Form 10-Q
period 2017-03-31
AMERICAN FINANCIAL GROUP INC
filed 2017-05-05
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.

Incorporated under the Laws of Ohio	IRS Employer I.D. No. 31-1544320
301 East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2017, there were 87,636,894 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$1,890	$2,107
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $35,445 and $33,735)	36,456	34,544
Fixed maturities, trading at fair value	359	359
Equity securities, available for sale at fair value (cost — $1,356 and $1,351)	1,579	1,502
Equity securities, trading at fair value	58	56
Mortgage loans	1,159	1,147
Policy loans	190	192
Equity index call options	573	492
Real estate and other investments	1,086	1,034
Total cash and investments	43,350	41,433
Recoverables from reinsurers	2,735	2,737
Prepaid reinsurance premiums	533	539
Agents’ balances and premiums receivable	989	997
Deferred policy acquisition costs	1,205	1,239
Assets of managed investment entities	5,331	4,765
Other receivables	875	908
Variable annuity assets (separate accounts)	614	600
Other assets	1,633	1,655
Goodwill	199	199
Total assets	$57,464	$55,072

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,621	$8,563
Unearned premiums	2,174	2,171
Annuity benefits accumulated	31,002	29,907
Life, accident and health reserves	687	691
Payable to reinsurers	621	634
Liabilities of managed investment entities	5,101	4,549
Long-term debt	1,283	1,283
Variable annuity liabilities (separate accounts)	614	600
Other liabilities	2,166	1,755
Total liabilities	52,269	50,153
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 87,591,671 and 86,924,399 shares outstanding	88	87
Capital surplus	1,138	1,111
Retained earnings	3,466	3,343
Accumulated other comprehensive income, net of tax	499	375
Total shareholders’ equity	5,191	4,916
Noncontrolling interests	4	3
Total equity	5,195	4,919
Total liabilities and equity	$57,464	$55,072

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2017	2016
Revenues:
Property and casualty insurance net earned premiums	$1,022	$998
Life, accident and health net earned premiums	6	6
Net investment income	435	411
Realized gains (losses) on securities (*)	3	(18)
Income (loss) of managed investment entities:
Investment income	51	45
Gain (loss) on change in fair value of assets/liabilities	—	(13)
Other income	59	46
Total revenues	1,576	1,475

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	609	581
Commissions and other underwriting expenses	339	334
Annuity benefits	196	228
Life, accident and health benefits	9	9
Annuity and supplemental insurance acquisition expenses	53	35
Interest charges on borrowed money	21	18
Expenses of managed investment entities	41	35
Other expenses	85	79
Total costs and expenses	1,353	1,319
Earnings before income taxes	223	156
Provision for income taxes	68	52
Net earnings, including noncontrolling interests	155	104
Less: Net earnings attributable to noncontrolling interests	2	3
Net Earnings Attributable to Shareholders	$153	$101

Earnings Attributable to Shareholders per Common Share:
Basic	$1.76	$1.16
Diluted	$1.72	$1.14
Average number of Common Shares:
Basic	87.2	86.9
Diluted	89.3	88.5

Cash dividends per Common Share	$0.3125	$0.28
________________________________________
(*) Consists of the following:
Realized gains before impairments	$9	$34

Losses on securities with impairment	(6)	(51)
Non-credit portion recognized in other comprehensive income (loss)	—	(1)
Impairment charges recognized in earnings	(6)	(52)
Total realized gains (losses) on securities	$3	$(18)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2017	2016
Net earnings, including noncontrolling interests	$155	$104
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	125	125
Reclassification adjustment for realized (gains) losses included in net earnings	—	11
Total net unrealized gains on securities	125	136
Net unrealized gains (losses) on cash flow hedges	(1)	3
Foreign currency translation adjustments	—	6
Pension and other postretirement plans adjustments	—	1
Other comprehensive income, net of tax	124	146
Total comprehensive income, net of tax	279	250
Less: Comprehensive income attributable to noncontrolling interests	2	5
Comprehensive income attributable to shareholders	$277	$245

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919
Net earnings	—	—	153	—	153	2	155
Other comprehensive income	—	—	—	124	124	—	124
Dividends on Common Stock	—	—	(27)	—	(27)	—	(27)
Shares issued:
Exercise of stock options	411,167	15	—	—	15	—	15
Restricted stock awards	232,250	—	—	—	—	—	—
Other benefit plans	54,453	5	—	—	5	—	5
Dividend reinvestment plan	3,277	—	—	—	—	—	—
Stock-based compensation expense	—	8	—	—	8	—	8
Shares exchanged — benefit plans	(32,176)	—	(3)	—	(3)	—	(3)
Forfeitures of restricted stock	(1,699)	—	—	—	—	—	—
Other	—	—	—	—	—	(1)	(1)
Balance at March 31, 2017	87,591,671	$1,226	$3,466	$499	$5,191	$4	$5,195

Balance at December 31, 2015	87,474,452	$1,301	$2,987	$304	$4,592	$178	$4,770
Net earnings	—	—	101	—	101	3	104
Other comprehensive income	—	—	—	144	144	2	146
Dividends on Common Stock	—	—	(24)	—	(24)	—	(24)
Shares issued:
Exercise of stock options	279,165	10	—	—	10	—	10
Restricted stock awards	317,230	—	—	—	—	—	—
Other benefit plans	47,566	3	—	—	3	—	3
Dividend reinvestment plan	3,736	—	—	—	—	—	—
Stock-based compensation expense	—	7	—	—	7	—	7
Shares acquired and retired	(1,128,128)	(16)	(60)	—	(76)	—	(76)
Shares exchanged — benefit plans	(27,551)	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(180)	—	—	—	—	—	—
Other	—	—	—	—	—	(1)	(1)
Balance at March 31, 2016	86,966,290	$1,305	$3,002	$448	$4,755	$182	$4,937

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2017	2016
Operating Activities:
Net earnings, including noncontrolling interests	$155	$104
Adjustments:
Depreciation and amortization	38	28
Annuity benefits	196	228
Realized (gains) losses on investing activities	(17)	15
Net sales of trading securities	3	71
Deferred annuity and life policy acquisition costs	(67)	(68)
Change in:
Reinsurance and other receivables	63	197
Other assets	(58)	2
Insurance claims and reserves	57	(26)
Payable to reinsurers	(13)	(90)
Other liabilities	45	15
Managed investment entities’ assets/liabilities	(487)	(55)
Other operating activities, net	9	(13)
Net cash provided by (used in) operating activities	(76)	408

Investing Activities:
Purchases of:
Fixed maturities	(2,879)	(2,125)
Equity securities	(22)	(74)
Mortgage loans	(23)	(131)
Equity index call options and other investments	(181)	(139)
Real estate, property and equipment	(11)	(18)
Proceeds from:
Maturities and redemptions of fixed maturities	1,511	840
Repayments of mortgage loans	12	101
Sales of fixed maturities	38	225
Sales of equity securities	14	55
Sales and settlements of equity index call options and other investments	174	4
Sales of real estate, property and equipment	24	5
Managed investment entities:
Purchases of investments	(910)	(239)
Proceeds from sales and redemptions of investments	1,058	290
Other investing activities, net	1	(63)
Net cash used in investing activities	(1,194)	(1,269)

Financing Activities:
Annuity receipts	1,290	1,435
Annuity surrenders, benefits and withdrawals	(567)	(503)
Net transfers from variable annuity assets	17	9
Issuances of managed investment entities’ liabilities	537	31
Retirements of managed investment entities’ liabilities	(212)	(11)
Issuances of Common Stock	15	13
Repurchases of Common Stock	—	(76)
Cash dividends paid on Common Stock	(27)	(24)
Other financing activities, net	—	(2)
Net cash provided by financing activities	1,053	872
Net Change in Cash and Cash Equivalents	(217)	11
Cash and cash equivalents at beginning of period	2,107	1,220
Cash and cash equivalents at end of period	$1,890	$1,231

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisition of Business	J.	Long-Term Debt
C.	Segments of Operations	K.	Shareholders’ Equity
D.	Fair Value Measurements	L.	Income Taxes
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Insurance
G.	Deferred Policy Acquisition Costs	O.	Subsequent Event
H.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2017, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first three months of 2017.

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

The fair values of a CLO’s assets may differ from the separately measured fair values of its liabilities even though the CLO liabilities only have recourse to the CLO assets. AFG has set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at a separately measured fair value. CLO earnings attributable to AFG’s shareholders are measured by the change in the fair value of AFG’s investments in the CLOs and management fees earned.

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

Debt Issuance Costs   Debt issuance costs related to AFG’s outstanding debt are presented in its Balance Sheet as a direct reduction in the carrying value of long-term debt and are amortized over the life of the related debt using the effective interest method as a component of interest expense. Debt issuance costs related to AFG’s revolving credit facilities are included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Stock-Based Compensation   All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated fair value at the date of grant. AFG uses the Black Scholes pricing model to measure the fair value of employee stock options. See Note K — “Shareholders’ Equity” for further information.

In the fourth quarter of 2016, AFG adopted ASU 2016-09, which, among other things, requires excess tax benefits or deficiencies for share-based payments to be recorded through income tax expense in the statement of earnings instead of directly to capital surplus (as required under the previous guidance). In addition, under the new guidance, AFG elected to account for forfeitures of awards when they occur rather than accruing expense based on an estimate of expected forfeitures (as required under the previous guidance). The resulting cumulative effect of accounting change of less than $1 million was recorded directly to retained earnings on January 1, 2016.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2017 and 2016 — 2.1 million and 1.6 million, respectively.

AFG’s weighted average diluted shares outstanding for the first three months of 2016 excludes 0.8 million anti-dilutive potential common shares related to stock compensation plans. There were no anti-dilutive potential common shares for the first three months of 2017.

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

Revenue Recognition Guidance Effective in 2018 In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when (or as) the entity satisfies a performance obligation under the contract. The new guidance also updates the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Revenue recognition for insurance contracts and financial instruments, which are AFG’s primary sources of revenue, is excluded from the scope of the new guidance. AFG will adopt the new guidance effective January 1, 2018. Because the new guidance does not apply to the vast majority of AFG’s business, management does not expect the adoption of this guidance to have a material impact on AFG’s results of operations or financial position. Based on implementation efforts to date, management believes that the new standard would only have applied to 2% of AFG’s 2016 consolidated revenues.

B.     Acquisition of Business

Acquisition of Noncontrolling Interest in National Interstate Corporation   In November 2016, AFG acquired the 49% of National Interstate Corporation (“NATL”) not previously owned by AFG’s wholly-owned subsidiary, Great American Insurance Company, for $315 million ($32.00 per share) in a merger transaction. In addition, NATL paid a one-time special cash dividend of $0.50 per share to its shareholders immediately prior to the merger closing. Because NATL was already a consolidated subsidiary of AFG prior to the merger, the acquisition was accounted for as an equity transaction.

C.    Segments of Operations

AFG manages its business as four segments: (i) Property and casualty insurance, (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2017	2016
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$342	$339
Specialty casualty	508	502
Specialty financial	147	132
Other specialty	25	25
Total premiums earned	1,022	998
Net investment income	86	83
Other income (a)	16	3
Total property and casualty insurance	1,124	1,084
Annuity:
Net investment income	347	315
Other income	27	26
Total annuity	374	341
Run-off long-term care and life	12	12
Other	63	56
Total revenues before realized gains (losses)	1,573	1,493
Realized gains (losses) on securities	3	(18)
Total revenues	$1,576	$1,475

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$43	$32
Specialty casualty	15	29
Specialty financial	22	23
Other specialty	(1)	2
Other lines	(1)	1
Total underwriting	78	87
Investment and other income, net (a)	93	75
Total property and casualty insurance	171	162
Annuity	96	53
Run-off long-term care and life	—	(1)
Other (b)	(47)	(40)
Total earnings before realized gains (losses) and income taxes	220	174
Realized gains (losses) on securities	3	(18)
Total earnings before income taxes	$223	$156

(a)	Includes pretax income of $13 million (before noncontrolling interest) from the sale of a hotel in the first quarter of 2017.

(b)	Includes holding company interest and expenses.

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

As discussed in Note A — “Accounting Policies — Managed Investment Entities,” AFG has set the carrying value of the CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at a separately measured fair value. As a result, the CLO liabilities are categorized within the fair value hierarchy on the same basis (proportionally) as the related CLO assets. Since the portion of the CLO liabilities allocated to Level 3 is derived from the fair value of the CLO assets, these amounts are excluded from the progression of Level 3 financial instruments.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$122	$158	$8	$288
States, municipalities and political subdivisions	—	6,758	143	6,901
Foreign government	—	138	—	138
Residential MBS	—	3,541	175	3,716
Commercial MBS	—	1,224	29	1,253
Asset-backed securities (“ABS”)	—	5,998	594	6,592
Corporate and other	30	16,710	828	17,568
Total AFS fixed maturities	152	34,527	1,777	36,456
Trading fixed maturities	26	333	—	359
Equity securities — AFS and trading	1,383	81	173	1,637
Assets of managed investment entities (“MIE”)	896	4,409	26	5,331
Variable annuity assets (separate accounts) (*)	—	614	—	614
Equity index call options	—	573	—	573
Other assets — derivatives	—	—	—	—
Total assets accounted for at fair value	$2,457	$40,537	$1,976	$44,970
Liabilities:
Liabilities of managed investment entities	$857	$4,219	$25	$5,101
Derivatives in annuity benefits accumulated	—	—	1,963	1,963
Derivatives in long-term debt	—	—	—	—
Other liabilities — derivatives	—	32	—	32
Total liabilities accounted for at fair value	$857	$4,251	$1,988	$7,096

December 31, 2016
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$133	$174	$8	$315
States, municipalities and political subdivisions	—	6,641	140	6,781
Foreign government	—	136	—	136
Residential MBS	—	3,445	190	3,635
Commercial MBS	—	1,468	25	1,493
Asset-backed securities	—	5,475	484	5,959
Corporate and other	29	15,484	712	16,225
Total AFS fixed maturities	162	32,823	1,559	34,544
Trading fixed maturities	30	329	—	359
Equity securities — AFS and trading	1,305	79	174	1,558
Assets of managed investment entities	380	4,356	29	4,765
Variable annuity assets (separate accounts) (*)	—	600	—	600
Equity index call options	—	492	—	492
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,877	$38,680	$1,762	$42,319
Liabilities:
Liabilities of managed investment entities	$363	$4,158	$28	$4,549
Derivatives in annuity benefits accumulated	—	—	1,759	1,759
Derivatives in long-term debt	—	(1)	—	(1)
Other liabilities — derivatives	—	30	—	30
Total liabilities accounted for at fair value	$363	$4,187	$1,787	$6,337

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the first three months of 2017, there were no transfers between Level 1 and Level 2. During the first three months of 2016, there was one perpetual preferred stock with a fair value of $8 million transferred from Level 2 to Level 1 and three perpetual preferred stocks with an aggregate fair value of $6 million transferred from Level 1 to Level 2.

Approximately 4% of the total assets carried at fair value on March 31, 2017, were Level 3 assets. Approximately 75% ($1.49 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $1.96 billion at March 31, 2017. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.8% over the risk free rate
Risk margin for uncertainty in cash flows	0.68% reduction in the discount rate
Surrenders	3% – 21% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.5% – 8.0% of indexed account value
Budgeted option costs	2.4% – 3.6% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2017 and 2016 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	3	—	—	—	—	143
Residential MBS	190	1	—	1	(8)	7	(16)	175
Commercial MBS	25	—	—	—	—	4	—	29
Asset-backed securities	484	—	—	104	(11)	17	—	594
Corporate and other	712	1	4	120	(38)	29	—	828
Total AFS fixed maturities	1,559	2	7	225	(57)	57	(16)	1,777
Equity securities	174	(6)	7	12	—	—	(14)	173
Assets of MIE	29	(1)	—	2	—	—	(4)	26
Total Level 3 assets	$1,762	$(5)	$14	$239	$(57)	$57	$(34)	$1,976

Embedded derivatives	$(1,759)	$(147)	$—	$(79)	$22	$—	$—	$(1,963)
Total Level 3 liabilities (*)	$(1,759)	$(147)	$—	$(79)	$22	$—	$—	$(1,963)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2016
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$15
State and municipal	89	—	3	—	—	—	—	92
Residential MBS	224	1	—	—	(7)	11	(16)	213
Commercial MBS	39	—	—	—	(1)	—	—	38
Asset-backed securities	470	—	(6)	4	(8)	41	—	501
Corporate and other	633	(2)	15	86	(7)	5	—	730
Total AFS fixed maturities	1,470	(1)	12	90	(23)	57	(16)	1,589
Equity securities	140	(17)	8	12	—	15	—	158
Assets of MIE	26	(2)	—	—	—	—	—	24
Total Level 3 assets	$1,636	$(20)	$20	$102	$(23)	$72	$(16)	$1,771

Embedded derivatives	$(1,369)	$(17)	$—	$(82)	$18	$—	$—	$(1,450)
Total Level 3 liabilities (*)	$(1,369)	$(17)	$—	$(82)	$18	$—	$—	$(1,450)

(*)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2017
Financial assets:
Cash and cash equivalents	$1,890	$1,890	$1,890	$—	$—
Mortgage loans	1,159	1,158	—	—	1,158
Policy loans	190	190	—	—	190
Total financial assets not accounted for at fair value	$3,239	$3,238	$1,890	$—	$1,348
Financial liabilities:
Annuity benefits accumulated (*)	$30,799	$29,997	$—	$—	$29,997
Long-term debt	1,283	1,382	—	1,379	3
Total financial liabilities not accounted for at fair value	$32,082	$31,379	$—	$1,379	$30,000

December 31, 2016
Financial assets:
Cash and cash equivalents	$2,107	$2,107	$2,107	$—	$—
Mortgage loans	1,147	1,146	—	—	1,146
Policy loans	192	192	—	—	192
Total financial assets not accounted for at fair value	$3,446	$3,445	$2,107	$—	$1,338
Financial liabilities:
Annuity benefits accumulated (*)	$29,703	$28,932	$—	$—	$28,932
Long-term debt	1,284	1,356	—	1,353	3
Total financial liabilities not accounted for at fair value	$30,987	$30,288	$—	$1,353	$28,935

(*)	Excludes $203 million and $204 million of life contingent annuities in the payout phase at March 31, 2017 and December 31, 2016, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at March 31, 2017 and December 31, 2016, consisted of the following (in millions):

	March 31, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$289	$2	$(3)	$(1)	$288	$315	$3	$(3)	$—	$315
States, municipalities and political subdivisions	6,736	213	(48)	165	6,901	6,650	200	(69)	131	6,781
Foreign government	133	5	—	5	138	131	5	—	5	136
Residential MBS	3,432	295	(11)	284	3,716	3,367	281	(13)	268	3,635
Commercial MBS	1,211	43	(1)	42	1,253	1,446	49	(2)	47	1,493
Asset-backed securities	6,548	74	(30)	44	6,592	5,962	43	(46)	(3)	5,959
Corporate and other	17,096	544	(72)	472	17,568	15,864	473	(112)	361	16,225
Total fixed maturities	$35,445	$1,176	$(165)	$1,011	$36,456	$33,735	$1,054	$(245)	$809	$34,544

Equity Securities:
Common stocks	$884	$216	$(21)	$195	$1,079	$879	$160	$(23)	$137	$1,016
Perpetual preferred stocks	472	31	(3)	28	500	472	21	(7)	14	486
Total equity securities	$1,356	$247	$(24)	$223	$1,579	$1,351	$181	$(30)	$151	$1,502

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2017 and December 31, 2016, respectively, were $170 million and $189 million. Gross unrealized gains on such securities at March 31, 2017 and December 31, 2016 were $128 million and $130 million, respectively. Gross unrealized losses on such securities at March 31, 2017 and December 31, 2016 were $2 million and $3 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2017
Fixed maturities:
U.S. Government and government agencies	$(1)	$152	99%	$(2)	$8	80%
States, municipalities and political subdivisions	(44)	1,925	98%	(4)	37	90%
Foreign government	—	4	100%	—	—	—%
Residential MBS	(6)	455	99%	(5)	188	97%
Commercial MBS	(1)	71	99%	—	—	—%
Asset-backed securities	(14)	1,313	99%	(16)	512	97%
Corporate and other	(57)	2,799	98%	(15)	298	95%
Total fixed maturities	$(123)	$6,719	98%	$(42)	$1,043	96%

Equity securities:
Common stocks	$(21)	$138	87%	$—	$—	—%
Perpetual preferred stocks	(2)	85	98%	(1)	6	86%
Total equity securities	$(23)	$223	91%	$(1)	$6	86%

December 31, 2016
Fixed maturities:
U.S. Government and government agencies	$(1)	$153	99%	$(2)	$8	80%
States, municipalities and political subdivisions	(64)	2,289	97%	(5)	44	90%
Residential MBS	(7)	502	99%	(6)	162	96%
Commercial MBS	(2)	121	98%	—	—	—%
Asset-backed securities	(29)	1,737	98%	(17)	634	97%
Corporate and other	(93)	3,849	98%	(19)	312	94%
Total fixed maturities	$(196)	$8,651	98%	$(49)	$1,160	96%

Equity securities:
Common stocks	$(23)	$215	90%	$—	$—	—%
Perpetual preferred stocks	(6)	135	96%	(1)	6	86%
Total equity securities	$(29)	$350	92%	$(1)	$6	86%

At March 31, 2017, the gross unrealized losses on fixed maturities of $165 million relate to 1,048 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 84% of the gross unrealized loss and 89% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first three months of 2017, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first three months of 2017, AFG recorded less than $1 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

AFG recorded $3 million in other-than-temporary impairment charges on common stocks in the first three months of 2017. At March 31, 2017, the gross unrealized losses on common stocks of $21 million relate to 17 securities, none of which has been in an unrealized loss position for more than 12 months.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG recorded $6 million in other-than-temporary impairment charges on preferred stocks in the first three months of 2017. At March 31, 2017, the gross unrealized losses on preferred stocks of $3 million relate to 13 securities. The one preferred stock that has been in an unrealized loss position for 12 months or more is rated investment grade.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2017.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2017	2016
Balance at January 1	$153	$160
Additional credit impairments on:
Previously impaired securities	—	2
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(7)	(2)
Balance at March 31	$146	$160

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2017 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,038	$1,051	3%
After one year through five years	6,034	6,300	17%
After five years through ten years	12,717	12,990	36%
After ten years	4,465	4,554	12%
	24,254	24,895	68%
ABS (average life of approximately 5 years)	6,548	6,592	18%
MBS (average life of approximately 4-1/2 years)	4,643	4,969	14%
Total	$35,445	$36,456	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2017 or December 31, 2016.

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

	Pretax	Deferred Tax	Net
March 31, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$800	$(280)	$520
Fixed maturities — all other	211	(74)	137
Total fixed maturities	1,011	(354)	657
Equity securities	223	(78)	145
Total investments	1,234	(432)	802
Deferred policy acquisition costs — annuity segment	(333)	117	(216)
Annuity benefits accumulated	(103)	36	(67)
Unearned revenue	15	(5)	10
Total net unrealized gain on marketable securities	$813	$(284)	$529

December 31, 2016
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$640	$(224)	$416
Fixed maturities — all other	169	(59)	110
Total fixed maturities	809	(283)	526
Equity securities	151	(53)	98
Total investments	960	(336)	624
Deferred policy acquisition costs — annuity segment	(273)	96	(177)
Annuity benefits accumulated	(78)	27	(51)
Unearned revenue	13	(5)	8
Total net unrealized gain on marketable securities	$622	$(218)	$404

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2017	2016
Investment income:
Fixed maturities	$389	$367
Equity securities	21	19
Equity in earnings of partnerships and similar investments	10	11
Other	20	19
Gross investment income	440	416
Investment expenses	(5)	(5)
Net investment income	$435	$411

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended March 31, 2017				Three months ended March 31, 2016
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$5	$—	$5	$202	$14	$(16)	$(2)	$453
Equity securities	2	(9)	(7)	72	23	(41)	(18)	(23)
Mortgage loans and other investments	3	—	3	—	—	—	—	—
Other (*)	(1)	3	2	(83)	(3)	5	2	(220)
Total pretax	9	(6)	3	191	34	(52)	(18)	210
Tax effects	(3)	2	(1)	(66)	(12)	19	7	(74)
Noncontrolling interests	—	—	—	—	—	1	1	(2)
Net of tax and noncontrolling interests	$6	$(4)	$2	$125	$22	$(32)	$(10)	$134

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions included in the statement of cash flows consisted of the following (in millions):

	Three months ended March 31,
	2017	2016
Fixed maturities:
Gross gains	$5	$14
Gross losses	—	(1)
Equity securities:
Gross gains	4	25
Gross losses	(2)	—

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies” to the financial statements, AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2017		December 31, 2016
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$104	$—	$107	$—
Public company warrants	Equity securities	4	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	1,963	—	1,759
Equity index call options	Equity index call options	573	—	492	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	8	—	8
		$681	$1,971	$603	$1,767

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($387 million at March 31, 2017 and $380 million at December 31, 2016) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A to the financial statements, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2017 and 2016 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2017	2016
MBS with embedded derivatives	Realized gains on securities	$—	$1
Public company warrants	Realized gains on securities	—	(2)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(147)	(17)
Equity index call options	Annuity benefits	141	(40)
Reinsurance contracts (embedded derivative)	Net investment income	(1)	(3)
		$(7)	$(61)

Derivatives Designated and Qualifying as Cash Flow Hedges  As of March 31, 2017, AFG has entered into seven interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps amortize down over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.03 billion at March 31, 2017 compared to $1.08 billion at December 31, 2016, reflecting the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was less than $1 million at March 31, 2017 and $1 million at December 31, 2016. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $24 million at March 31, 2017 and $22 million at December 31, 2016. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were $2 million in both the first three months of 2017 and 2016. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $60 million at both March 31, 2017 and December 31, 2016 is included in other assets in AFG’s Balance Sheet.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (9.2302% at March 31, 2017). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (asset of less than $1 million at March 31, 2017 and $1 million at December 31, 2016) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

the floating rate. The net reduction in interest expense from the swap was $1 million for both the first three months of 2017 and 2016.

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized	Total	Total
Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239
Additions	139	67	1	—	68	—	68	207
Amortization:
Periodic amortization	(135)	(42)	(6)	(2)	(50)	—	(50)	(185)
Included in realized gains	—	2	—	—	2	—	2	2
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(59)	(59)	(59)
Balance at March 31, 2017	$243	$1,137	$105	$44	$1,286	$(324)	$962	$1,205

Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184
Additions	132	68	5	—	73	—	73	205
Amortization:
Periodic amortization	(134)	(25)	(5)	(2)	(32)	—	(32)	(166)
Included in realized gains	—	2	—	—	2	—	2	2
Change in unrealized	—	—	—	—	—	(170)	(170)	(170)
Balance at March 31, 2016	$224	$1,063	$119	$53	$1,235	$(404)	$831	$1,055

The present value of future profits (“PVFP”) amounts in the table above are net of $136 million and $134 million of accumulated amortization at March 31, 2017 and December 31, 2016, respectively.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 64.4% of the most subordinate debt tranche of sixteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2017, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $230 million (including $160 million invested in the most subordinate tranches) at March 31, 2017, and $216 million at December 31, 2016.

In March 2017, AFG formed a new CLO, which issued $408 million face amount of liabilities (including $24 million face amount purchased by subsidiaries of AFG). During the first three months of 2016, AFG subsidiaries purchased $11 million face amount of senior debt and subordinate tranches of existing CLOs for $10 million. During the first three months of 2017 and 2016, AFG subsidiaries received $4 million and $23 million, respectively, in sale and redemption proceeds from its CLO investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2017	2016
Investment in CLO tranches at end of period	$230	$250
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	5	(1)
Liabilities	(5)	(12)
Management fees paid to AFG	4	4
CLO earnings (losses) attributable to AFG shareholders (b)	6	(7)

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $59 million and $75 million at March 31, 2017 and December 31, 2016. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $140 million and $159 million at those dates. The CLO assets include $1 million in loans at both March 31, 2017 and December 31, 2016, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million and $10 million at those dates, respectively).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first three months of 2017. Included in other assets in AFG’s Balance Sheet is $32 million at March 31, 2017 and $34 million at December 31, 2016 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $24 million and $25 million, respectively. Amortization of intangibles was $2 million in both the first three months of 2017 and 2016.

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2017			December 31, 2016
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$(1)	$349	$350	$(1)	$349
3.50% Senior Notes due August 2026	300	(3)	297	300	(3)	297
6-3/8% Senior Notes due June 2042	230	(7)	223	230	(7)	223
5-3/4% Senior Notes due August 2042	125	(4)	121	125	(4)	121
Other	3	—	3	3	—	3
	1,008	(15)	993	1,008	(15)	993

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,308	$(25)	$1,283	$1,308	$(25)	$1,283

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (9.2302% at March 31, 2017 and 9.0624% at December 31, 2016). The fair value of the interest rate swap (asset of less than $1 million and $1 million at March 31, 2017 and December 31, 2016, respectively) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Scheduled principal payments on debt for the balance of 2017, the subsequent five years and thereafter were as follows:
2017 — none; 2018 — none; 2019 — $350 million; 2020 — none; 2021 — none; 2022 — none and thereafter — $958 million.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2017 or December 31, 2016.

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

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Three months ended March 31, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$191	$(66)	$125	$—	$125
Reclassification adjustment for realized (gains) losses included in net earnings (a)		—	—	—	—	—
Total net unrealized gains on securities (b)	$404	191	(66)	125	—	125	$529
Net unrealized losses on cash flow hedges	(7)	(2)	1	(1)	—	(1)	(8)
Foreign currency translation adjustments	(15)	—	—	—	—	—	(15)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$375	$189	$(65)	$124	$—	$124	$499

Three months ended March 31, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$192	$(67)	$125	$(1)	$124
Reclassification adjustment for realized (gains) losses included in net earnings (a)		18	(7)	11	(1)	10
Total net unrealized gains on securities	$332	210	(74)	136	(2)	134	$466
Net unrealized gains on cash flow hedges	1	5	(2)	3	—	3	4
Foreign currency translation adjustments	(22)	3	3	6	—	6	(16)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(6)
Total	$304	$219	$(73)	$146	$(2)	$144	$448

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $52 million at both March 31, 2017 and December 31, 2016 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2017, AFG issued 232,250 shares of restricted Common Stock (fair value of $94.44 per share) under the Stock Incentive Plan. In addition, AFG issued 47,826 shares of Common Stock (fair value of $96.13 per share) in the first quarter of 2017 under the Equity Bonus Plan. AFG did not grant any stock options in the first three months of 2017.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $11 million and $8 million in the first three months of 2017 and 2016, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2017		2016
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$223		$156

Income taxes at statutory rate	$78	35%	$55	35%
Effect of:
Tax exempt interest	(6)	(3%)	(7)	(4%)
Stock-based compensation	(6)	(3%)	—	—%
Change in valuation allowance	(2)	(1%)	1	1%
Subsidiaries not in AFG’s tax return	—	—%	1	—%
Other	4	2%	2	1%
Provision for income taxes as shown in the statement of earnings	$68	30%	$52	33%

The favorable impact of stock-based compensation on AFG’s effective tax rate in the first three months of 2017 reflects the high volume of employee stock option exercises during that period, including the impact of the increase in the market price of AFG Common Stock.

During the first three months of 2017, there were no material changes to AFG’s liability for uncertain tax positions.

M.     Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2016 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations, as well as contingencies related to the sale of substantially all of AFG’s run-off long-term care insurance business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Balance at beginning of year	$8,563	$8,127
Less reinsurance recoverables, net of allowance	2,302	2,201
Net liability at beginning of year	6,261	5,926
Provision for losses and LAE occurring in the current period	637	609
Net increase (decrease) in the provision for claims of prior years	(28)	(28)
Total losses and LAE incurred	609	581
Payments for losses and LAE of:
Current year	(84)	(80)
Prior years	(470)	(467)
Total payments	(554)	(547)
Foreign currency translation and other	8	11
Net liability at end of period	6,324	5,971
Add back reinsurance recoverables, net of allowance	2,297	2,137
Gross unpaid losses and LAE included in the balance sheet at end of period	$8,621	$8,108

The net decrease in the provision for claims of prior years during the first three months of 2017 reflects (i) lower than expected losses in the crop and equine operations and lower than expected claim severity in the property and inland marine business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity and frequency in the workers’ compensation businesses and lower than anticipated claim severity at Neon (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the ocean marine business (within the Property and transportation sub-segment), (ii) higher than anticipated claim severity in the targeted markets business and higher than anticipated claim severity and frequency in the excess and surplus lines business (all within the Specialty casualty sub-segment) and (iii) an adjustment to the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 (included in Other specialty sub-segment).

The net decrease in the provision for claims of prior years during the first three months of 2016 reflects (i) lower than expected losses in the crop operations and lower than expected claim severity in the property and inland marine and trucking businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in workers’ compensation business and in directors and officers liability insurance (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim frequency in the ocean marine business (within the Property and transportation sub-segment), (ii) adverse reserve development at Neon and higher than anticipated severity in contractor claims (all within the Specialty casualty sub-segment) and (iii) higher than anticipated claim frequency in the financial institutions business (within the Specialty financial sub-segment).

O.    Subsequent Event

On May 3, 2017, AFG announced that its Board of Directors declared a special cash dividend of $1.50 per share of American Financial Group Common Stock. The dividend is payable on May 25, 2017 to shareholders of record on May 15, 2017. The aggregate amount of this special dividend will be approximately $132 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	30	Managed Investment Entities	38
Overview	31	Results of Operations	41
Critical Accounting Policies	31	General	41
Liquidity and Capital Resources	31	Segmented Statement of Earnings	42
Ratios	31	Property and Casualty Insurance	43
Condensed Consolidated Cash Flows	32	Annuity	51
Parent and Subsidiary Liquidity	33	Run-off Long-Term Care and Life	57
Investments	34	Holding Company, Other and Unallocated	58
Uncertainties	38	Recent Accounting Standards	60

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

Net earnings attributable to AFG’s shareholders for the first three months of 2017 were $153 million ($1.72 per share, diluted) compared to $101 million ($1.14 per share, diluted) reported in the same period of 2016, reflecting:

•	higher earnings in the annuity segment,

•	realized gains on securities in the first three months of 2017 compared to realized losses in the first three months of 2016,

•	higher net investment income in the property and casualty insurance segment,

•	higher income from the sale of real estate,

•	lower underwriting profit in the property and casualty insurance segment, and

•	higher holding company expenses.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of other-than-temporary impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2016 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2017	December 31,
		2016	2015
Principal amount of long-term debt	$1,308	$1,308	$1,020
Total capital	6,119	5,921	5,512
Ratio of debt to total capital:
Including subordinated debt	21.4%	22.1%	18.5%
Excluding subordinated debt	16.5%	17.0%	13.1%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate (if any), to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) on fixed maturity investments).

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.01 for the three months ended March 31, 2017 and 1.85 for the year ended December 31, 2016. Excluding annuity benefits, this ratio was 9.33 and 8.62, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Three months ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(76)	$408
Net cash used in investing activities	(1,194)	(1,269)
Net cash provided by financing activities	1,053	872
Net change in cash and cash equivalents	$(217)	$11

Net Cash Provided by (Used in) Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by (used in) operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by (used in) operating activities also includes the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $487 million during the first three months of 2017 and $55 million in the first three months of 2016, accounting for a $432 million decline in cash flows from operating activities. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash flows provided by operating activities were $411 million in the first three months of 2017 compared to $463 million in the first three months of 2016, a decrease of $52 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $1.19 billion for the first three months of 2017 compared to $1.27 billion in the first three months of 2016, a decrease of $75 million. While the $201 million decrease in net cash flows from annuity policyholders in the first three months of 2017 as compared to the 2016 period (discussed below under net cash provided by financing activities) decreased the amount of cash available for investment in the first three months of 2017 compared to the same 2016 period, this decrease was more than offset by the investment of cash held at December 31, 2016. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $148 million source of cash in the first three months of 2017 compared to a $51 million source of cash in the 2016 period, accounting for a $97 million decrease in net cash used in investing activities in the first three months of 2017 compared to the same 2016 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.05 billion for the first three months of 2017 compared to $872 million in the first three months of 2016, an increase of $181 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $740 million in the first three months of 2017 compared to $941 million in the first three months of 2016, resulting in a $201 million decrease in net cash provided by financing activities in the 2017 period compared to the 2016 period. There were no shares of AFG Common Stock repurchased during the first three months of 2017, compared to $76 million repurchased in the first three months of 2016, which accounted for a $76 million increase in net cash provided by financing activities in the 2017 period compared to the 2016 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $325 million in the first three months of 2017 compared to $20 million in the first three months of 2016, accounting for a $305 million increase in net cash provided by financing activities in the 2017 period compared to the 2016 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

In June 2016, AFG replaced its bank credit facility with a five-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2016 or the first three months of 2017.

In May 2017, AFG declared a special cash dividend of $1.50 per share of AFG Common Stock. The dividend is payable on May 25, 2017 to shareholders of record on May 15, 2017. The aggregate amount of this special dividend will be approximately $132 million.

In November 2016, AFG acquired the 49% of National Interstate Corporation (“NATL”) not previously owned by AFG’s wholly-owned subsidiary, Great American Insurance Company (“GAI”) for $315 million ($32.00 per share) in cash in a merger transaction. In addition, NATL paid a one-time special cash dividend of $0.50 per share to its shareholders immediately prior to the merger closing ($5 million was paid to noncontrolling shareholders).

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At March 31, 2017, GALIC had $935 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.53% over LIBOR (average rate of 1.36% at March 31, 2017). While these advances must be repaid between 2018 and 2021 ($285 million in 2018, $500 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At March 31, 2017, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At March 31, 2017, AFG could reduce the average crediting rate on approximately $23 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 82 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	March 31,	December 31,
GMIR	2017	2016	2015
1 — 1.99%	73%	72%	67%
2 — 2.99%	6%	6%	7%
3 — 3.99%	11%	12%	14%
4.00% and above	10%	10%	12%

Annuity benefits accumulated (in millions)	$31,002	$29,907	$26,622

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

Investments   AFG’s investment portfolio at March 31, 2017, contained $36.46 billion in fixed maturity securities and $1.58 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $359 million in fixed maturities and $58 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 14% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 78% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2017 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$36,815
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,841)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(1,091)
Deferred income tax	382
Estimated after-tax impact on accumulated other comprehensive income	$(709)

Approximately 89% of the fixed maturities held by AFG at March 31, 2017, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2017, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$237	$237	100%	$—	100%
Non-agency prime	1,447	1,601	111%	154	28%
Alt-A	1,108	1,196	108%	88	12%
Subprime	643	685	107%	42	29%
Commercial	1,211	1,253	103%	42	97%
	$4,646	$4,972	107%	$326	45%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2017, 97% (based on statutory carrying value of $4.58 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 19% of AFG’s fixed maturity portfolio at March 31, 2017. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2017, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2017, is shown in the following table (dollars in millions). Approximately $692 million of available for sale fixed maturity securities and $34 million of available for sale equity securities had no unrealized gains or losses at March 31, 2017.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$28,002	$7,762
Amortized cost of securities	$26,826	$7,927
Gross unrealized gain (loss)	$1,176	$(165)
Fair value as % of amortized cost	104%	98%
Number of security positions	4,216	1,048
Number individually exceeding $2 million gain or loss	55	2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$338	$(12)
States and municipalities	213	(48)
Banks, savings and credit institutions	113	(13)
Manufacturing	106	(14)
Asset-backed securities	74	(30)
Gas and electric services	60	(4)
Insurance companies	47	(9)
Percentage rated investment grade	89%	89%

Available for Sale Equity Securities
Fair value of securities	$1,316	$229
Cost of securities	$1,069	$253
Gross unrealized gain (loss)	$247	$(24)
Fair value as % of cost	123%	91%
Number of security positions	164	30
Number individually exceeding $2 million gain or loss	31	3

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2017, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	1%
After one year through five years	19%	11%
After five years through ten years	37%	35%
After ten years	11%	20%
	70%	67%
Asset-backed securities (average life of approximately 5 years)	15%	24%
Mortgage-backed securities (average life of approximately 4-1/2 years)	15%	9%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2017
Securities with unrealized gains:
Exceeding $500,000 (690 securities)	$9,307	$711	108%
$500,000 or less (3,526 securities)	18,695	465	103%
	$28,002	$1,176	104%
Securities with unrealized losses:
Exceeding $500,000 (81 securities)	$1,329	$(69)	95%
$500,000 or less (967 securities)	6,433	(96)	99%
	$7,762	$(165)	98%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2017
Investment grade fixed maturities with losses for:
Less than one year (787 securities)	$6,163	$(114)	98%
One year or longer (96 securities)	772	(25)	97%
	$6,935	$(139)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (97 securities)	$556	$(9)	98%
One year or longer (68 securities)	271	(17)	94%
	$827	$(26)	97%
Common stocks with losses for:
Less than one year (17 securities)	$138	$(21)	87%
One year or longer (none)	—	—	—%
	$138	$(21)	87%
Perpetual preferred stocks with losses for:
Less than one year (12 securities)	$85	$(2)	98%
One year or longer (1 security)	6	(1)	86%
	$91	$(3)	97%

When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2016 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2017. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2016 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2017
Assets:
Cash and investments	$43,579	$—	$(229)	(a)	$43,350
Assets of managed investment entities	—	5,331	—		5,331
Other assets	8,784	—	(1)	(a)	8,783
Total assets	$52,363	$5,331	$(230)		$57,464
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,795	$—	$—		$10,795
Annuity, life, accident and health benefits and reserves	31,689	—	—		31,689
Liabilities of managed investment entities	—	5,331	(230)	(a)	5,101
Long-term debt and other liabilities	4,684	—	—		4,684
Total liabilities	47,168	5,331	(230)		52,269
Shareholders’ equity:
Common Stock and Capital surplus	1,226	—	—		1,226
Retained earnings	3,466	—	—		3,466
Accumulated other comprehensive income, net of tax	499	—	—		499
Total shareholders’ equity	5,191	—	—		5,191
Noncontrolling interests	4	—	—		4
Total equity	5,195	—	—		5,195
Total liabilities and equity	$52,363	$5,331	$(230)		$57,464

December 31, 2016
Assets:
Cash and investments	$41,649	$—	$(216)	(a)	$41,433
Assets of managed investment entities	—	4,765	—		4,765
Other assets	8,874	—	—	(a)	8,874
Total assets	$50,523	$4,765	$(216)		$55,072
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,734	$—	$—		$10,734
Annuity, life, accident and health benefits and reserves	30,598	—	—		30,598
Liabilities of managed investment entities	—	4,760	(211)	(a)	4,549
Long-term debt and other liabilities	4,272	—	—		4,272
Total liabilities	45,604	4,760	(211)		50,153
Shareholders’ equity:
Common Stock and Capital surplus	1,198	5	(5)		1,198
Retained earnings	3,343	—	—		3,343
Accumulated other comprehensive income, net of tax	375	—	—		375
Total shareholders’ equity	4,916	5	(5)		4,916
Noncontrolling interests	3	—	—		3
Total equity	4,919	5	(5)		4,919
Total liabilities and equity	$50,523	$4,765	$(216)		$55,072

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2017
Revenues:
Insurance net earned premiums	$1,028	$—	$—		$1,028
Net investment income	441	—	(6)	(b)	435
Realized gains on securities	3	—	—		3
Income (loss) of managed investment entities:
Investment income	—	51	—		51
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(b)	—
Other income	63	—	(4)	(c)	59
Total revenues	1,535	51	(10)		1,576
Costs and Expenses:
Insurance benefits and expenses	1,206	—	—		1,206
Expenses of managed investment entities	—	51	(10)	(b)(c)	41
Interest charges on borrowed money and other expenses	106	—	—		106
Total costs and expenses	1,312	51	(10)		1,353
Earnings before income taxes	223	—	—		223
Provision for income taxes	68	—	—		68
Net earnings, including noncontrolling interests	155	—	—		155
Less: Net earnings attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$153	$—	$—		$153

Three months ended March 31, 2016
Revenues:
Insurance net earned premiums	$1,004	$—	$—		$1,004
Net investment income	404	—	7	(b)	411
Realized losses on securities	(18)	—	—		(18)
Income (loss) of managed investment entities:
Investment income	—	45	—		45
Gain (loss) on change in fair value of assets/liabilities	—	1	(14)	(b)	(13)
Other income	50	—	(4)	(c)	46
Total revenues	1,440	46	(11)		1,475
Costs and Expenses:
Insurance benefits and expenses	1,187	—	—		1,187
Expenses of managed investment entities	—	46	(11)	(b)(c)	35
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,284	46	(11)		1,319
Earnings before income taxes	156	—	—		156
Provision for income taxes	52	—	—		52
Net earnings, including noncontrolling interests	104	—	—		104
Less: Net earnings attributable to noncontrolling interests	3	—	—		3
Net earnings attributable to shareholders	$101	$—	$—		$101

(a)
Includes income of $6 million in the first three months of 2017 and losses of $7 million in the first three months of 2016, representing the change in fair value of AFG’s CLO investments plus $4 million in both periods in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $7 million in the first three months of 2017 and 2016, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS

General   AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) on subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes for asbestos and environmental exposures are excluded from core earnings. The following table (in millions, except per share amounts) identifies non-core items and reconciles net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure. AFG believes core net operating earnings is a useful tool for investors and analysts in analyzing ongoing operating trends and for management to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business.

	Three months ended March 31,
	2017	2016
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$220	$174
Pretax non-core item:
Realized gains (losses) on securities	3	(18)
Earnings before income taxes	223	156
Provision (credit) for income taxes:
Core operating earnings	67	59
Realized gains (losses) on securities	1	(7)
Total provision for income taxes	68	52
Net earnings, including noncontrolling interests	155	104
Less net earnings (loss) attributable to noncontrolling interests:
Core operating earnings	2	4
Realized gains (losses) on securities	—	(1)
Total net earnings attributable to noncontrolling interests	2	3
Net earnings attributable to shareholders	$153	$101

Net earnings:
Core net operating earnings	$151	$111
Realized gains (losses) on securities	2	(10)
Net earnings attributable to shareholders	$153	$101

Diluted per share amounts:
Core net operating earnings	$1.69	$1.25
Realized gains (losses) on securities	0.03	(0.11)
Net earnings attributable to shareholders	$1.72	$1.14

Net earnings attributable to shareholders increased $52 million in the first three months of 2017 compared to the same period in 2016 due primarily to net realized gains on securities in the 2017 period compared to net realized losses on securities in the 2016 period and higher core net operating earnings. Core net operating earnings increased $40 million in the first three months of 2017 compared to the same period in 2016 reflecting higher earnings in the annuity segment, higher net investment income in the property and casualty insurance segment and higher income from the sale of real estate in the first three months of 2017, partially offset by lower underwriting profit in the property and casualty insurance segment and higher holding company expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2017 and 2016 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,022	$—	$—	$—	$—	$1,022	$—	$1,022
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	86	347	5	(6)	3	435	—	435
Realized gains on securities	—	—	—	—	—	—	3	3
Income (loss) of MIEs:
Investment income	—	—	—	51	—	51	—	51
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—	—	—
Other income	16	27	1	(4)	19	59	—	59
Total revenues	1,124	374	12	41	22	1,573	3	1,576

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	609	—	—	—	—	609	—	609
Commissions and other underwriting expenses	335	—	—	—	4	339	—	339
Annuity benefits	—	196	—	—	—	196	—	196
Life, accident and health benefits	—	—	9	—	—	9	—	9
Annuity and supplemental insurance acquisition expenses	—	52	1	—	—	53	—	53
Interest charges on borrowed money	—	—	—	—	21	21	—	21
Expenses of MIEs	—	—	—	41	—	41	—	41
Other expenses	9	30	2	—	44	85	—	85
Total costs and expenses	953	278	12	41	69	1,353	—	1,353
Earnings before income taxes	171	96	—	—	(47)	220	3	223
Provision for income taxes	55	32	—	—	(20)	67	1	68
Net earnings, including noncontrolling interests	116	64	—	—	(27)	153	2	155
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	—	2
Core Net Operating Earnings	114	64	—	—	(27)	151
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	2	2	(2)	—
Net Earnings Attributable to Shareholders	$114	$64	$—	$—	$(25)	$153	$—	$153

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2016
Revenues:
Property and casualty insurance net earned premiums	$998	$—	$—	$—	$—	$998	$—	$998
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	83	315	5	7	1	411	—	411
Realized losses on securities	—	—	—	—	—	—	(18)	(18)
Income (loss) of MIEs:
Investment income	—	—	—	45	—	45	—	45
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(13)	—	(13)	—	(13)
Other income	3	26	1	(4)	20	46	—	46
Total revenues	1,084	341	12	35	21	1,493	(18)	1,475

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	581	—	—	—	—	581	—	581
Commissions and other underwriting expenses	330	—	—	—	4	334	—	334
Annuity benefits	—	228	—	—	—	228	—	228
Life, accident and health benefits	—	—	9	—	—	9	—	9
Annuity and supplemental insurance acquisition expenses	—	34	1	—	—	35	—	35
Interest charges on borrowed money	—	—	—	—	18	18	—	18
Expenses of MIEs	—	—	—	35	—	35	—	35
Other expenses	11	26	3	—	39	79	—	79
Total costs and expenses	922	288	13	35	61	1,319	—	1,319
Earnings before income taxes	162	53	(1)	—	(40)	174	(18)	156
Provision for income taxes	54	19	—	—	(14)	59	(7)	52
Net earnings, including noncontrolling interests	108	34	(1)	—	(26)	115	(11)	104
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	—	4	(1)	3
Core Net Operating Earnings	104	34	(1)	—	(26)	111
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(10)	(10)	10	—
Net Earnings Attributable to Shareholders	$104	$34	$(1)	$—	$(36)	$101	$—	$101

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $171 million in pretax earnings in the first three months of 2017 compared to $162 million in the first three months of 2016, an increase of $9 million (6%). The increase in pretax earnings reflects improved underwriting results in the Property and transportation group, higher net investment income and higher income from the sale of real estate, partially offset by lower underwriting profit in the Specialty casualty and Specialty financial groups.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
Gross written premiums	$1,324	$1,243	7%
Reinsurance premiums ceded	(297)	(264)	13%
Net written premiums	1,027	979	5%
Change in unearned premiums	(5)	19	(126%)
Net earned premiums	1,022	998	2%
Loss and loss adjustment expenses	609	581	5%
Commissions and other underwriting expenses	335	330	2%
Underwriting gain	78	87	(10%)

Net investment income	86	83	4%
Other income and expenses, net	7	(8)	(188%)
Earnings before income taxes	$171	$162	6%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	59.5%	58.3%	1.2%
Underwriting expense ratio	32.7%	33.0%	(0.3%)
Combined ratio	92.2%	91.3%	0.9%

Aggregate — including exited lines
Loss and LAE ratio	59.6%	58.2%	1.4%
Underwriting expense ratio	32.7%	33.0%	(0.3%)
Combined ratio	92.3%	91.2%	1.1%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.32 billion for the first three months of 2017 compared to $1.24 billion for the first three months of 2016, an increase of $81 million (7%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2017		2016
	GWP	%	GWP	%	% Change
Property and transportation	$416	32%	$398	32%	5%
Specialty casualty	744	56%	698	56%	7%
Specialty financial	164	12%	147	12%	12%
	$1,324	100%	$1,243	100%	7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 22% of gross written premiums for the first three months of 2017 compared to 21% for the first three months of 2016, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2017		2016		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(92)	22%	$(87)	22%	—%
Specialty casualty	(204)	27%	(179)	26%	1%
Specialty financial	(23)	14%	(22)	15%	(1%)
Other specialty	22		24
	$(297)	22%	$(264)	21%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.03 billion for the first three months of 2017 compared to $979 million for the first three months of 2016, an increase of $48 million (5%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2017		2016
	NWP	%	NWP	%	% Change
Property and transportation	$324	32%	$311	32%	4%
Specialty casualty	540	53%	519	53%	4%
Specialty financial	141	14%	125	13%	13%
Other specialty	22	1%	24	2%	(8%)
	$1,027	100%	$979	100%	5%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.02 billion for the first three months of 2017 compared to $998 million for the first three months of 2016, an increase of $24 million (2%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2017		2016
	NEP	%	NEP	%	% Change
Property and transportation	$342	33%	$339	34%	1%
Specialty casualty	508	50%	502	50%	1%
Specialty financial	147	14%	132	13%	11%
Other specialty	25	3%	25	3%	—%
	$1,022	100%	$998	100%	2%

The $81 million (7%) increase in gross written premiums for the first three months of 2017 compared to the first three months of 2016 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates were flat in the first three months of 2017.

Property and transportation Gross written premiums increased $18 million (5%) in the first three months of 2017 compared to the first three months of 2016. This increase was the result of higher gross written premiums in the transportation, property and inland marine and Singapore operations. Average renewal rates increased approximately 3% for this group in the first three months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums are comparable between periods.

Specialty casualty Gross written premiums increased $46 million (7%) in the first three months of 2017 compared to the first three months of 2016. Higher gross written premiums in the workers’ compensation businesses, primarily the result of rate increases in the state of Florida, and higher premiums in the targeted markets businesses were partially offset by lower

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

premiums in the excess and surplus lines operations. The decline in excess and surplus lines premiums was primarily the result of more stringent underwriting standards related to New York contractors business. Average renewal rates were flat for this group in the first three months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first three months of 2017 compared to the first three months of 2016, reflecting the timing of reinsurance agreements at Neon, partially offset by lower cessions in the excess and surplus lines and professional liability operations and in certain targeted markets business.

Specialty financial Gross written premiums increased $17 million (12%) in the first three months of 2017 compared to the first three months of 2016 due primarily to growth in the financial institutions and surety businesses. Average renewal rates for this group decreased 4% in the first three months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the first three months of 2017 compared to the first three months of 2016, reflecting a change in mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended March 31,			Three months ended March 31,
	2017	2016	Change	2017	2016
Property and transportation
Loss and LAE ratio	60.8%	62.2%	(1.4%)
Underwriting expense ratio	26.5%	28.4%	(1.9%)
Combined ratio	87.3%	90.6%	(3.3%)
Underwriting profit				$43	$32

Specialty casualty
Loss and LAE ratio	65.2%	62.4%	2.8%
Underwriting expense ratio	31.8%	31.9%	(0.1%)
Combined ratio	97.0%	94.3%	2.7%
Underwriting profit				$15	$29

Specialty financial
Loss and LAE ratio	35.6%	34.0%	1.6%
Underwriting expense ratio	49.4%	48.6%	0.8%
Combined ratio	85.0%	82.6%	2.4%
Underwriting profit				$22	$23

Total Specialty
Loss and LAE ratio	59.5%	58.3%	1.2%
Underwriting expense ratio	32.7%	33.0%	(0.3%)
Combined ratio	92.2%	91.3%	0.9%
Underwriting profit				$79	$86

Aggregate — including exited lines
Loss and LAE ratio	59.6%	58.2%	1.4%
Underwriting expense ratio	32.7%	33.0%	(0.3%)
Combined ratio	92.3%	91.2%	1.1%
Underwriting profit				$78	$87

The Specialty property and casualty insurance operations generated an underwriting profit of $79 million in the first three months of 2017 compared to $86 million in the first three months of 2016, a decrease of $7 million (8%). The lower underwriting profit in the first three months of 2017 reflects lower underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by improved underwriting results in the Property and transportation sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Underwriting profit for this group was $43 million for the first three months of 2017 compared to $32 million in the first three months of 2016, an increase of $11 million (34%). Higher underwriting profits in the agricultural, property and inland marine and transportation businesses contributed to these improved results.

Specialty casualty Underwriting profit for this group was $15 million for the first three months of 2017 compared to $29 million in the first three months of 2016, a decrease of $14 million (48%). Higher underwriting profitability in the workers’ compensation businesses and slightly improved year-over-year results at Neon were more than offset by lower underwriting profitability in the targeted markets, executive liability and excess and surplus lines businesses.

Specialty financial Underwriting profit for this group was $22 million for the first three months of 2017 compared to $23 million in the first three months of 2016, a decrease of $1 million (4%) reflecting lower underwriting profitability in the financial institutions business, partially offset by higher underwriting profits in the fidelity and surety businesses.

Other specialty This group reported an underwriting loss of $1 million for the first three months of 2017 compared to an underwriting profit of $2 million in the first three months of 2016, a decrease of $3 million (150%). The decrease is due primarily to a $6 million charge to adjust the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998, partially offset by favorable prior year loss development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.6% for the first three months of 2017 compared to 58.2% for the first three months of 2016, an increase of 1.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2017	2016	2017	2016	Ratio
Property and transportation
Current year, excluding catastrophe losses	$220	$222	64.2%	65.7%	(1.5%)
Prior accident years development	(17)	(17)	(4.8%)	(5.2%)	0.4%
Current year catastrophe losses	5	6	1.4%	1.7%	(0.3%)
Property and transportation losses and LAE and ratio	$208	$211	60.8%	62.2%	(1.4%)

Specialty casualty
Current year, excluding catastrophe losses	$336	$316	66.1%	63.0%	3.1%
Prior accident years development	(6)	(4)	(1.1%)	(0.7%)	(0.4%)
Current year catastrophe losses	1	1	0.2%	0.1%	0.1%
Specialty casualty losses and LAE and ratio	$331	$313	65.2%	62.4%	2.8%

Specialty financial
Current year, excluding catastrophe losses	$60	$48	41.2%	36.2%	5.0%
Prior accident years development	(9)	(4)	(6.4%)	(3.3%)	(3.1%)
Current year catastrophe losses	1	1	0.8%	1.1%	(0.3%)
Specialty financial losses and LAE and ratio	$52	$45	35.6%	34.0%	1.6%

Total Specialty
Current year, excluding catastrophe losses	$630	$601	61.6%	60.2%	1.4%
Prior accident years development	(29)	(27)	(2.8%)	(2.7%)	(0.1%)
Current year catastrophe losses	7	8	0.7%	0.8%	(0.1%)
Total Specialty losses and LAE and ratio	$608	$582	59.5%	58.3%	1.2%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$630	$601	61.6%	60.2%	1.4%
Prior accident years development	(28)	(28)	(2.7%)	(2.8%)	0.1%
Current year catastrophe losses	7	8	0.7%	0.8%	(0.1%)
Aggregate losses and LAE and ratio	$609	$581	59.6%	58.2%	1.4%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.6% for the first three months of 2017 compared to 60.2% for the first three months of 2016, an increase of 1.4%.

Property and transportation   The 1.5 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratios of the transportation and agricultural businesses in the first three months of 2017 compared to the first three months of 2016.

Specialty casualty   The 3.1 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratios of the excess and surplus lines and general liability businesses and at Neon.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 5.0 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business, partially offset by a decrease in the loss and LAE ratios of the trade credit, fidelity and equipment leasing businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $29 million in the first three months of 2017 compared to $27 million in the first three months of 2016, an increase of $2 million (7%).

Property and transportation Net favorable reserve development of $17 million in the first three months of 2017 reflects lower than expected losses in the crop and equine operations and lower than expected claim severity in the property and inland marine business, partially offset by higher than expected claim severity in the ocean marine business. Net favorable reserve development of $17 million in the first three months of 2016 reflects lower than expected losses in the crop operations and lower than expected claim severity in the property and inland marine and trucking businesses, partially offset by higher than anticipated claim frequency in the ocean marine business.

Specialty casualty Net favorable reserve development of $6 million in the first three months of 2017 reflects lower than anticipated claim severity and frequency in the workers’ compensation businesses and lower than anticipated claim severity at Neon, partially offset by higher than anticipated claim severity in the targeted markets businesses and higher than expected claim severity and frequency in the excess and surplus lines business. Net favorable reserve development of $4 million in the first three months of 2016 reflects lower than anticipated claim severity in workers’ compensation business and in directors and officers liability insurance, partially offset by adverse reserve development at Neon and higher than anticipated severity in contractor claims.

Specialty financial Net favorable reserve development of $9 million in the first three months of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $4 million in the first three months of 2016 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business, partially offset by higher than anticipated claim frequency in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $3 million in the first three months of 2017 and favorable reserve development of $2 million in the first three months of 2016. The adverse development in the first three months of 2017 reflects a $6 million charge to adjust the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and reserve development associated with AFG’s internal reinsurance program. Favorable development in the first three months of 2016 reflects amortization of deferred gains on retroactive reinsurance.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2016, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 4% of AFG’s Shareholders’ Equity. Catastrophe losses of $7 million in the first three months of 2017 resulted primarily from storms and tornadoes in several regions of the United States. Catastrophe losses of $8 million in the first three months of 2016 resulted primarily from winter storms.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $335 million in the first three months of 2017 compared to $330 million for the first three months of 2016, an increase of $5 million (2%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 32.7% for the first three months of 2017 compared to 33.0% for the first three months of 2016, a decrease of 0.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2017		2016		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$91	26.5%	$96	28.4%	(1.9%)
Specialty casualty	162	31.8%	160	31.9%	(0.1%)
Specialty financial	73	49.4%	64	48.6%	0.8%
Other specialty	9	37.8%	10	37.6%	0.2%
	$335	32.7%	$330	33.0%	(0.3%)

AFG’s overall expense ratio decreased 0.3% in the first three months of 2017 as compared to the first three months of 2016.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.9 percentage points in the first three months of 2017 compared to the first three months of 2016 reflecting an increase in ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.1 percentage points in the first three months of 2017 compared to the first three months of 2016.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in the first three months of 2017 compared to the first three months of 2016 reflecting a change in the mix of business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $86 million in the first three months of 2017 compared to $83 million in the first three months of 2016, an increase of $3 million (4%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2017	2016	Change	% Change
Net investment income	$86	$83	$3	4%

Average invested assets (at amortized cost)	$9,855	$9,366	$489	5%

Yield (net investment income as a % of average invested assets)	3.49%	3.54%	(0.05%)

Tax equivalent yield (*)	3.98%	4.08%	(0.10%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty insurance segment for the first three months of 2017 as compared to the first three months of 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.49% for the first three months of 2017 compared to 3.54% for the first three months of 2016, a decrease of 0.05 percentage points, reflecting lower yields available in the financial markets and a decrease in equity in the earnings of limited partnerships and similar investments, partially offset by higher income from certain investments that are required to be carried at fair value through earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was net income of $7 million for the first three months of 2017 compared to a net expense of $8 million in the first three months of 2016, an improvement of $15 million (188%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2017	2016
Other income
Income from the sale of real estate	$13	$—
Other	3	3
Total other income	16	3
Other expenses
Amortization of intangibles	2	2
Other	7	9
Total other expenses	9	11
Other income and expenses, net	$7	$(8)

Income from the sale of real estate includes $13 million related to the sale of a hotel property in the first three months of 2017.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $96 million in pretax earnings in the first three months of 2017 compared to $53 million in the first three months of 2016, an increase of $43 million (81%). AFG’s annuity segment results for the first three months of 2017 as compared to the first three months of 2016 reflect higher investment income from certain investments that are required to be carried at fair value through earnings, an 11% increase in average annuity investments (at amortized cost) and the unfavorable impact of significantly lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities in the 2016 quarter, partially offset by lower investment yields due to the run-off of higher yielding investments.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
Revenues:
Net investment income	$347	$315	10%
Other income:
Guaranteed withdrawal benefit fees	14	12	17%
Policy charges and other miscellaneous income	13	14	(7%)
Total revenues	374	341	10%

Costs and Expenses:
Annuity benefits (*)	196	228	(14%)
Acquisition expenses	52	34	53%
Other expenses	30	26	15%
Total costs and expenses	278	288	(3%)
Earnings before income taxes	$96	$53	81%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$98	$84	17%
Impact of derivatives related to FIAs	(2)	(31)	(94%)
Earnings before income taxes	$96	$53	81%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
Interest credited — fixed	$152	$139	9%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	5	(20%)
Amortization of sales inducements	6	5	20%
Change in guaranteed withdrawal benefit reserve	16	16	—%
Change in other benefit reserves	11	5	120%
Total other annuity benefits	37	31	19%
Total before impact of derivatives related to FIAs	190	171	11%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	147	17	765%
Equity option mark-to-market	(141)	40	(453%)
Impact of derivatives related to FIAs	6	57	(89%)
Total annuity benefits	$196	$228	(14%)

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended March 31,
	2017	2016	% Change
Average fixed annuity investments (at amortized cost)	$30,055	$27,186	11%
Average fixed annuity benefits accumulated	30,183	26,935	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.59%	4.60%
Interest credited — fixed	(2.01%)	(2.06%)
Net interest spread	2.58%	2.54%

Policy charges and other miscellaneous income	0.14%	0.16%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.31%)	(0.27%)
Acquisition expenses	(0.67%)	(0.47%)
Other expenses	(0.38%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.08%)	(0.84%)
Net spread earned on fixed annuities	1.28%	0.74%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended March 31,
	2017	2016
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.31%	1.20%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.08%)	(0.84%)
Related impact on amortization of deferred policy acquisition costs (*)	0.05%	0.36%
Related impact on amortization of deferred sales inducements (*)	—%	0.02%
Net spread earned on fixed annuities	1.28%	0.74%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the first three months of 2017 was $347 million compared to $315 million for the first three months of 2016, an increase of $32 million (10%). This increase reflects primarily the growth in AFG’s annuity business and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.01 percentage points to 4.59% from 4.60% in the first three months of 2017 compared to the first three months of 2016. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by higher income from certain investments that are required to be carried at fair value through earnings. During 2016, $4.0 billion in annuity segment investments with an average yield of 5.51% were redeemed or sold while the investments purchased during 2016 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.21%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first three months of 2017 was $152 million compared to $139 million for the first three months of 2016, an increase of $13 million (9%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.05 percentage points to 2.01% in the first three months of 2017 from 2.06% in the first three months of 2016.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.04 percentage points to 2.58% from 2.54% in the first three months of 2017 compared to the same period in 2016 due primarily to the impact of lower crediting rates and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by lower in-force investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $13 million for the first three months of 2017 compared to $14 million for the first three months of 2016, a decrease of $1 million (7%). Other miscellaneous income includes $1 million and $2 million in income from the sale of real estate in the first three months of 2017 and 2016, respectively. As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.02 percentage points to 0.14% from 0.16% in the first three months of 2017 compared to the first three months of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first three months of 2017 were $23 million compared to $19 million for the first three months of 2016, an increase of $4 million (21%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.04 percentage points to 0.31% from 0.27% in the first three months of 2017 compared to first three months of 2016. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2017	2016
Change in expected death and annuitization reserve	$4	$5
Amortization of sales inducements	6	5
Change in guaranteed withdrawal benefit reserve	16	16
Change in other benefit reserves	11	5
Other annuity benefits	37	31
Offset guaranteed withdrawal benefit fees	(14)	(12)
Other annuity benefits, net	$23	$19

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

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.67% for the first three months of 2017 compared to 0.47% for the first three months 2016 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of significantly lower than anticipated interest rates during the first three months 2016 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended March 31,
	2017	2016
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.72%	0.83%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	(0.05%)	(0.36%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.67%	0.47%

(*)	An estimate of the acceleration/deceleration in the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $30 million for the first three months of 2017 compared to $26 million for the first three months of 2016, an increase of $4 million (15%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations in the first three months of 2017 compared to the first three months of 2016. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.38% percentage points for both the first three months of 2017 and 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $6 million and $57 million in the first three months of 2017 and 2016, respectively. During the first three months of 2017, the positive impact of strong stock market performance on the fair value of these derivatives substantially offset the negative impact of slightly lower interest rates. During the first three months of 2016, a significant decrease in interest rates had an unfavorable impact on the fair value of these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.76 percentage points to 0.08% in the first three months of 2017 from 0.84% in the first three months of 2016.

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

	Three months ended March 31,
	2017	2016	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$98	$84	17%
Change in fair value of derivatives related to fixed-indexed annuities	(6)	(57)	(89%)
Related impact on amortization of DPAC (*)	4	26	(85%)
Earnings before income taxes	$96	$53	81%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, decreased the annuity segment’s earnings before income taxes by $2 million and $31 million in the first three months of 2017 and 2016, respectively.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.54 percentage points to 1.28% from 0.74% in the first three months of 2017 compared to the same period in 2016 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.04 percentage points increase in AFG’s net interest spread.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Beginning fixed annuity reserves	$29,647	$26,371
Fixed annuity premiums (receipts)	1,283	1,276
Federal Home Loan Bank advances	—	150
Surrenders, benefits and other withdrawals	(539)	(483)
Interest and other annuity benefit expenses:
Interest credited	152	139
Embedded derivative mark-to-market	147	17
Change in other benefit reserves	29	29
Ending fixed annuity reserves	$30,719	$27,499

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$30,719	$27,499
Impact of unrealized investment related gains	100	127
Fixed component of variable annuities	183	186
Annuity benefits accumulated per balance sheet	$31,002	$27,812

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.29 billion in both the first three months of 2017 and 2016. The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
Financial institutions single premium annuities — indexed	$487	$534	(9%)
Financial institutions single premium annuities — fixed	262	119	120%
Retail single premium annuities — indexed	469	546	(14%)
Retail single premium annuities — fixed	20	20	—%
Education market — fixed and indexed annuities	45	57	(21%)
Total fixed annuity premiums	1,283	1,276	1%
Variable annuities	7	9	(22%)
Total annuity premiums	$1,290	$1,285	—%

AFG continues to implement product and process changes needed to comply with the Department of Labor (“DOL”) Fiduciary Rule and is proceeding under the premise that the rule becomes effective in June 2017 in its current form. On April 4, 2017, the DOL delayed the April 10, 2017 effective date of the rule to June 9, 2017, and further delayed certain requirements until January 1, 2018. There is considerable discussion surrounding the possibility of a further delay or other action impacting the rule. However, until there is some definitive action impacting the rule, AFG intends to continue to pursue necessary changes.

Assuming the rule becomes effective in its current form, AFG believes the biggest impact will be on insurance-only licensed agents whose qualified sales represented less than 10% of its first quarter 2017 annuity premiums. As a result of the delay discussed above, insurance-only agents will be able to continue selling fixed-indexed annuities through the end of 2017, provided the agent acts in the customer’s best interest and receives only reasonable compensation. While AFG’s management continues to believe the adjustments required of AFG and its distribution partners to comply with the rule will impact 2017 annuity premiums, management does not believe the new rule will have a material impact on AFG’s results of operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Earnings on fixed annuity benefits accumulated	$96	$50
Earnings on investments in excess of fixed annuity benefits accumulated (*)	(1)	3
Variable annuity earnings	1	—
Earnings before income taxes	$96	$53

(*)
Net investment income (as a % of investments) of 4.59% and 4.60% for the three months ended March 31, 2017 and 2016, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s loss before income taxes from its run-off long-term care and life operations for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
Revenues:
Net earned premiums:
Long-term care	$1	$1	—%
Life operations	5	5	—%
Net investment income	5	5	—%
Other income	1	1	—%
Total revenues	12	12	—%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	1	1	—%
Life operations	8	8	—%
Acquisition expenses	1	1	—%
Other expenses	2	3	(33%)
Total costs and expenses	12	13	(8%)
Loss before income taxes	$—	$(1)	(100%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $47 million in the first three months of 2017 compared to $40 million in the first three months of 2016, an increase of $7 million (18%).

The following table details AFG’s loss before income taxes from operations outside of its insurance operations for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
Revenues:
Net investment income	$3	$1	200%
Other income — P&C fees	14	13	8%
Other income	5	7	(29%)
Total revenues	22	21	5%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	4	4	—%
Interest charges on borrowed money	21	18	17%
Other expense — expenses associated with P&C fees	10	9	11%
Other expenses	34	30	13%
Total costs and expenses	69	61	13%
Loss before income taxes, excluding realized gains and losses	$(47)	$(40)	18%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $3 million in the first three months of 2017 compared to $1 million in the first three months of 2016. The parent company holds a small portfolio of securities that are classified as “trading” and carried at fair value through net investment income. These trading securities increased in value by $2 million in the first three months of 2017 compared to $1 million in the first three months of 2016.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance business, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2017, AFG collected $14 million in fees for these services compared to $13 million in the first three months of 2016. Management views this fee income, net of the $10 million in the first three months of 2017 and $9 million in the first three months of 2016, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the first three months of 2017 and 2016, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $1 million in the first three months of 2017 and $3 million in the first three months of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $21 million in the first three months of 2017 compared to $18 million in the first three months of 2016, an increase of $3 million (17%). This increase reflects higher average indebtedness, partially offset by lower average interest rates on outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of January 1, 2017 compared to January 1, 2016 (dollars in millions):

	January 1, 2017	January 1, 2016
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
3.50% Senior Notes due August 2026	300	—
6-3/8% Senior Notes due June 2042	230	230
5-3/4% Senior Notes due August 2042	125	125
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,308	$1,008

Weighted Average Interest Rate	6.5%	7.4%

The increase in average indebtedness for the first three months of 2017 as compared to the first three months of 2016 reflects the issuance of $300 million of 3.50% Senior Notes in August 2016.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $34 million in the first three months of 2017 compared to $30 million in the first three months of 2016, an increase of $4 million (13%). This increase reflects the impact of higher holding company expenses related to employee benefit plans that are tied to stock market performance in the first three months of 2017 compared to the first three months of 2016.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were gains of $3 million in the first three months of 2017 compared to losses of $18 million in the first three months of 2016, an improvement of $21 million (117%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2017	2016
Realized gains (losses) before impairments:
Disposals	$10	$38
Change in the fair value of derivatives	—	(1)
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(3)
	9	34
Impairment charges:
Securities	(9)	(57)
Adjustments to annuity deferred policy acquisition costs and related items	3	5
	(6)	(52)
Realized gains (losses) on securities	$3	$(18)

AFG’s impairment charges on securities for the first three months of 2017 consist of $9 million on equity securities and less than $1 million on fixed maturities compared to $41 million on equity securities and $16 million on fixed maturities in the first three months of 2016. Approximately $2 million in impairment charges in the first three months of 2017 are related to financial institutions and $6 million relates to a pharmaceutical company. Approximately $33 million of the impairment charges recorded in the first three months of 2016 are related to financial institutions and $16 million are on energy-related investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $68 million for the first three months of 2017 compared to $52 million for the first three months of 2016, an increase of $16 million (31%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $2 million for the first three months of 2017 compared to $3 million for the first three months of 2016. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended March 31,
	2017	2016	% Change
National Interstate	$—	$3	(100%)
Other	2	—	—%
Earnings attributable to noncontrolling interests	$2	$3	(33%)

Other noncontrolling interests includes $2 million related to the gain on the sale of a hotel property in the first three months of 2017, which was owned by an 80%-owned subsidiary of GAI.

RECENT ACCOUNTING STANDARDS

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2017, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2016 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A
Risk Factors

The following risk factor has been updated to reflect regulatory developments that occurred subsequent to the filing of AFG’s 2016 Form 10-K. For additional risk factors that cause risks and uncertainties that could materially affect AFG’s business, financial condition, cash flows or future results, please refer to AFG’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

On April 6, 2016, the U.S. Department of Labor (“DOL”) released a final regulation that substantially expands the range of activities that will be considered fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal

AMERICAN FINANCIAL GROUP, INC. 10-Q

Revenue Code of 1986. Implementation was scheduled to phase in beginning April 10, 2017. The new regulation deems advisers, including insurance agents, who sell annuities to IRAs, IRA rollovers or 401(k) plans to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption requiring advisers to comply with impartial conduct standards. On February 3, 2017, President Trump issued a presidential memorandum directing the DOL to examine the regulation, and on April 4, 2017, the DOL announced “the delay rule” that defers the effective date of the regulation until June 9, 2017, as it continues its examination as mandated by the President’s executive order. The rule further delayed certain requirements associated with prohibited transaction exemptions under the final regulation until January 1, 2018. As a result, insurance-only agents will be able to continue selling fixed-indexed annuities through the end of 2017, provided the agent acts in the customer’s best interest and receives only reasonable compensation. Regardless, during this interim period, compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens and changes to compensation to agents, which could negatively impact AFG’s business, results of operations or financial condition. If the final rule is fully implemented on January 1, 2018, compliance with the prohibited transaction exemptions will likely result in additional regulatory burdens, changes to AFG’s product offerings and increased litigation risk, which could negatively impact AFG’s business, results of operations or financial condition. Management cannot currently predict the effect on AFG’s business if the DOL’s examination mandated by the President results in the proposal of significant changes to the final regulation (or a further delay of the January 1, 2018 implementation date).

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

ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first three months of 2017. There are 4,132,838 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016.

In addition, AFG acquired 1,562 shares of its Common Stock (at $87.74 per share) in January 2017, 30,400 shares (at an average of $93.56 per share) in February 2017 and 214 shares (at an average of $95.84 per share) in March 2017 in connection with its stock incentive plans.
ITEM 5
Other Information

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934   Section 13(r) of the Securities Exchange Act of 1934, as amended (“Section 13(r)”), requires a registrant to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities, transactions or dealings related to Iran during the period covered by the report. Many of the activities, transactions and dealings that are required to be reported under Section 13(r) were previously subject to U.S. sanctions or prohibited by applicable local law. On January 16, 2016, the United States and the European Union eased sanctions against Iran pursuant to the Joint Comprehensive Plan of Action, and many of the reportable activities, transactions and dealings under Section 13(r) are no longer subject to U.S. sanctions and no longer prohibited by applicable local law.

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

For the quarter ended March 31, 2017, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

May 5, 2017	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer