Form 10-Q
period 2017-06-30
AMERICAN FINANCIAL GROUP INC
filed 2017-08-04
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2017, there were 88,022,623 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$2,207	$2,107
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $36,231 and $33,735)	37,504	34,544
Fixed maturities, trading at fair value	339	359
Equity securities, available for sale at fair value (cost — $1,338 and $1,351)	1,581	1,502
Equity securities, trading at fair value	59	56
Mortgage loans	1,184	1,147
Policy loans	188	192
Equity index call options	589	492
Real estate and other investments	1,128	1,034
Total cash and investments	44,779	41,433
Recoverables from reinsurers	2,839	2,737
Prepaid reinsurance premiums	587	539
Agents’ balances and premiums receivable	1,124	997
Deferred policy acquisition costs	1,156	1,239
Assets of managed investment entities	4,873	4,765
Other receivables	923	908
Variable annuity assets (separate accounts)	620	600
Other assets	1,518	1,655
Goodwill	199	199
Total assets	$58,618	$55,072

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$8,730	$8,563
Unearned premiums	2,294	2,171
Annuity benefits accumulated	32,014	29,907
Life, accident and health reserves	676	691
Payable to reinsurers	681	634
Liabilities of managed investment entities	4,685	4,549
Long-term debt	1,405	1,283
Variable annuity liabilities (separate accounts)	620	600
Other liabilities	2,201	1,755
Total liabilities	53,306	50,153
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,007,252 and 86,924,399 shares outstanding	88	87
Capital surplus	1,158	1,111
Retained earnings	3,451	3,343
Accumulated other comprehensive income, net of tax	615	375
Total shareholders’ equity	5,312	4,916
Noncontrolling interests	—	3
Total equity	5,312	4,919
Total liabilities and equity	$58,618	$55,072

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Property and casualty insurance net earned premiums	$1,065	$1,027	$2,087	$2,025
Life, accident and health net earned premiums	5	6	11	12
Net investment income	460	423	895	834
Realized gains (losses) on:
Securities (*)	8	(16)	11	(34)
Subsidiaries	—	2	—	2
Income (loss) of managed investment entities:
Investment income	50	48	101	93
Gain (loss) on change in fair value of assets/liabilities	11	11	11	(2)
Other income	47	80	106	126
Total revenues	1,646	1,581	3,222	3,056

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	635	687	1,244	1,268
Commissions and other underwriting expenses	366	348	705	682
Annuity benefits	224	223	420	451
Life, accident and health benefits	6	9	15	18
Annuity and supplemental insurance acquisition expenses	48	42	101	77
Interest charges on borrowed money	23	19	44	37
Expenses of managed investment entities	51	36	92	71
Other expenses	88	81	173	160
Total costs and expenses	1,441	1,445	2,794	2,764
Earnings before income taxes	205	136	428	292
Provision for income taxes	60	73	128	125
Net earnings, including noncontrolling interests	145	63	300	167
Less: Net earnings attributable to noncontrolling interests	—	9	2	12
Net Earnings Attributable to Shareholders	$145	$54	$298	$155

Earnings Attributable to Shareholders per Common Share:
Basic	$1.64	$0.63	$3.40	$1.79
Diluted	$1.61	$0.62	$3.32	$1.76
Average number of Common Shares:
Basic	87.8	86.8	87.5	86.8
Diluted	89.8	88.4	89.6	88.4

Cash dividends per Common Share	$1.8125	$0.28	$2.125	$0.56
________________________________________
(*) Consists of the following:
Realized gains before impairments	$17	$23	$26	$57

Losses on securities with impairment	(10)	(39)	(16)	(90)
Non-credit portion recognized in other comprehensive income (loss)	1	—	1	(1)
Impairment charges recognized in earnings	(9)	(39)	(15)	(91)
Total realized gains (losses) on securities	$8	$(16)	$11	$(34)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net earnings, including noncontrolling interests	$145	$63	$300	$167
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	115	213	240	338
Reclassification adjustment for realized (gains) losses included in net earnings	(5)	10	(5)	21
Total net unrealized gains on securities	110	223	235	359
Net unrealized gains on cash flow hedges	2	1	1	4
Foreign currency translation adjustments	4	1	4	7
Pension and other postretirement plans adjustments	—	—	—	1
Other comprehensive income, net of tax	116	225	240	371
Total comprehensive income, net of tax	261	288	540	538
Less: Comprehensive income attributable to noncontrolling interests	—	13	2	18
Comprehensive income attributable to shareholders	$261	$275	$538	$520

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919
Net earnings	—	—	298	—	298	2	300
Other comprehensive income	—	—	—	240	240	—	240
Dividends on Common Stock	—	—	(187)	—	(187)	—	(187)
Shares issued:
Exercise of stock options	792,288	26	—	—	26	—	26
Restricted stock awards	232,250	—	—	—	—	—	—
Other benefit plans	75,381	7	—	—	7	—	7
Dividend reinvestment plan	19,516	2	—	—	2	—	2
Stock-based compensation expense	—	13	—	—	13	—	13
Shares exchanged — benefit plans	(32,509)	—	(3)	—	(3)	—	(3)
Forfeitures of restricted stock	(4,073)	—	—	—	—	—	—
Other	—	—	—	—	—	(5)	(5)
Balance at June 30, 2017	88,007,252	$1,246	$3,451	$615	$5,312	$—	$5,312

Balance at December 31, 2015	87,474,452	$1,301	$2,987	$304	$4,592	$178	$4,770
Net earnings	—	—	155	—	155	12	167
Other comprehensive income	—	—	—	365	365	6	371
Dividends on Common Stock	—	—	(48)	—	(48)	—	(48)
Shares issued:
Exercise of stock options	448,136	16	—	—	16	—	16
Restricted stock awards	317,230	—	—	—	—	—	—
Other benefit plans	72,050	5	—	—	5	—	5
Dividend reinvestment plan	7,427	1	—	—	1	—	1
Stock-based compensation expense	—	14	—	—	14	—	14
Shares acquired and retired	(1,438,142)	(22)	(76)	—	(98)	—	(98)
Shares exchanged — benefit plans	(28,044)	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(2,650)	—	—	—	—	—	—
Other	—	—	—	—	—	(3)	(3)
Balance at June 30, 2016	86,850,459	$1,315	$3,016	$669	$5,000	$193	$5,193

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net earnings, including noncontrolling interests	$300	$167
Adjustments:
Depreciation and amortization	69	53
Annuity benefits	420	451
Realized gains on investing activities	(28)	(3)
Net sales of trading securities	31	85
Deferred annuity and life policy acquisition costs	(133)	(124)
Change in:
Reinsurance and other receivables	(291)	42
Other assets	(8)	(86)
Insurance claims and reserves	275	121
Payable to reinsurers	47	(3)
Other liabilities	(32)	12
Managed investment entities’ assets/liabilities	(72)	(199)
Other operating activities, net	(4)	(20)
Net cash provided by operating activities	574	496

Investing Activities:
Purchases of:
Fixed maturities	(5,387)	(3,776)
Equity securities	(44)	(101)
Mortgage loans	(146)	(255)
Equity index call options and other investments	(360)	(304)
Real estate, property and equipment	(30)	(26)
Proceeds from:
Maturities and redemptions of fixed maturities	3,285	2,073
Repayments of mortgage loans	110	163
Sales of fixed maturities	150	373
Sales of equity securities	50	139
Sales and settlements of equity index call options and other investments	360	13
Sales of real estate, property and equipment	53	43
Managed investment entities:
Purchases of investments	(1,780)	(869)
Proceeds from sales and redemptions of investments	1,738	771
Other investing activities, net	7	(61)
Net cash used in investing activities	(1,994)	(1,817)

Financing Activities:
Annuity receipts	2,556	2,533
Annuity surrenders, benefits and withdrawals	(1,161)	(1,118)
Net transfers from variable annuity assets	30	17
Additional long-term borrowings	345	—
Reductions of long-term debt	(230)	—
Issuances of managed investment entities’ liabilities	977	1,028
Retirements of managed investment entities’ liabilities	(835)	(682)
Issuances of Common Stock	27	20
Repurchases of Common Stock	—	(98)
Cash dividends paid on Common Stock	(185)	(48)
Other financing activities, net	(4)	(3)
Net cash provided by financing activities	1,520	1,649
Net Change in Cash and Cash Equivalents	100	328
Cash and cash equivalents at beginning of period	2,107	1,220
Cash and cash equivalents at end of period	$2,207	$1,548

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisition of Business	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M.	Contingencies
G.	Deferred Policy Acquisition Costs	N.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2017, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first six months of 2017.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2017 and 2016 — 2.0 million and 1.6 million; first six months of 2017 and 2016 — 2.1 million and 1.6 million, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s weighted average diluted shares outstanding for the second quarter and first six months of 2016 excludes 0.7 million and 0.8 million anti-dilutive potential common shares related to stock compensation plans, respectively. There were no anti-dilutive potential common shares in the second quarter or first six months of 2017.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

transactions related to the sales of businesses in prior years. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$357	$365	$699	$704
Specialty casualty	537	497	1,045	999
Specialty financial	146	139	293	271
Other specialty	25	26	50	51
Total premiums earned	1,065	1,027	2,087	2,025
Net investment income	96	89	182	172
Other income (a)	4	40	20	43
Total property and casualty insurance	1,165	1,156	2,289	2,240
Annuity:
Net investment income	360	344	707	659
Other income	26	24	53	50
Total annuity	386	368	760	709
Run-off long-term care and life	11	12	23	24
Other	76	59	139	115
Total revenues before realized gains (losses)	1,638	1,595	3,211	3,088
Realized gains (losses) on securities	8	(16)	11	(34)
Realized gains on subsidiaries	—	2	—	2
Total revenues	$1,646	$1,581	$3,222	$3,056

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$21	$15	$64	$47
Specialty casualty	29	23	44	52
Specialty financial	23	22	45	45
Other specialty	—	3	(1)	5
Other lines (b)	(1)	(66)	(2)	(65)
Total underwriting	72	(3)	150	84
Investment and other income, net (a)	91	115	184	190
Total property and casualty insurance	163	112	334	274
Annuity	85	76	181	129
Run-off long-term care and life	2	—	2	(1)
Other (c)	(53)	(38)	(100)	(78)
Total earnings before realized gains (losses) and income taxes	197	150	417	324
Realized gains (losses) on securities	8	(16)	11	(34)
Realized gains on subsidiaries	—	2	—	2
Total earnings before income taxes	$205	$136	$428	$292

(a)
Includes pretax income of $13 million (before noncontrolling interest) from the sale of a hotel in the first quarter of 2017 and pretax income of $32 million (before noncontrolling interest) from the sale of an apartment property in the second quarter of 2016.

(b)	Includes a $65 million special charge related to the exit of certain lines of business with AFG’s Lloyd’s-based insurer, Neon, in the second quarter of 2016.

(c)	Includes holding company interest and expenses, including a $7 million loss on retirement of debt in the second quarter of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

D.    Fair Value Measurements

Accounting standards for measuring fair value are based on inputs used in estimating fair value. The three levels of the hierarchy are as follows:

Level 1 — Quoted prices for identical assets or liabilities in active markets (markets in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis). AFG’s Level 1 financial instruments consist primarily of publicly traded equity securities, highly liquid government bonds for which quoted market prices in active markets are available and short-term investments of managed investment entities.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, asset-backed securities, mortgage-backed securities (“MBS”) and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

Level 3 — Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable or when the market for a security exhibits significantly less liquidity relative to markets supporting Level 2 fair value measurements. The unobservable inputs may include management’s own assumptions about the assumptions market participants would use based on the best information available at the valuation date. AFG’s Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$121	$147	$8	$276
States, municipalities and political subdivisions	—	6,887	143	7,030
Foreign government	—	140	—	140
Residential MBS	—	3,411	153	3,564
Commercial MBS	—	1,040	45	1,085
Asset-backed securities (“ABS”)	—	6,692	498	7,190
Corporate and other	31	17,235	953	18,219
Total AFS fixed maturities	152	35,552	1,800	37,504
Trading fixed maturities	35	304	—	339
Equity securities — AFS and trading	1,400	72	168	1,640
Assets of managed investment entities (“MIE”)	536	4,314	23	4,873
Variable annuity assets (separate accounts) (*)	—	620	—	620
Equity index call options	—	589	—	589
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$2,123	$41,452	$1,991	$45,566
Liabilities:
Liabilities of managed investment entities	$516	$4,147	$22	$4,685
Derivatives in annuity benefits accumulated	—	—	2,129	2,129
Derivatives in long-term debt	—	—	—	—
Other liabilities — derivatives	—	29	—	29
Total liabilities accounted for at fair value	$516	$4,176	$2,151	$6,843

December 31, 2016
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$133	$174	$8	$315
States, municipalities and political subdivisions	—	6,641	140	6,781
Foreign government	—	136	—	136
Residential MBS	—	3,445	190	3,635
Commercial MBS	—	1,468	25	1,493
Asset-backed securities	—	5,475	484	5,959
Corporate and other	29	15,484	712	16,225
Total AFS fixed maturities	162	32,823	1,559	34,544
Trading fixed maturities	30	329	—	359
Equity securities — AFS and trading	1,305	79	174	1,558
Assets of managed investment entities	380	4,356	29	4,765
Variable annuity assets (separate accounts) (*)	—	600	—	600
Equity index call options	—	492	—	492
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,877	$38,680	$1,762	$42,319
Liabilities:
Liabilities of managed investment entities	$363	$4,158	$28	$4,549
Derivatives in annuity benefits accumulated	—	—	1,759	1,759
Derivatives in long-term debt	—	(1)	—	(1)
Other liabilities — derivatives	—	30	—	30
Total liabilities accounted for at fair value	$363	$4,187	$1,787	$6,337

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the second quarter and first six months of 2017, there were two preferred stocks with an aggregate fair value of $16 million that transferred from Level 2 to Level 1. During the second quarter of 2016, there were five perpetual preferred stocks with an aggregate fair value of $27 million that transferred from Level 2 to Level 1 and two perpetual preferred stocks with an aggregate fair value of $6 million that transferred from Level 1 to Level 2. During the first six months of 2016, there were six perpetual preferred stock with an aggregate fair value of $35 million transferred from Level 2 to Level 1 and five perpetual preferred stocks with an aggregate fair value of $12 million transferred from Level 1 to Level 2.

Approximately 4% of the total assets carried at fair value at June 30, 2017, were Level 3 assets. Approximately 76% ($1.51 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $2.13 billion at June 30, 2017. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.4% over the risk free rate
Risk margin for uncertainty in cash flows	0.68% reduction in the discount rate
Surrenders	3% – 22% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.5% – 8.0% of indexed account value
Budgeted option costs	2.4% – 3.7% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 6% to 10% in the majority of future calendar years (3% to 22% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2017 and 2016 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2017	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	143	—	1	—	(1)	—	—	143
Residential MBS	175	(3)	2	—	(23)	13	(11)	153
Commercial MBS	29	1	—	15	—	—	—	45
Asset-backed securities	594	—	2	—	(25)	19	(92)	498
Corporate and other	828	4	4	168	(27)	—	(24)	953
Total AFG fixed maturities	1,777	2	9	183	(76)	32	(127)	1,800
Equity securities	173	(10)	6	8	(3)	—	(6)	168
Assets of MIE	26	(5)	—	2	—	—	—	23
Total Level 3 assets	$1,976	$(13)	$15	$193	$(79)	$32	$(133)	$1,991

Embedded derivatives	$(1,963)	$(112)	$—	$(80)	$26	$—	$—	$(2,129)
Total Level 3 liabilities (*)	$(1,963)	$(112)	$—	$(80)	$26	$—	$—	$(2,129)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2016	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	92	—	—	—	(1)	—	—	91
Residential MBS	213	1	1	—	(6)	22	—	231
Commercial MBS	38	(1)	—	—	(1)	—	—	36
Asset-backed securities	501	—	3	11	(11)	—	(26)	478
Corporate and other	730	2	12	8	(68)	10	(5)	689
Total AFS fixed maturities	1,589	(6)	17	19	(87)	32	(31)	1,533
Equity securities	158	—	8	—	—	—	—	166
Assets of MIE	24	(2)	—	4	—	—	—	26
Total Level 3 assets	$1,771	$(8)	$25	$23	$(87)	$32	$(31)	$1,725

Embedded derivatives	$(1,450)	$(62)	$—	$(72)	$27	$—	$—	$(1,557)
Total Level 3 liabilities (*)	$(1,450)	$(62)	$—	$(72)	$27	$—	$—	$(1,557)

(*)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	4	—	(1)	—	—	143
Residential MBS	190	(2)	2	1	(31)	20	(27)	153
Commercial MBS	25	1	—	15	—	4	—	45
Asset-backed securities	484	—	2	104	(36)	36	(92)	498
Corporate and other	712	5	8	288	(65)	29	(24)	953
Total AFS fixed maturities	1,559	4	16	408	(133)	89	(143)	1,800
Equity securities	174	(16)	13	20	(3)	—	(20)	168
Assets of MIE	29	(6)	—	4	—	—	(4)	23
Total Level 3 assets	$1,762	$(18)	$29	$432	$(136)	$89	$(167)	$1,991

Embedded derivatives	$(1,759)	$(259)	$—	$(159)	$48	$—	$—	$(2,129)
Total Level 3 liabilities (*)	$(1,759)	$(259)	$—	$(159)	$48	$—	$—	$(2,129)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	89	—	3	—	(1)	—	—	91
Residential MBS	224	2	1	—	(13)	33	(16)	231
Commercial MBS	39	(1)	—	—	(2)	—	—	36
Asset-backed securities	470	—	(3)	15	(19)	41	(26)	478
Corporate and other	633	—	27	94	(75)	15	(5)	689
Total AFS fixed maturities	1,470	(7)	29	109	(110)	89	(47)	1,533
Equity securities	140	(17)	16	12	—	15	—	166
Assets of MIE	26	(4)	—	4	—	—	—	26
Total Level 3 assets	$1,636	$(28)	$45	$125	$(110)	$104	$(47)	$1,725

Embedded derivatives	$(1,369)	$(79)	$—	$(154)	$45	$—	$—	$(1,557)
Total Level 3 liabilities (*)	$(1,369)	$(79)	$—	$(154)	$45	$—	$—	$(1,557)

(*)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2017
Financial assets:
Cash and cash equivalents	$2,207	$2,207	$2,207	$—	$—
Mortgage loans	1,184	1,187	—	—	1,187
Policy loans	188	188	—	—	188
Total financial assets not accounted for at fair value	$3,579	$3,582	$2,207	$—	$1,375
Financial liabilities:
Annuity benefits accumulated (*)	$31,811	$31,194	$—	$—	$31,194
Long-term debt	1,405	1,517	—	1,514	3
Total financial liabilities not accounted for at fair value	$33,216	$32,711	$—	$1,514	$31,197

December 31, 2016
Financial assets:
Cash and cash equivalents	$2,107	$2,107	$2,107	$—	$—
Mortgage loans	1,147	1,146	—	—	1,146
Policy loans	192	192	—	—	192
Total financial assets not accounted for at fair value	$3,446	$3,445	$2,107	$—	$1,338
Financial liabilities:
Annuity benefits accumulated (*)	$29,703	$28,932	$—	$—	$28,932
Long-term debt	1,284	1,356	—	1,353	3
Total financial liabilities not accounted for at fair value	$30,987	$30,288	$—	$1,353	$28,935

(*)	Excludes $203 million and $204 million of life contingent annuities in the payout phase at June 30, 2017 and December 31, 2016, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at June 30, 2017 and December 31, 2016, consisted of the following (in millions):

	June 30, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$276	$2	$(2)	$—	$276	$315	$3	$(3)	$—	$315
States, municipalities and political subdivisions	6,811	248	(29)	219	7,030	6,650	200	(69)	131	6,781
Foreign government	136	4	—	4	140	131	5	—	5	136
Residential MBS	3,251	323	(10)	313	3,564	3,367	281	(13)	268	3,635
Commercial MBS	1,041	44	—	44	1,085	1,446	49	(2)	47	1,493
Asset-backed securities	7,107	101	(18)	83	7,190	5,962	43	(46)	(3)	5,959
Corporate and other	17,609	658	(48)	610	18,219	15,864	473	(112)	361	16,225
Total fixed maturities	$36,231	$1,380	$(107)	$1,273	$37,504	$33,735	$1,054	$(245)	$809	$34,544

Equity Securities:
Common stocks	$860	$227	$(27)	$200	$1,060	$879	$160	$(23)	$137	$1,016
Perpetual preferred stocks	478	44	(1)	43	521	472	21	(7)	14	486
Total equity securities	$1,338	$271	$(28)	$243	$1,581	$1,351	$181	$(30)	$151	$1,502

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2017 and December 31, 2016 were $169 million and $189 million, respectively. Gross unrealized gains on such securities at June 30, 2017 and December 31, 2016 were $138 million and $130 million, respectively. Gross unrealized losses on such securities were $3 million at both June 30, 2017 and December 31, 2016. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2017
Fixed maturities:
U.S. Government and government agencies	$—	$150	100%	$(2)	$8	80%
States, municipalities and political subdivisions	(26)	1,345	98%	(3)	46	94%
Residential MBS	(5)	308	98%	(5)	173	97%
Commercial MBS	—	74	100%	—	—	—%
Asset-backed securities	(8)	953	99%	(10)	388	97%
Corporate and other	(33)	1,777	98%	(15)	256	94%
Total fixed maturities	$(72)	$4,607	98%	$(35)	$871	96%

Equity securities:
Common stocks	$(27)	$204	88%	$—	$—	—%
Perpetual preferred stocks	—	28	100%	(1)	8	89%
Total equity securities	$(27)	$232	90%	$(1)	$8	89%

December 31, 2016
Fixed maturities:
U.S. Government and government agencies	$(1)	$153	99%	$(2)	$8	80%
States, municipalities and political subdivisions	(64)	2,289	97%	(5)	44	90%
Residential MBS	(7)	502	99%	(6)	162	96%
Commercial MBS	(2)	121	98%	—	—	—%
Asset-backed securities	(29)	1,737	98%	(17)	634	97%
Corporate and other	(93)	3,849	98%	(19)	312	94%
Total fixed maturities	$(196)	$8,651	98%	$(49)	$1,160	96%

Equity securities:
Common stocks	$(23)	$215	90%	$—	$—	—%
Perpetual preferred stocks	(6)	135	96%	(1)	6	86%
Total equity securities	$(29)	$350	92%	$(1)	$6	86%

At June 30, 2017, the gross unrealized losses on fixed maturities of $107 million relate to 799 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 74% of the gross unrealized loss and 89% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first six months of 2017, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first six months of 2017, AFG recorded $1 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

AFG recorded $14 million in other-than-temporary impairment charges on common stocks in the first six months of 2017. At June 30, 2017, the gross unrealized losses on common stocks of $27 million relate to 23 securities, none of which has been in an unrealized loss position for more than 12 months.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG recorded $6 million in other-than-temporary impairment charges on preferred stocks in the first six months of 2017. At June 30, 2017, the gross unrealized losses on preferred stocks of $1 million relate to 5 securities. The two preferred stocks that have been in an unrealized loss position for 12 months or more are rated investment grade.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2017.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2017	2016
Balance at March 31	$146	$160
Additional credit impairments on:
Previously impaired securities	1	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(2)	(3)
Balance at June 30	$145	$157

Balance at January 1	$153	$160
Additional credit impairments on:
Previously impaired securities	1	2
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(9)	(5)
Balance at June 30	$145	$157

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2017 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,029	$1,041	3%
After one year through five years	6,297	6,565	18%
After five years through ten years	12,910	13,305	35%
After ten years	4,596	4,754	13%
	24,832	25,665	69%
ABS (average life of approximately 5 years)	7,107	7,190	19%
MBS (average life of approximately 4-1/2 years)	4,292	4,649	12%
Total	$36,231	$37,504	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2017 or December 31, 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Unrealized Gain on Marketable Securities   In addition to adjusting fixed maturity securities and equity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs and certain other balance sheet amounts related to annuity, long-term care and life businesses be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
June 30, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,018	$(356)	$662
Fixed maturities — all other	255	(90)	165
Total fixed maturities	1,273	(446)	827
Equity securities	243	(85)	158
Total investments	1,516	(531)	985
Deferred policy acquisition costs — annuity segment	(421)	147	(274)
Annuity benefits accumulated	(130)	46	(84)
Unearned revenue	18	(6)	12
Total net unrealized gain on marketable securities	$983	$(344)	$639

December 31, 2016
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$640	$(224)	$416
Fixed maturities — all other	169	(59)	110
Total fixed maturities	809	(283)	526
Equity securities	151	(53)	98
Total investments	960	(336)	624
Deferred policy acquisition costs — annuity segment	(273)	96	(177)
Annuity benefits accumulated	(78)	27	(51)
Unearned revenue	13	(5)	8
Total net unrealized gain on marketable securities	$622	$(218)	$404

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment income:
Fixed maturities	$397	$381	$786	$748
Equity securities	19	20	40	39
Equity in earnings of partnerships and similar investments	21	4	31	15
Other	27	22	47	41
Gross investment income	464	427	904	843
Investment expenses	(4)	(4)	(9)	(9)
Net investment income	$460	$423	$895	$834

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended June 30, 2017				Three months ended June 30, 2016
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$11	$(1)	$10	$262	$17	$(19)	$(2)	$584
Equity securities	8	(11)	(3)	20	9	(26)	(17)	11
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Other (*)	(2)	3	1	(112)	(3)	6	3	(253)
Total pretax	17	(9)	8	170	23	(39)	(16)	342
Tax effects	(6)	3	(3)	(60)	(8)	14	6	(119)
Noncontrolling interests	—	—	—	—	(1)	1	—	(4)
Net of tax and noncontrolling interests	$11	$(6)	$5	$110	$14	$(24)	$(10)	$219

	Six months ended June 30, 2017				Six months ended June 30, 2016
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$16	$(1)	$15	$464	$31	$(35)	$(4)	$1,037
Equity securities	10	(20)	(10)	92	32	(67)	(35)	(12)
Mortgage loans and other investments	3	—	3	—	—	—	—	—
Other (*)	(3)	6	3	(195)	(6)	11	5	(473)
Total pretax	26	(15)	11	361	57	(91)	(34)	552
Tax effects	(9)	5	(4)	(126)	(20)	33	13	(193)
Noncontrolling interests	—	—	—	—	(1)	2	1	(6)
Net of tax and noncontrolling interests	$17	$(10)	$7	$235	$36	$(56)	$(20)	$353

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2017	2016
Fixed maturities:
Gross gains	$21	$33
Gross losses	(2)	(6)
Equity securities:
Gross gains	15	36
Gross losses	(5)	(3)

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2017		December 31, 2016
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$114	$—	$107	$—
Public company warrants	Equity securities	4	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	2,129	—	1,759
Equity index call options	Equity index call options	589	—	492	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	9	—	8
		$707	$2,138	$603	$1,767

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

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($375 million at June 30, 2017 and $380 million at December 31, 2016) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the second quarter and first six months of 2017 and 2016 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2017	2016	2017	2016
MBS with embedded derivatives	Realized gains on securities	$(3)	$3	$(3)	$4
Public company warrants	Realized gains on securities	—	1	—	(1)
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(112)	(62)	(259)	(79)
Equity index call options	Annuity benefits	81	16	222	(24)
Reinsurance contracts (embedded derivative)	Net investment income	(1)	(3)	(2)	(6)
		$(35)	$(45)	$(42)	$(106)

Derivatives Designated and Qualifying as Cash Flow Hedges  As of June 30, 2017, AFG has entered into seven interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps amortize down over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $991 million at June 30, 2017 compared to $1.08 billion at December 31, 2016, reflecting the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $1 million at both June 30, 2017 and December 31, 2016. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $20 million at June 30, 2017 and $22 million at December 31, 2016. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were $1 million in both the second quarters of 2017 and 2016 and $3 million in both the first six months of 2017 and 2016, respectively. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $60 million at both June 30, 2017 and December 31, 2016 is included in other assets in AFG’s Balance Sheet.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (9.3446% at June 30, 2017). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (asset of less than $1 million at June 30, 2017 and $1 million at December 31, 2016) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap was less than $1 million and $1 million in the second quarters and $1 million and $2 million in the first six months of 2017 and 2016, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized	Total	Total
Balance at March 31, 2017	$243	$1,137	$105	$44	$1,286	$(324)	$962	$1,205
Additions	151	66	1	—	67	—	67	218
Amortization:
Periodic amortization	(136)	(36)	(4)	(2)	(42)	—	(42)	(178)
Included in realized gains	—	—	1	—	1	—	1	1
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	(90)	(90)	(90)
Balance at June 30, 2017	$258	$1,167	$103	$42	$1,312	$(414)	$898	$1,156

Balance at March 31, 2016	$224	$1,063	$119	$53	$1,235	$(404)	$831	$1,055
Additions	139	56	2	—	58	—	58	197
Amortization:
Periodic amortization	(128)	(32)	(6)	(2)	(40)	—	(40)	(168)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(205)	(205)	(205)
Balance at June 30, 2016	$234	$1,089	$116	$51	$1,256	$(609)	$647	$881

Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239
Additions	290	133	2	—	135	—	135	425
Amortization:
Periodic amortization	(271)	(78)	(10)	(4)	(92)	—	(92)	(363)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(149)	(149)	(149)
Balance at June 30, 2017	$258	$1,167	$103	$42	$1,312	$(414)	$898	$1,156

Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184
Additions	271	124	7	—	131	—	131	402
Amortization:
Periodic amortization	(262)	(57)	(11)	(4)	(72)	—	(72)	(334)
Included in realized gains	—	4	1	—	5	—	5	5
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(375)	(375)	(375)
Balance at June 30, 2016	$234	$1,089	$116	$51	$1,256	$(609)	$647	$881

The present value of future profits (“PVFP”) amounts in the table above are net of $138 million and $134 million of accumulated amortization at June 30, 2017 and December 31, 2016, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $188 million (including $142 million invested in the most subordinate tranches) at June 30, 2017, and $216 million at December 31, 2016.

In March 2017, AFG formed a new CLO, which issued $408 million face amount of liabilities (including $24 million face amount purchased by subsidiaries of AFG). During the first six months of 2017, AFG subsidiaries also purchased $29 million face amount of senior debt and subordinate tranches of existing CLOs for $29 million. In May 2016, AFG formed a new CLO, which issued $406 million face amount of liabilities (including $36 million face amount purchased by subsidiaries of AFG). During the first six months of 2016, AFG subsidiaries also purchased $13 million face amount of senior debt and subordinate tranches of existing CLOs for $12 million. During the first six months of 2017 and 2016, AFG subsidiaries received $64 million and $69 million, respectively, in sale and redemption proceeds from its CLO investments. In April 2017, one AFG CLO was substantially liquidated, as permitted by the CLO indenture.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment in CLO tranches at end of period	$188	$218	$188	$218
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(9)	48	(4)	47
Liabilities	20	(37)	15	(49)
Management fees paid to AFG	5	4	9	8
CLO earnings (losses) attributable to AFG shareholders (b)	5	19	11	12

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $60 million and $75 million at June 30, 2017 and December 31, 2016. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $135 million and $159 million at those dates. The CLO assets include $1 million in loans at both June 30, 2017 and December 31, 2016, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million and $10 million at those dates, respectively).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first six months of 2017. Included in other assets in AFG’s Balance Sheet is $30 million at June 30, 2017 and $34 million at December 31, 2016 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $26 million and $25 million, respectively. Amortization of intangibles was $2 million in both the second quarters of 2017 and 2016 and $4 million in both the first six months of 2017 and 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2017			December 31, 2016
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$(1)	$349	$350	$(1)	$349
4.50% Senior Notes due June 2047	350	(5)	345	—	—	—
3.50% Senior Notes due August 2026	300	(3)	297	300	(3)	297
6-3/8% Senior Notes due June 2042	—	—	—	230	(7)	223
5-3/4% Senior Notes due August 2042	125	(4)	121	125	(4)	121
Other	3	—	3	3	—	3
	1,128	(13)	1,115	1,008	(15)	993

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,428	$(23)	$1,405	$1,308	$(25)	$1,283

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (9.3446% at June 30, 2017 and 9.0624% at December 31, 2016). The fair value of the interest rate swap (asset of less than $1 million and $1 million at June 30, 2017 and December 31, 2016, respectively) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

Scheduled principal payments on debt for the balance of 2017, the subsequent five years and thereafter were as follows:
2017 — $125 million; 2018 — none; 2019 — $350 million; 2020 — none; 2021 — none; 2022 — none and thereafter — $953 million.

In June 2017, AFG issued $350 million in 4.50% Senior Notes due in 2047 at a price of 99.46%. A portion of the net proceeds was used to redeem AFG’s $230 million aggregate outstanding principal amount of 6-3/8% Senior Notes due June 2042 at par value. The balance of the net proceeds will be used in August 2017 to redeem AFG’s $125 million aggregate outstanding principal amount of 5-3/4% Senior Notes due August 2042 at par value (notice of redemption was provided on July 20, 2017).

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2017 or December 31, 2016.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended June 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$178	$(63)	$115	$—	$115
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(8)	3	(5)	—	(5)
Total net unrealized gains on securities (b)	$529	170	(60)	110	—	110	$639
Net unrealized gains (losses) on cash flow hedges	(8)	4	(2)	2	—	2	(6)
Foreign currency translation adjustments	(15)	3	1	4	—	4	(11)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$499	$177	$(61)	$116	$—	$116	$615

Quarter ended June 30, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$326	$(113)	$213	$(4)	$209
Reclassification adjustment for realized (gains) losses included in net earnings (a)		16	(6)	10	—	10
Total net unrealized gains on securities	$466	342	(119)	223	(4)	219	$685
Net unrealized gains on cash flow hedges	4	2	(1)	1	—	1	5
Foreign currency translation adjustments	(16)	1	—	1	—	1	(15)
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$448	$345	$(120)	$225	$(4)	$221	$669

Six months ended June 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$369	$(129)	$240	$—	$240
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(8)	3	(5)	—	(5)
Total net unrealized gains on securities (b)	$404	361	(126)	235	—	235	$639
Net unrealized gains (losses) on cash flow hedges	(7)	2	(1)	1	—	1	(6)
Foreign currency translation adjustments	(15)	3	1	4	—	4	(11)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$375	$366	$(126)	$240	$—	$240	$615

Six months ended June 30, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$518	$(180)	$338	$(5)	$333
Reclassification adjustment for realized (gains) losses included in net earnings (a)		34	(13)	21	(1)	20
Total net unrealized gains on securities	$332	552	(193)	359	(6)	353	$685
Net unrealized gains on cash flow hedges	1	7	(3)	4	—	4	5
Foreign currency translation adjustments	(22)	4	3	7	—	7	(15)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(6)
Total	$304	$564	$(193)	$371	$(6)	$365	$669

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $56 million at June 30, 2017 compared to $52 million at both March 31, 2017 and December 31, 2016 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2017, AFG issued 232,250 shares of restricted Common Stock (fair value of $94.44 per share) under the Stock Incentive Plan. In addition, AFG issued 47,826 shares of Common Stock (fair value of $96.13 per share) in the first quarter of 2017 under the Equity Bonus Plan. AFG did not grant any stock options in the first six months of 2017.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million in both the second quarters of 2017 and 2016 and $17 million and $14 million in the first six months of 2017 and 2016, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$205		$136		$428		$292

Income taxes at statutory rate	$72	35%	$47	35%	$150	35%	$102	35%
Effect of:
Stock-based compensation	(7)	(3%)	—	—%	(13)	(3%)	—	—%
Tax exempt interest	(6)	(3%)	(6)	(4%)	(12)	(3%)	(13)	(4%)
Dividends received deduction	(2)	(1%)	(2)	(1%)	(4)	(1%)	(4)	(1%)
Employee Stock Ownership Plan dividends paid deduction	(2)	(1%)	—	—%	(2)	—%	(1)	—%
Change in valuation allowance	2	1%	32	24%	—	—%	33	11%
Subsidiaries not in AFG’s tax return	—	—%	1	1%	—	—%	2	1%
Other	3	1%	1	(1%)	9	2%	6	1%
Provision for income taxes as shown in the statement of earnings	$60	29%	$73	54%	$128	30%	$125	43%
The favorable impact of stock-based compensation on AFG’s effective tax rate in the second quarter and first six months of 2017 reflects the high volume of employee stock option exercises during that period and the increase in the market price of AFG Common Stock. Excluding the $65 million charge in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, AFG’s effective tax rate for the second quarter and six months ended June 30, 2016, was 36% and 35%, respectively.

During the first six months of 2017, there were no material changes to AFG’s liability for uncertain tax positions.

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

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2017 and 2016 (in millions):

	Six months ended June 30,
	2017	2016
Balance at beginning of year	$8,563	$8,127
Less reinsurance recoverables, net of allowance	2,302	2,201
Net liability at beginning of year	6,261	5,926
Provision for losses and LAE occurring in the current period	1,294	1,268
Net increase (decrease) in the provision for claims of prior years	(50)	—
Total losses and LAE incurred	1,244	1,268
Payments for losses and LAE of:
Current year	(253)	(245)
Prior years	(953)	(888)
Total payments	(1,206)	(1,133)
Foreign currency translation and other	24	1
Net liability at end of period	6,323	6,062
Add back reinsurance recoverables, net of allowance	2,407	2,141
Gross unpaid losses and LAE included in the balance sheet at end of period	$8,730	$8,203
The net decrease in the provision for claims of prior years during the first six months of 2017 reflects (i) lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and at Neon (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than expected claim severity in the ocean marine business (within the Property and transportation sub-segment), (ii) higher than anticipated claim severity in the targeted markets and general liability businesses (all within the Specialty casualty sub-segment) and (iii) an adjustment to the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 (included in Other specialty sub-segment).

The net change in the provision for claims of prior years during the first six months of 2016 reflects (i) lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine and trucking businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in workers’ compensation business and in directors and officers liability insurance (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (all within the Specialty financial sub-segment). This favorable development was offset by (i) adverse reserve development at Neon, higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in the general liability insurance (all within the Specialty casualty sub-segment), (ii) the $57 million special charge to increase loss reserves related to Neon’s exit of its UK and international medical malpractice and general liability lines of business and (iii) higher than anticipated claim frequency in the financial institutions business (within the Specialty financial sub-segment).

Reinsurance   In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $100 million (per occurrence and annual aggregate) occurring between June 1, 2017 and December 31, 2020. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	34	Results of Operations — Second Quarter	49
Overview	35	Segmented Statement of Earnings	49
Critical Accounting Policies	35	Property and Casualty Insurance	50
Liquidity and Capital Resources	36	Annuity	59
Ratios	36	Run-off Long-Term Care and Life	64
Condensed Consolidated Cash Flows	36	Holding Company, Other and Unallocated	65
Parent and Subsidiary Liquidity	37	Results of Operations — First Six Months	68
Investments	39	Segmented Statement of Earnings	68
Uncertainties	43	Property and Casualty Insurance	69
Managed Investment Entities	43	Annuity	78
Results of Operations	47	Run-off Long-Term Care and Life	83
General	47	Holding Company, Other and Unallocated	84
		Recent Accounting Standards	86

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

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2017 were $145 million ($1.61 per share, diluted) and $298 million ($3.32 per share, diluted), respectively, compared to $54 million ($0.62 per share, diluted) and $155 million ($1.76 per share, diluted) reported in the same periods of 2016, reflecting:

•	higher earnings in the annuity segment,

•
higher underwriting profit in the property and casualty insurance segment reflecting a second quarter 2016 charge related to the exit of certain lines of business within Neon Underwriting Ltd. (“Neon”), AFG’s Lloyd’s-based insurer,

•	higher net investment income in the property and casualty insurance segment,

•	realized gains on securities in the second quarter and first six months of 2017 compared to realized losses in the second quarter and first six months of 2016,

•	the impact of the gain on the sale of an apartment property in the second quarter of 2016, and

•	slightly higher holding company expenses.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2016 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2017	December 31,
		2016	2015
Principal amount of long-term debt	$1,428	$1,308	$1,020
Total capital	6,259	5,921	5,512
Ratio of debt to total capital:
Including subordinated debt	22.8%	22.1%	18.5%
Excluding subordinated debt	18.0%	17.0%	13.1%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate (if any), to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) on fixed maturity investments). On July 20, 2017, AFG provided notice of redemption of its $125 million aggregate outstanding principal amount of 5-3/4% Senior Notes due August 2042 at par in August of 2017.

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.88 for the six months ended June 30, 2017 and 1.85 for the year ended December 31, 2016. Excluding annuity benefits, this ratio was 8.62 for both periods. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$574	$496
Net cash used in investing activities	(1,994)	(1,817)
Net cash provided by financing activities	1,520	1,649
Net change in cash and cash equivalents	$100	$328

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also includes the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $72 million during the first six months of 2017 and $199 million in the first six months of 2016, accounting for a $127 million increase in cash flows from operating activities. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash flows provided by

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

operating activities were $646 million in the first six months of 2017 compared to $695 million in the first six months of 2016, a decrease of $49 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $1.99 billion for the first six months of 2017 compared to $1.82 billion in the first six months of 2016, an increase of $177 million reflecting the timing of investing available cash. As discussed below, AFG’s annuity group had net cash flows from annuity policyholders of $1.43 billion in both the first six months of 2017 and 2016, which is the primary source of AFG’s cash used in investing activities. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $42 million use of cash in the first six months of 2017 compared to a $98 million use of cash in the 2016 period, accounting for a $56 million decrease in net cash used in investing activities in the first six months of 2017 compared to the same 2016 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.52 billion for the first six months of 2017 compared to $1.65 billion in the first six months of 2016, a decrease of $129 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.43 billion in both the first six months of 2017 and 2016. In June 2017, AFG issued $350 million of 4.50% Senior Notes due 2047, the net proceeds of which contributed $345 million to net cash provided by financing activities in the first six months of 2017. Redemptions of long-term debt were a $230 million use of cash in the first six months of 2017. There were no shares of AFG Common Stock repurchased during the first six months of 2017, compared to $98 million repurchased in the first six months of 2016, which accounted for a $98 million increase in net cash provided by financing activities in the 2017 period compared to the 2016 period. In May 2017, AFG paid a special cash dividend of $1.50 per share of American Financial Group Common Stock, which was in addition to its regular quarterly cash dividend. The aggregate amount of the special cash dividend was $132 million, which decreased net cash provided by financing activities. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $142 million in the first six months of 2017 compared to $346 million in the first six months of 2016, accounting for a $204 million decrease in net cash provided by financing activities in the 2017 period compared to the 2016 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

In June 2016, AFG replaced its bank credit facility with a five-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2016 or the first six months of 2017.

In June 2017, AFG issued $350 million of 4.50% Senior Notes due June 2047. A portion of the net proceeds from the offering was used to redeem AFG’s $230 million aggregate outstanding principal amount of 6-3/8% Senior Notes due June 2042, at par value. The balance of the net proceeds will be used in August 2017 to redeem AFG’s $125 million aggregate outstanding principal amount of 5-3/4% Senior Notes due August 2042 at par value (notice of redemption was provided on July 20, 2017).

In May 2017, AFG paid a special cash dividend of $1.50 per share of AFG Common Stock totaling $132 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At June 30, 2017, GALIC had $935 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.53% over LIBOR (average rate of 1.53% at June 30, 2017). While these advances must be repaid between 2018 and 2021 ($285 million in 2018, $500 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At June 30, 2017, GALIC estimated that it had additional borrowing capacity of approximately $250 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At June 30, 2017, AFG could reduce the average crediting rate on approximately $24 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 86 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	June 30,	December 31,
GMIR	2017	2016	2015
1 — 1.99%	75%	72%	67%
2 — 2.99%	5%	6%	7%
3 — 3.99%	10%	12%	14%
4.00% and above	10%	10%	12%

Annuity benefits accumulated (in millions)	$32,014	$29,907	$26,622

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Investments   AFG’s investment portfolio at June 30, 2017, contained $37.50 billion in fixed maturity securities and $1.58 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $339 million in fixed maturities and $59 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 12% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 77% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2017 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$37,843
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,892)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(1,142)
Deferred income tax	399
Estimated after-tax impact on accumulated other comprehensive income	$(743)

Approximately 90% of the fixed maturities held by AFG at June 30, 2017, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2017, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 5 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$230	$230	100%	$—	100%
Non-agency prime	1,370	1,533	112%	163	29%
Alt-A	1,104	1,209	110%	105	15%
Subprime	550	595	108%	45	22%
Commercial	1,041	1,085	104%	44	95%
	$4,295	$4,652	108%	$357	43%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2017, 96% (based on statutory carrying value of $4.23 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 19% of AFG’s fixed maturity portfolio at June 30, 2017. AFG’s municipal bond portfolio is high quality, with 98% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2017, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. General obligation securities of California, Illinois, Michigan, New Jersey, New York and Puerto Rico collectively represented approximately 1% of this portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2017, is shown in the following table (dollars in millions). Approximately $799 million of available for sale fixed maturity securities and $45 million of available for sale equity securities had no unrealized gains or losses at June 30, 2017.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$31,227	$5,478
Amortized cost of securities	$29,847	$5,585
Gross unrealized gain (loss)	$1,380	$(107)
Fair value as % of amortized cost	105%	98%
Number of security positions	4,450	799
Number individually exceeding $2 million gain or loss	69	2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$367	$(10)
States and municipalities	248	(29)
Banks, savings and credit institutions	154	(7)
Manufacturing	123	(9)
Asset-backed securities	101	(18)
Oil and gas extraction	20	(7)
Percentage rated investment grade	90%	89%

Available for Sale Equity Securities
Fair value of securities	$1,296	$240
Cost of securities	$1,025	$268
Gross unrealized gain (loss)	$271	$(28)
Fair value as % of cost	126%	90%
Number of security positions	166	28
Number individually exceeding $2 million gain or loss	34	4

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2017, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	2%
After one year through five years	19%	12%
After five years through ten years	36%	34%
After ten years	12%	17%
	70%	65%
Asset-backed securities (average life of approximately 5 years)	17%	25%
Mortgage-backed securities (average life of approximately 4-1/2 years)	13%	10%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2017
Securities with unrealized gains:
Exceeding $500,000 (829 securities)	$11,936	$875	108%
$500,000 or less (3,621 securities)	19,291	505	103%
	$31,227	$1,380	105%
Securities with unrealized losses:
Exceeding $500,000 (51 securities)	$819	$(46)	95%
$500,000 or less (748 securities)	4,659	(61)	99%
	$5,478	$(107)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2017
Investment grade fixed maturities with losses for:
Less than one year (595 securities)	$4,268	$(66)	98%
One year or longer (76 securities)	583	(14)	98%
	$4,851	$(80)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (72 securities)	$339	$(6)	98%
One year or longer (56 securities)	288	(21)	93%
	$627	$(27)	96%
Common stocks with losses for:
Less than one year (23 securities)	$204	$(27)	88%
One year or longer (none)	—	—	—%
	$204	$(27)	88%
Perpetual preferred stocks with losses for:
Less than one year (3 securities)	$28	$—	100%
One year or longer (2 securities)	8	(1)	89%
	$36	$(1)	97%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2017. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties” in AFG’s 2016 Form 10-K. In the third quarter of 2017, AFG expects to complete a comprehensive external study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations with the aid of specialty actuarial, engineering and consulting firms and outside counsel. AFG generally conducts an external study of these exposures every two years with an in-depth internal review during the intervening years.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2017
Assets:
Cash and investments	$44,967	$—	$(188)	(a)	$44,779
Assets of managed investment entities	—	4,873	—		4,873
Other assets	8,966	—	—	(a)	8,966
Total assets	$53,933	$4,873	$(188)		$58,618
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$11,024	$—	$—		$11,024
Annuity, life, accident and health benefits and reserves	32,690	—	—		32,690
Liabilities of managed investment entities	—	4,873	(188)	(a)	4,685
Long-term debt and other liabilities	4,907	—	—		4,907
Total liabilities	48,621	4,873	(188)		53,306
Shareholders’ equity:
Common Stock and Capital surplus	1,246	—	—		1,246
Retained earnings	3,451	—	—		3,451
Accumulated other comprehensive income, net of tax	615	—	—		615
Total shareholders’ equity	5,312	—	—		5,312
Noncontrolling interests	—	—	—		—
Total equity	5,312	—	—		5,312
Total liabilities and equity	$53,933	$4,873	$(188)		$58,618

December 31, 2016
Assets:
Cash and investments	$41,649	$—	$(216)	(a)	$41,433
Assets of managed investment entities	—	4,765	—		4,765
Other assets	8,874	—	—	(a)	8,874
Total assets	$50,523	$4,765	$(216)		$55,072
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,734	$—	$—		$10,734
Annuity, life, accident and health benefits and reserves	30,598	—	—		30,598
Liabilities of managed investment entities	—	4,760	(211)	(a)	4,549
Long-term debt and other liabilities	4,272	—	—		4,272
Total liabilities	45,604	4,760	(211)		50,153
Shareholders’ equity:
Common Stock and Capital surplus	1,198	5	(5)		1,198
Retained earnings	3,343	—	—		3,343
Accumulated other comprehensive income, net of tax	375	—	—		375
Total shareholders’ equity	4,916	5	(5)		4,916
Noncontrolling interests	3	—	—		3
Total equity	4,919	5	(5)		4,919
Total liabilities and equity	$50,523	$4,765	$(216)		$55,072

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2017
Revenues:
Insurance net earned premiums	$1,070	$—	$—		$1,070
Net investment income	465	—	(5)	(b)	460
Realized gains on securities	8	—	—		8
Income (loss) of managed investment entities:
Investment income	—	50	—		50
Gain (loss) on change in fair value of assets/liabilities	—	21	(10)	(b)	11
Other income	52	—	(5)	(c)	47
Total revenues	1,595	71	(20)		1,646
Costs and Expenses:
Insurance benefits and expenses	1,279	—	—		1,279
Expenses of managed investment entities	—	71	(20)	(b)(c)	51
Interest charges on borrowed money and other expenses	111	—	—		111
Total costs and expenses	1,390	71	(20)		1,441
Earnings before income taxes	205	—	—		205
Provision for income taxes	60	—	—		60
Net earnings, including noncontrolling interests	145	—	—		145
Less: Net earnings attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$145	$—	$—		$145

Three months ended June 30, 2016
Revenues:
Insurance net earned premiums	$1,033	$—	$—		$1,033
Net investment income	442	—	(19)	(b)	423
Realized gains (losses) on:
Securities	(16)	—	—		(16)
Subsidiaries	2	—	—		2
Income (loss) of managed investment entities:
Investment income	—	48	—		48
Gain (loss) on change in fair value of assets/liabilities	—	1	10	(b)	11
Other income	84	—	(4)	(c)	80
Total revenues	1,545	49	(13)		1,581
Costs and Expenses:
Insurance benefits and expenses	1,309	—	—		1,309
Expenses of managed investment entities	—	48	(12)	(b)(c)	36
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,409	48	(12)		1,445
Earnings before income taxes	136	1	(1)		136
Provision for income taxes	73	—	—		73
Net earnings, including noncontrolling interests	63	1	(1)		63
Less: Net earnings attributable to noncontrolling interests	9	—	—		9
Net earnings attributable to shareholders	$54	$1	$(1)		$54

(a)
Includes income of $5 million and $19 million in the second quarter of 2017 and 2016, respectively, representing the change in fair value of AFG’s CLO investments plus $5 million and $4 million in the second quarter of 2017 and 2016, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $15 million and $8 million in the second quarter of 2017 and 2016, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2017
Revenues:
Insurance net earned premiums	$2,098	$—	$—		$2,098
Net investment income	906	—	(11)	(b)	895
Realized gains on securities	11	—	—		11
Income (loss) of managed investment entities:
Investment income	—	101	—		101
Gain (loss) on change in fair value of assets/liabilities	—	21	(10)	(b)	11
Other income	115	—	(9)	(c)	106
Total revenues	3,130	122	(30)		3,222
Costs and Expenses:
Insurance benefits and expenses	2,485	—	—		2,485
Expenses of managed investment entities	—	122	(30)	(b)(c)	92
Interest charges on borrowed money and other expenses	217	—	—		217
Total costs and expenses	2,702	122	(30)		2,794
Earnings before income taxes	428	—	—		428
Provision for income taxes	128	—	—		128
Net earnings, including noncontrolling interests	300	—	—		300
Less: Net earnings attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$298	$—	$—		$298

Six months ended June 30, 2016
Revenues:
Insurance net earned premiums	$2,037	$—	$—		$2,037
Net investment income	846	—	(12)	(b)	834
Realized gains (losses) on:
Securities	(34)	—	—		(34)
Subsidiaries	2	—	—		2
Income (loss) of managed investment entities:
Investment income	—	93	—		93
Gain (loss) on change in fair value of assets/liabilities	—	2	(4)	(b)	(2)
Other income	134	—	(8)	(c)	126
Total revenues	2,985	95	(24)		3,056
Costs and Expenses:
Insurance benefits and expenses	2,496	—	—		2,496
Expenses of managed investment entities	—	94	(23)	(b)(c)	71
Interest charges on borrowed money and other expenses	197	—	—		197
Total costs and expenses	2,693	94	(23)		2,764
Earnings before income taxes	292	1	(1)		292
Provision for income taxes	125	—	—		125
Net earnings, including noncontrolling interests	167	1	(1)		167
Less: Net earnings attributable to noncontrolling interests	12	—	—		12
Net earnings attributable to shareholders	$155	$1	$(1)		$155

(a)
Includes income of $11 million and $12 million in the first six months of 2017 and 2016, respectively, representing the change in fair value of AFG’s CLO investments plus $9 million and $8 million in the first six months of 2017 and 2016, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $21 million and $15 million in the first six months of 2017 and 2016, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS

General   AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) on subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as the Neon exited lines charge in the second quarter of 2016 and for asbestos and environmental exposures are excluded from core earnings. The following table (in millions, except per share amounts) identifies non-core items and reconciles net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure. AFG believes core net operating earnings is a useful tool for investors and analysts in analyzing ongoing operating trends and for management to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$204	$183	$424	$357
Pretax non-core item:
Realized gains (losses) on securities	8	(16)	11	(34)
Realized gain on subsidiaries	—	2	—	2
Gain on sale of apartment property	—	32	—	32
Neon exited lines charge	—	(65)	—	(65)
Loss on retirement of debt	(7)	—	(7)	—
Earnings before income taxes	205	136	428	292
Provision for income taxes:
Core operating earnings	59	64	126	123
Non-core items	1	9	2	2
Total provision for income taxes	60	73	128	125
Net earnings, including noncontrolling interests	145	63	300	167
Less net earnings attributable to noncontrolling interests:
Core operating earnings	—	6	2	10
Non-core items	—	3	—	2
Total net earnings attributable to noncontrolling interests	—	9	2	12
Net earnings attributable to shareholders	$145	$54	$298	$155

Net earnings:
Core net operating earnings	$145	$113	$296	$224
Non-core items	—	(59)	2	(69)
Net earnings attributable to shareholders	$145	$54	$298	$155

Diluted per share amounts:
Core net operating earnings	$1.61	$1.28	$3.29	$2.53
Realized gains (losses) on securities	0.05	(0.11)	0.08	(0.22)
Realized gain on subsidiaries	—	0.01	—	0.01
Gain on sale of apartment property	—	0.17	—	0.17
Neon exited lines charge	—	(0.73)	—	(0.73)
Loss on retirement of debt	(0.05)	—	(0.05)	—
Net earnings attributable to shareholders	$1.61	$0.62	$3.32	$1.76

Net earnings attributable to shareholders increased $91 million in the second quarter of 2017 compared to the same period in 2016 due primarily to net realized gains on securities in the 2017 period compared to net realized losses on securities in the 2016 period, a charge related to the exit of certain lines of business within Neon in the second quarter of 2016 and higher core net operating earnings, partially offset by the impact of the gain on the sale of an apartment property in the second quarter of 2016 and a loss on the retirement of debt in the second quarter of 2017. Core net operating earnings increased $32 million in the second quarter of 2017 compared to the same period in 2016 reflecting higher earnings in the annuity segment and higher

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

underwriting profit and net investment income in the property and casualty insurance segment, partially offset by slightly higher holding company expenses.

Net earnings attributable to shareholders increased $143 million in the first six months of 2017 compared to the same period in 2016 due primarily to net realized gains on securities in the 2017 period compared to net realized losses on securities in the 2016 period, a charge related to the exit of certain lines of business within Neon in the second quarter of 2016 and higher core net operating earnings, partially offset by the impact of the gain on the sale of an apartment property in the second quarter of 2016 and a loss on the retirement of debt in the 2017 period. Core net operating earnings increased $72 million in the first six months of 2017 compared to the same period in 2016 reflecting higher earnings in the annuity segment and higher underwriting profit and net investment income in the property and casualty insurance segment, partially offset by higher holding company expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED JUNE 30, 2017 AND 2016

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2017 and 2016 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,065	$—	$—	$—	$—	$1,065	$—	$1,065
Life, accident and health net earned premiums	—	—	5	—	—	5	—	5
Net investment income	96	360	5	(5)	4	460	—	460
Realized gains on securities	—	—	—	—	—	—	8	8
Income (loss) of MIEs:
Investment income	—	—	—	50	—	50	—	50
Gain (loss) on change in fair value of assets/liabilities	—	—	—	11	—	11	—	11
Other income	4	26	1	(5)	21	47	—	47
Total revenues	1,165	386	11	51	25	1,638	8	1,646

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	635	—	—	—	—	635	—	635
Commissions and other underwriting expenses	358	—	—	—	8	366	—	366
Annuity benefits	—	224	—	—	—	224	—	224
Life, accident and health benefits	—	—	6	—	—	6	—	6
Annuity and supplemental insurance acquisition expenses	—	47	1	—	—	48	—	48
Interest charges on borrowed money	—	—	—	—	23	23	—	23
Expenses of MIEs	—	—	—	51	—	51	—	51
Other expenses	9	30	2	—	40	81	7	88
Total costs and expenses	1,002	301	9	51	71	1,434	7	1,441
Earnings before income taxes	163	85	2	—	(46)	204	1	205
Provision for income taxes	52	30	—	—	(23)	59	1	60
Net earnings, including noncontrolling interests	111	55	2	—	(23)	145	—	145
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Core Net Operating Earnings	111	55	2	—	(23)	145
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	5	5	(5)	—
Loss on retirement of debt, net of tax	—	—	—	—	(5)	(5)	5	—
Net Earnings Attributable to Shareholders	$111	$55	$2	$—	$(23)	$145	$—	$145

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$1,027	$—	$—	$—	$—	$1,027	$—	$1,027
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	89	344	5	(19)	4	423	—	423
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(16)	(16)
Subsidiaries	—	—	—	—	—	—	2	2
Income (loss) of MIEs:
Investment income	—	—	—	48	—	48	—	48
Gain (loss) on change in fair value of assets/liabilities	—	—	—	11	—	11	—	11
Other income	8	24	1	(4)	19	48	32	80
Total revenues	1,124	368	12	36	23	1,563	18	1,581

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	630	—	—	—	—	630	57	687
Commissions and other underwriting expenses	335	—	—	—	5	340	8	348
Annuity benefits	—	223	—	—	—	223	—	223
Life, accident and health benefits	—	—	9	—	—	9	—	9
Annuity and supplemental insurance acquisition expenses	—	40	2	—	—	42	—	42
Interest charges on borrowed money	—	—	—	—	19	19	—	19
Expenses of MIEs	—	—	—	36	—	36	—	36
Other expenses	14	29	1	—	37	81	—	81
Total costs and expenses	979	292	12	36	61	1,380	65	1,445
Earnings before income taxes	145	76	—	—	(38)	183	(47)	136
Provision for income taxes	51	26	—	—	(13)	64	9	73
Net earnings, including noncontrolling interests	94	50	—	—	(25)	119	(56)	63
Less: Net earnings attributable to noncontrolling interests	6	—	—	—	—	6	3	9
Core Net Operating Earnings	88	50	—	—	(25)	113
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(10)	(10)	10	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Net Earnings Attributable to Shareholders	$38	$50	$1	$—	$(35)	$54	$—	$54

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s property and casualty insurance operations contributed $163 million in GAAP pretax earnings in the second quarter of 2017 compared to $112 million in the second quarter of 2016, an increase of $51 million (46%). Property and casualty core pretax earnings were $163 million in the second quarter of 2017 compared to $145 million in the second quarter of 2016, an increase of $18 million (12%). The increase in GAAP pretax earnings reflects a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, partially offset by a $32 million pretax non-core gain on the sale of an apartment property in the second quarter of 2016.The increase in pretax GAAP and core earnings reflects improved underwriting results in each of the Specialty property and casualty insurance sub-segments and higher net investment income.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
Gross written premiums	$1,503	$1,398	8%
Reinsurance premiums ceded	(373)	(342)	9%
Net written premiums	1,130	1,056	7%
Change in unearned premiums	(65)	(29)	124%
Net earned premiums	1,065	1,027	4%
Loss and loss adjustment expenses (a)	635	630	1%
Commissions and other underwriting expenses (b)	358	335	7%
Core underwriting gain	72	62	16%

Net investment income	96	89	8%
Other income and expenses, net (c)	(5)	(6)	(17%)
Core earnings before income taxes	163	145	12%
Pretax non-core Neon exited lines charge	—	(65)	(100%)
Pretax non-core gain on sale of apartment property	—	32	(100%)
GAAP earnings before income taxes	$163	$112	46%

(a) Excludes a non-core charge of $57 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(c) Excludes a pretax non-core gain of $32 million on the sale of an apartment property in the second quarter of 2016.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	59.5%	61.2%	(1.7%)
Underwriting expense ratio	33.7%	32.7%	1.0%
Combined ratio	93.2%	93.9%	(0.7%)

Aggregate — including exited lines
Loss and LAE ratio	59.7%	66.8%	(7.1%)
Underwriting expense ratio	33.7%	33.5%	0.2%
Combined ratio	93.4%	100.3%	(6.9%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.50 billion for the second quarter of 2017 compared to $1.40 billion for the second quarter of 2016, an increase of $105 million (8%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2017		2016
	GWP	%	GWP	%	% Change
Property and transportation	$573	38%	$538	38%	7%
Specialty casualty	756	50%	688	49%	10%
Specialty financial	174	12%	172	13%	1%
	$1,503	100%	$1,398	100%	8%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for the second quarter of 2017 compared to 24% for the second quarter of 2016, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2017		2016		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(180)	31%	$(156)	29%	2%
Specialty casualty	(195)	26%	(185)	27%	(1%)
Specialty financial	(25)	14%	(28)	16%	(2%)
Other specialty	27		27
	$(373)	25%	$(342)	24%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.13 billion for the second quarter of 2017 compared to $1.06 billion for the second quarter of 2016, an increase of $74 million (7%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2017		2016
	NWP	%	NWP	%	% Change
Property and transportation	$393	35%	$382	36%	3%
Specialty casualty	561	50%	503	48%	12%
Specialty financial	149	13%	144	14%	3%
Other specialty	27	2%	27	2%	—%
	$1,130	100%	$1,056	100%	7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.07 billion for the second quarter of 2017 compared to $1.03 billion for the second quarter of 2016, an increase of $38 million (4%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2017		2016
	NEP	%	NEP	%	% Change
Property and transportation	$357	34%	$365	36%	(2%)
Specialty casualty	537	50%	497	48%	8%
Specialty financial	146	14%	139	14%	5%
Other specialty	25	2%	26	2%	(4%)
	$1,065	100%	$1,027	100%	4%

The $105 million (8%) increase in gross written premiums for the second quarter of 2017 compared to the second quarter of 2016 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased approximately 1% in the second quarter of 2017.

Property and transportation Gross written premiums increased $35 million (7%) in the second quarter of 2017 compared to the second quarter of 2016. This increase was the result of higher gross written premiums in the agricultural and transportation businesses and the Singapore branch. This growth was partially offset by lower premiums resulting from an exit from the customs bond business, which was part of the ocean marine operations. Average renewal rates increased approximately 2% for this group in the second quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points, reflecting a change in the mix of business, including lower retentions in National Interstate’s alternative risk transfer (captive) business.

Specialty casualty Gross written premiums increased $68 million (10%) in the second quarter of 2017 compared to the second quarter of 2016. A change in Neon’s mix of business to include a greater concentration in property business was a driver of higher gross written premiums in the second quarter of 2017, which is typically when this business is written. Higher gross written premiums in the workers’ compensation businesses, primarily the result of rate increases in the state of Florida, and higher premiums in the targeted markets businesses also contributed to the year-over-year growth. Average renewal rates were flat for this group in the second quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the second quarter of 2017 compared to the second quarter of 2016, reflecting lower cessions in the excess and surplus lines and professional liability operations and in certain targeted markets business in the second quarter of 2017 and higher cessions in the prior year period as a result of the strategic review of Neon completed in the second quarter of 2016.

Specialty financial Gross written premiums increased $2 million (1%) in the second quarter of 2017 compared to the second quarter of 2016 due primarily to growth in the fidelity business, partially offset by lower gross written premiums in the financial institutions business. Average renewal rates for this group decreased 2% in the second quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the second quarter of 2017 compared to the second quarter of 2016, reflecting a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended June 30,			Three months ended June 30,
	2017	2016	Change	2017	2016
Property and transportation
Loss and LAE ratio	64.9%	67.0%	(2.1%)
Underwriting expense ratio	29.3%	28.9%	0.4%
Combined ratio	94.2%	95.9%	(1.7%)
Underwriting profit				$21	$15

Specialty casualty
Loss and LAE ratio	63.1%	66.1%	(3.0%)
Underwriting expense ratio	31.6%	29.2%	2.4%
Combined ratio	94.7%	95.3%	(0.6%)
Underwriting profit				$29	$23

Specialty financial
Loss and LAE ratio	33.1%	30.1%	3.0%
Underwriting expense ratio	51.3%	54.3%	(3.0%)
Combined ratio	84.4%	84.4%	—%
Underwriting profit				$23	$22

Total Specialty
Loss and LAE ratio	59.5%	61.2%	(1.7%)
Underwriting expense ratio	33.7%	32.7%	1.0%
Combined ratio	93.2%	93.9%	(0.7%)
Underwriting profit				$73	$63

Aggregate — including exited lines
Loss and LAE ratio	59.7%	66.8%	(7.1%)
Underwriting expense ratio	33.7%	33.5%	0.2%
Combined ratio	93.4%	100.3%	(6.9%)
Underwriting profit (loss)				$72	$(3)

The Specialty property and casualty insurance operations generated an underwriting profit of $73 million in the second quarter of 2017 compared to $63 million in the second quarter of 2016, an increase of $10 million (16%). The higher underwriting profit in the second quarter of 2017 reflects higher underwriting profit in each of the Specialty property and casualty insurance sub-segments.

Property and transportation Underwriting profit for this group was $21 million for the second quarter of 2017 compared to $15 million in the second quarter of 2016, an increase of $6 million (40%). Higher underwriting profits in the agricultural and property and inland marine businesses contributed to these improved results.

Specialty casualty Underwriting profit for this group was $29 million for the second quarter of 2017 compared to $23 million in the second quarter of 2016, an increase of $6 million (26%). Improved underwriting results in the excess and surplus lines businesses and Neon were partially offset by lower underwriting profitability in the executive liability and workers’ compensation businesses, due primarily to lower favorable prior year reserve development.

Specialty financial Underwriting profit for this group was $23 million for the second quarter of 2017 compared to $22 million in the second quarter of 2016, an increase of $1 million (5%). Higher underwriting profits in the surety business were partially offset by lower underwriting profits in the financial institutions business, primarily the result of higher catastrophe losses.

Other specialty This group reported an underwriting profit of less than $1 million in the second quarter of 2017 compared to$3 million in the second quarter of 2016. This decrease is due primarily to adverse prior year reserve development in the second quarter of 2017 in AFG’s internal reinsurance program.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Aggregate As discussed below in more detail under “Net prior year reserve development,” AFG recorded a non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.7% for the second quarter of 2017 compared to 66.8% for the second quarter of 2016, a decrease of 7.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2017	2016	2017	2016	Ratio
Property and transportation
Current year, excluding catastrophe losses	$232	$245	65.0%	66.9%	(1.9%)
Prior accident years development	(11)	(12)	(3.1%)	(3.2%)	0.1%
Current year catastrophe losses	11	12	3.0%	3.3%	(0.3%)
Property and transportation losses and LAE and ratio	$232	$245	64.9%	67.0%	(2.1%)

Specialty casualty
Current year, excluding catastrophe losses	$342	$336	63.6%	67.4%	(3.8%)
Prior accident years development	(5)	(10)	(0.9%)	(2.0%)	1.1%
Current year catastrophe losses	2	3	0.4%	0.7%	(0.3%)
Specialty casualty losses and LAE and ratio	$339	$329	63.1%	66.1%	(3.0%)

Specialty financial
Current year, excluding catastrophe losses	$52	$46	35.2%	32.7%	2.5%
Prior accident years development	(8)	(7)	(5.4%)	(4.6%)	(0.8%)
Current year catastrophe losses	5	3	3.3%	2.0%	1.3%
Specialty financial losses and LAE and ratio	$49	$42	33.1%	30.1%	3.0%

Total Specialty
Current year, excluding catastrophe losses	$639	$638	60.0%	62.1%	(2.1%)
Prior accident years development	(23)	(30)	(2.2%)	(2.9%)	0.7%
Current year catastrophe losses	18	21	1.7%	2.0%	(0.3%)
Total Specialty losses and LAE and ratio	$634	$629	59.5%	61.2%	(1.7%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$639	$638	60.0%	62.1%	(2.1%)
Prior accident years development	(22)	28	(2.0%)	2.7%	(4.7%)
Current year catastrophe losses	18	21	1.7%	2.0%	(0.3%)
Aggregate losses and LAE and ratio	$635	$687	59.7%	66.8%	(7.1%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.0% for the second quarter of 2017 compared to 62.1% for the second quarter of 2016, a decrease of 2.1 points.

Property and transportation   The 1.9 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio in the crop business for the second quarter of 2017 compared to the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 3.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon and, to a lesser extent, a decrease in the loss and LAE ratio in the workers’ compensation business.

Specialty financial The 2.5 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $23 million in the second quarter of 2017 compared to $30 million in the second quarter of 2016, a decrease of $7 million (23%).

Property and transportation Net favorable reserve development of $11 million in the second quarter of 2017 reflects lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine businesses, partially offset by higher than expected claim severity in the ocean marine business. Net favorable reserve development of $12 million in the second quarter of 2016 reflects lower than expected claim severity in the property and inland marine business, lower than expected losses in the crop business and lower than expected claim severity in the trucking business.

Specialty casualty Net favorable reserve development of $5 million in the second quarter of 2017 reflects lower than anticipated claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than anticipated claim severity in the targeted markets and general liability businesses. Net favorable reserve development of $10 million in the second quarter of 2016 reflects lower than anticipated claim severity and frequency in the workers’ compensation business and lower than anticipated claim severity in directors and officers liability insurance, partially offset by higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in general liability insurance.

Specialty financial Net favorable reserve development of $8 million in the second quarter of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $7 million in the second quarter of 2016 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $1 million in the second quarter of 2017 and net favorable reserve development of $1 million in the second quarter of 2016, reflecting amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Neon exited lines charge During the second quarter of 2016, AFG’s specialist Lloyd’s market insurer completed a strategic review of its business under a new leadership team and re-launched as Neon Underwriting Ltd. (“Neon”). As part of its strategic review, Neon sold and/or exited certain historical lines of business including its UK and international medical malpractice and general liability classes. As a result of Neon’s claims review of its exited lines of business, AFG recorded a charge of approximately $65 million including $57 million to increase loss reserves primarily related to its medical malpractice and general liability lines. Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), this charge was treated as non-core because it resulted from a special strategic review of lines of business that Neon no longer writes.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the Neon exited lines charge mentioned above and adverse reserve development of $1 million in both the second quarters of 2017 and 2016 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2016, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 4% of AFG’s Shareholders’ Equity. Catastrophe losses of $18 million in the second quarter of 2017 resulted primarily from storms and tornadoes in several regions of the United States. Catastrophe losses of $21 million in the second quarter of 2016 resulted primarily from April storms in Texas.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $358 million in the second quarter of 2017 compared to $343 million for the second quarter of 2016, an increase of $15 million (4%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 33.7% for the second quarter of 2017 compared to 33.5% for the second quarter of 2016, an increase of 0.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2017		2016		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$104	29.3%	$105	28.9%	0.4%
Specialty casualty	169	31.6%	145	29.2%	2.4%
Specialty financial	74	51.3%	75	54.3%	(3.0%)
Other specialty	11	36.3%	10	36.7%	(0.4%)
Total Specialty	358	33.7%	335	32.7%	1.0%
Neon exited lines charge	—		8
Total Aggregate	$358	33.7%	$343	33.5%	0.2%

AFG’s overall expense ratio increased 0.2% in the second quarter of 2017 as compared to the second quarter of 2016.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points in the second quarter of 2017 compared to the second quarter of 2016 reflecting the impact of lower crop premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.4 percentage points in the second quarter of 2017 compared to the second quarter of 2016 reflecting higher expenses at Neon.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.0 percentage points in the second quarter of 2017 compared to the second quarter of 2016 reflecting lower profitability-based commissions paid to agents in the financial institutions business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer recorded in the second quarter of 2016, discussed above under “Net prior year reserve development.”

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $96 million in the second quarter of 2017 compared to $89 million in the second quarter of 2016, an increase of $7 million (8%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2017	2016	Change	% Change
Net investment income	$96	$89	$7	8%

Average invested assets (at amortized cost)	$9,947	$9,465	$482	5%

Yield (net investment income as a % of average invested assets)	3.86%	3.76%	0.10%

Tax equivalent yield (*)	4.32%	4.26%	0.06%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The increase in average invested assets and net investment income in the property and casualty insurance segment for the second quarter of 2017 as compared to the second quarter of 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.86% for the second quarter of 2017 compared to 3.76% for the second quarter of 2016, an increase of 0.10 percentage points, reflecting an increase in equity in the earnings of limited partnerships and similar investments, partially offset by the impact of lower yields available in the financial markets and lower income from certain investments that are required to be carried at fair value through earnings.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $5 million for the second quarter of 2017 compared to net income of $26 million in the second quarter of 2016, a decrease of $31 million (119%). Core other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $5 million for the second quarter of 2017 compared to $6 million in the second quarter of 2016, a decrease of $1 million (17%). The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2017	2016
Other income
Income from the sale of real estate (*)	$3	$—
Other	1	8
Total other income	4	8
Other expenses
Amortization of intangibles	2	2
NATL merger expenses	—	2
Other	7	10
Total other expenses	9	14
Core other income and expenses, net	(5)	(6)
Pretax non-core gain on sale of an apartment property	—	32
GAAP other income and expenses, net	$(5)	$26

(*)	Excludes a pretax non-core gain of $32 million on the sale of an apartment property in the second quarter of 2016.

Other income for AFG’s property and casualty insurance operations includes a $4 million death benefit on a life insurance policy received in the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $85 million in pretax earnings in the second quarter of 2017 compared to $76 million in the second quarter of 2016, an increase of $9 million (12%). AFG’s annuity segment results for the second quarter of 2017 as compared to the second quarter of 2016 reflect an 11% increase in average annuity investments (at amortized cost) and the unfavorable impact of significantly lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities in the 2016 quarter, partially offset by lower investment yields due to the run-off of higher yielding investments. While both periods reflect the negative impact of lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities, the decrease in interest rates in the 2016 period had a significantly higher unfavorable impact in the 2016 quarter compared to the 2017 quarter.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
Revenues:
Net investment income	$360	$344	5%
Other income:
Guaranteed withdrawal benefit fees	14	13	8%
Policy charges and other miscellaneous income	12	11	9%
Total revenues	386	368	5%

Costs and Expenses:
Annuity benefits (*)	224	223	—%
Acquisition expenses	47	40	18%
Other expenses	30	29	3%
Total costs and expenses	301	292	3%
Earnings before income taxes	$85	$76	12%
Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$101	$102	(1%)
Impact of derivatives related to FIAs	(16)	(26)	(38%)
Earnings before income taxes	$85	$76	12%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
Interest credited — fixed	$157	$142	11%
Interest credited — fixed component of variable annuities	2	2	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	4	—%
Amortization of sales inducements	4	6	(33%)
Change in guaranteed withdrawal benefit reserve	17	15	13%
Change in other benefit reserves	9	8	13%
Total other annuity benefits	34	33	3%
Total before impact of derivatives related to FIAs	193	177	9%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	112	62	81%
Equity option mark-to-market	(81)	(16)	406%
Impact of derivatives related to FIAs	31	46	(33%)
Total annuity benefits	$224	$223	—%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended June 30,
	2017	2016	% Change
Average fixed annuity investments (at amortized cost)	$30,988	$27,964	11%
Average fixed annuity benefits accumulated	31,212	27,861	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.62%	4.88%
Interest credited — fixed	(2.01%)	(2.04%)
Net interest spread	2.61%	2.84%

Policy charges and other miscellaneous income	0.12%	0.13%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.27%)	(0.30%)
Acquisition expenses	(0.58%)	(0.55%)
Other expenses	(0.38%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.39%)	(0.66%)
Net spread earned on fixed annuities	1.11%	1.08%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended June 30,
	2017	2016
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.32%	1.45%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.39%)	(0.66%)
Related impact on amortization of deferred policy acquisition costs (*)	0.18%	0.28%
Related impact on amortization of deferred sales inducements (*)	—%	0.01%
Net spread earned on fixed annuities	1.11%	1.08%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the second quarter of 2017 was $360 million compared to $344 million for the second quarter of 2016, an increase of $16 million (5%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.26 percentage points to 4.62% from 4.88% in the second quarter of 2017 compared to the second quarter of 2016. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During 2016, $4.0 billion in annuity segment investments with an average yield of 5.51% were redeemed or sold while the investments purchased during 2016 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.21%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Interest Credited — Fixed
Interest credited — fixed for the second quarter of 2017 was $157 million compared to $142 million for the second quarter of 2016, an increase of $15 million (11%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.03 percentage points to 2.01% in the second quarter of 2017 from 2.04% in the second quarter of 2016.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.23 percentage points to 2.61% from 2.84% in the second quarter of 2017 compared to the same period in 2016 due primarily to the impact of lower investment yields, partially offset by lower crediting rates. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $12 million for the second quarter of 2017 compared to $11 million for the second quarter of 2016, an increase of $1 million (9%). As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.01 percentage points to 0.12% from 0.13% in the second quarter of 2017 compared to the second quarter of 2016.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for both the second quarters of 2017 and 2016 were $20 million. As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.03 percentage points to 0.27% from 0.30% in the second quarter of 2017 compared to second quarter of 2016. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2017	2016
Change in expected death and annuitization reserve	$4	$4
Amortization of sales inducements	4	6
Change in guaranteed withdrawal benefit reserve	17	15
Change in other benefit reserves	9	8
Other annuity benefits	34	33
Offset guaranteed withdrawal benefit fees	(14)	(13)
Other annuity benefits, net	$20	$20

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

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.58% for the second quarter of 2017 compared to 0.55% for the second quarter of 2016 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower than anticipated interest rates during the second quarter of 2017 and significantly lower than anticipated interest rates during the second quarter of 2016 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration of the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended June 30,
	2017	2016
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.76%	0.83%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	(0.18%)	(0.28%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.58%	0.55%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $30 million for the second quarter of 2017 compared to $29 million for the second quarter of 2016, an increase of $1 million (3%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.38% for both the second quarter of 2017 and the second quarter of 2016.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $31 million and $46 million in the second quarter of 2017 and 2016, respectively. During the second quarter of 2017, the positive impact of strong stock market performance on the fair value of these derivatives was more than offset by the negative impact of lower than anticipated interest rates. During the second quarter of 2016, significantly lower than anticipated interest rates had an unfavorable impact on the fair value of these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.27 percentage points to 0.39% in the second quarter of 2017 from 0.66% in the second quarter of 2016.

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

	Three months ended June 30,
	2017	2016	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$101	$102	(1%)
Change in fair value of derivatives related to fixed-indexed annuities	(31)	(46)	(33%)
Related impact on amortization of DPAC (*)	15	20	(25%)
Earnings before income taxes	$85	$76	12%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, decreased the annuity segment’s earnings before income taxes by $16 million and $26 million in the second quarter of 2017 and 2016, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.03 percentage points to 1.11% from 1.08% in the second quarter of 2017 compared to the same period in 2016 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above, partially offset by the 0.23 percentage points decrease in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,
	2017	2016
Beginning fixed annuity reserves	$30,719	$27,499
Fixed annuity premiums (receipts)	1,258	1,087
Surrenders, benefits and other withdrawals	(571)	(596)
Interest and other annuity benefit expenses:
Interest credited	157	142
Embedded derivative mark-to-market	112	62
Change in other benefit reserves	29	28
Ending fixed annuity reserves	$31,704	$28,222

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$31,704	$28,222
Impact of unrealized investment related gains	128	188
Fixed component of variable annuities	182	186
Annuity benefits accumulated per balance sheet	$32,014	$28,596

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.27 billion in the second quarter of 2017 compared to $1.10 billion in the second quarter of 2016, an increase of $168 million (15%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
Financial institutions single premium annuities — indexed	$500	$507	(1%)
Financial institutions single premium annuities — fixed	215	100	115%
Retail single premium annuities — indexed	474	413	15%
Retail single premium annuities — fixed	22	22	—%
Education market — fixed and indexed annuities	47	45	4%
Total fixed annuity premiums	1,258	1,087	16%
Variable annuities	8	11	(27%)
Total annuity premiums	$1,266	$1,098	15%

AFG continues to implement product and process changes needed to comply with the Department of Labor (“DOL”) Fiduciary Rule. Although the DOL Fiduciary Rule became effective on June 9, 2017, the DOL delayed certain requirements until January 1, 2018. There is considerable discussion surrounding the possibility of a further delay or adjustments to the rule.

AFG believes the biggest impact of the rule will be on insurance-only licensed agents whose qualified sales represented less than 10% of its second quarter 2017 annuity premiums. As a result of the delay discussed above, insurance-only agents are able

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

to continue selling fixed-indexed annuities through the end of 2017, provided the agent acts in the customer’s best interest, makes no misleading statements and receives only reasonable compensation. There is considerable uncertainty as to whether the rule will take effect in its current form on January 1, 2018 or if there will be an additional delay or adjustments to the rule. AFG’s management continues to believe the implementation of the rule in its current form and on the current schedule will impact annuity premiums throughout the remainder of 2017 and into 2018. Nonetheless, management does not believe the new rule will have a material impact on AFG’s results of operations.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,
	2017	2016
Earnings on fixed annuity benefits accumulated	$87	$75
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	1
Variable annuity earnings	1	—
Earnings before income taxes	$85	$76

(*)
Net investment income (as a % of investments) of 4.62% and 4.88% for the three months ended June 30, 2017 and 2016, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s GAAP and core earnings before income taxes from its run-off long-term care and life operations for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
Revenues:
Net earned premiums:
Long-term care	$1	$1	—%
Life operations	4	5	(20%)
Net investment income	5	5	—%
Other income	1	1	—%
Total revenues	11	12	(8%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	2	2	—%
Life operations	4	7	(43%)
Acquisition expenses	1	2	(50%)
Other expenses	2	1	100%
Total costs and expenses	9	12	(25%)
Core earnings before income taxes	2	—	—%
Pretax non-core realized gain on subsidiaries	—	2	(100%)
GAAP earnings before income taxes	$2	$2	—%

The $2 million increase in core earnings before income taxes reflects the impact of improved life claims experience in the second quarter of 2017 compared to the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $53 million in the second quarter of 2017 compared to $38 million in the second quarter of 2016, an increase of $15 million (39%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $46 million in the second quarter of 2017 compared to $38 million in the second quarter of 2016, an increase of $8 million (21%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the three months ended June 30, 2017 and 2016 (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
Revenues:
Net investment income	$4	$4	—%
Other income — P&C fees	15	16	(6%)
Other income	6	3	100%
Total revenues	25	23	9%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	8	5	60%
Interest charges on borrowed money	23	19	21%
Other expense — expenses associated with P&C fees	7	11	(36%)
Other expenses (*)	33	26	27%
Total costs and expenses	71	61	16%
Core loss before income taxes, excluding realized gains and losses	(46)	(38)	21%
Pretax non-core loss on retirement of debt	(7)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(53)	$(38)	39%

(*)	Excludes a pretax non-core loss on retirement of debt of $7 million in the second quarter of 2017.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $4 million in both the second quarter of 2017 and the second quarter of 2016.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance business, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2017, AFG collected $15 million in fees for these services compared to $16 million in the second quarter of 2016. Management views this fee income, net of the $7 million in the second quarter of 2017 and $11 million in the second quarter of 2016 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $5 million and $4 million in the second quarter of 2017 and 2016, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $23 million in the second quarter of 2017 compared to $19 million in the second quarter of 2016, an increase of $4 million (21%). This increase reflects higher average indebtedness, partially offset by a lower weighted average interest rate on outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of June 30, 2017 compared to June 30, 2016 (dollars in millions):

	June 30, 2017	June 30, 2016
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
3.50% Senior Notes due August 2026	300	—
6-3/8% Senior Notes due June 2042	—	230
5-3/4% Senior Notes due August 2042	125	125
4.50% Senior Notes due June 2047	350	—
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,428	$1,008

Weighted Average Interest Rate	6.1%	7.4%

The increase in average indebtedness for the second quarter of 2017 as compared to the second quarter of 2016 reflects the following financing transactions completed by AFG between April 1, 2016 and June 30, 2017:

•	Issued $300 million of 3.50% Senior Notes on August 22, 2016

•	Issued $350 million of 4.50% Senior Notes on June 2, 2017

•	Redeemed $230 million of 6-3/8% Senior Notes on June 26, 2017

In addition, AFG has given notice that it will redeem all $125 million of its outstanding 5-3/4% Senior Notes due August 2042 on August 25, 2017. Management expects that the redemption of the 6-3/8% and 5-3/4% Senior Notes and the issuance of the 4.50% Senior Notes will result in annual pretax interest savings to AFG of $6 million.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value on June 26, 2017.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed above, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $33 million in the second quarter of 2017 compared to $26 million in the second quarter of 2016, an increase of $7 million (27%). This increase reflects the impact of higher holding company expenses related to employee benefit plans that are tied to stock market performance in the second quarter of 2017 compared to the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were a net gain of $8 million in the second quarter of 2017 compared to a net loss of $16 million in the second quarter of 2016, an improvement of $24 million (150%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2017	2016
Realized gains (losses) before impairments:
Disposals	$22	$22
Change in the fair value of derivatives	(3)	4
Adjustments to annuity deferred policy acquisition costs and related items	(2)	(3)
	17	23
Impairment charges:
Securities	(12)	(45)
Adjustments to annuity deferred policy acquisition costs and related items	3	6
	(9)	(39)
Realized gains (losses) on securities	$8	$(16)

AFG’s impairment charges on securities for the second quarter of 2017 consist of $11 million on equity securities and $1 million on fixed maturities compared to $26 million on equity securities and $19 million on fixed maturities in the second quarter of 2016. Approximately $4 million in impairment charges in the second quarter of 2017 relate to a pharmaceutical company and $4 million is on an energy-related investment. Approximately $24 million of the impairment charges recorded in the second quarter of 2016 are related to financial institutions and $3 million are on energy-related investments.

Consolidated Realized Gain on Subsidiaries   The $2 million pretax realized gain on subsidiaries in the second quarter of 2016 represents an adjustment to the pretax realized loss on the sale of substantially all of AFG’s run-off long-term care insurance business that was recorded in 2015.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $60 million for the second quarter of 2017 compared to $73 million for the second quarter of 2016, a decrease of $13 million (18%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $9 million for the second quarter of 2016. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended June 30,
	2017	2016	% Change
National Interstate	$—	$5	(100%)
Other	—	4	(100%)
Earnings attributable to noncontrolling interests	$—	$9	(100%)

Other noncontrolling interests includes $4 million related to the gain on the sale of an apartment property in the second quarter of 2016. The property was owned by an 80%-owned subsidiary of Great American Insurance Company.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2017 and 2016 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$2,087	$—	$—	$—	$—	$2,087	$—	$2,087
Life, accident and health net earned premiums	—	—	11	—	—	11	—	11
Net investment income	182	707	10	(11)	7	895	—	895
Realized gains on securities	—	—	—	—	—	—	11	11
Income (loss) of MIEs:
Investment income	—	—	—	101	—	101	—	101
Gain (loss) on change in fair value of assets/liabilities	—	—	—	11	—	11	—	11
Other income	20	53	2	(9)	40	106	—	106
Total revenues	2,289	760	23	92	47	3,211	11	3,222

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,244	—	—	—	—	1,244	—	1,244
Commissions and other underwriting expenses	693	—	—	—	12	705	—	705
Annuity benefits	—	420	—	—	—	420	—	420
Life, accident and health benefits	—	—	15	—	—	15	—	15
Annuity and supplemental insurance acquisition expenses	—	99	2	—	—	101	—	101
Interest charges on borrowed money	—	—	—	—	44	44	—	44
Expenses of MIEs	—	—	—	92	—	92	—	92
Other expenses	18	60	4	—	84	166	7	173
Total costs and expenses	1,955	579	21	92	140	2,787	7	2,794
Earnings before income taxes	334	181	2	—	(93)	424	4	428
Provision for income taxes	107	62	—	—	(43)	126	2	128
Net earnings, including noncontrolling interests	227	119	2	—	(50)	298	2	300
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	—	2
Core Net Operating Earnings	225	119	2	—	(50)	296
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	7	7	(7)	—
Loss on retirement of debt, net of tax	—	—	—	—	(5)	(5)	5	—
Net Earnings Attributable to Shareholders	$225	$119	$2	$—	$(48)	$298	$—	$298

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$2,025	$—	$—	$—	$—	$2,025	$—	$2,025
Life, accident and health net earned premiums	—	—	12	—	—	12	—	12
Net investment income	172	659	10	(12)	5	834	—	834
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(34)	(34)
Subsidiaries	—	—	—	—	—	—	2	2
Income (loss) of MIEs:
Investment income	—	—	—	93	—	93	—	93
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(2)	—	(2)	—	(2)
Other income	11	50	2	(8)	39	94	32	126
Total revenues	2,208	709	24	71	44	3,056	—	3,056

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,211	—	—	—	—	1,211	57	1,268
Commissions and other underwriting expenses	665	—	—	—	9	674	8	682
Annuity benefits	—	451	—	—	—	451	—	451
Life, accident and health benefits	—	—	18	—	—	18	—	18
Annuity and supplemental insurance acquisition expenses	—	74	3	—	—	77	—	77
Interest charges on borrowed money	—	—	—	—	37	37	—	37
Expenses of MIEs	—	—	—	71	—	71	—	71
Other expenses	25	55	4	—	76	160	—	160
Total costs and expenses	1,901	580	25	71	122	2,699	65	2,764
Earnings before income taxes	307	129	(1)	—	(78)	357	(65)	292
Provision for income taxes	105	45	—	—	(27)	123	2	125
Net earnings, including noncontrolling interests	202	84	(1)	—	(51)	234	(67)	167
Less: Net earnings attributable to noncontrolling interests	10	—	—	—	—	10	2	12
Core Net Operating Earnings	192	84	(1)	—	(51)	224
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(20)	(20)	20	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Net Earnings Attributable to Shareholders	$142	$84	$—	$—	$(71)	$155	$—	$155

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $334 million in GAAP pretax earnings in the first six months of 2017 compared to $274 million in the first six months of 2016, an increase of $60 million (22%). Property and casualty core pretax earnings were $334 million in the first six months of 2017 compared to $307 million in the first six months of 2016, an increase of $27 million (9%). The increase in GAAP pretax earnings reflects a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon, partially offset by a $32 million pretax non-core gain on the sale of an apartment property

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

in the second quarter of 2016. GAAP and core pretax earnings reflect improved underwriting results in the Property and transportation group and higher net investment income, partially offset by lower underwriting profit in the Specialty casualty group.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six months ended June 30,
	2017	2016	% Change
Gross written premiums	$2,827	$2,641	7%
Reinsurance premiums ceded	(670)	(606)	11%
Net written premiums	2,157	2,035	6%
Change in unearned premiums	(70)	(10)	600%
Net earned premiums	2,087	2,025	3%
Loss and loss adjustment expenses (a)	1,244	1,211	3%
Commissions and other underwriting expenses (b)	693	665	4%
Core underwriting gain	150	149	1%

Net investment income	182	172	6%
Other income and expenses, net (c)	2	(14)	(114%)
Core earnings before income taxes	334	307	9%
Pretax non-core Neon exited lines charge	—	(65)	(100%)
Pretax non-core gain on sale of apartment property	—	32	(100%)
GAAP earnings before income taxes	$334	$274	22%

(a) Excludes a non-core charge of $57 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(c) Excludes a pretax non-core gain of $32 million on the sale of an apartment property in the second quarter of 2016.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	59.5%	59.8%	(0.3%)
Underwriting expense ratio	33.2%	32.9%	0.3%
Combined ratio	92.7%	92.7%	—%

Aggregate — including exited lines
Loss and LAE ratio	59.6%	62.7%	(3.1%)
Underwriting expense ratio	33.2%	33.2%	—%
Combined ratio	92.8%	95.9%	(3.1%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.83 billion for the first six months of 2017 compared to $2.64 billion for the first six months of 2016, an increase of $186 million (7%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2017		2016
	GWP	%	GWP	%	% Change
Property and transportation	$989	35%	$936	35%	6%
Specialty casualty	1,500	53%	1,386	52%	8%
Specialty financial	338	12%	319	13%	6%
	$2,827	100%	$2,641	100%	7%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 24% of gross written premiums for the first six months of 2017 compared to 23% for the first six months of 2016, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2017		2016		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(272)	28%	$(243)	26%	2%
Specialty casualty	(399)	27%	(364)	26%	1%
Specialty financial	(48)	14%	(50)	16%	(2%)
Other specialty	49		51
	$(670)	24%	$(606)	23%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.16 billion for the first six months of 2017 compared to $2.04 billion for the first six months of 2016, an increase of $122 million (6%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2017		2016
	NWP	%	NWP	%	% Change
Property and transportation	$717	33%	$693	34%	3%
Specialty casualty	1,101	51%	1,022	50%	8%
Specialty financial	290	13%	269	13%	8%
Other specialty	49	3%	51	3%	(4%)
	$2,157	100%	$2,035	100%	6%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.09 billion for the first six months of 2017 compared to $2.03 billion for the first six months of 2016, an increase of $62 million (3%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2017		2016
	NEP	%	NEP	%	% Change
Property and transportation	$699	33%	$704	35%	(1%)
Specialty casualty	1,045	50%	999	49%	5%
Specialty financial	293	14%	271	13%	8%
Other specialty	50	3%	51	3%	(2%)
	$2,087	100%	$2,025	100%	3%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The $186 million (7%) increase in gross written premiums for the first six months of 2017 compared to the first six months of 2016 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased 1% in the first six months of 2017.

Property and transportation Gross written premiums increased $53 million (6%) in the first six months of 2017 compared to the first six months of 2016. This increase was the result of higher gross written premiums in the agricultural and transportation businesses, and the Singapore branch. This growth was partially offset by lower premiums resulting from an exit from the customs bond business, which was part of the ocean marine operations. Average renewal rates increased approximately 3% for this group in the first six months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points for the first six months of 2017 compared to the first six months of 2016, reflecting a change in the mix of business, including lower retentions in National Interstate’s alternative risk transfer (captive) business.

Specialty casualty Gross written premiums increased $114 million (8%) in the first six months of 2017 compared to the first six months of 2016. Higher gross written premiums in the workers’ compensation businesses, primarily the result of rate increases in the state of Florida, and higher premiums in the targeted markets businesses were partially offset by lower premiums in the excess and surplus lines operations. In addition, a change in Neon’s mix of business to include a greater concentration in property business contributed to higher gross written premiums in the second quarter of 2017, which is typically when this business is written. Average renewal rates were flat for this group in the first six months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first six months of 2017 compared to the first six months of 2016, reflecting a change in the mix of business.

Specialty financial Gross written premiums increased $19 million (6%) in the first six months of 2017 compared to the first six months of 2016 due primarily to growth in the financial institutions, fidelity, and surety businesses. Average renewal rates for this group decreased 2% in the first six months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the first six months of 2017 compared to the first six months of 2016, reflecting a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Six months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016
Property and transportation
Loss and LAE ratio	62.8%	64.7%	(1.9%)
Underwriting expense ratio	27.9%	28.7%	(0.8%)
Combined ratio	90.7%	93.4%	(2.7%)
Underwriting profit				$64	$47

Specialty casualty
Loss and LAE ratio	64.1%	64.2%	(0.1%)
Underwriting expense ratio	31.7%	30.6%	1.1%
Combined ratio	95.8%	94.8%	1.0%
Underwriting profit				$44	$52

Specialty financial
Loss and LAE ratio	34.4%	32.0%	2.4%
Underwriting expense ratio	50.4%	51.5%	(1.1%)
Combined ratio	84.8%	83.5%	1.3%
Underwriting profit				$45	$45

Total Specialty
Loss and LAE ratio	59.5%	59.8%	(0.3%)
Underwriting expense ratio	33.2%	32.9%	0.3%
Combined ratio	92.7%	92.7%	—%
Underwriting profit				$152	$149

Aggregate — including exited lines
Loss and LAE ratio	59.6%	62.7%	(3.1%)
Underwriting expense ratio	33.2%	33.2%	—%
Combined ratio	92.8%	95.9%	(3.1%)
Underwriting profit				$150	$84
The Specialty property and casualty insurance operations generated an underwriting profit of $152 million in the first six months of 2017 compared to $149 million in the first six months of 2016, an increase of $3 million (2%). The higher underwriting profit in the first six months of 2017 reflects improved underwriting results in the Property and transportation sub-segment, partially offset by lower underwriting profits in the Specialty casualty sub-segment.

Property and transportation Underwriting profit for this group was $64 million for the first six months of 2017 compared to $47 million for the first six months of 2016, an increase of $17 million (36%). Higher underwriting profits in the agricultural and property and inland marine businesses contributed to these improved results.

Specialty casualty Underwriting profit for this group was $44 million for the first six months of 2017 compared to $52 million for the first six months of 2016, a decrease of $8 million (15%). Higher underwriting profitability in the excess and surplus lines businesses and improved underwriting results at Neon were more than offset by lower underwriting profitability in the workers’ compensation, targeted markets and executive liability businesses, due primarily to lower favorable prior year reserve development.

Specialty financial Underwriting profit for this group was $45 million for both the first six months of 2017 and 2016, reflecting higher underwriting profitability in the surety business, offset by lower underwriting profitability in the financial institutions business.

Other specialty This group reported an underwriting loss of $1 million for the first six months of 2017 compared to an underwriting profit of $5 million in the first six months of 2016, a decrease of $6 million (120%). The decrease is due primarily to a $6 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Aggregate See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended June 30, 2017 and 2016 for a discussion of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, recorded in the second quarter of 2016.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.6% for the first six months of 2017 compared to 62.7% for the first six months of 2016, a decrease of 3.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2017	2016	2017	2016	Ratio
Property and transportation
Current year, excluding catastrophe losses	$452	$467	64.6%	66.3%	(1.7%)
Prior accident years development	(28)	(29)	(4.0%)	(4.1%)	0.1%
Current year catastrophe losses	16	18	2.2%	2.5%	(0.3%)
Property and transportation losses and LAE and ratio	$440	$456	62.8%	64.7%	(1.9%)

Specialty casualty
Current year, excluding catastrophe losses	$678	$652	64.8%	65.2%	(0.4%)
Prior accident years development	(11)	(14)	(1.0%)	(1.4%)	0.4%
Current year catastrophe losses	3	4	0.3%	0.4%	(0.1%)
Specialty casualty losses and LAE and ratio	$670	$642	64.1%	64.2%	(0.1%)

Specialty financial
Current year, excluding catastrophe losses	$112	$94	38.2%	34.4%	3.8%
Prior accident years development	(17)	(11)	(5.8%)	(4.0%)	(1.8%)
Current year catastrophe losses	6	4	2.0%	1.6%	0.4%
Specialty financial losses and LAE and ratio	$101	$87	34.4%	32.0%	2.4%

Total Specialty
Current year, excluding catastrophe losses	$1,269	$1,239	60.8%	61.2%	(0.4%)
Prior accident years development	(52)	(57)	(2.5%)	(2.8%)	0.3%
Current year catastrophe losses	25	29	1.2%	1.4%	(0.2%)
Total Specialty losses and LAE and ratio	$1,242	$1,211	59.5%	59.8%	(0.3%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,269	$1,239	60.8%	61.2%	(0.4%)
Prior accident years development	(50)	—	(2.4%)	0.1%	(2.5%)
Current year catastrophe losses	25	29	1.2%	1.4%	(0.2%)
Aggregate losses and LAE and ratio	$1,244	$1,268	59.6%	62.7%	(3.1%)
Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.8% for the first six months of 2017 compared to 61.2% for the first six months of 2016, a decrease of 0.4%.

Property and transportation   The 1.7 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratios of the crop and transportation businesses in the first six months of 2017 compared to the first six months of 2016.

Specialty casualty   The 0.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon.

Specialty financial   The 3.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $52 million in the first six months of 2017 compared to $57 million in the first six months of 2016, a decrease of $5 million (9%).

Property and transportation Net favorable reserve development of $28 million in the first six months of 2017 reflects lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine business, partially offset by higher than expected claim severity in the ocean marine business. Net favorable reserve development of $29 million in the first six months of 2016 reflects lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine and trucking businesses.

Specialty casualty Net favorable reserve development of $11 million in the first six months of 2017 reflects lower than anticipated claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than anticipated claim severity in the targeted markets and general liability businesses. Net favorable reserve development of $14 million in the first six months of 2016 reflects lower than anticipated claim severity in workers’ compensation business and in directors and officers liability insurance, partially offset by adverse reserve development at Neon, higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in general liability insurance.

Specialty financial Net favorable reserve development of $17 million in the first six months of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $11 million in the first six months of 2016 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business, partially offset by higher than anticipated claim frequency in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $4 million in the first six months of 2017 and favorable reserve development of $3 million in the first six months of 2016. The adverse development in the first six months of 2017 reflects a $6 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program. Favorable reserve development in the first six months of 2016 reflects amortization of deferred gains on retroactive reinsurance.

Neon exited lines charge See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended June 30, 2017 and 2016 for a discussion of the $57 million in adverse reserve development recorded as part of a $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, that was recorded in the second quarter of 2016.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes adverse reserve development of $2 million in the first six months of 2017 related to business outside the Specialty group that AFG no longer writes and the Neon exited lines charge mentioned above in the first six months of 2016.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2016, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate could occur once in every 500 years (a “500-year event”) is expected to be less than 4% of AFG’s Shareholders’ Equity. Catastrophe losses of $25 million in the first six months of 2017 resulted primarily from storms and tornadoes in several regions of the United States. Catastrophe losses of $29 million in the first six months of 2016 resulted primarily from winter storms in the first quarter of 2016 and from April storms in Texas in the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $693 million in the first six months of 2017 compared to $673 million for the first six months of 2016, an increase of $20 million (3%). AFG’s underwriting expense ratio was 33.2% for both the first six months of 2017 and 2016. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2017		2016		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$195	27.9%	$201	28.7%	(0.8%)
Specialty casualty	331	31.7%	305	30.6%	1.1%
Specialty financial	147	50.4%	139	51.5%	(1.1%)
Other specialty	20	37.1%	20	37.1%	—%
Total Specialty	693	33.2%	665	32.9%	0.3%
Neon exited lines charge	—		8
Total Aggregate	$693	33.2%	$673	33.2%	—%

AFG’s overall expense ratio was comparable in the first six months of 2017 and the first six months of 2016.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.8% percentage points in the first six months of 2017 compared to the first six months of 2016 reflecting an increase in ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.1% percentage points in the first six months of 2017 compared to the first six months of 2016 reflecting higher expenses at Neon.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.1% percentage points in the first six months of 2017 compared to the first six months of 2016 reflecting lower profitability-based commissions paid to agents in the financial institutions business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, recorded in the second quarter of 2016. See “Net prior year reserve development” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended June 30, 2017 and 2016.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $182 million in the first six months of 2017 compared to $172 million in the first six months of 2016, an increase of $10 million (6%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2017	2016	Change	% Change
Net investment income	$182	$172	$10	6%

Average invested assets (at amortized cost)	$9,872	$9,397	$475	5%

Yield (net investment income as a % of average invested assets)	3.69%	3.66%	0.03%

Tax equivalent yield (*)	4.16%	4.18%	(0.02%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The increase in average invested assets and net investment income in the property and casualty insurance segment for the first six months of 2017 as compared to the first six months of 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.69% for the first six months of 2017 compared to 3.66% for the first six months of 2016, an increase of 0.03 percentage points, reflecting an increase in equity in the earnings of limited partnerships and similar investments, partially offset by the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty insurance operations was net income of $2 million for the first six months of 2017 compared to $18 million for the first six months of 2016, a decrease of $16 million (89%). Core other income and expenses, net for AFG’s property and casualty insurance operations was net income of $2 million for the first six months of 2017 compared to a net expense of $14 million for the first six months of 2016, an improvement of $16 million (114%). The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2017	2016
Other income
Income from the sale of real estate (*)	$16	$—
Other	4	11
Total other income	20	11
Other expenses
Amortization of intangibles	4	4
NATL merger expenses	—	2
Other	14	19
Total other expense	18	25
Core other income and expenses, net	2	(14)
Pretax non-core gain on sale of apartment property	—	32
GAAP other income and expenses, net	$2	$18

(*)	Excludes a pretax non-core gain of $32 million on the sale of an apartment property in the second quarter of 2016.

Other income for AFG’s property and casualty insurance operations includes a $4 million death benefit on a life insurance policy received in the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $181 million in pretax earnings in the first six months of 2017 compared to $129 million in the first six months of 2016, an increase of $52 million (40%). AFG’s annuity segment results for the first six months of 2017 compared to the first six months of 2016 reflect an 11% increase in average annuity investments (at amortized cost), higher equity in the earnings of limited partnerships and similar investments and the unfavorable impact of significantly lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities in the 2016 period, partially offset by lower investment yields due to the run-off of higher yielding investments. While both periods reflect the negative impact of lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities, the decrease in interest rates in the first six months of 2016 had a significantly higher unfavorable impact compared to the 2017 period.

The following table details AFG’s earnings before income taxes from its annuity operations for the six months ended June 30, 2017 and 2016 (dollars in millions).

	Six months ended June 30,
	2017	2016	% Change
Revenues:
Net investment income	$707	$659	7%
Other income:
Guaranteed withdrawal benefit fees	28	25	12%
Policy charges and other miscellaneous income	25	25	—%
Total revenues	760	709	7%

Costs and Expenses:
Annuity benefits (*)	420	451	(7%)
Acquisition expenses	99	74	34%
Other expenses	60	55	9%
Total costs and expenses	579	580	—%
Earnings before income taxes	$181	$129	40%
Detail of annuity earnings before income taxes (dollars in millions):

	Six months ended June 30,
	2017	2016	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$199	$186	7%
Impact of derivatives related to FIAs	(18)	(57)	(68%)
Earnings before income taxes	$181	$129	40%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Six months ended June 30,
	2017	2016	% Change
Interest credited — fixed	$309	$281	10%
Interest credited — fixed component of variable annuities	3	3	—%
Other annuity benefits:
Change in expected death and annuitization reserve	8	9	(11%)
Amortization of sales inducements	10	11	(9%)
Change in guaranteed withdrawal benefit reserve	33	31	6%
Change in other benefit reserves	20	13	54%
Total other annuity benefits	71	64	11%
Total before impact of derivatives related to FIAs	383	348	10%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	259	79	228%
Equity option mark-to-market	(222)	24	(1,025%)
Impact of derivatives related to FIAs	37	103	(64%)
Total annuity benefits	$420	$451	(7%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Six months ended June 30,
	2017	2016	% Change
Average fixed annuity investments (at amortized cost)	$30,522	$27,575	11%
Average fixed annuity benefits accumulated	30,698	27,398	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.60%	4.74%
Interest credited — fixed	(2.01%)	(2.05%)
Net interest spread	2.59%	2.69%

Policy charges and other miscellaneous income	0.13%	0.15%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.29%)	(0.28%)
Acquisition expenses	(0.62%)	(0.51%)
Other expenses	(0.38%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.24%)	(0.76%)
Net spread earned on fixed annuities	1.19%	0.91%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Six months ended June 30,
	2017	2016
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.31%	1.33%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.24%)	(0.76%)
Related impact on amortization of deferred policy acquisition costs (*)	0.12%	0.32%
Related impact on amortization of deferred sales inducements (*)	—%	0.02%
Net spread earned on fixed annuities	1.19%	0.91%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the first six months of 2017 was $707 million compared to $659 million for the first six months of 2016, an increase of $48 million (7%). This increase reflects the growth in AFG’s annuity business and higher equity in the earnings of limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.14 percentage points to 4.60% from 4.74% for the first six months of 2017 compared to the first six months of 2016. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by higher equity in the earnings of limited partnerships and similar investments. During 2016, $4.0 billion in annuity segment investments with an average yield of 5.51% were redeemed or sold while the investments purchased during 2016 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.21%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first six months of 2017 was $309 million compared to $281 million for the first six months of 2016, an increase of $28 million (10%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

accumulated, decreased 0.04 percentage points to 2.01% from 2.05% in the first six months of 2017 compared to the first six months of 2016.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.10 percentage points to 2.59% from 2.69% in the first six months of 2017 compared to the same period in 2016 due primarily to lower fixed maturity investment yields, partially offset by the impact of lower crediting rates and higher equity in the earnings of limited partnerships and similar investments. Features included in current annuity offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $25 million for both the first six months of 2017 and 2016. As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.02 percentage points to 0.13% from 0.15% in the first six months of 2017 compared to the first six months of 2016.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first six months of 2017 were $43 million compared to $39 million for the first six months of 2016, an increase of $4 million (10%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.01 percentage points to 0.29% from 0.28% in the first six months of 2017 compared to the first six months of 2016. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2017	2016
Change in expected death and annuitization reserve	$8	$9
Amortization of sales inducements	10	11
Change in guaranteed withdrawal benefit reserve	33	31
Change in other benefit reserves	20	13
Other annuity benefits	71	64
Offset guaranteed withdrawal benefit fees	(28)	(25)
Other annuity benefits, net	$43	$39

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

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.62% for the first six months of 2017 compared to 0.51% for the first six months of 2016 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower than anticipated interest rates during the first six months of 2017 and the impact of significantly lower than anticipated interest rates during the first six months of 2016 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration of the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Six months ended June 30,
	2017	2016
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.74%	0.83%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	(0.12%)	(0.32%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.62%	0.51%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $60 million for the first six months of 2017 compared to $55 million for the first six months of 2016, an increase of $5 million (9%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations in the first six months of 2017 compared to the first six months of 2016. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.38% for both the first six months of 2017 and the first six months of 2016.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $37 million in the first six months of 2017 compared to $103 million in the first six months of 2016. During the first six months of 2017, the positive impact of strong market performance on the fair value of these derivatives was more than offset by the negative impact of lower than anticipated interest rates. During the first six months of 2016, significantly lower than anticipated interest rates had an unfavorable impact on the fair value of these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.52 percentage points to 0.24% from 0.76% for the first six months of 2017 compared to the first six months of 2016.

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

	Six months ended June 30,
	2017	2016	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$199	$186	7%
Change in fair value of derivatives related to fixed-indexed annuities	(37)	(103)	(64%)
Related impact on amortization of DPAC (*)	19	46	(59%)
Earnings before income taxes	$181	$129	40%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $18 million in the first six months of 2017 and $57 million in the first six months of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.28 percentage points to 1.19% from 0.91% in the first six months of 2017 compared to the same period in 2016 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above, partially offset by the 0.10 percentage decrease in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the six months ended June 30, 2017 and 2016 (in millions):

	Six months ended June 30,
	2017	2016
Beginning fixed annuity reserves	$29,647	$26,371
Fixed annuity premiums (receipts)	2,541	2,363
Federal Home Loan Bank advances	—	150
Surrenders, benefits and other withdrawals	(1,110)	(1,079)
Interest and other annuity benefit expenses:
Interest credited	309	281
Embedded derivative mark-to-market	259	79
Change in other benefit reserves	58	57
Ending fixed annuity reserves	$31,704	$28,222

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$31,704	$28,222
Impact of unrealized investment gains	128	188
Fixed component of variable annuities	182	186
Annuity benefits accumulated per balance sheet	$32,014	$28,596

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $2.56 billion in the first six months of 2017 compared to $2.38 billion in the first six months of 2016, an increase of $173 million (7%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Six months ended June 30,
	2017	2016	% Change
Financial institutions single premium annuities — indexed	$987	$1,041	(5%)
Financial institutions single premium annuities — fixed	477	219	118%
Retail single premium annuities — indexed	943	959	(2%)
Retail single premium annuities — fixed	42	42	—%
Education market — fixed and indexed annuities	92	102	(10%)
Total fixed annuity premiums	2,541	2,363	8%
Variable annuities	15	20	(25%)
Total annuity premiums	$2,556	$2,383	7%

Management believes the 7% increase in annuity premiums in the first six months of 2017 compared to the first six months of 2016 is consistent with overall growth in the annuity industry, as sales of traditional fixed and fixed-indexed annuities have increased while sales of variable annuities have decreased. In addition, the increase reflects new products, additional staffing, and increased market share within existing financial institutions.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended June 30, 2017 and 2016 (in millions):

	Six months ended June 30,
	2017	2016
Earnings on fixed annuity benefits accumulated	$183	$125
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(4)	4
Variable annuity earnings	2	—
Earnings before income taxes	$181	$129

(*)
Net investment income (as a % of investments) of 4.60% and 4.74% for the six months ended June 30, 2017 and 2016, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six months ended June 30,
	2017	2016	% Change
Revenues:
Net earned premiums:
Long-term care	$2	$2	—%
Life operations	9	10	(10%)
Net investment income	10	10	—%
Other income	2	2	—%
Total revenues	23	24	(4%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	3	3	—%
Life operations	12	15	(20%)
Acquisition expenses	2	3	(33%)
Other expenses	4	4	—%
Total costs and expenses	21	25	(16%)
Core earnings (loss) before income taxes	2	(1)	(300%)
Pretax non-core realized gain on subsidiaries	—	2	(100%)
GAAP earnings before income taxes	$2	$1	100%

The $3 million improvement in core earnings (loss) before income taxes reflects the impact of improved life claims experience in the first six months of 2017 compared to the first six months of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $100 million in the first six months of 2017 compared to $78 million in the first six months of 2016, an increase of $22 million (28%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gain and losses) totaled $93 million in the first six months of 2017 compared to $78 million in the first six months of 2016, an increase of $15 million (19%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Six months ended June 30,
	2017	2016	% Change
Revenues:
Net investment income	$7	$5	40%
Other income — P&C fees	29	29	—%
Other income	11	10	10%
Total revenues	47	44	7%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	12	9	33%
Interest charges on borrowed money	44	37	19%
Other expense — expenses associated with P&C fees	17	20	(15%)
Other expenses (*)	67	56	20%
Total costs and expenses	140	122	15%
Core loss before income taxes, excluding realized gains and losses	(93)	(78)	19%
Pretax non-core loss on retirement of debt	(7)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(100)	$(78)	28%

(*)	Excludes a pretax non-core loss on retirement of debt of $7 million in the second quarter of 2017.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $7 million in the first six months of 2017 compared to $5 million in the first six months of 2016.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance business, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2017 and 2016, AFG collected $29 million in fees for these services. Management views this fee income, net of the $17 million in the first six months of 2017 and $20 million in the first six months of 2016, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $9 million and $8 million in the first six months of 2017 and 2016, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $2 million in both the first six months of 2017 and the first six months of 2016.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $44 million in the first six months of 2017 compared to $37 million in the first six months of 2016, an increase of $7 million (19%). This increase reflects higher average indebtedness, partially offset by a lower weighted average interest rate on outstanding debt.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The increase in average indebtedness for the first six months of 2017 as compared to the first six months of 2016 reflects the following financing transactions completed by AFG between January 1, 2016 and June 30, 2017:

•	Issued $300 million of 3.50% Senior Notes on August 22, 2016

•	Issued $350 million of 4.50% Senior Notes on June 2, 2017

•	Redeemed $230 million of 6-3/8% Senior Notes on June 26, 2017

In addition, AFG has given notice that it will redeem all $125 million of its outstanding 5-3/4% Senior Notes due August 2042 on August 25, 2017. Management expects that the redemption of the 6-3/8% and 5-3/4% Senior Notes and the issuance of the 4.50% Senior Notes will result in annual pretax interest savings to AFG of $6 million.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value on June 26, 2017.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed above, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $67 million in the first six months of 2017 compared to $56 million in the first six months of 2016, an increase of $11 million (20%). This increase reflects the impact of higher holding company expenses related to employee benefit plans that are tied to stock market performance for the first six months of 2017 compared to the first six months of 2016.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, was a net gain of $11 million in the first six months of 2017 compared to a net loss of $34 million in the first six months of 2016, an improvement of $45 million (132%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2017	2016
Realized gains (losses) before impairments:
Disposals	$32	$60
Change in the fair value of derivatives	(3)	3
Adjustments to annuity deferred policy acquisition costs and related items	(3)	(6)
	26	57
Impairment charges:
Securities	(21)	(102)
Adjustments to annuity deferred policy acquisition costs and related items	6	11
	(15)	(91)
Realized gains (losses) on securities	$11	$(34)
AFG’s impairment charges on securities for the first six months of 2017 consist of $20 million on equity securities and $1 million on fixed maturities compared to $67 million on equity securities and $35 million on fixed maturities in the first six months of 2016. Approximately $10 million in impairment charges in the first six months of 2017 are related to pharmaceutical companies and $5 million are on energy-related investments. Approximately $57 million of the impairment charges recorded in the first six months of 2016 are related to financial institutions and $19 million are on energy-related investments.

Consolidated Realized Gain on Subsidiaries   The $2 million pretax realized gain on subsidiaries in the first six months of 2016 represents an adjustment to the pretax realized loss on the sale of substantially all of AFG’s run-off long-term care insurance business that was recorded in 2015.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $128 million for the first six months of 2017 compared to $125 million for the first six months of 2016, an increase of $3 million (2%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $2 million for the first six months of 2017 compared to $12 million for the first six months of 2016. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Six months ended June 30,
	2017	2016	% Change
National Interstate	$—	$8	(100%)
Other	2	4	(50%)
Earnings attributable to noncontrolling interests	$2	$12	(83%)

Other noncontrolling interests includes $2 million related to the gain on the sale of a hotel property in the first quarter of 2017 and $4 million related to the gain on the sale of an apartment property in the second quarter of 2016. Both properties were owned by an 80%-owned subsidiary of GAI.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2017, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2016 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first six months of 2017. There are 4,132,838 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016.

AFG acquired 32,176 shares of its Common Stock (at an average of $93.29 per share) in the first quarter of 2017, 102 shares (at an average of $96.26 per share) in April 2017, 39 shares (at $98.01 per share) in May 2017 and 192 shares (at $99.65 per share) in June 2017 in connection with its stock incentive plans.
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

Certain of the Company’s subsidiaries located outside the United States subscribe to insurance policies that provide insurance coverage to vessels owned by international shipping and marine entities with vessels that travel worldwide. As a result, the insurance policies may be called upon to respond to claims involving or that have exposure to Iranian petroleum resources, refined petroleum, and petrochemical industries. For example, certain of the Company’s non-U.S. subsidiaries participate in global marine hull and war policies that provide coverage for damage to vessels navigating into and out of ports worldwide, which could include Iran.

For the six months ended June 30, 2017, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of

AMERICAN FINANCIAL GROUP, INC. 10-Q

commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

August 4, 2017	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer