Form 10-Q
period 2017-09-30
AMERICAN FINANCIAL GROUP INC
filed 2017-11-03
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2017, there were 88,112,753 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$2,349	$2,107
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $36,412 and $33,735)	37,818	34,544
Fixed maturities, trading at fair value	350	359
Equity securities, available for sale at fair value (cost — $1,312 and $1,351)	1,579	1,502
Equity securities, trading at fair value	60	56
Mortgage loans	1,043	1,147
Policy loans	186	192
Equity index call options	629	492
Real estate and other investments	1,239	1,034
Total cash and investments	45,253	41,433
Recoverables from reinsurers	3,262	2,737
Prepaid reinsurance premiums	691	539
Agents’ balances and premiums receivable	1,173	997
Deferred policy acquisition costs	1,119	1,239
Assets of managed investment entities	4,767	4,765
Other receivables	1,545	908
Variable annuity assets (separate accounts)	628	600
Other assets	1,526	1,655
Goodwill	199	199
Total assets	$60,163	$55,072

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,563	$8,563
Unearned premiums	2,567	2,171
Annuity benefits accumulated	32,671	29,907
Life, accident and health reserves	667	691
Payable to reinsurers	906	634
Liabilities of managed investment entities	4,506	4,549
Long-term debt	1,284	1,283
Variable annuity liabilities (separate accounts)	628	600
Other liabilities	1,992	1,755
Total liabilities	54,784	50,153
Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,092,794 and 86,924,399 shares outstanding	88	87
Capital surplus	1,167	1,111
Retained earnings	3,435	3,343
Accumulated other comprehensive income, net of tax	689	375
Total shareholders’ equity	5,379	4,916
Noncontrolling interests	—	3
Total equity	5,379	4,919
Total liabilities and equity	$60,163	$55,072

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Property and casualty insurance net earned premiums	$1,267	$1,159	$3,354	$3,184
Life, accident and health net earned premiums	6	6	17	18
Net investment income	471	433	1,366	1,267
Realized gains (losses) on:
Securities (*)	(12)	2	(1)	(32)
Subsidiaries	—	—	—	2
Income of managed investment entities:
Investment income	54	48	155	141
Gain on change in fair value of assets/liabilities	1	11	12	9
Other income	48	46	154	172
Total revenues	1,835	1,705	5,057	4,761

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	995	765	2,239	2,033
Commissions and other underwriting expenses	357	356	1,062	1,038
Annuity benefits	215	189	635	640
Life, accident and health benefits	6	8	21	26
Annuity and supplemental insurance acquisition expenses	55	54	156	131
Interest charges on borrowed money	21	19	65	56
Expenses of managed investment entities	45	38	137	109
Other expenses	112	98	285	258
Total costs and expenses	1,806	1,527	4,600	4,291
Earnings before income taxes	29	178	457	470
Provision for income taxes	18	65	146	190
Net earnings, including noncontrolling interests	11	113	311	280
Less: Net earnings attributable to noncontrolling interests	—	4	2	16
Net Earnings Attributable to Shareholders	$11	$109	$309	$264

Earnings Attributable to Shareholders per Common Share:
Basic	$0.13	$1.25	$3.52	$3.04
Diluted	$0.13	$1.23	$3.44	$2.98
Average number of Common Shares:
Basic	88.1	86.9	87.7	86.8
Diluted	90.0	88.5	89.7	88.4

Cash dividends per Common Share	$0.3125	$0.28	$2.4375	$0.84
________________________________________
(*) Consists of the following:
Realized gains before impairments	$26	$18	$52	$75

Losses on securities with impairment	(38)	(16)	(54)	(106)
Non-credit portion recognized in other comprehensive income (loss)	—	—	1	(1)
Impairment charges recognized in earnings	(38)	(16)	(53)	(107)
Total realized gains (losses) on securities	$(12)	$2	$(1)	$(32)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings, including noncontrolling interests	$11	$113	$311	$280
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	59	89	299	427
Reclassification adjustment for realized (gains) losses included in net earnings	8	(1)	3	20
Total net unrealized gains on securities	67	88	302	447
Net unrealized gains on cash flow hedges	—	—	1	4
Foreign currency translation adjustments	7	(3)	11	4
Pension and other postretirement plans adjustments	—	—	—	1
Other comprehensive income, net of tax	74	85	314	456
Total comprehensive income, net of tax	85	198	625	736
Less: Comprehensive income attributable to noncontrolling interests	—	5	2	23
Comprehensive income attributable to shareholders	$85	$193	$623	$713

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919
Net earnings	—	—	309	—	309	2	311
Other comprehensive income	—	—	—	314	314	—	314
Dividends on Common Stock	—	—	(214)	—	(214)	—	(214)
Shares issued:
Exercise of stock options	870,022	29	—	—	29	—	29
Restricted stock awards	232,250	—	—	—	—	—	—
Other benefit plans	85,190	8	—	—	8	—	8
Dividend reinvestment plan	22,243	2	—	—	2	—	2
Stock-based compensation expense	—	18	—	—	18	—	18
Shares exchanged — benefit plans	(34,922)	—	(3)	—	(3)	—	(3)
Forfeitures of restricted stock	(6,388)	—	—	—	—	—	—
Other	—	—	—	—	—	(5)	(5)
Balance at September 30, 2017	88,092,794	$1,255	$3,435	$689	$5,379	$—	$5,379

Balance at December 31, 2015	87,474,452	$1,301	$2,987	$304	$4,592	$178	$4,770
Net earnings	—	—	264	—	264	16	280
Other comprehensive income	—	—	—	449	449	7	456
Dividends on Common Stock	—	—	(73)	—	(73)	—	(73)
Shares issued:
Exercise of stock options	753,095	26	—	—	26	—	26
Restricted stock awards	318,940	—	—	—	—	—	—
Other benefit plans	82,087	6	—	—	6	—	6
Dividend reinvestment plan	10,930	1	—	—	1	—	1
Stock-based compensation expense	—	22	—	—	22	—	22
Shares acquired and retired	(1,796,009)	(27)	(97)	—	(124)	—	(124)
Shares exchanged — benefit plans	(28,059)	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(2,785)	—	—	—	—	—	—
Other	—	—	—	—	—	(4)	(4)
Balance at September 30, 2016	86,812,651	$1,329	$3,079	$753	$5,161	$197	$5,358

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net earnings, including noncontrolling interests	$311	$280
Adjustments:
Depreciation and amortization	105	91
Annuity benefits	635	640
Realized gains on investing activities	(18)	(6)
Net sales of trading securities	5	73
Deferred annuity and life policy acquisition costs	(177)	(172)
Change in:
Reinsurance and other receivables	(1,467)	(972)
Other assets	(59)	(193)
Insurance claims and reserves	1,372	796
Payable to reinsurers	272	244
Other liabilities	—	230
Managed investment entities’ assets/liabilities	14	(235)
Other operating activities, net	—	(30)
Net cash provided by operating activities	993	746

Investing Activities:
Purchases of:
Fixed maturities	(7,163)	(5,604)
Equity securities	(73)	(143)
Mortgage loans	(149)	(310)
Equity index call options and other investments	(594)	(490)
Real estate, property and equipment	(46)	(37)
Proceeds from:
Maturities and redemptions of fixed maturities	4,690	3,111
Repayments of mortgage loans	191	197
Sales of fixed maturities	179	496
Sales of equity securities	97	193
Sales and settlements of equity index call options and other investments	565	138
Sales of real estate, property and equipment	54	45
Managed investment entities:
Purchases of investments	(2,330)	(1,405)
Proceeds from sales and redemptions of investments	2,343	1,381
Other investing activities, net	6	(91)
Net cash used in investing activities	(2,230)	(2,519)

Financing Activities:
Annuity receipts	3,432	3,474
Annuity surrenders, benefits and withdrawals	(1,725)	(1,726)
Net transfers from variable annuity assets	43	29
Additional long-term borrowings	345	302
Reductions of long-term debt	(355)	—
Issuances of managed investment entities’ liabilities	1,926	1,028
Retirements of managed investment entities’ liabilities	(1,998)	(747)
Issuances of Common Stock	30	34
Repurchases of Common Stock	—	(124)
Cash dividends paid on Common Stock	(212)	(72)
Other financing activities, net	(7)	(6)
Net cash provided by financing activities	1,479	2,192
Net Change in Cash and Cash Equivalents	242	419
Cash and cash equivalents at beginning of period	2,107	1,220
Cash and cash equivalents at end of period	$2,349	$1,639

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisition of Business	J.	Long-Term Debt
C.	Segments of Operations	K.	Shareholders’ Equity
D.	Fair Value Measurements	L.	Income Taxes
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Insurance
G.	Deferred Policy Acquisition Costs	O.	Subsequent Event
H.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2017, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first nine months of 2017.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which, among other things, will require all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net income, instead of AOCI. AFG will be required to adopt this guidance effective January 1, 2018. At the date of adoption, the net unrealized gain on equity securities included in AOCI will be reclassified to retained earnings in the Balance Sheet as the cumulative effect of an accounting change.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At September 30, 2017, assets and liabilities of managed investment entities included $383 million in assets and $316 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that closed in October 2017. At closing, all warehoused assets were transferred to the new CLO and the liabilities were repaid.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

stock-based compensation plans: third quarter of 2017 and 2016 — 1.9 million and 1.6 million; first nine months of 2017 and 2016 — 2.0 million and 1.6 million, respectively.

AFG’s weighted average diluted shares outstanding for the third quarter and first nine months of 2016 excludes 0.2 million and 0.6 million anti-dilutive potential common shares related to stock compensation plans, respectively. There were no anti-dilutive potential common shares in the third quarter or first nine months of 2017.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$527	$493	$1,226	$1,197
Specialty casualty	568	497	1,613	1,496
Specialty financial	142	145	435	416
Other specialty	30	24	80	75
Total premiums earned	1,267	1,159	3,354	3,184
Net investment income	94	93	276	265
Other income (a)	1	3	21	46
Total property and casualty insurance	1,362	1,255	3,651	3,495
Annuity:
Net investment income	375	351	1,082	1,010
Other income	26	26	79	76
Total annuity	401	377	1,161	1,086
Run-off long-term care and life	12	13	35	37
Other	72	58	211	173
Total revenues before realized gains (losses)	1,847	1,703	5,058	4,791
Realized gains (losses) on securities	(12)	2	(1)	(32)
Realized gains on subsidiaries	—	—	—	2
Total revenues	$1,835	$1,705	$5,057	$4,761

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$6	$44	$70	$91
Specialty casualty	2	13	46	65
Specialty financial	(3)	19	42	64
Other specialty	4	2	3	7
Other lines (b)	(90)	(36)	(92)	(101)
Total underwriting	(81)	42	69	126
Investment and other income, net (a)	87	79	271	269
Total property and casualty insurance	6	121	340	395
Annuity	102	107	283	236
Run-off long-term care and life	2	1	4	—
Other (c)	(69)	(53)	(169)	(131)
Total earnings before realized gains (losses) and income taxes	41	176	458	500
Realized gains (losses) on securities	(12)	2	(1)	(32)
Realized gains on subsidiaries	—	—	—	2
Total earnings before income taxes	$29	$178	$457	$470

(a)
Includes pretax income of $13 million (before noncontrolling interest) from the sale of a hotel in the first quarter of 2017 and pretax income of $32 million (before noncontrolling interest) from the sale of an apartment property in the second quarter of 2016.

(b)
Includes special charges of $89 million and $36 million in the third quarter of 2017 and 2016, respectively, to increase asbestos and environmental (“A&E”) reserves and a $65 million special charge related to the exit of certain lines of business with AFG’s Lloyd’s-based insurer, Neon, in the second quarter of 2016.

(c)
Includes holding company interest and expenses, including losses on retirement of debt of $4 million in the third quarter of 2017 and $7 million in the second quarter of 2017, and special charges of $24 million and $5 million in the third quarter of 2017 and 2016, respectively, to increase A&E reserves related to AFG’s former railroad and manufacturing operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$120	$129	$8	$257
States, municipalities and political subdivisions	—	6,845	152	6,997
Foreign government	—	144	—	144
Residential MBS	—	3,252	144	3,396
Commercial MBS	—	974	36	1,010
Asset-backed securities (“ABS”)	—	6,860	536	7,396
Corporate and other	30	17,538	1,050	18,618
Total AFS fixed maturities	150	35,742	1,926	37,818
Trading fixed maturities	48	302	—	350
Equity securities — AFS and trading	1,397	79	163	1,639
Assets of managed investment entities (“MIE”)	368	4,378	21	4,767
Variable annuity assets (separate accounts) (*)	—	628	—	628
Equity index call options	—	629	—	629
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,963	$41,759	$2,110	$45,832
Liabilities:
Liabilities of managed investment entities	$348	$4,138	$20	$4,506
Derivatives in annuity benefits accumulated	—	—	2,293	2,293
Derivatives in long-term debt	—	—	—	—
Other liabilities — derivatives	—	31	—	31
Total liabilities accounted for at fair value	$348	$4,169	$2,313	$6,830

December 31, 2016
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$133	$174	$8	$315
States, municipalities and political subdivisions	—	6,641	140	6,781
Foreign government	—	136	—	136
Residential MBS	—	3,445	190	3,635
Commercial MBS	—	1,468	25	1,493
Asset-backed securities	—	5,475	484	5,959
Corporate and other	29	15,484	712	16,225
Total AFS fixed maturities	162	32,823	1,559	34,544
Trading fixed maturities	30	329	—	359
Equity securities — AFS and trading	1,305	79	174	1,558
Assets of managed investment entities	380	4,356	29	4,765
Variable annuity assets (separate accounts) (*)	—	600	—	600
Equity index call options	—	492	—	492
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,877	$38,680	$1,762	$42,319
Liabilities:
Liabilities of managed investment entities	$363	$4,158	$28	$4,549
Derivatives in annuity benefits accumulated	—	—	1,759	1,759
Derivatives in long-term debt	—	(1)	—	(1)
Other liabilities — derivatives	—	30	—	30
Total liabilities accounted for at fair value	$363	$4,187	$1,787	$6,337

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the third quarter of 2017, there was one perpetual preferred stock with an aggregate fair value of $1 million that transferred between Level 2 and Level 1. During the first nine months of 2017, there were three preferred stocks with an aggregate fair value of $17 million that transferred from Level 2 to Level 1. During the third quarter of 2016, there was one common stock with a fair value of less than $1 million that transferred from Level 1 to Level 2. During the first nine months of 2016, there were six perpetual preferred stocks with a fair value of $35 million that transferred from Level 2 to Level 1 and five perpetual preferred stocks and one common stock with aggregate fair values of $12 million and less than $1 million, respectively, that transferred from Level 1 to Level 2.

Approximately 5% of the total assets carried at fair value at September 30, 2017, were Level 3 assets. Approximately 76% ($1.61 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $2.29 billion at September 30, 2017. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.4% over the risk free rate
Risk margin for uncertainty in cash flows	0.68% reduction in the discount rate
Surrenders	3% – 23% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.5% – 8.0% of indexed account value
Budgeted option costs	2.4% – 3.7% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 6% to 10% in the majority of future calendar years (3% to 23% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flows assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2017 and 2016 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2017	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	143	—	—	—	(1)	10	—	152
Residential MBS	153	2	1	—	(6)	15	(21)	144
Commercial MBS	45	1	—	—	(10)	—	—	36
Asset-backed securities	498	(2)	1	13	(26)	163	(111)	536
Corporate and other	953	(9)	—	172	(59)	—	(7)	1,050
Total AFG fixed maturities	1,800	(8)	2	185	(102)	188	(139)	1,926
Equity securities	168	(3)	(4)	2	—	—	—	163
Assets of MIE	23	(4)	—	2	—	—	—	21
Total Level 3 assets	$1,991	$(15)	$(2)	$189	$(102)	$188	$(139)	$2,110

Embedded derivatives	$(2,129)	$(127)	$—	$(65)	$28	$—	$—	$(2,293)
Total Level 3 liabilities (*)	$(2,129)	$(127)	$—	$(65)	$28	$—	$—	$(2,293)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2016	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2016
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	91	—	1	—	(1)	—	—	91
Residential MBS	231	(2)	—	—	(8)	—	(2)	219
Commercial MBS	36	—	—	—	(2)	—	—	34
Asset-backed securities	478	(1)	4	—	(5)	—	(9)	467
Corporate and other	689	—	(3)	37	(14)	—	—	709
Total AFS fixed maturities	1,533	(3)	2	37	(30)	—	(11)	1,528
Equity securities	166	5	5	10	(21)	—	—	165
Assets of MIE	26	(2)	—	—	—	—	—	24
Total Level 3 assets	$1,725	$—	$7	$47	$(51)	$—	$(11)	$1,717

Embedded derivatives	$(1,557)	$(109)	$—	$(53)	$31	$—	$—	$(1,688)
Total Level 3 liabilities (*)	$(1,557)	$(109)	$—	$(53)	$31	$—	$—	$(1,688)

(*)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	4	—	(2)	10	—	152
Residential MBS	190	—	3	1	(37)	35	(48)	144
Commercial MBS	25	2	—	15	(10)	4	—	36
Asset-backed securities	484	(2)	3	117	(62)	199	(203)	536
Corporate and other	712	(4)	8	460	(124)	29	(31)	1,050
Total AFS fixed maturities	1,559	(4)	18	593	(235)	277	(282)	1,926
Equity securities	174	(19)	9	22	(3)	—	(20)	163
Assets of MIE	29	(10)	—	6	—	—	(4)	21
Total Level 3 assets	$1,762	$(33)	$27	$621	$(238)	$277	$(306)	$2,110

Embedded derivatives	$(1,759)	$(386)	$—	$(224)	$76	$—	$—	$(2,293)
Total Level 3 liabilities (*)	$(1,759)	$(386)	$—	$(224)	$76	$—	$—	$(2,293)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net income	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	89	—	4	—	(2)	—	—	91
Residential MBS	224	—	1	—	(21)	33	(18)	219
Commercial MBS	39	(1)	—	—	(4)	—	—	34
Asset-backed securities	470	(1)	1	15	(24)	41	(35)	467
Corporate and other	633	—	24	131	(89)	15	(5)	709
Total AFS fixed maturities	1,470	(10)	31	146	(140)	89	(58)	1,528
Equity securities	140	(12)	21	22	(21)	15	—	165
Assets of MIE	26	(6)	—	4	—	—	—	24
Total Level 3 assets	$1,636	$(28)	$52	$172	$(161)	$104	$(58)	$1,717

Embedded derivatives	$(1,369)	$(188)	$—	$(207)	$76	$—	$—	$(1,688)
Total Level 3 liabilities (*)	$(1,369)	$(188)	$—	$(207)	$76	$—	$—	$(1,688)

(*)	As discussed previously, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
September 30, 2017
Financial assets:
Cash and cash equivalents	$2,349	$2,349	$2,349	$—	$—
Mortgage loans	1,043	1,040	—	—	1,040
Policy loans	186	186	—	—	186
Total financial assets not accounted for at fair value	$3,578	$3,575	$2,349	$—	$1,226
Financial liabilities:
Annuity benefits accumulated (*)	$32,464	$31,857	$—	$—	$31,857
Long-term debt	1,284	1,380	—	1,377	3
Total financial liabilities not accounted for at fair value	$33,748	$33,237	$—	$1,377	$31,860

December 31, 2016
Financial assets:
Cash and cash equivalents	$2,107	$2,107	$2,107	$—	$—
Mortgage loans	1,147	1,146	—	—	1,146
Policy loans	192	192	—	—	192
Total financial assets not accounted for at fair value	$3,446	$3,445	$2,107	$—	$1,338
Financial liabilities:
Annuity benefits accumulated (*)	$29,703	$28,932	$—	$—	$28,932
Long-term debt	1,284	1,356	—	1,353	3
Total financial liabilities not accounted for at fair value	$30,987	$30,288	$—	$1,353	$28,935

(*)	Excludes $207 million and $204 million of life contingent annuities in the payout phase at September 30, 2017 and December 31, 2016, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at September 30, 2017 and December 31, 2016, consisted of the following (in millions):

	September 30, 2017					December 31, 2016
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$257	$2	$(2)	$—	$257	$315	$3	$(3)	$—	$315
States, municipalities and political subdivisions	6,761	259	(23)	236	6,997	6,650	200	(69)	131	6,781
Foreign government	141	3	—	3	144	131	5	—	5	136
Residential MBS	3,062	341	(7)	334	3,396	3,367	281	(13)	268	3,635
Commercial MBS	967	44	(1)	43	1,010	1,446	49	(2)	47	1,493
Asset-backed securities	7,268	143	(15)	128	7,396	5,962	43	(46)	(3)	5,959
Corporate and other	17,956	699	(37)	662	18,618	15,864	473	(112)	361	16,225
Total fixed maturities	$36,412	$1,491	$(85)	$1,406	$37,818	$33,735	$1,054	$(245)	$809	$34,544

Equity Securities:
Common stocks	$830	$251	$(27)	$224	$1,054	$879	$160	$(23)	$137	$1,016
Perpetual preferred stocks	482	44	(1)	43	525	472	21	(7)	14	486
Total equity securities	$1,312	$295	$(28)	$267	$1,579	$1,351	$181	$(30)	$151	$1,502

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2017 and December 31, 2016 were $165 million and $189 million, respectively. Gross unrealized gains on such securities at September 30, 2017 and December 31, 2016 were $141 million and $130 million, respectively. Gross unrealized losses on such securities at September 30, 2017 and December 31, 2016 were $4 million and $3 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and nearly all relate to residential MBS.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2017
Fixed maturities:
U.S. Government and government agencies	$—	$97	100%	$(2)	$57	97%
States, municipalities and political subdivisions	(18)	1,099	98%	(5)	160	97%
Residential MBS	(2)	163	99%	(5)	189	97%
Commercial MBS	(1)	69	99%	—	—	—%
Asset-backed securities	(7)	828	99%	(8)	245	97%
Corporate and other	(24)	1,744	99%	(13)	310	96%
Total fixed maturities	$(52)	$4,000	99%	$(33)	$961	97%

Equity securities:
Common stocks	$(27)	$141	84%	$—	$—	—%
Perpetual preferred stocks	—	23	100%	(1)	13	93%
Total equity securities	$(27)	$164	86%	$(1)	$13	93%

December 31, 2016
Fixed maturities:
U.S. Government and government agencies	$(1)	$153	99%	$(2)	$8	80%
States, municipalities and political subdivisions	(64)	2,289	97%	(5)	44	90%
Residential MBS	(7)	502	99%	(6)	162	96%
Commercial MBS	(2)	121	98%	—	—	—%
Asset-backed securities	(29)	1,737	98%	(17)	634	97%
Corporate and other	(93)	3,849	98%	(19)	312	94%
Total fixed maturities	$(196)	$8,651	98%	$(49)	$1,160	96%

Equity securities:
Common stocks	$(23)	$215	90%	$—	$—	—%
Perpetual preferred stocks	(6)	135	96%	(1)	6	86%
Total equity securities	$(29)	$350	92%	$(1)	$6	86%

At September 30, 2017, the gross unrealized losses on fixed maturities of $85 million relate to 735 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 73% of the gross unrealized loss and 88% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first nine months of 2017, AFG recorded $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first nine months of 2017, AFG recorded $15 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

AFG recorded $42 million in other-than-temporary impairment charges on common stocks in the first nine months of 2017. At September 30, 2017, the gross unrealized losses on common stocks of $27 million relate to 19 securities, none of which has been in an unrealized loss position for more than 12 months.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG recorded $7 million in other-than-temporary impairment charges on preferred stocks in the first nine months of 2017. At September 30, 2017, the gross unrealized losses on preferred stocks of $1 million relate to 5 securities, 3 of which have been in an unrealized loss position for 12 months or more and are rated investment grade.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2017.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2017	2016
Balance at June 30	$145	$157
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	3	—
Reductions due to sales or redemptions	(1)	(2)
Balance at September 30	$147	$155

Balance at January 1	$153	$160
Additional credit impairments on:
Previously impaired securities	1	2
Securities without prior impairments	3	—
Reductions due to sales or redemptions	(10)	(7)
Balance at September 30	$147	$155

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2017 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$927	$939	2%
After one year through five years	6,521	6,787	18%
After five years through ten years	13,074	13,527	36%
After ten years	4,593	4,763	13%
	25,115	26,016	69%
ABS (average life of approximately 5 years)	7,268	7,396	19%
MBS (average life of approximately 4-1/2 years)	4,029	4,406	12%
Total	$36,412	$37,818	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2017 or December 31, 2016.

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

	Pretax	Deferred Tax	Net
September 30, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,131	$(396)	$735
Fixed maturities — all other	275	(96)	179
Total fixed maturities	1,406	(492)	914
Equity securities	267	(94)	173
Total investments	1,673	(586)	1,087
Deferred policy acquisition costs — annuity segment	(465)	163	(302)
Annuity benefits accumulated	(141)	49	(92)
Unearned revenue	20	(7)	13
Total net unrealized gain on marketable securities	$1,087	$(381)	$706

December 31, 2016
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$640	$(224)	$416
Fixed maturities — all other	169	(59)	110
Total fixed maturities	809	(283)	526
Equity securities	151	(53)	98
Total investments	960	(336)	624
Deferred policy acquisition costs — annuity segment	(273)	96	(177)
Annuity benefits accumulated	(78)	27	(51)
Unearned revenue	13	(5)	8
Total net unrealized gain on marketable securities	$622	$(218)	$404

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment income:
Fixed maturities	$405	$378	$1,191	$1,126
Equity securities	17	20	57	59
Equity in earnings of partnerships and similar investments	20	16	51	31
Other	33	23	80	64
Gross investment income	475	437	1,379	1,280
Investment expenses	(4)	(4)	(13)	(13)
Net investment income	$471	$433	$1,366	$1,267

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended September 30, 2017				Three months ended September 30, 2016
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$9	$(15)	$(6)	$133	$5	$(2)	$3	$52
Equity securities	19	(29)	(10)	24	14	(16)	(2)	89
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Other (*)	(2)	6	4	(53)	(1)	2	1	(5)
Total pretax	26	(38)	(12)	104	18	(16)	2	136
Tax effects	(9)	13	4	(37)	(7)	5	(2)	(48)
Noncontrolling interests	—	—	—	—	—	1	1	(1)
Net of tax and noncontrolling interests	$17	$(25)	$(8)	$67	$11	$(10)	$1	$87

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$25	$(16)	$9	$597	$36	$(37)	$(1)	$1,089
Equity securities	29	(49)	(20)	116	46	(83)	(37)	77
Mortgage loans and other investments	3	—	3	—	—	—	—	—
Other (*)	(5)	12	7	(248)	(7)	13	6	(478)
Total pretax	52	(53)	(1)	465	75	(107)	(32)	688
Tax effects	(18)	18	—	(163)	(27)	38	11	(241)
Noncontrolling interests	—	—	—	—	(1)	3	2	(7)
Net of tax and noncontrolling interests	$34	$(35)	$(1)	$302	$47	$(66)	$(19)	$440

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2017	2016
Fixed maturities:
Gross gains	$32	$44
Gross losses	(4)	(8)
Equity securities:
Gross gains	36	49
Gross losses	(6)	(3)

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2017		December 31, 2016
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$111	$—	$107	$—
Public company warrants	Equity securities	3	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	2,293	—	1,759
Equity index call options	Equity index call options	629	—	492	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	10	—	8
		$743	$2,303	$603	$1,767

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

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from its counterparties to support its purchased call option assets. This collateral ($374 million at September 30, 2017 and $380 million at December 31, 2016) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, certain reinsurance contracts are considered to contain embedded derivatives.

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the third quarter and first nine months of 2017 and 2016 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2017	2016	2017	2016
MBS with embedded derivatives	Realized gains on securities	$—	$(4)	$(3)	$—
Public company warrants	Realized gains on securities	(1)	1	(1)	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits	(127)	(109)	(386)	(188)
Equity index call options	Annuity benefits	116	105	338	81
Reinsurance contracts (embedded derivative)	Net investment income	—	—	(2)	(6)
		$(12)	$(7)	$(54)	$(113)

Derivatives Designated and Qualifying as Cash Flow Hedges  As of September 30, 2017, AFG has entered into eight interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.35 billion at September 30, 2017 compared to $1.08 billion at December 31, 2016, reflecting a new swap with an aggregate notional amount at issuance of $400 million entered into in the third quarter of 2017, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $1 million at both September 30, 2017 and December 31, 2016. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $21 million at September 30, 2017 and $22 million at December 31, 2016. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were $1 million and $2 million in the third quarters and $4 million and $5 million in the first nine months of 2017 and 2016, respectively. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $60 million at both September 30, 2017 and December 31, 2016 is included in other assets in AFG’s Balance Sheet.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099% (9.4190% at September 30, 2017). Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (a liability of less than $1 million at September 30, 2017 and an asset of $1 million at December 31, 2016) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes are both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s current period earnings is that the interest expense associated with the hedged debt is effectively recorded at the floating rate. The net reduction in interest expense from the swap was less than $1 million and $1 million in the third quarters and $1 million and $3 million in the first nine months of 2017 and 2016, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at June 30, 2017	$258	$1,167	$103	$42	$1,312	$(414)	$898	$1,156
Additions	149	44	1	—	45	—	45	194
Amortization:
Periodic amortization	(142)	(44)	(4)	(2)	(50)	—	(50)	(192)
Included in realized gains	—	4	—	—	4	—	4	4
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(44)	(44)	(44)
Balance at September 30, 2017	$266	$1,171	$100	$40	$1,311	$(458)	$853	$1,119

Balance at June 30, 2016	$234	$1,089	$116	$51	$1,256	$(609)	$647	$881
Additions	132	48	1	—	49	—	49	181
Amortization:
Periodic amortization	(134)	(42)	(6)	(3)	(51)	—	(51)	(185)
Included in realized gains	—	1	—	—	1	—	1	1
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(10)	(10)	(10)
Balance at September 30, 2016	$231	$1,096	$111	$48	$1,255	$(619)	$636	$867

Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239
Additions	439	177	3	—	180	—	180	619
Amortization:
Periodic amortization	(413)	(122)	(14)	(6)	(142)	—	(142)	(555)
Included in realized gains	—	6	1	—	7	—	7	7
Foreign currency translation	2	—	—	—	—	—	—	2
Change in unrealized	—	—	—	—	—	(193)	(193)	(193)
Balance at September 30, 2017	$266	$1,171	$100	$40	$1,311	$(458)	$853	$1,119

Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184
Additions	403	172	8	—	180	—	180	583
Amortization:
Periodic amortization	(396)	(99)	(17)	(7)	(123)	—	(123)	(519)
Included in realized gains	—	5	1	—	6	—	6	6
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	(385)	(385)	(385)
Balance at September 30, 2016	$231	$1,096	$111	$48	$1,255	$(619)	$636	$867

(*)	Unrealized adjustments to DPAC includes net unrealized gains/losses on securities and net unrealized gains/losses on cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $140 million and $134 million of accumulated amortization at September 30, 2017 and December 31, 2016, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 60.9% of the most subordinate debt tranche of fifteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2017, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $261 million (including $197 million invested in the most subordinate tranches) at September 30, 2017, and $216 million at December 31, 2016.

In March 2017, AFG formed a new CLO, which issued $408 million face amount of liabilities (including $24 million face amount purchased by subsidiaries of AFG). During the first nine months of 2017, AFG subsidiaries also purchased $58 million face amount of senior debt and subordinate tranches of existing CLOs for $58 million. In May 2016, AFG formed a new CLO, which issued $406 million face amount of liabilities (including $36 million face amount purchased by subsidiaries of AFG). During the first nine months of 2016, AFG subsidiaries also purchased $19 million face amount of senior debt and subordinate tranches of existing CLOs for $15 million. During the first nine months of 2017 and 2016, AFG subsidiaries received $86 million and $69 million, respectively, in sale and redemption proceeds from its CLO investments. During the first nine months of 2017, two AFG CLOs were substantially liquidated, as permitted by the CLO indenture.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment in CLO tranches at end of period	$261	$245	$261	$245
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(8)	60	(12)	107
Liabilities	9	(49)	24	(98)
Management fees paid to AFG	5	4	14	12
CLO earnings (losses) attributable to AFG shareholders (b)	5	17	16	29

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $66 million and $75 million at September 30, 2017 and December 31, 2016, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $135 million and $159 million at those dates. The CLO assets include loans with an aggregate fair value of $5 million at September 30, 2017 and $1 million at December 31, 2016, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $19 million and $10 million at those dates, respectively).

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first nine months of 2017. Included in other assets in AFG’s Balance Sheet is $29 million at September 30, 2017 and $34 million at December 31, 2016 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $28 million and $25 million, respectively. Amortization of intangibles was $2 million in both the third quarters of 2017 and 2016 and $6 million in both the first nine months of 2017 and 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2017			December 31, 2016
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$(1)	$349	$350	$(1)	$349
4.50% Senior Notes due June 2047	350	(5)	345	—	—	—
3.50% Senior Notes due August 2026	300	(3)	297	300	(3)	297
6-3/8% Senior Notes due June 2042	—	—	—	230	(7)	223
5-3/4% Senior Notes due August 2042	—	—	—	125	(4)	121
Other	3	—	3	3	—	3
	1,003	(9)	994	1,008	(15)	993

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,303	$(19)	$1,284	$1,308	$(25)	$1,283

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converts its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099% (9.4190% at September 30, 2017 and 9.0624% at December 31, 2016). The fair value of the interest rate swap (a liability of less than $1 million at September 30, 2017 and an asset of $1 million at December 31, 2016) and the offsetting adjustment to the carrying value of the notes are both included in the carrying value of the 9-7/8% Senior Notes in the table above.

Scheduled principal payments on debt for the balance of 2017, the subsequent five years and thereafter were as follows:
2017 — none; 2018 — none; 2019 — $350 million; 2020 — none; 2021 — none; 2022 — none and thereafter — $953 million.

In June 2017, AFG issued $350 million in 4.50% Senior Notes due in 2047 at a price of 99.46%. The net proceeds were used to redeem AFG’s $230 million outstanding principal amount of 6-3/8% Senior Notes due June 2042 at par value and to redeem AFG’s $125 million outstanding principal amount of 5-3/4% Senior Notes due August 2042 at par value in June 2017 and August 2017, respectively.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2017 or December 31, 2016.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended September 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$92	$(33)	$59	$—	$59
Reclassification adjustment for realized (gains) losses included in net earnings (a)		12	(4)	8	—	8
Total net unrealized gains on securities (b)	$639	104	(37)	67	—	67	$706
Net unrealized losses on cash flow hedges	(6)	(1)	1	—	—	—	(6)
Foreign currency translation adjustments	(11)	5	2	7	—	7	(4)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$615	$108	$(34)	$74	$—	$74	$689

Quarter ended September 30, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$138	$(49)	$89	$(1)	$88
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(2)	1	(1)	—	(1)
Total net unrealized gains on securities	$685	136	(48)	88	(1)	87	$772
Net unrealized gains (losses) on cash flow hedges	5	(1)	1	—	—	—	5
Foreign currency translation adjustments	(15)	(2)	(1)	(3)	—	(3)	(18)
Pension and other postretirement plans adjustments	(6)	—	—	—	—	—	(6)
Total	$669	$133	$(48)	$85	$(1)	$84	$753

Nine months ended September 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$461	$(162)	$299	$—	$299
Reclassification adjustment for realized (gains) losses included in net earnings (a)		4	(1)	3	—	3
Total net unrealized gains on securities (b)	$404	465	(163)	302	—	302	$706
Net unrealized gains (losses) on cash flow hedges	(7)	1	—	1	—	1	(6)
Foreign currency translation adjustments	(15)	8	3	11	—	11	(4)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$375	$474	$(160)	$314	$—	$314	$689

Nine months ended September 30, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$656	$(229)	$427	$(6)	$421
Reclassification adjustment for realized (gains) losses included in net earnings (a)		32	(12)	20	(1)	19
Total net unrealized gains on securities	$332	688	(241)	447	(7)	440	$772
Net unrealized gains on cash flow hedges	1	6	(2)	4	—	4	5
Foreign currency translation adjustments	(22)	2	2	4	—	4	(18)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(6)
Total	$304	$697	$(241)	$456	$(7)	$449	$753

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings (loss) attributable to noncontrolling interests

(b)
Includes net unrealized gains of $58 million at September 30, 2017 compared to $56 million at June 30, 2017 and $52 million at December 31, 2016 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2017, AFG issued 232,250 shares of restricted Common Stock (fair value of $94.44 per share) under the Stock Incentive Plan. In addition, AFG issued 47,826 shares of Common Stock (fair value of $96.13 per share) in the first quarter of 2017 under the Equity Bonus Plan. AFG did not grant any stock options in the first nine months of 2017.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $7 million and $7 million in the third quarters of 2017 and 2016 and $24 million and $21 million in the first nine months of 2017 and 2016, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$29		$178		$457		$470

Income taxes at statutory rate	$10	35%	$63	35%	$160	35%	$165	35%
Effect of:
Stock-based compensation	(1)	(3%)	—	—%	(14)	(3%)	—	—%
Tax exempt interest	(5)	(17%)	(5)	(3%)	(17)	(4%)	(18)	(4%)
Dividends received deduction	(2)	(7%)	(1)	(1%)	(6)	(1%)	(5)	(1%)
Employee Stock Ownership Plan dividends paid deduction	—	—%	—	—%	(2)	—%	(1)	—%
Change in valuation allowance	16	55%	7	4%	16	4%	40	9%
Subsidiaries not in AFG’s tax return	—	—%	2	1%	—	—%	4	1%
Other	—	(1%)	(1)	1%	9	1%	5	—%
Provision for income taxes as shown in the statement of earnings	$18	62%	$65	37%	$146	32%	$190	40%
AFG’s effective tax rate for the three months ended September 30, 2017 reflects the impact of catastrophe losses in the Neon Lloyd’s insurance business for which no tax benefit is recognized. AFG maintains a full valuation allowance against the deferred tax benefits associated with losses related to Neon. Excluding the $53 million in catastrophe losses at Neon, AFG’s effective tax rate for the three months ended September 30, 2017 was 22%, which reflects the impact of a typical level of tax-favored investment income on lower earnings before income taxes. Excluding the $65 million charge in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s effective tax rate for the nine months ended September 30, 2016, was 36%. The favorable impact of stock-based compensation on AFG’s effective tax rate in the first nine months of 2017 reflects the high volume of employee stock option exercises during that period and the increase in the market price of AFG Common Stock.

Approximately $13 million of AFG’s net operating loss carryforwards (“NOL”) subject to separate return limitation year (“SRLY”) tax rules will expire unutilized at December 31, 2017. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards will be offset by a corresponding reduction in the valuation allowance and will have no overall impact on AFG’s income tax expense or results of operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first nine months of 2017, there were no material changes to AFG’s liability for uncertain tax positions.

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

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2017 and 2016 (in millions):

	Nine months ended September 30,
	2017	2016
Balance at beginning of year	$8,563	$8,127
Less reinsurance recoverables, net of allowance	2,302	2,201
Net liability at beginning of year	6,261	5,926
Provision for losses and LAE occurring in the current period	2,237	2,011
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	89	36
Neon exited lines charge	—	57
Other	(87)	(71)
Total losses and LAE incurred	2,239	2,033
Payments for losses and LAE of:
Current year	(530)	(463)
Prior years	(1,272)	(1,206)
Total payments	(1,802)	(1,669)
Foreign currency translation and other	32	(3)
Net liability at end of period	6,730	6,287
Add back reinsurance recoverables, net of allowance	2,833	2,374
Gross unpaid losses and LAE included in the balance sheet at end of period	$9,563	$8,661
The net increase in the provision for claims of prior years during the first nine months of 2017 reflects (i) the $89 million special charge to increase asbestos and environmental reserves, (ii) higher than expected claim severity in the ocean marine business (within the Property and transportation sub-segment), (iii) higher than anticipated claim severity in the targeted markets and general liability businesses (all within the Specialty casualty sub-segment) and (iv) an adjustment to the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 (included in Other specialty sub-segment). This adverse development was partially offset by (i) lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine and transportation businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and at Neon (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (both within the Specialty financial sub-segment).

The net increase in the provision for claims of prior years during the first nine months of 2016 reflects (i) the $36 million special charge to increase asbestos and environmental reserves, (ii) adverse reserve development at Neon, higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in the general liability insurance (all within the Specialty casualty sub-segment), (iii) the $57 million special charge to increase loss reserves related to Neon’s exit of its UK and international medical malpractice and general liability lines of business and (iv) higher than anticipated claim frequency in the financial institutions business (within the Specialty financial sub-segment). This adverse development was partially offset by (i) lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine and trucking businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

severity in workers’ compensation business and directors and officers liability insurance and lower than expected claim frequency and severity in excess liability business (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (all within the Specialty financial sub-segment).

Reinsurance   Subsequent to Hurricane Irma, AFG’s property and casualty operations purchased replacement reinsurance coverage for those layers of the catastrophe reinsurance program expected to be affected by Hurricanes Harvey and Irma. The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s property and casualty insurance operations (in millions) as of October 1, 2017:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Other Workers’ Compensation	3	37	—%	—	3
Commercial Umbrella	1	49	13%	6	7
Property — General	5	45	—%	—	5
Property — Catastrophe	15	85	5%	4	19
Neon Lloyd’s Syndicate	15	210	—%	—	15
Riverfront Re Ltd. catastrophe bond (c)	100	200	5%	10	N/A

(a)	Includes the participation of AFG’s internal reinsurance program.

(b)	Maximum loss for claims up to reinsurance coverage limit.

(c)	Includes aggregate coverage. See description below.

In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain supplemental catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $100 million (per occurrence and annual aggregate) occurring between June 1, 2017 and December 31, 2020. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Through September 30, 2017, AFG’s incurred catastrophe losses have not reached the level of attachment for the catastrophe bond structure. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year.

O.    Subsequent Event

Wildfires struck northern California’s wine region in October 2017, which will result in fourth quarter 2017 catastrophe losses in AFG’s property and casualty insurance segment. Based on information available as of the filing of this Form 10-Q, management estimates a pretax loss from these events, net of reinsurance and inclusive of reinstatement premiums and other associated offsets, in the range of $20 million to $25 million. At the midpoint of that range, AFG’s earnings per share would be negatively impacted by approximately $0.18.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	35	Results of Operations — Third Quarter	50
Overview	36	Segmented Statement of Earnings	50
Critical Accounting Policies	36	Property and Casualty Insurance	51
Liquidity and Capital Resources	37	Annuity	61
Ratios	37	Run-off Long-Term Care and Life	67
Condensed Consolidated Cash Flows	37	Holding Company, Other and Unallocated	68
Parent and Subsidiary Liquidity	38	Results of Operations — First Nine Months	71
Investments	40	Segmented Statement of Earnings	71
Uncertainties	44	Property and Casualty Insurance	72
Managed Investment Entities	44	Annuity	81
Results of Operations	48	Run-off Long-Term Care and Life	86
General	48	Holding Company, Other and Unallocated	87
		Recent Accounting Standards	89

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

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	trends in persistency and mortality;

•	competitive pressures, including as a result of the outcome of U.S. business tax reform efforts;

•	the ability to obtain adequate rates and policy terms;

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries; and

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

Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2017 were $11 million ($0.13 per share, diluted) and $309 million ($3.44 per share, diluted), respectively, compared to $109 million ($1.23 per share, diluted) and $264 million ($2.98 per share, diluted) reported in the same periods of 2016, reflecting:

•
lower underwriting profit in the property and casualty insurance segment due primarily to higher catastrophe losses and higher special charges to increase asbestos and environmental reserves, partially offset by the impact of a second quarter 2016 charge related to the exit of certain lines of business within Neon Underwriting Ltd. (“Neon”), AFG’s Lloyd’s-based insurer,

•	higher net investment income in the property and casualty insurance segment,

•
realized losses on securities in the third quarter of 2017 compared to realized gains in the third quarter of 2016 and lower realized losses in the first nine months of 2017 compared to the first nine months of 2016,

•	for the nine month period, higher earnings in the annuity segment, and

•	the impact of the gain on the sale of an apartment property in the second quarter of 2016.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2016 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2017	December 31,
		2016	2015
Principal amount of long-term debt	$1,303	$1,308	$1,020
Total capital	6,149	5,921	5,512
Ratio of debt to total capital:
Including subordinated debt	21.2%	22.1%	18.5%
Excluding subordinated debt	16.3%	17.0%	13.1%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.62 for the nine months ended September 30, 2017 and 1.85 for the year ended December 31, 2016. Excluding annuity benefits, this ratio was 6.45 and 8.62, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$993	$746
Net cash used in investing activities	(2,230)	(2,519)
Net cash provided by financing activities	1,479	2,192
Net change in cash and cash equivalents	$242	$419

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also includes the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $14 million during the first nine months of 2017 and reduced cash flows from operating activities by $235 million in the first nine months of 2016, accounting for a $249 million increase in cash flows from operating activities in the 2017 period compared to the 2016 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash flows provided by operating activities were

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

$979 million in the first nine months of 2017 compared to $981 million in the first nine months of 2016, a decrease of $2 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $2.23 billion for the first nine months of 2017 compared to $2.52 billion in the first nine months of 2016, a decrease of $289 million reflecting the timing of investing available cash. As discussed below, AFG’s annuity group had net cash flows from annuity policyholders of $1.75 billion in the first nine months of 2017 and $1.78 billion in the first nine months of 2016, which is the primary source of AFG’s cash used in investing activities. Settlements of equity index call options exceeded purchases by $201 million in the first nine months of 2017 compared to purchases exceeding settlements by $124 million in the first nine months of 2016, accounting for a $325 million decrease in cash used in investing activities. In general, purchases of equity index call options have increased due to growth in the fixed-indexed annuity business while proceeds from settlements of equity options are impacted by the performance of the stock market during the term of the options. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $13 million source of cash in the first nine months of 2017 compared to a $24 million use of cash in the 2016 period, accounting for a $37 million decrease in net cash used in investing activities in the first nine months of 2017 compared to the same 2016 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.48 billion for the first nine months of 2017 compared to $2.19 billion in the first nine months of 2016, a decrease of $713 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.75 billion in the first nine months of 2017 compared to $1.78 billion in the first nine months of 2016 accounting for a $27 million decrease in net cash provided by financing activities in the 2017 period compared to the 2016 period. In June 2017, AFG issued $350 million of 4.50% Senior Notes due 2047, the net proceeds of which contributed $345 million to net cash provided by financing activities in the first nine months of 2017 compared to net proceeds from additional long-term borrowings of $302 million in the first nine months of 2016. Redemptions of long-term debt were a $355 million use of cash in the first nine months of 2017 compared to no redemptions of long-term debt in 2016. There were no shares of AFG Common Stock repurchased during the first nine months of 2017 compared to $124 million repurchased in the first nine months of 2016, which accounted for a $124 million increase in net cash provided by financing activities in the 2017 period compared to the 2016 period. In May 2017, AFG paid a special cash dividend of $1.50 per share of American Financial Group Common Stock, which was in addition to its regular quarterly cash dividend. The aggregate amount of the special cash dividend was $132 million, which decreased net cash provided by financing activities. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $72 million in the first nine months of 2017 compared to issuances exceeding retirements by $281 million in the first nine months of 2016, accounting for a $353 million decrease in net cash provided by financing activities in the 2017 period compared to the 2016 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

In June 2016, AFG replaced its bank credit facility with a five-year, $500 million revolving credit line. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2016 or the first nine months of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In June 2017, AFG issued $350 million of 4.50% Senior Notes due June 2047. Net proceeds from the offering were used to redeem AFG’s $230 million outstanding principal amount of 6-3/8% Senior Notes due June 2042, at par value in June 2017 and AFG’s $125 million outstanding principal amount of 5-3/4% Senior Notes due August 2042 at par value in August 2017.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. At September 30, 2017, GALIC had $935 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.53% over LIBOR (average rate of 1.60% at September 30, 2017). While these advances must be repaid between 2018 and 2021 ($285 million in 2018, $500 million in 2020 and $150 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At September 30, 2017, GALIC estimated that it had additional borrowing capacity of approximately $250 million from the FHLB.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2017, AFG could reduce the average crediting rate on approximately $24 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 88 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	September 30,	December 31,
GMIR	2017	2016	2015
1 — 1.99%	75%	72%	67%
2 — 2.99%	5%	6%	7%
3 — 3.99%	10%	12%	14%
4.00% and above	10%	10%	12%

Annuity benefits accumulated (in millions)	$32,671	$29,907	$26,622

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

Investments   AFG’s investment portfolio at September 30, 2017, contained $37.82 billion in fixed maturity securities and $1.58 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $350 million in fixed maturities and $60 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 12% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 76% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2017 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$38,168
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,908)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(1,158)
Deferred income tax	405
Estimated after-tax impact on accumulated other comprehensive income	$(753)

Approximately 90% of the fixed maturities held by AFG at September 30, 2017, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2017, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 5-1/2 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$218	$218	100%	$—	100%
Non-agency prime	1,283	1,452	113%	169	28%
Alt-A	1,049	1,167	111%	118	15%
Subprime	515	562	109%	47	22%
Commercial	967	1,010	104%	43	95%
	$4,032	$4,409	109%	$377	43%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2017, 96% (based on statutory carrying value of $3.97 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at September 30, 2017. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2017, approximately 76% of the municipal bond portfolio was held in revenue bonds, with the remaining 24% held in general obligation bonds. General obligation securities of California, Illinois and Michigan collectively represented approximately 1% of this portfolio. AFG does not own general obligation bonds issued by New Jersey, New York or Puerto Rico.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2017, is shown in the following table (dollars in millions). Approximately $674 million of available for sale fixed maturity securities and $84 million of available for sale equity securities had no unrealized gains or losses at September 30, 2017.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$32,183	$4,961
Amortized cost of securities	$30,692	$5,046
Gross unrealized gain (loss)	$1,491	$(85)
Fair value as % of amortized cost	105%	98%
Number of security positions	4,487	735
Number individually exceeding $2 million gain or loss	80	—
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$385	$(8)
States and municipalities	259	(23)
Banks, savings and credit institutions	174	(5)
Asset-backed securities	143	(15)
Manufacturing	127	(8)
Oil and gas extraction	22	(4)
Percentage rated investment grade	91%	88%

Available for Sale Equity Securities
Fair value of securities	$1,318	$177
Cost of securities	$1,023	$205
Gross unrealized gain (loss)	$295	$(28)
Fair value as % of cost	129%	86%
Number of security positions	176	24
Number individually exceeding $2 million gain or loss	34	7

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2017, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	2%	2%
After one year through five years	19%	15%
After five years through ten years	37%	34%
After ten years	12%	18%
	70%	69%
Asset-backed securities (average life of approximately 5 years)	18%	22%
Mortgage-backed securities (average life of approximately 4-1/2 years)	12%	9%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2017
Securities with unrealized gains:
Exceeding $500,000 (887 securities)	$12,972	$970	108%
$500,000 or less (3,600 securities)	19,211	521	103%
	$32,183	$1,491	105%
Securities with unrealized losses:
Exceeding $500,000 (39 securities)	$649	$(34)	95%
$500,000 or less (696 securities)	4,312	(51)	99%
	$4,961	$(85)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2017
Investment grade fixed maturities with losses for:
Less than one year (498 securities)	$3,682	$(45)	99%
One year or longer (116 securities)	663	(17)	98%
	$4,345	$(62)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (71 securities)	$318	$(7)	98%
One year or longer (50 securities)	298	(16)	95%
	$616	$(23)	96%
Common stocks with losses for:
Less than one year (19 securities)	$141	$(27)	84%
One year or longer (none)	—	—	—%
	$141	$(27)	84%
Perpetual preferred stocks with losses for:
Less than one year (2 securities)	$23	$—	100%
One year or longer (3 securities)	13	(1)	93%
	$36	$(1)	97%

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

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2017. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2017 and 2016 and Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2016 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2017
Assets:
Cash and investments	$45,514	$—	$(261)	(a)	$45,253
Assets of managed investment entities	—	4,767	—		4,767
Other assets	10,143	—	—	(a)	10,143
Total assets	$55,657	$4,767	$(261)		$60,163
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,130	$—	$—		$12,130
Annuity, life, accident and health benefits and reserves	33,338	—	—		33,338
Liabilities of managed investment entities	—	4,700	(194)	(a)	4,506
Long-term debt and other liabilities	4,810	—	—		4,810
Total liabilities	50,278	4,700	(194)		54,784
Shareholders’ equity:
Common Stock and Capital surplus	1,255	67	(67)		1,255
Retained earnings	3,435	—	—		3,435
Accumulated other comprehensive income, net of tax	689	—	—		689
Total shareholders’ equity	5,379	67	(67)		5,379
Noncontrolling interests	—	—	—		—
Total equity	5,379	67	(67)		5,379
Total liabilities and equity	$55,657	$4,767	$(261)		$60,163

December 31, 2016
Assets:
Cash and investments	$41,649	$—	$(216)	(a)	$41,433
Assets of managed investment entities	—	4,765	—		4,765
Other assets	8,874	—	—	(a)	8,874
Total assets	$50,523	$4,765	$(216)		$55,072
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,734	$—	$—		$10,734
Annuity, life, accident and health benefits and reserves	30,598	—	—		30,598
Liabilities of managed investment entities	—	4,760	(211)	(a)	4,549
Long-term debt and other liabilities	4,272	—	—		4,272
Total liabilities	45,604	4,760	(211)		50,153
Shareholders’ equity:
Common Stock and Capital surplus	1,198	5	(5)		1,198
Retained earnings	3,343	—	—		3,343
Accumulated other comprehensive income, net of tax	375	—	—		375
Total shareholders’ equity	4,916	5	(5)		4,916
Noncontrolling interests	3	—	—		3
Total equity	4,919	5	(5)		4,919
Total liabilities and equity	$50,523	$4,765	$(216)		$55,072

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2017
Revenues:
Insurance net earned premiums	$1,273	$—	$—		$1,273
Net investment income	476	—	(5)	(b)	471
Realized losses on securities	(12)	—	—		(12)
Income of managed investment entities:
Investment income	—	54	—		54
Gain on change in fair value of assets/liabilities	—	1	—	(b)	1
Other income	53	—	(5)	(c)	48
Total revenues	1,790	55	(10)		1,835
Costs and Expenses:
Insurance benefits and expenses	1,628	—	—		1,628
Expenses of managed investment entities	—	55	(10)	(b)(c)	45
Interest charges on borrowed money and other expenses	133	—	—		133
Total costs and expenses	1,761	55	(10)		1,806
Earnings before income taxes	29	—	—		29
Provision for income taxes	18	—	—		18
Net earnings, including noncontrolling interests	11	—	—		11
Less: Net earnings attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$11	$—	$—		$11

Three months ended September 30, 2016
Revenues:
Insurance net earned premiums	$1,165	$—	$—		$1,165
Net investment income	450	—	(17)	(b)	433
Realized gains on securities	2	—	—		2
Income of managed investment entities:
Investment income	—	48	—		48
Gain on change in fair value of assets/liabilities	—	—	11	(b)	11
Other income	50	—	(4)	(c)	46
Total revenues	1,667	48	(10)		1,705
Costs and Expenses:
Insurance benefits and expenses	1,372	—	—		1,372
Expenses of managed investment entities	—	48	(10)	(b)(c)	38
Interest charges on borrowed money and other expenses	117	—	—		117
Total costs and expenses	1,489	48	(10)		1,527
Earnings before income taxes	178	—	—		178
Provision for income taxes	65	—	—		65
Net earnings, including noncontrolling interests	113	—	—		113
Less: Net earnings attributable to noncontrolling interests	4	—	—		4
Net earnings attributable to shareholders	$109	$—	$—		$109

(a)
Includes income of $5 million and $17 million in the third quarter of 2017 and 2016, respectively, representing the change in fair value of AFG’s CLO investments plus $5 million and $4 million in the third quarter of 2017 and 2016, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $6 million in the third quarter of 2017 and 2016, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2017
Revenues:
Insurance net earned premiums	$3,371	$—	$—		$3,371
Net investment income	1,382	—	(16)	(b)	1,366
Realized losses on securities	(1)	—	—		(1)
Income of managed investment entities:
Investment income	—	155	—		155
Gain on change in fair value of assets/liabilities	—	22	(10)	(b)	12
Other income	168	—	(14)	(c)	154
Total revenues	4,920	177	(40)		5,057
Costs and Expenses:
Insurance benefits and expenses	4,113	—	—		4,113
Expenses of managed investment entities	—	177	(40)	(b)(c)	137
Interest charges on borrowed money and other expenses	350	—	—		350
Total costs and expenses	4,463	177	(40)		4,600
Earnings before income taxes	457	—	—		457
Provision for income taxes	146	—	—		146
Net earnings, including noncontrolling interests	311	—	—		311
Less: Net earnings attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$309	$—	$—		$309

Nine months ended September 30, 2016
Revenues:
Insurance net earned premiums	$3,202	$—	$—		$3,202
Net investment income	1,296	—	(29)	(b)	1,267
Realized gains (losses) on:
Securities	(32)	—	—		(32)
Subsidiaries	2	—	—		2
Income of managed investment entities:
Investment income	—	141	—		141
Gain on change in fair value of assets/liabilities	—	2	7	(b)	9
Other income	184	—	(12)	(c)	172
Total revenues	4,652	143	(34)		4,761
Costs and Expenses:
Insurance benefits and expenses	3,868	—	—		3,868
Expenses of managed investment entities	—	142	(33)	(b)(c)	109
Interest charges on borrowed money and other expenses	314	—	—		314
Total costs and expenses	4,182	142	(33)		4,291
Earnings before income taxes	470	1	(1)		470
Provision for income taxes	190	—	—		190
Net earnings, including noncontrolling interests	280	1	(1)		280
Less: Net earnings attributable to noncontrolling interests	16	—	—		16
Net earnings attributable to shareholders	$264	$1	$(1)		$264

(a)
Includes income of $16 million and $29 million in the first nine months of 2017 and 2016, respectively, representing the change in fair value of AFG’s CLO investments plus $14 million and $12 million in the first nine months of 2017 and 2016, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $26 million and $21 million in the first nine months of 2017 and 2016, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$158	$217	$582	$574
Pretax non-core items:
Realized gains (losses) on securities	(12)	2	(1)	(32)
Realized gain on subsidiaries	—	—	—	2
Gain on sale of apartment property	—	—	—	32
Special A&E charges	(113)	(41)	(113)	(41)
Neon exited lines charge	—	—	—	(65)
Loss on retirement of debt	(4)	—	(11)	—
Earnings before income taxes	29	178	457	470
Provision (credit) for income taxes:
Core operating earnings	63	79	189	202
Non-core items	(45)	(14)	(43)	(12)
Total provision for income taxes	18	65	146	190
Net earnings, including noncontrolling interests	11	113	311	280
Less net earnings attributable to noncontrolling interests:
Core operating earnings	—	4	2	14
Non-core items	—	—	—	2
Total net earnings attributable to noncontrolling interests	—	4	2	16
Net earnings attributable to shareholders	$11	$109	$309	$264

Net earnings:
Core net operating earnings	$95	$134	$391	$358
Non-core items	(84)	(25)	(82)	(94)
Net earnings attributable to shareholders	$11	$109	$309	$264

Diluted per share amounts:
Core net operating earnings	$1.06	$1.51	$4.35	$4.04
Realized gains (losses) on securities	(0.08)	0.02	(0.01)	(0.21)
Realized gain on subsidiaries	—	—	—	0.01
Gain on sale of apartment property	—	—	—	0.17
Special A&E charges	(0.82)	(0.30)	(0.82)	(0.30)
Neon exited lines charge	—	—	—	(0.73)
Loss on retirement of debt	(0.03)	—	(0.08)	—
Net earnings attributable to shareholders	$0.13	$1.23	$3.44	$2.98

Net earnings attributable to shareholders decreased $98 million in the third quarter of 2017 compared to the same period in 2016 due primarily to lower core net operating earnings, higher special A&E charges recorded in the third quarter of 2017 compared to the third quarter of 2016 and net realized losses on securities in the 2017 period compared to net realized gains in

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

the 2016 period. Core net operating earnings decreased $39 million in the third quarter of 2017 compared to the same period in 2016 reflecting lower underwriting profit in the property and casualty insurance segment due primarily to catastrophe losses from Hurricanes Harvey, Irma and Maria and two earthquakes in Mexico.

Net earnings attributable to shareholders increased $45 million in the first nine months of 2017 compared to the same period in 2016 due primarily to lower net realized losses on securities in the 2017 period compared to the 2016 period, a charge related to the exit of certain lines of business within Neon in the second quarter of 2016 and higher core net operating earnings. These results were partially offset by higher special A&E charges recorded in the 2017 period compared to the 2016 period, the impact of the gain on the sale of an apartment property in the second quarter of 2016 and losses on the retirement of debt in the 2017 period. Core net operating earnings increased $33 million in the first nine months of 2017 compared to the same period in 2016 reflecting higher earnings in the annuity segment and higher net investment income in the property and casualty insurance segment, partially offset by lower underwriting profit in the property and casualty insurance segment due primarily to catastrophe losses from Hurricanes Harvey, Irma and Maria and two earthquakes in Mexico.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2017 and 2016 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,267	$—	$—	$—	$—	$1,267	$—	$1,267
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	94	375	6	(5)	1	471	—	471
Realized losses on securities	—	—	—	—	—	—	(12)	(12)
Income of MIEs:
Investment income	—	—	—	54	—	54	—	54
Gain on change in fair value of assets/liabilities	—	—	—	1	—	1	—	1
Other income	1	26	—	(5)	26	48	—	48
Total revenues	1,362	401	12	45	27	1,847	(12)	1,835

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	906	—	—	—	—	906	89	995
Commissions and other underwriting expenses	353	—	—	—	4	357	—	357
Annuity benefits	—	215	—	—	—	215	—	215
Life, accident and health benefits	—	—	6	—	—	6	—	6
Annuity and supplemental insurance acquisition expenses	—	54	1	—	—	55	—	55
Interest charges on borrowed money	—	—	—	—	21	21	—	21
Expenses of MIEs	—	—	—	45	—	45	—	45
Other expenses	8	30	3	—	43	84	28	112
Total costs and expenses	1,267	299	10	45	68	1,689	117	1,806
Earnings before income taxes	95	102	2	—	(41)	158	(129)	29
Provision for income taxes	43	34	1	—	(15)	63	(45)	18
Net earnings, including noncontrolling interests	52	68	1	—	(26)	95	(84)	11
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Core Net Operating Earnings	52	68	1	—	(26)	95
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	—	(8)	(8)	8	—
Special A&E charges, net of tax	(58)	—	—	—	(16)	(74)	74	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$(6)	$68	$1	$—	$(52)	$11	$—	$11

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$1,159	$—	$—	$—	$—	$1,159	$—	$1,159
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	93	351	5	(17)	1	433	—	433
Realized gains on securities	—	—	—	—	—	—	2	2
Income of MIEs:
Investment income	—	—	—	48	—	48	—	48
Gain on change in fair value of assets/liabilities	—	—	—	11	—	11	—	11
Other income	3	26	2	(4)	19	46	—	46
Total revenues	1,255	377	13	38	20	1,703	2	1,705

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	729	—	—	—	—	729	36	765
Commissions and other underwriting expenses	352	—	—	—	4	356	—	356
Annuity benefits	—	189	—	—	—	189	—	189
Life, accident and health benefits	—	—	8	—	—	8	—	8
Annuity and supplemental insurance acquisition expenses	—	53	1	—	—	54	—	54
Interest charges on borrowed money	—	—	—	—	19	19	—	19
Expenses of MIEs	—	—	—	38	—	38	—	38
Other expenses	17	28	3	—	45	93	5	98
Total costs and expenses	1,098	270	12	38	68	1,486	41	1,527
Earnings before income taxes	157	107	1	—	(48)	217	(39)	178
Provision for income taxes	59	38	—	—	(18)	79	(14)	65
Net earnings, including noncontrolling interests	98	69	1	—	(30)	138	(25)	113
Less: Net earnings attributable to noncontrolling interests	4	—	—	—	—	4	—	4
Core Net Operating Earnings	94	69	1	—	(30)	134
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	1	1	(1)	—
Special A&E charges, net of tax	(23)	—	—	—	(3)	(26)	26	—
Net Earnings Attributable to Shareholders	$71	$69	$1	$—	$(32)	$109	$—	$109

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $6 million in GAAP pretax earnings in the third quarter of 2017 compared to $121 million in the third quarter of 2016, a decrease of $115 million (95%). Property and casualty core pretax earnings were $95 million in the third quarter of 2017 compared to $157 million in the third quarter of 2016, a decrease of $62 million (39%). The decrease in GAAP and core pretax earnings reflects lower underwriting results due primarily to higher catastrophe losses from Hurricanes Harvey, Irma and Maria and two earthquakes in Mexico in the third quarter of 2017. The

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

decrease in GAAP pretax earnings also reflects higher special A&E charges in the third quarter of 2017 compared to the third quarter of 2016.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
Gross written premiums	$2,104	$1,899	11%
Reinsurance premiums ceded	(671)	(631)	6%
Net written premiums	1,433	1,268	13%
Change in unearned premiums	(166)	(109)	52%
Net earned premiums	1,267	1,159	9%
Loss and loss adjustment expenses (*)	906	729	24%
Commissions and other underwriting expenses	353	352	—%
Core underwriting gain	8	78	(90%)

Net investment income	94	93	1%
Other income and expenses, net	(7)	(14)	(50%)
Core earnings before income taxes	95	157	(39%)
Pretax non-core special A&E charges	(89)	(36)	147%
GAAP earnings before income taxes	$6	$121	(95%)

(*) Excludes pretax non-core special A&E charges of $89 million and $36 million in the third quarter of 2017 and 2016, respectively.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	71.4%	62.9%	8.5%
Underwriting expense ratio	27.9%	30.3%	(2.4%)
Combined ratio	99.3%	93.2%	6.1%

Aggregate — including exited lines
Loss and LAE ratio	78.5%	66.0%	12.5%
Underwriting expense ratio	27.9%	30.3%	(2.4%)
Combined ratio	106.4%	96.3%	10.1%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.10 billion for the third quarter of 2017 compared to $1.90 billion for the third quarter of 2016, an increase of $205 million (11%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2017		2016
	GWP	%	GWP	%	% Change
Property and transportation	$1,073	51%	$991	52%	8%
Specialty casualty	850	40%	722	38%	18%
Specialty financial	181	9%	186	10%	(3%)
	$2,104	100%	$1,899	100%	11%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 32% of gross written premiums for the third quarter of 2017 compared to 33% for the third quarter of 2016, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2017		2016		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(449)	42%	$(406)	41%	1%
Specialty casualty	(226)	27%	(218)	30%	(3%)
Specialty financial	(31)	17%	(37)	20%	(3%)
Other specialty	35		30
	$(671)	32%	$(631)	33%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.43 billion for the third quarter of 2017 compared to $1.27 billion for the third quarter of 2016, an increase of $165 million (13%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2017		2016
	NWP	%	NWP	%	% Change
Property and transportation	$624	44%	$585	46%	7%
Specialty casualty	624	44%	504	40%	24%
Specialty financial	150	10%	149	12%	1%
Other specialty	35	2%	30	2%	17%
	$1,433	100%	$1,268	100%	13%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.27 billion for the third quarter of 2017 compared to $1.16 billion for the third quarter of 2016, an increase of $108 million (9%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2017		2016
	NEP	%	NEP	%	% Change
Property and transportation	$527	42%	$493	43%	7%
Specialty casualty	568	45%	497	43%	14%
Specialty financial	142	11%	145	12%	(2%)
Other specialty	30	2%	24	2%	25%
	$1,267	100%	$1,159	100%	9%

The $205 million (11%) increase in gross written premiums for the third quarter of 2017 compared to the third quarter of 2016 reflects growth in the Property and transportation and Specialty casualty sub-segments. Overall average renewal rates increased approximately 1% in the third quarter of 2017.

Property and transportation Gross written premiums increased $82 million (8%) in the third quarter of 2017 compared to the third quarter of 2016. This increase was the result of higher gross written premiums in the agricultural and transportation businesses. This growth was partially offset by lower premiums resulting from an exit from the customs bond business, which was part of the ocean marine operations. Average renewal rates increased approximately 2% for this group in the third quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point, reflecting the impact of reinstatement premiums resulting from reinsured hurricane losses.

Specialty casualty Gross written premiums increased $128 million (18%) in the third quarter of 2017 compared to the third quarter of 2016. New accounts written in the targeted markets businesses were the primary driver of the increase. Additionally, higher gross written premiums in the workers’ compensation businesses, primarily the result of rate increases in the state of Florida, and higher premiums in the executive liability and excess and surplus businesses and Neon, contributed to the year-over-year growth. Average renewal rates increased approximately 1% for this group in the third quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 3 percentage points for the third quarter of 2017 compared to the third quarter of 2016, reflecting higher cessions in the prior year period as a result of the timing of reinsurance agreements at Neon.

Specialty financial Gross written premiums decreased $5 million (3%) in the third quarter of 2017 compared to the third quarter of 2016 due primarily to lower gross written premiums in the financial institutions business, partially offset by higher premiums in the surety business. Average renewal rates for this group decreased approximately 1% in the third quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 3 percentage points for the third quarter of 2017 compared to the third quarter of 2016, reflecting lower premiums in the financial institutions business, which were largely ceded, partially offset by the impact of reinstatement premiums resulting from reinsured hurricane losses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended September 30,			Three months ended September 30,
	2017	2016	Change	2017	2016
Property and transportation
Loss and LAE ratio	77.3%	68.8%	8.5%
Underwriting expense ratio	21.6%	22.3%	(0.7%)
Combined ratio	98.9%	91.1%	7.8%
Underwriting profit				$6	$44

Specialty casualty
Loss and LAE ratio	70.7%	66.5%	4.2%
Underwriting expense ratio	28.8%	30.9%	(2.1%)
Combined ratio	99.5%	97.4%	2.1%
Underwriting profit				$2	$13

Specialty financial
Loss and LAE ratio	56.0%	31.6%	24.4%
Underwriting expense ratio	46.2%	54.8%	(8.6%)
Combined ratio	102.2%	86.4%	15.8%
Underwriting profit (loss)				$(3)	$19

Total Specialty
Loss and LAE ratio	71.4%	62.9%	8.5%
Underwriting expense ratio	27.9%	30.3%	(2.4%)
Combined ratio	99.3%	93.2%	6.1%
Underwriting profit				$9	$78

Aggregate — including exited lines
Loss and LAE ratio	78.5%	66.0%	12.5%
Underwriting expense ratio	27.9%	30.3%	(2.4%)
Combined ratio	106.4%	96.3%	10.1%
Underwriting profit (loss)				$(81)	$42

The Specialty property and casualty insurance operations generated an underwriting profit of $9 million in the third quarter of 2017 compared to $78 million in the third quarter of 2016, a decrease of $69 million (88%). The lower underwriting profit in the third quarter of 2017 reflects lower underwriting profit in each of the Specialty property and casualty insurance sub-segments due primarily to significantly higher catastrophe losses. Overall catastrophe losses were $107 million (8.4 points on the combined ratio) for the third quarter of 2017 compared to $14 million (1.2 points) for the third quarter of 2016. In connection with catastrophe losses incurred in the third quarter of 2017, AFG reduced profit-based commissions payable to agents by $8 million in the Specialty financial sub-segment and paid $6 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $105 million for the quarter.

Property and transportation Underwriting profit for this group was $6 million for the third quarter of 2017 compared to $44 million in the third quarter of 2016, a decrease of $38 million (86%). Lower underwriting profits in the crop, property and inland marine and ocean marine businesses were the primary drivers of these lower results. The comparable 2016 quarter included strong profitability in the crop business. Catastrophe losses were $23 million (4.4 points on the combined ratio) and related reinstatement premiums paid were $2 million for the third quarter of 2017 compared to catastrophe losses of $7 million (1.6 points) for the third quarter of 2016.

Specialty casualty Underwriting profit for this group was $2 million for the third quarter of 2017 compared to $13 million in the third quarter of 2016, a decrease of $11 million (85%). Improved underwriting results in the excess and surplus lines, targeted markets, workers’ compensation and professional liability businesses were more than offset by lower underwriting profitability at Neon, due primarily to catastrophe losses. Catastrophe losses were $54 million (9.5 points on the combined

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

ratio) and related net reinstatement premiums paid were $2 million for the third quarter of 2017 compared to catastrophe losses of $2 million (0.3 points) for the third quarter of 2016.

Specialty financial This group reported an underwriting loss of $3 million for the third quarter of 2017 compared to an underwriting profit of $19 million in the third quarter of 2016, a decrease of $22 million (116%) due primarily to catastrophe losses in the lender-placed mortgage property insurance business. Catastrophe losses were $29 million (20.4 points on the combined ratio) for the third quarter of 2017 compared to $5 million (3.3 points) for the third quarter of 2016. In connection with catastrophe losses incurred in the third quarter of 2017, the Specialty financial sub-segment reduced profit-based commissions payable to agents by $8 million (5.6 points favorable on the combined ratio) and paid $2 million in reinstatement premiums.

Other specialty This group reported an underwriting profit of $4 million in the third quarter of 2017 compared to $2 million in the third quarter of 2016. This increase is due primarily to favorable prior year reserve development in the third quarter of 2017 in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Aggregate As discussed below in more detail under “Net prior year reserve development,” AFG recorded special charges to increase property and casualty A&E reserves by $89 million in the third quarter of 2017 and $36 million in the third quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 78.5% for the third quarter of 2017 compared to 66.0% for the third quarter of 2016, an increase of 12.5 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2017	2016	2017	2016	Ratio
Property and transportation
Current year, excluding catastrophe losses	$392	$337	74.4%	68.4%	6.0%
Prior accident years development	(8)	(5)	(1.5%)	(1.2%)	(0.3%)
Current year catastrophe losses	23	7	4.4%	1.6%	2.8%
Property and transportation losses and LAE and ratio	$407	$339	77.3%	68.8%	8.5%

Specialty casualty
Current year, excluding catastrophe losses	$371	$330	65.2%	66.5%	(1.3%)
Prior accident years development	(23)	(2)	(4.0%)	(0.3%)	(3.7%)
Current year catastrophe losses	54	2	9.5%	0.3%	9.2%
Specialty casualty losses and LAE and ratio	$402	$330	70.7%	66.5%	4.2%

Specialty financial
Current year, excluding catastrophe losses	$55	$46	38.7%	32.2%	6.5%
Prior accident years development	(5)	(6)	(3.1%)	(3.9%)	0.8%
Current year catastrophe losses	29	5	20.4%	3.3%	17.1%
Specialty financial losses and LAE and ratio	$79	$45	56.0%	31.6%	24.4%

Total Specialty
Current year, excluding catastrophe losses	$836	$729	65.9%	62.8%	3.1%
Prior accident years development	(38)	(14)	(2.9%)	(1.1%)	(1.8%)
Current year catastrophe losses	107	14	8.4%	1.2%	7.2%
Total Specialty losses and LAE and ratio	$905	$729	71.4%	62.9%	8.5%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$836	$729	65.9%	62.8%	3.1%
Prior accident years development	52	22	4.2%	2.0%	2.2%
Current year catastrophe losses	107	14	8.4%	1.2%	7.2%
Aggregate losses and LAE and ratio	$995	$765	78.5%	66.0%	12.5%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 65.9% for the third quarter of 2017 compared to 62.8% for the third quarter of 2016, an increase of 3.1 percentage points.

Property and transportation   The 6.0 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the crop business for the third quarter of 2017 compared to the third quarter of 2016.

Specialty casualty   The 1.3 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon, partially offset by an increase in the loss and LAE ratio in the public sector business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 6.5 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $38 million in the third quarter of 2017 compared to $14 million in the third quarter of 2016, an increase of $24 million (171%).

Property and transportation Net favorable reserve development of $8 million in the third quarter of 2017 reflects lower than anticipated claim severity in the transportation businesses and lower than expected losses in the crop and equine businesses. Net favorable reserve development of $5 million in the third quarter of 2016 reflects lower than expected claim severity in the trucking business.

Specialty casualty Net favorable reserve development of $23 million in the third quarter of 2017 reflects lower than anticipated claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than anticipated claim severity in the general liability business. Net favorable reserve development of $2 million in the third quarter of 2016 reflects lower than anticipated claim severity and frequency in the workers’ compensation businesses and lower than anticipated claim severity in directors and officers liability insurance, partially offset by higher than anticipated severity in New York contractor claims, adverse reserve development at Neon and higher than anticipated claim severity in general liability insurance.

Specialty financial Net favorable reserve development of $5 million in the third quarter of 2017 reflects lower than anticipated claim severity in the fidelity and trade credit businesses. Net favorable reserve development of $6 million in the third quarter of 2016 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $2 million in the third quarter of 2017 and $1 million in the third quarter of 2016, reflecting amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Special asbestos and environmental reserve charges   During the third quarter of 2017, AFG completed a comprehensive external study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years.
As a result of the 2017 external study, AFG’s property and casualty insurance segment recorded an $89 million pretax special charge to increase its asbestos reserves by $53 million (net of reinsurance) and its environmental reserves by $36 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies. Overall, the rate of new asbestos cases received is down modestly, however, increasing life expectancies in the U.S. have allowed more time for the impacts of asbestos exposure to emerge. AFG’s comprehensive external study incorporates, among other factors, the increase in projected industry ultimate losses attributable to asbestos exposures, as well as revised estimates for future claims emergence, which has resulted in an increase in AFG’s provision for future asbestos claims.

The increase in property and casualty environmental reserves was primarily associated with updated estimates of site investigation costs with respect to existing sites and newly identified sites. AFG is seeing increased legal defense costs in environmental claims generally, as well as a number of claims and sites where the estimated investigation and remediation costs have increased. Certain individual claims are taking a longer time to settle than originally estimated, causing AFG to increase its reserves to reflect related increased costs. As in past years, there were no new or emerging broad industry trends that were identified in this study.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

At September 30, 2017, the property and casualty insurance segment’s insurance reserves include A&E reserves of $408 million, net of reinsurance recoverables. At September 30, 2017, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by S&P Global Market Intelligence (as of December 31, 2016) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (% Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2017)	17.5	11.8	14.6
Industry (12/31/2016)	6.2	7.1	6.4

In addition, the 2017 external study encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $24 million pretax special charge recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2017 and 2016.

As a result of the 2016 internal review, AFG recorded a $41 million pretax special charge to increase its property and casualty segment’s A&E reserves by $36 million and the reserves of its former railroad and manufacturing operations by $5 million. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2016 Form 10-K.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above and adverse reserve development of $1 million in the third quarter of 2017 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2016, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Impact of modeled loss on AFG’s
Industry Model	Shareholders’ Equity
100-year event	Less than 1%
250-year event	Less than 2%
500-year event	Less than 4%

Catastrophe losses of $107 million in the third quarter of 2017 resulted primarily from Hurricanes Harvey, Irma and Maria and two earthquakes in Mexico. AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations and a separate $15 million per occurrence retention for Neon. Subsequent to Hurricane Irma, AFG’s operating units purchased replacement reinsurance coverage for those layers of the catastrophe reinsurance program affected by Hurricanes Harvey and Irma. AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $100 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $14 million in the third quarter of 2016 resulted primarily from flooding in Louisiana and multiple storms in the southern United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $353 million in the third quarter of 2017 compared to $352 million for the third quarter of 2016, an increase of $1 million. AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 27.9% for the third quarter of 2017 compared to 30.3% for the third quarter of 2016, a decrease of 2.4 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2017		2016		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$114	21.6%	$110	22.3%	(0.7%)
Specialty casualty	164	28.8%	154	30.9%	(2.1%)
Specialty financial	66	46.2%	81	54.8%	(8.6%)
Other specialty	9	32.5%	7	36.3%	(3.8%)
	$353	27.9%	$352	30.3%	(2.4%)

AFG’s overall expense ratio decreased 2.4 percentage points in the third quarter of 2017 as compared to the third quarter of 2016.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.7 percentage points in the third quarter of 2017 compared to the third quarter of 2016 reflecting a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.1 percentage points in the third quarter of 2017 compared to the third quarter of 2016 reflecting the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 8.6 percentage points in the third quarter of 2017 compared to the third quarter of 2016 reflecting lower profitability-based commissions paid to agents in the financial institutions business, including an $8 million commission expense reduction due to hurricane losses.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $94 million in the third quarter of 2017 compared to $93 million in the third quarter of 2016, an increase of $1 million (1%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2017	2016	Change	% Change
Net investment income	$94	$93	$1	1%

Average invested assets (at amortized cost)	$9,851	$9,647	$204	2%

Yield (net investment income as a % of average invested assets)	3.82%	3.86%	(0.04%)

Tax equivalent yield (*)	4.26%	4.34%	(0.08%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty insurance segment for the third quarter of 2017 as compared to the third quarter of 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.82% for the third quarter of 2017 compared to 3.86% for the third quarter of 2016, a decrease of 0.04 percentage points, reflecting the impact of lower yields available in the financial markets and lower income from certain investments that are required to be carried at fair value through earnings, partially offset by the growth in average investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $7 million for the third quarter of 2017 compared to $14 million in the third quarter of 2016, a decrease of $7 million (50%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2017	2016
Other income	$1	$3
Other expenses
Amortization of intangibles	2	2
NATL merger expenses	—	2
Other	6	13
Total other expenses	8	17
Other income and expenses, net	$(7)	$(14)

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $102 million in pretax earnings in the third quarter of 2017 compared to $107 million in the third quarter of 2016, a decrease of $5 million (5%). AFG’s annuity segment results for the third quarter of 2017 as compared to the third quarter of 2016 reflect an 11% increase in average annuity investments (at amortized cost), partially offset by lower investment yields due to the run-off of higher yielding investments. While both periods reflect the positive impact of a higher stock market and the negative impact of lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities, the lower than anticipated interest rates in the 2017 quarter had a higher unfavorable impact compared to the 2016 quarter.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
Revenues:
Net investment income	$375	$351	7%
Other income:
Guaranteed withdrawal benefit fees	15	14	7%
Policy charges and other miscellaneous income	11	12	(8%)
Total revenues	401	377	6%

Costs and Expenses:
Annuity benefits (*)	215	189	14%
Acquisition expenses	54	53	2%
Other expenses	30	28	7%
Total costs and expenses	299	270	11%
Earnings before income taxes	$102	$107	(5%)
Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$106	$106	—%
Impact of derivatives related to FIAs	(4)	1	(500%)
Earnings before income taxes	$102	$107	(5%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
Interest credited — fixed	$160	$145	10%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	5	5	—%
Amortization of sales inducements	4	6	(33%)
Change in guaranteed withdrawal benefit reserve	18	18	—%
Change in other benefit reserves	16	10	60%
Total other annuity benefits	43	39	10%
Total before impact of derivatives related to FIAs	204	185	10%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	127	109	17%
Equity option mark-to-market	(116)	(105)	10%
Impact of derivatives related to FIAs	11	4	175%
Total annuity benefits	$215	$189	14%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended September 30,
	2017	2016	% Change
Average fixed annuity investments (at amortized cost)	$31,713	$28,548	11%
Average fixed annuity benefits accumulated	32,029	28,538	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.70%	4.88%
Interest credited — fixed	(2.01%)	(2.03%)
Net interest spread	2.69%	2.85%

Policy charges and other miscellaneous income	0.10%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.33%)	(0.36%)
Acquisition expenses	(0.65%)	(0.72%)
Other expenses	(0.36%)	(0.39%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.14%)	(0.05%)
Net spread earned on fixed annuities	1.31%	1.47%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended September 30,
	2017	2016
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.36%	1.46%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.14%)	(0.05%)
Related impact on amortization of deferred policy acquisition costs (*)	0.09%	0.06%
Related impact on amortization of deferred sales inducements (*)	—%	—%
Net spread earned on fixed annuities	1.31%	1.47%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the third quarter of 2017 was $375 million compared to $351 million for the third quarter of 2016, an increase of $24 million (7%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields and lower investment income from certain investments that are required to be carried at fair value through earnings. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.18 percentage points to 4.70% from 4.88% in the third quarter of 2017 compared to the third quarter of 2016. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During the first nine months of 2017, $3.6 billion in annuity segment investments with an average yield of 5.24% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.93%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the third quarter of 2017 was $160 million compared to $145 million for the third quarter of 2016, an increase of $15 million (10%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.02 percentage points to 2.01% in the third quarter of 2017 from 2.03% in the third quarter of 2016.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.16 percentage points to 2.69% from 2.85% in the third quarter of 2017 compared to the same period in 2016 due primarily to the impact of lower investment yields, partially offset by lower crediting rates. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $11 million for the third quarter of 2017 compared to $12 million for the third quarter of 2016, a decrease of $1 million (8%). As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.04 percentage points to 0.10% from 0.14% in the third quarter of 2017 compared to the third quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the third quarter of 2017 were $28 million compared to $25 million for the third quarter of 2016, an increase of $3 million (12%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.03 percentage points to 0.33% from 0.36% in the third quarter of 2017 compared to third quarter of 2016. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2017	2016
Change in expected death and annuitization reserve	$5	$5
Amortization of sales inducements	4	6
Change in guaranteed withdrawal benefit reserve	18	18
Change in other benefit reserves	16	10
Other annuity benefits	43	39
Offset guaranteed withdrawal benefit fees	(15)	(14)
Other annuity benefits, net	$28	$25

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

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.65% for the third quarter of 2017 compared to 0.72% for the third quarter of 2016 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower than anticipated interest rates during the third quarter of 2017 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended September 30,
	2017	2016
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.74%	0.78%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	(0.09%)	(0.06%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.65%	0.72%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $30 million for the third quarter of 2017 compared to $28 million for the third quarter of 2016, an increase of $2 million (7%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.36% for the third quarter of 2017 compared to 0.39% for the third quarter of 2016.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $11 million and $4 million in the third quarter of 2017 and 2016, respectively. During the third quarter of 2017, the negative impact of lower than anticipated interest rates on the fair value of these derivatives was partially offset by the positive impact of strong stock market performance. During the third quarter of 2016, slightly lower than anticipated interest rates had a negative impact on the fair value of these derivatives that was partially offset by a moderate increase in the stock market. As a percentage of average fixed annuity benefits accumulated, this net expense increased 0.09 percentage points to 0.14% in the third quarter of 2017 from 0.05% in the third quarter of 2016.

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

	Three months ended September 30,
	2017	2016	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$106	$106	—%
Change in fair value of derivatives related to fixed-indexed annuities	(11)	(4)	175%
Related impact on amortization of DPAC (*)	7	5	40%
Earnings before income taxes	$102	$107	(5%)

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, decreased the annuity segment’s earnings before income taxes by $4 million in the third quarter of 2017 and increased the annuity segment’s earnings before income taxes by $1 million in the third quarter of 2016.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.16 percentage points to 1.31% from 1.47% in the third quarter of 2017 compared to the same period in 2016 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and by the 0.16 percentage points decrease in AFG’s net interest spread.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30,
	2017	2016
Beginning fixed annuity reserves	$31,704	$28,222
Fixed annuity premiums (receipts)	869	932
Surrenders, benefits and other withdrawals	(540)	(586)
Interest and other annuity benefit expenses:
Interest credited	160	145
Embedded derivative mark-to-market	127	109
Change in other benefit reserves	34	31
Ending fixed annuity reserves	$32,354	$28,853

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$32,354	$28,853
Impact of unrealized investment related gains	138	180
Fixed component of variable annuities	179	189
Annuity benefits accumulated per balance sheet	$32,671	$29,222

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $876 million in the third quarter of 2017 compared to $941 million in the third quarter of 2016, a decrease of $65 million (7%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
Financial institutions single premium annuities — indexed	$360	$435	(17%)
Financial institutions single premium annuities — fixed	82	97	(15%)
Retail single premium annuities — indexed	367	340	8%
Retail single premium annuities — fixed	19	18	6%
Education market — fixed and indexed annuities	41	42	(2%)
Total fixed annuity premiums	869	932	(7%)
Variable annuities	7	9	(22%)
Total annuity premiums	$876	$941	(7%)

Management attributes the 7% decrease to AFG’s adherence to pricing discipline in a relatively low and decreasing interest rate environment during the year, as well as from aggressive pricing by certain of AFG’s competitors.

AFG continues to implement product and process changes needed to comply with the Department of Labor (“DOL”) Fiduciary Rule. Although the DOL Fiduciary Rule became effective on June 9, 2017, the DOL delayed certain requirements until January 1, 2018. As a result, insurance-only agents are able to continue selling fixed-indexed annuities through the end of 2017, provided the agent acts in the customer’s best interest, makes no misleading statements and receives only reasonable compensation. The DOL recently released a proposal to delay full implementation until July 1, 2019. There is uncertainty as to whether the rule will take effect in its current form on that date.

AFG believes the biggest impact of the rule will be on insurance-only licensed agents whose qualified sales represented approximately 10% of its third quarter 2017 annuity premiums. AFG’s management continues to believe that full implementation is likely to cause some short-term disruption in annuity premiums. Nonetheless, management does not believe the new rule will have a material impact on AFG’s results of operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30,
	2017	2016
Earnings on fixed annuity benefits accumulated	$105	$105
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(4)	—
Variable annuity earnings	1	2
Earnings before income taxes	$102	$107

(*)
Net investment income (as a % of investments) of 4.70% and 4.88% for the three months ended September 30, 2017 and 2016, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s earnings before income taxes from its run-off long-term care and life operations for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
Revenues:
Net earned premiums:
Long-term care	$—	$—	—%
Life operations	6	6	—%
Net investment income	6	5	20%
Other income	—	2	(100%)
Total revenues	12	13	(8%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	1	2	(50%)
Life operations	5	6	(17%)
Acquisition expenses	1	1	—%
Other expenses	3	3	—%
Total costs and expenses	10	12	(17%)
Earnings before income taxes	$2	$1	100%

The $1 million increase in earnings before income taxes reflects the impact of improved life claims experience in the third quarter of 2017 compared to the third quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $69 million in the third quarter of 2017 compared to $53 million in the third quarter of 2016, an increase of $16 million (30%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $41 million in the third quarter of 2017 compared to $48 million in the third quarter of 2016, a decrease of $7 million (15%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the three months ended September 30, 2017 and 2016 (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
Revenues:
Net investment income	$1	$1	—%
Other income — P&C fees	17	14	21%
Other income	9	5	80%
Total revenues	27	20	35%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	4	4	—%
Interest charges on borrowed money	21	19	11%
Other expense — expenses associated with P&C fees	13	10	30%
Other expenses (*)	30	35	(14%)
Total costs and expenses	68	68	—%
Core loss before income taxes, excluding realized gains and losses	(41)	(48)	(15%)
Pretax non-core special A&E charges	(24)	(5)	380%
Pretax non-core loss on retirement of debt	(4)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(69)	$(53)	30%

(*)
Excludes pretax non-core special A&E charges of $24 million and $5 million in the third quarter of 2017 and 2016, respectively, and a pretax non-core loss on retirement of debt of $4 million in the third quarter of 2017.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $1 million in both the third quarter of 2017 and the third quarter of 2016.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance business, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2017, AFG collected $17 million in fees for these services compared to $14 million in the third quarter of 2016. Management views this fee income, net of the $13 million in the third quarter of 2017 and $10 million in the third quarter of 2016 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $5 million and $4 million in the third quarter of 2017 and 2016, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Results for the third quarter of 2017 include $2 million in income related to the sale of real estate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $21 million in the third quarter of 2017 compared to $19 million in the third quarter of 2016, an increase of $2 million (11%). This increase reflects higher average indebtedness, partially offset by a lower weighted average interest rate on outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of September 30, 2017 compared to July 1, 2016 (dollars in millions):

	September 30, 2017	July 1, 2016
Direct obligations of AFG:
9-7/8% Senior Notes due June 2019	$350	$350
3.50% Senior Notes due August 2026	300	—
6-3/8% Senior Notes due June 2042	—	230
5-3/4% Senior Notes due August 2042	—	125
4.50% Senior Notes due June 2047	350	—
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,303	$1,008

Weighted Average Interest Rate	6.1%	7.4%

The increase in average indebtedness for the third quarter of 2017 as compared to the third quarter of 2016 reflects the following financing transactions completed by AFG between July 1, 2016 and September 30, 2017:

•	Issued $300 million of 3.50% Senior Notes on August 22, 2016

•	Issued $350 million of 4.50% Senior Notes on June 2, 2017

•	Redeemed $230 million of 6-3/8% Senior Notes on June 26, 2017

•	Redeemed $125 million of 5-3/4% Senior Notes on August 25, 2017

The redemption of the 6-3/8% and 5-3/4% Senior Notes and the issuance of the 4.50% Senior Notes in 2017 will result in annual pretax interest savings to AFG of $6 million.

Holding Company and Other — Special A&E Charges
As a result of the 2017 comprehensive external study and the 2016 internal review of A&E exposures discussed under “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development,” AFG’s holding companies and other operations outside of its insurance operations recorded pretax special charges of $24 million in the third quarter of 2017 and $5 million in the third quarter of 2016 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The $24 million charge in 2017 is due primarily to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. In addition, AFG has seen a small increase in claims arising from exposure to deleterious substances other than asbestos, which has caused it to increase its estimated future liability. The $5 million charge in 2016 is due primarily to relatively small movements across several sites related to changes in the scope and costs of investigation.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $4 million related to the redemption of its $125 million outstanding 5-3/4% Senior Notes due 2042 at par value on August 25, 2017.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed above, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $30 million in the third quarter of 2017 compared to $35 million in the third quarter of 2016, a decrease of $5 million (14%). This decrease reflects the impact of a $5 million donation to the University of Cincinnati College of Business in the third quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $12 million in the third quarter of 2017 compared to gains of $2 million in the third quarter of 2016, a decrease of $14 million (700%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2017	2016
Realized gains (losses) before impairments:
Disposals	$29	$22
Change in the fair value of derivatives	(1)	(3)
Adjustments to annuity deferred policy acquisition costs and related items	(2)	(1)
	26	18
Impairment charges:
Securities	(44)	(18)
Adjustments to annuity deferred policy acquisition costs and related items	6	2
	(38)	(16)
Realized gains (losses) on securities	$(12)	$2

AFG’s impairment charges on securities for the third quarter of 2017 consist of $29 million on equity securities and $15 million on fixed maturities compared to $16 million on equity securities and $2 million on fixed maturities in the third quarter of 2016. Approximately $14 million in impairment charges in the third quarter of 2017 relate to investments in pharmaceutical companies, $10 million relates to an investment in a media company and the remainder relates primarily to investments in various industrial entities. Approximately $11 million of the impairment charges recorded in the third quarter of 2016 are related to financial institutions and $6 million relates to a company in the forest products industry.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $18 million for the third quarter of 2017 compared to $65 million for the third quarter of 2016, a decrease of $47 million (72%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $4 million for the third quarter of 2016. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Three months ended September 30,
	2017	2016	% Change
National Interstate	$—	$4	(100%)
Earnings attributable to noncontrolling interests	$—	$4	(100%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2017 and 2016 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$3,354	$—	$—	$—	$—	$3,354	$—	$3,354
Life, accident and health net earned premiums	—	—	17	—	—	17	—	17
Net investment income	276	1,082	16	(16)	8	1,366	—	1,366
Realized losses on securities	—	—	—	—	—	—	(1)	(1)
Income of MIEs:
Investment income	—	—	—	155	—	155	—	155
Gain on change in fair value of assets/liabilities	—	—	—	12	—	12	—	12
Other income	21	79	2	(14)	66	154	—	154
Total revenues	3,651	1,161	35	137	74	5,058	(1)	5,057

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,150	—	—	—	—	2,150	89	2,239
Commissions and other underwriting expenses	1,046	—	—	—	16	1,062	—	1,062
Annuity benefits	—	635	—	—	—	635	—	635
Life, accident and health benefits	—	—	21	—	—	21	—	21
Annuity and supplemental insurance acquisition expenses	—	153	3	—	—	156	—	156
Interest charges on borrowed money	—	—	—	—	65	65	—	65
Expenses of MIEs	—	—	—	137	—	137	—	137
Other expenses	26	90	7	—	127	250	35	285
Total costs and expenses	3,222	878	31	137	208	4,476	124	4,600
Earnings before income taxes	429	283	4	—	(134)	582	(125)	457
Provision for income taxes	150	96	1	—	(58)	189	(43)	146
Net earnings, including noncontrolling interests	279	187	3	—	(76)	393	(82)	311
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	—	2
Core Net Operating Earnings	277	187	3	—	(76)	391
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	—	(1)	(1)	1	—
Special A&E charges, net of tax	(58)	—	—	—	(16)	(74)	74	—
Loss on retirement of debt, net of tax	—	—	—	—	(7)	(7)	7	—
Net Earnings Attributable to Shareholders	$219	$187	$3	$—	$(100)	$309	$—	$309

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2016
Revenues:
Property and casualty insurance net earned premiums	$3,184	$—	$—	$—	$—	$3,184	$—	$3,184
Life, accident and health net earned premiums	—	—	18	—	—	18	—	18
Net investment income	265	1,010	15	(29)	6	1,267	—	1,267
Realized gains (losses) on:
Securities	—	—	—	—	—	—	(32)	(32)
Subsidiaries	—	—	—	—	—	—	2	2
Income of MIEs:
Investment income	—	—	—	141	—	141	—	141
Gain on change in fair value of assets/liabilities	—	—	—	9	—	9	—	9
Other income	14	76	4	(12)	58	140	32	172
Total revenues	3,463	1,086	37	109	64	4,759	2	4,761

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,940	—	—	—	—	1,940	93	2,033
Commissions and other underwriting expenses	1,017	—	—	—	13	1,030	8	1,038
Annuity benefits	—	640	—	—	—	640	—	640
Life, accident and health benefits	—	—	26	—	—	26	—	26
Annuity and supplemental insurance acquisition expenses	—	127	4	—	—	131	—	131
Interest charges on borrowed money	—	—	—	—	56	56	—	56
Expenses of MIEs	—	—	—	109	—	109	—	109
Other expenses	42	83	7	—	121	253	5	258
Total costs and expenses	2,999	850	37	109	190	4,185	106	4,291
Earnings before income taxes	464	236	—	—	(126)	574	(104)	470
Provision for income taxes	164	83	—	—	(45)	202	(12)	190
Net earnings, including noncontrolling interests	300	153	—	—	(81)	372	(92)	280
Less: Net earnings attributable to noncontrolling interests	14	—	—	—	—	14	2	16
Core Net Operating Earnings	286	153	—	—	(81)	358
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(19)	(19)	19	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Special A&E charges, net of tax	(23)	—	—	—	(3)	(26)	26	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Net Earnings Attributable to Shareholders	$213	$153	$1	$—	$(103)	$264	$—	$264

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $340 million in GAAP pretax earnings in the first nine months of 2017 compared to $395 million in the first nine months of 2016, a decrease of $55 million (14%). Property and casualty core pretax earnings were $429 million in the first nine months of 2017 compared to $464 million in the first nine months of 2016, a decrease of $35 million (8%). The decrease in GAAP pretax earnings reflects special A&E charges of $89 million in the first nine months of 2017 compared to $36 million in

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

the comparable 2016 period, lower core pretax earnings and a $32 million pretax non-core gain on the sale of an apartment property in the second quarter of 2016, partially offset by a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon. The decrease in GAAP and core pretax earnings reflects lower underwriting results due primarily to catastrophe losses from Hurricanes Harvey, Irma and Maria and two earthquakes in Mexico.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine months ended September 30,
	2017	2016	% Change
Gross written premiums	$4,931	$4,540	9%
Reinsurance premiums ceded	(1,341)	(1,237)	8%
Net written premiums	3,590	3,303	9%
Change in unearned premiums	(236)	(119)	98%
Net earned premiums	3,354	3,184	5%
Loss and loss adjustment expenses (a)	2,150	1,940	11%
Commissions and other underwriting expenses (b)	1,046	1,017	3%
Core underwriting gain	158	227	(30%)

Net investment income	276	265	4%
Other income and expenses, net (c)	(5)	(28)	(82%)
Core earnings before income taxes	429	464	(8%)
Pretax non-core special A&E charges	(89)	(36)	147%
Pretax non-core Neon exited lines charge	—	(65)	(100%)
Pretax non-core gain on sale of apartment property	—	32	(100%)
GAAP earnings before income taxes	$340	$395	(14%)

(a)   Excludes pretax non-core special A&E charges of $89 million and $36 million in the third quarter of 2017 and 2016, respectively, and a non-core charge of $57 million related to the exit of certain lines of business within Neon in the second quarter of 2016.

(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in the second quarter of 2016.
(c) Excludes a pretax non-core gain of $32 million on the sale of an apartment property in the second quarter of 2016.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	64.0%	61.0%	3.0%
Underwriting expense ratio	31.2%	31.9%	(0.7%)
Combined ratio	95.2%	92.9%	2.3%

Aggregate — including exited lines
Loss and LAE ratio	66.7%	63.8%	2.9%
Underwriting expense ratio	31.2%	32.2%	(1.0%)
Combined ratio	97.9%	96.0%	1.9%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.93 billion for the first nine months of 2017 compared to $4.54 billion for the first nine months of 2016, an increase of $391 million (9%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2017		2016
	GWP	%	GWP	%	% Change
Property and transportation	$2,062	42%	$1,927	43%	7%
Specialty casualty	2,350	48%	2,108	46%	11%
Specialty financial	519	10%	505	11%	3%
	$4,931	100%	$4,540	100%	9%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for both the first nine months of 2017 and the first nine months of 2016. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2017		2016		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(721)	35%	$(649)	34%	1%
Specialty casualty	(625)	27%	(582)	28%	(1%)
Specialty financial	(79)	15%	(87)	17%	(2%)
Other specialty	84		81
	$(1,341)	27%	$(1,237)	27%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.59 billion for the first nine months of 2017 compared to $3.30 billion for the first nine months of 2016, an increase of $287 million (9%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2017		2016
	NWP	%	NWP	%	% Change
Property and transportation	$1,341	37%	$1,278	39%	5%
Specialty casualty	1,725	48%	1,526	46%	13%
Specialty financial	440	12%	418	13%	5%
Other specialty	84	3%	81	2%	4%
	$3,590	100%	$3,303	100%	9%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.35 billion for the first nine months of 2017 compared to $3.18 billion for the first nine months of 2016, an increase of $170 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2017		2016
	NEP	%	NEP	%	% Change
Property and transportation	$1,226	37%	$1,197	38%	2%
Specialty casualty	1,613	48%	1,496	47%	8%
Specialty financial	435	13%	416	13%	5%
Other specialty	80	2%	75	2%	7%
	$3,354	100%	$3,184	100%	5%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The $391 million (9%) increase in gross written premiums for the first nine months of 2017 compared to the first nine months of 2016 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased 1% in the first nine months of 2017.

Property and transportation Gross written premiums increased $135 million (7%) in the first nine months of 2017 compared to the first nine months of 2016. This increase was the result of higher gross written premiums in the agricultural and transportation businesses, and the Singapore branch. This growth was partially offset by lower premiums resulting from an exit from the customs bond business, which was part of the ocean marine operations. Average renewal rates increased approximately 3% for this group in the first nine months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first nine months of 2017 compared to the first nine months of 2016, reflecting a change in the mix of business and the impact of reinstatement premiums resulting from reinsured hurricane losses.

Specialty casualty Gross written premiums increased $242 million (11%) in the first nine months of 2017 compared to the first nine months of 2016. New accounts written in the targeted markets businesses were the primary driver of the increase. Additionally, higher gross written premiums in the workers’ compensation businesses, primarily the result of rate increases in the state of Florida, coupled with growth in the executive liability businesses and Neon, contributed to the growth in gross written premiums in 2017. Average renewal rates increased approximately 1% for this group in the first nine months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the first nine months of 2017 compared to the first nine months of 2016, reflecting a change in the mix of business.

Specialty financial Gross written premiums increased $14 million (3%) in the first nine months of 2017 compared to the first nine months of 2016 due primarily to growth in the fidelity and surety businesses, partially offset by lower premiums in the financial institutions business. Average renewal rates for this group decreased approximately 2% in the first nine months of 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the first nine months of 2017 compared to the first nine months of 2016, reflecting lower premiums in the financial institutions business, which were largely ceded.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Nine months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016
Property and transportation
Loss and LAE ratio	69.1%	66.4%	2.7%
Underwriting expense ratio	25.2%	26.0%	(0.8%)
Combined ratio	94.3%	92.4%	1.9%
Underwriting profit				$70	$91

Specialty casualty
Loss and LAE ratio	66.4%	65.0%	1.4%
Underwriting expense ratio	30.7%	30.7%	—%
Combined ratio	97.1%	95.7%	1.4%
Underwriting profit				$46	$65

Specialty financial
Loss and LAE ratio	41.4%	31.8%	9.6%
Underwriting expense ratio	49.0%	52.7%	(3.7%)
Combined ratio	90.4%	84.5%	5.9%
Underwriting profit				$42	$64

Total Specialty
Loss and LAE ratio	64.0%	61.0%	3.0%
Underwriting expense ratio	31.2%	31.9%	(0.7%)
Combined ratio	95.2%	92.9%	2.3%
Underwriting profit				$161	$227

Aggregate — including exited lines
Loss and LAE ratio	66.7%	63.8%	2.9%
Underwriting expense ratio	31.2%	32.2%	(1.0%)
Combined ratio	97.9%	96.0%	1.9%
Underwriting profit				$69	$126
The Specialty property and casualty insurance operations generated an underwriting profit of $161 million for the first nine months of 2017 compared to $227 million for the first nine months of 2016, a decrease of $66 million (29%) with each of the Specialty property and casualty insurance sub-segments reporting lower year-over-year underwriting profit, due primarily to significantly higher catastrophe losses. Overall catastrophe losses were $132 million (3.9 points on the combined ratio) for the first nine months of 2017 compared to $43 million (1.3 points) for the first nine months of 2016. In connection with catastrophe losses incurred in the third quarter of 2017, AFG reduced profit-based commissions payable to agents by $8 million in the Specialty financial sub-segment and paid $6 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $130 million for the nine months ended September 30, 2017.

Property and transportation Underwriting profit for this group was $70 million for the first nine months of 2017 compared to $91 million for the first nine months of 2016, a decrease of $21 million (23%). Lower underwriting profits in the crop and ocean marine businesses were the primary drivers of these lower results. The comparable 2016 period included strong profitability in the crop business. Catastrophe losses were $39 million (3.2 points on the combined ratio) and related reinstatement premiums were $2 million for the first nine months of 2017 compared to catastrophe losses of $25 million (2.1 points) for the first nine months of 2016.

Specialty casualty Underwriting profit for this group was $46 million for the first nine months of 2017 compared to $65 million for the first nine months of 2016, a decrease of $19 million (29%). Higher underwriting profitability in the excess and surplus lines businesses was more than offset by lower underwriting profitability in the executive liability, workers’ compensation and general liability businesses, due primarily to lower favorable prior year reserve development. Catastrophe losses were $57 million (3.5 points on the combined ratio) and related net reinstatement premiums were $2 million for the first nine months of 2017 compared to catastrophe losses of $6 million (0.4 points) for the first nine months of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $42 million for the first nine months of 2017 compared to $64 million for the first nine months of 2016, a decrease of $22 million (34%). Higher underwriting profitability in the surety business was more than offset by lower underwriting profitability in the financial institutions business due primarily to higher catastrophe losses. Catastrophe losses were $35 million (8.0 points on the combined ratio) for the first nine months of 2017 compared to $9 million (2.2 points) for the first nine months of 2016. In connection with catastrophe losses incurred in the third quarter of 2017, the Specialty financial sub-segment reduced profit-based commissions payable to agents by $8 million (1.8 points on the combined ratio) and paid $2 million in reinstatement premiums.

Other specialty This group reported an underwriting profit of $3 million for the first nine months of 2017 compared to $7 million in the first nine months of 2016, a decrease of $4 million (57%). The decrease is due primarily to a $6 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

Aggregate See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2017 and 2016 for a discussion of the $89 million and $36 million pretax non-core special A&E charges recorded in the third quarter of 2017 and 2016, respectively. As discussed below in more detail under “Net prior year reserve development,” AFG recorded a $65 million non-core charge in the second quarter of 2016 related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 66.7% for the first nine months of 2017 compared to 63.8% for the first nine months of 2016, an increase of 2.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2017	2016	2017	2016	Ratio
Property and transportation
Current year, excluding catastrophe losses	$844	$804	68.9%	67.1%	1.8%
Prior accident years development	(36)	(34)	(3.0%)	(2.8%)	(0.2%)
Current year catastrophe losses	39	25	3.2%	2.1%	1.1%
Property and transportation losses and LAE and ratio	$847	$795	69.1%	66.4%	2.7%

Specialty casualty
Current year, excluding catastrophe losses	$1,049	$982	65.0%	65.7%	(0.7%)
Prior accident years development	(34)	(16)	(2.1%)	(1.1%)	(1.0%)
Current year catastrophe losses	57	6	3.5%	0.4%	3.1%
Specialty casualty losses and LAE and ratio	$1,072	$972	66.4%	65.0%	1.4%

Specialty financial
Current year, excluding catastrophe losses	$167	$140	38.4%	33.6%	4.8%
Prior accident years development	(22)	(17)	(5.0%)	(4.0%)	(1.0%)
Current year catastrophe losses	35	9	8.0%	2.2%	5.8%
Specialty financial losses and LAE and ratio	$180	$132	41.4%	31.8%	9.6%

Total Specialty
Current year, excluding catastrophe losses	$2,105	$1,968	62.7%	61.8%	0.9%
Prior accident years development	(90)	(71)	(2.6%)	(2.1%)	(0.5%)
Current year catastrophe losses	132	43	3.9%	1.3%	2.6%
Total Specialty losses and LAE and ratio	$2,147	$1,940	64.0%	61.0%	3.0%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$2,105	$1,968	62.7%	61.8%	0.9%
Prior accident years development	2	22	0.1%	0.7%	(0.6%)
Current year catastrophe losses	132	43	3.9%	1.3%	2.6%
Aggregate losses and LAE and ratio	$2,239	$2,033	66.7%	63.8%	2.9%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.7% for the first nine months of 2017 compared to 61.8% for the first nine months of 2016, an increase of 0.9 percentage points.

Property and transportation   The 1.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the crop business in the first nine months of 2017 compared to the first nine months of 2016.

Specialty casualty   The 0.7 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon, partially offset by an increase in the loss and LAE ratio in the public sector business.

Specialty financial   The 4.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $90 million in the first nine months of 2017 compared to $71 million in the first nine months of 2016, an increase of $19 million (27%).

Property and transportation Net favorable reserve development of $36 million in the first nine months of 2017 reflects lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine and transportation businesses, partially offset by higher than expected claim severity in the ocean marine business. Net favorable reserve development of $34 million in the first nine months of 2016 reflects lower than expected losses in the crop operations and lower than expected claim severity in the property and inland marine and trucking businesses.

Specialty casualty Net favorable reserve development of $34 million in the first nine months of 2017 reflects lower than anticipated claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than anticipated claim severity in the targeted markets and general liability businesses. Net favorable reserve development of $16 million in the first nine months of 2016 reflects lower than anticipated claim severity in workers’ compensation business and directors and officers liability insurance and lower than expected claim frequency and severity in excess liability business, partially offset by adverse reserve development at Neon, higher than anticipated severity in New York contractor claims and higher than anticipated claim severity in general liability insurance.

Specialty financial Net favorable reserve development of $22 million in the first nine months of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $17 million in the first nine months of 2016 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business, partially offset by higher than anticipated claim frequency in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $2 million in the first nine months of 2017 and favorable reserve development of $4 million in the first nine months of 2016. The adverse reserve development in the first nine months of 2017 reflects a $6 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program. Favorable reserve development in the first nine months of 2016 reflects amortization of deferred gains on retroactive reinsurance.

Special asbestos and environmental reserve charges See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2017 and 2016 for a discussion of the $89 million and $36 million special A&E charges recorded in the third quarter of 2017 and 2016, respectively.

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

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges and Neon exited lines charge mentioned above and adverse reserve development of $3 million in the first nine months of 2017 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Catastrophe losses of $132 million in the first nine months of 2017 resulted primarily from Hurricanes Harvey, Irma and Maria, two earthquakes in Mexico and storms and tornadoes in several regions of the United States. Catastrophe losses of $43 million in the first nine months of 2016 resulted primarily from winter storms in the first quarter of 2016, April storms in Texas in the second quarter of 2016 and flooding in Louisiana and multiple storms in the southern United States in the third quarter of 2016.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.05 billion in the first nine months of 2017 compared to $1.03 billion for the first nine months of 2016, an increase of $21 million (2%). AFG’s underwriting expense ratio was 31.2% for the first nine months of 2017 compared to 32.2% for the first nine months of 2016, a decrease of 1.0 percentage point. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2017		2016		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$309	25.2%	$311	26.0%	(0.8%)
Specialty casualty	495	30.7%	459	30.7%	—%
Specialty financial	213	49.0%	220	52.7%	(3.7%)
Other specialty	29	35.4%	27	36.9%	(1.5%)
Total Specialty	1,046	31.2%	1,017	31.9%	(0.7%)
Neon exited lines charge	—		8
Total Aggregate	$1,046	31.2%	$1,025	32.2%	(1.0%)

AFG’s overall expense ratio decreased 1.0 percentage points in the first nine months of 2017 as compared to the first nine months of 2016.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.8 percentage points in the first nine months of 2017 compared to the first nine months of 2016 reflecting an increase in ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums were flat in the first nine months of 2017 compared to the first nine months of 2016.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.7 percentage points in the first nine months of 2017 compared to the first nine months of 2016 reflecting lower profitability-based commissions paid to agents in the financial institutions business, including an $8 million commission expense reduction due to hurricane losses.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s-based insurer, recorded in the second quarter of 2016. See “Neon exited lines

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

charge” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the nine months ended September 30, 2017 and 2016.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $276 million in the first nine months of 2017 compared to $265 million in the first nine months of 2016, an increase of $11 million (4%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2017	2016	Change	% Change
Net investment income	$276	$265	$11	4%

Average invested assets (at amortized cost)	$9,853	$9,507	$346	4%

Yield (net investment income as a % of average invested assets)	3.73%	3.72%	0.01%

Tax equivalent yield (*)	4.20%	4.22%	(0.02%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty insurance segment for the first nine months of 2017 as compared to the first nine months of 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.73% for the first nine months of 2017 compared to 3.72% for the first nine months of 2016, an increase of 0.01 percentage points reflecting an increase in equity in the earnings of limited partnerships and similar investments, partially offset by the impact of lower yields available in the financial markets and lower income from certain investments that are required to be carried at fair value through earnings.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $5 million for the first nine months of 2017 compared to net income of $4 million for the first nine months of 2016, a decrease of $9 million (225%). Core other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $5 million for the first nine months of 2017 compared to $28 million for the first nine months of 2016, an improvement of $23 million (82%). The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2017	2016
Other income
Income from the sale of real estate (*)	$16	$—
Other	5	14
Total other income	21	14
Other expenses
Amortization of intangibles	6	6
NATL merger expenses	—	5
Other	20	31
Total other expense	26	42
Core other income and expenses, net	(5)	(28)
Pretax non-core gain on sale of apartment property	—	32
GAAP other income and expenses, net	$(5)	$4

(*)	Excludes a pretax non-core gain of $32 million on the sale of an apartment property in the second quarter of 2016.

Other income for AFG’s property and casualty insurance operations includes a $4 million death benefit on a life insurance policy received in the second quarter of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $283 million in pretax earnings in the first nine months of 2017 compared to $236 million in the first nine months of 2016, an increase of $47 million (20%). AFG’s annuity segment results for the first nine months of 2017 compared to the first nine months of 2016 reflect an 11% increase in average annuity investments (at amortized cost), higher equity in the earnings of limited partnerships and similar investments and the unfavorable impact of significantly lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities in the 2016 period, partially offset by lower investment yields due to the run-off of higher yielding investments. While both periods reflect the positive impact of a higher stock market and the negative impact of lower than anticipated interest rates on the fair value accounting for fixed-indexed annuities, the decrease in interest rates in the first nine months of 2016 had a significantly higher unfavorable impact compared to the 2017 period.

The following table details AFG’s earnings before income taxes from its annuity operations for the nine months ended September 30, 2017 and 2016 (dollars in millions).

	Nine months ended September 30,
	2017	2016	% Change
Revenues:
Net investment income	$1,082	$1,010	7%
Other income:
Guaranteed withdrawal benefit fees	43	39	10%
Policy charges and other miscellaneous income	36	37	(3%)
Total revenues	1,161	1,086	7%

Costs and Expenses:
Annuity benefits (*)	635	640	(1%)
Acquisition expenses	153	127	20%
Other expenses	90	83	8%
Total costs and expenses	878	850	3%
Earnings before income taxes	$283	$236	20%
Detail of annuity earnings before income taxes (dollars in millions):

	Nine months ended September 30,
	2017	2016	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$305	$292	4%
Impact of derivatives related to FIAs	(22)	(56)	(61%)
Earnings before income taxes	$283	$236	20%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Nine months ended September 30,
	2017	2016	% Change
Interest credited — fixed	$469	$426	10%
Interest credited — fixed component of variable annuities	4	4	—%
Other annuity benefits:
Change in expected death and annuitization reserve	13	14	(7%)
Amortization of sales inducements	14	17	(18%)
Change in guaranteed withdrawal benefit reserve	51	49	4%
Change in other benefit reserves	36	23	57%
Total other annuity benefits	114	103	11%
Total before impact of derivatives related to FIAs	587	533	10%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	386	188	105%
Equity option mark-to-market	(338)	(81)	317%
Impact of derivatives related to FIAs	48	107	(55%)
Total annuity benefits	$635	$640	(1%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Nine months ended September 30,
	2017	2016	% Change
Average fixed annuity investments (at amortized cost)	$30,919	$27,899	11%
Average fixed annuity benefits accumulated	31,141	27,778	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.64%	4.79%
Interest credited — fixed	(2.01%)	(2.04%)
Net interest spread	2.63%	2.75%

Policy charges and other miscellaneous income	0.12%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.31%)	(0.31%)
Acquisition expenses	(0.63%)	(0.58%)
Other expenses	(0.38%)	(0.39%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.20%)	(0.51%)
Net spread earned on fixed annuities	1.23%	1.10%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Nine months ended September 30,
	2017	2016
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.32%	1.37%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.20%)	(0.51%)
Related impact on amortization of deferred policy acquisition costs (*)	0.11%	0.23%
Related impact on amortization of deferred sales inducements (*)	—%	0.01%
Net spread earned on fixed annuities	1.23%	1.10%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the first nine months of 2017 was $1.08 billion compared to $1.01 billion for the first nine months of 2016, an increase of $72 million (7%). This increase reflects the growth in AFG’s annuity business and higher equity in the earnings of limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), declined by 0.15 percentage points to 4.64% from 4.79% for the first nine months of 2017 compared to the first nine months of 2016. This decline in net investment yield reflects the investment of new premium dollars at lower yields as compared to the existing investment portfolio and the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by higher equity in the earnings of limited partnerships and similar investments. During the first nine months of 2017, $3.6 billion in annuity segment investments with an average yield of 5.24% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.93%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first nine months of 2017 was $469 million compared to $426 million for the first nine months of 2016, an increase of $43 million (10%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

accumulated, decreased 0.03 percentage points to 2.01% from 2.04% in the first nine months of 2017 compared to the first nine months of 2016.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.12 percentage points to 2.63% from 2.75% in the first nine months of 2017 compared to the same period in 2016 due primarily to lower fixed maturity investment yields, partially offset by the impact of lower crediting rates and higher equity in the earnings of limited partnerships and similar investments. Features included in current annuity offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $36 million for the first nine months of 2017 compared to $37 million for the first nine months of 2016, a decrease of $1 million (3%). As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.02 percentage points to 0.12% from 0.14% in the first nine months of 2017 compared to the first nine months of 2016.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first nine months of 2017 were $71 million compared to $64 million for the first nine months of 2016, an increase of $7 million (11%). As a percentage of average fixed annuity benefits accumulated, these net expenses were 0.31% in both the first nine months of 2017 and the first nine months of 2016. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2017	2016
Change in expected death and annuitization reserve	$13	$14
Amortization of sales inducements	14	17
Change in guaranteed withdrawal benefit reserve	51	49
Change in other benefit reserves	36	23
Other annuity benefits	114	103
Offset guaranteed withdrawal benefit fees	(43)	(39)
Other annuity benefits, net	$71	$64

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

Annuity Acquisition Expenses
AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.63% for the first nine months of 2017 compared to 0.58% for the first nine months of 2016 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower than anticipated interest rates during the first nine months of 2017 and the impact of significantly lower than anticipated interest rates during the first nine months of 2016 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration of the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Nine months ended September 30,
	2017	2016
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.74%	0.81%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	(0.11%)	(0.23%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.63%	0.58%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $90 million for the first nine months of 2017 compared to $83 million for the first nine months of 2016, an increase of $7 million (8%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations in the first nine months of 2017 compared to the first nine months of 2016. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.38% for the first nine months of 2017 and 0.39% for the first nine months of 2016.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $48 million in the first nine months of 2017 compared to $107 million in the first nine months of 2016. During the first nine months of 2017, the negative impact of lower than anticipated interest rates on the fair value of these derivatives was partially offset by the positive impact of strong stock market performance. During the first nine months of 2016, significantly lower than anticipated interest rates had an unfavorable impact on the fair value of these derivatives that was partially offset by the impact of an increase in the stock market. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.31 percentage points to 0.20% from 0.51% for the first nine months of 2017 compared to the first nine months of 2016.

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

	Nine months ended September 30,
	2017	2016	% Change
Earnings before income taxes — before change in fair value of derivatives related to fixed-indexed annuities	$305	$292	4%
Change in fair value of derivatives related to fixed-indexed annuities	(48)	(107)	(55%)
Related impact on amortization of DPAC (*)	26	51	(49%)
Earnings before income taxes	$283	$236	20%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $22 million in the first nine months of 2017 and $56 million in the first nine months of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.13 percentage points to 1.23% from 1.10% in the first nine months of 2017 compared to the same period in 2016 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above, partially offset by the 0.12 percentage decrease in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine months ended September 30,
	2017	2016
Beginning fixed annuity reserves	$29,647	$26,371
Fixed annuity premiums (receipts)	3,410	3,295
Federal Home Loan Bank advances	—	150
Surrenders, benefits and other withdrawals	(1,650)	(1,665)
Interest and other annuity benefit expenses:
Interest credited	469	426
Embedded derivative mark-to-market	386	188
Change in other benefit reserves	92	88
Ending fixed annuity reserves	$32,354	$28,853

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$32,354	$28,853
Impact of unrealized investment gains	138	180
Fixed component of variable annuities	179	189
Annuity benefits accumulated per balance sheet	$32,671	$29,222

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $3.43 billion in the first nine months of 2017 compared to $3.32 billion in the first nine months of 2016, an increase of $108 million (3%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Nine months ended September 30,
	2017	2016	% Change
Financial institutions single premium annuities — indexed	$1,347	$1,476	(9%)
Financial institutions single premium annuities — fixed	559	316	77%
Retail single premium annuities — indexed	1,310	1,299	1%
Retail single premium annuities — fixed	61	60	2%
Education market — fixed and indexed annuities	133	144	(8%)
Total fixed annuity premiums	3,410	3,295	3%
Variable annuities	22	29	(24%)
Total annuity premiums	$3,432	$3,324	3%

Management believes the 3% increase in annuity premiums in the first nine months of 2017 compared to the first nine months of 2016 is consistent with overall growth in the annuity industry, as sales of traditional fixed and fixed-indexed annuities have increased while sales of variable annuities have decreased. In addition, the increase reflects new products, additional staffing, and increased market share within existing financial institutions. Annuity sales slowed in the third quarter of 2017 as a result of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s adherence to pricing discipline in a relatively low and decreasing interest rate environment during the year, as well as from aggressive pricing by certain of AFG’s competitors.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine months ended September 30,
	2017	2016
Earnings on fixed annuity benefits accumulated	$288	$230
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(8)	4
Variable annuity earnings	3	2
Earnings before income taxes	$283	$236

(*)
Net investment income (as a % of investments) of 4.64% and 4.79% for the nine months ended September 30, 2017 and 2016, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s GAAP and core earnings before income taxes from its run-off long-term care and life operations for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine months ended September 30,
	2017	2016	% Change
Revenues:
Net earned premiums:
Long-term care	$2	$2	—%
Life operations	15	16	(6%)
Net investment income	16	15	7%
Other income	2	4	(50%)
Total revenues	35	37	(5%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	4	5	(20%)
Life operations	17	21	(19%)
Acquisition expenses	3	4	(25%)
Other expenses	7	7	—%
Total costs and expenses	31	37	(16%)
Core earnings before income taxes	4	—	—%
Pretax non-core realized gain on subsidiaries	—	2	(100%)
GAAP earnings before income taxes	$4	$2	100%

The $4 million increase in core earnings before income taxes reflects the impact of improved life claims experience in the first nine months of 2017 compared to the first nine months of 2016.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $169 million in the first nine months of 2017 compared to $131 million in the first nine months of 2016, an increase of $38 million (29%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gain and losses) totaled $134 million in the first nine months of 2017 compared to $126 million in the first nine months of 2016, an increase of $8 million (6%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Nine months ended September 30,
	2017	2016	% Change
Revenues:
Net investment income	$8	$6	33%
Other income — P&C fees	46	43	7%
Other income	20	15	33%
Total revenues	74	64	16%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	16	13	23%
Interest charges on borrowed money	65	56	16%
Other expense — expenses associated with P&C fees	30	30	—%
Other expenses (*)	97	91	7%
Total costs and expenses	208	190	9%
Core loss before income taxes, excluding realized gains and losses	(134)	(126)	6%
Pretax non-core special A&E charges	(24)	(5)	380%
Pretax non-core loss on retirement of debt	(11)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(169)	$(131)	29%

(*)
Excludes pretax non-core special A&E charges of $24 million and $5 million in the third quarter of 2017 and 2016, respectively, and a pretax non-core loss on retirement of debt of $11 million in the 2017 period.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $8 million in the first nine months of 2017 compared to $6 million in the first nine months of 2016.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance business, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2017, AFG collected $46 million in fees for these services, compared to $43 million in the first nine months of 2016. Management views this fee income, net of the $30 million in both the first nine months of 2017 and 2016, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $14 million and $12 million in the first nine months of 2017 and 2016, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $6 million in the first nine months of 2017 and $3 million the first nine months of 2016. Results for the first nine months of 2017 include $2 million in income related to the sale of real estate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $65 million in the first nine months of 2017 compared to $56 million in the first nine months of 2016, an increase of $9 million (16%). This increase reflects higher average indebtedness, partially offset by a lower weighted average interest rate on outstanding debt.

The increase in average indebtedness for the first nine months of 2017 as compared to the first nine months of 2016 reflects the following financing transactions completed by AFG between January 1, 2016 and September 30, 2017:

•	Issued $300 million of 3.50% Senior Notes on August 22, 2016

•	Issued $350 million of 4.50% Senior Notes on June 2, 2017

•	Redeemed $230 million of 6-3/8% Senior Notes on June 26, 2017

•	Redeemed $125 million of 5-3/4% Senior Notes on August 25, 2017

The redemption of the 6-3/8% and 5-3/4% Senior Notes and the issuance of the 4.50% Senior Notes in 2017 will result in annual pretax interest savings to AFG of $6 million.

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2017 and 2016 for a discussion of the $24 million and $5 million in non-core special A&E charges recorded in the third quarter of 2017 and 2016, respectively.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value on June 26, 2017 and $4 million related to the redemption of its $125 million outstanding 5-3/4% Senior Notes due 2042 at par value on August 25, 2017.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed above, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $97 million in the first nine months of 2017 compared to $91 million in the first nine months of 2016, an increase of $6 million (7%). This increase reflects the impact of higher holding company expenses related to employee benefit plans that are tied to stock market performance for the first nine months of 2017 compared to the first nine months of 2016, partially offset by a $5 million donation to the University of Cincinnati College of Business in the third quarter of 2016.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $1 million in the first nine months of 2017 compared to $32 million in the first nine months of 2016, a decrease of $31 million (97%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2017	2016
Realized gains (losses) before impairments:
Disposals	$61	$82
Change in the fair value of derivatives	(4)	—
Adjustments to annuity deferred policy acquisition costs and related items	(5)	(7)
	52	75
Impairment charges:
Securities	(65)	(120)
Adjustments to annuity deferred policy acquisition costs and related items	12	13
	(53)	(107)
Realized gains (losses) on securities	$(1)	$(32)
AFG’s impairment charges on securities for the first nine months of 2017 consist of $49 million on equity securities and $16 million on fixed maturities compared to $83 million on equity securities and $37 million on fixed maturities in the first nine months of 2016. Approximately $24 million in impairment charges in the first nine months of 2017 relate to investments in pharmaceutical companies, $10 million relates to an investment in a media company and the remainder relates primarily to investments in various industrial entities. Approximately $68 million of the impairment charges recorded in the first nine months of 2016 are related to financial institutions and $19 million are on energy-related investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gain on Subsidiaries   The $2 million pretax realized gain on subsidiaries in the first nine months of 2016 represents an adjustment to the pretax realized loss on the sale of substantially all of AFG’s run-off long-term care insurance business that was recorded in 2015.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $146 million for the first nine months of 2017 compared to $190 million for the first nine months of 2016, a decrease of $44 million (23%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $2 million for the first nine months of 2017 compared to $16 million for the first nine months of 2016. The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Nine months ended September 30,
	2017	2016	% Change
National Interstate	$—	$12	(100%)
Other	2	4	(50%)
Earnings attributable to noncontrolling interests	$2	$16	(88%)

Other noncontrolling interests includes $2 million related to the gain on the sale of a hotel property in the first quarter of 2017 and $4 million related to the gain on the sale of an apartment property in the second quarter of 2016. Both properties were owned by an 80%-owned subsidiary of GAI.

RECENT ACCOUNTING STANDARDS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which, among other things, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income, clarifies that the need for a valuation allowance on a deferred tax asset related to available for sale securities should be evaluated with other deferred tax assets and modifies disclosure requirements for financial instruments. AFG will be required to adopt the updated guidance effective January 1, 2018 (early adoption is not permitted). Although recording changes in the fair value of investments in equity securities in net income will result in more volatility in AFG’s Statement of Earnings, it is not expected to have a material effect on the carrying value of AFG’s investments or on overall shareholders’ equity as AFG’s investments in equity securities are currently carried at fair value through accumulated other comprehensive income. At the date of adoption, the net unrealized gain on equity securities included in AOCI will be reclassified to retained earnings in the Balance Sheet as the cumulative effect of an accounting change.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2017, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2016 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first nine months of 2017. There are 4,132,838 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016.

AFG acquired 32,509 shares of its Common Stock (at an average of $93.35 per share) in the first six months of 2017, 2,175 shares (at an average of $103.97 per share) in August 2017 and 238 shares (at $102.57 per share) in September 2017 in connection with its stock incentive plans.
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

For the nine months ended September 30, 2017, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the

AMERICAN FINANCIAL GROUP, INC. 10-Q

stream of commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

November 3, 2017	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer