Form 10-K
period 2017-12-31
AMERICAN FINANCIAL GROUP INC
filed 2018-02-23
CIK 1042046

________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $7.64 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 88,425,972 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2018.
________________________________
Documents Incorporated by Reference:
Proxy Statement for 2018 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).
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

•	performance of securities markets;

•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;

•	the availability of capital;

•	regulatory actions (including changes in statutory accounting rules);

•	changes in the legal environment affecting AFG or its customers;

•	tax law and accounting changes, including the impact of recent changes in U.S. corporate tax law;

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

Property and Casualty Insurance Segment

General

AFG’s property and casualty insurance operations provide a wide range of commercial coverages through over 30 niche insurance businesses that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 6,700 people as of December 31, 2017. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2017 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Company
Great American Insurance	A+	A+	$4,243
National Interstate	A	not rated	746
Summit (Bridgefield Casualty and Bridgefield Employers)	A	A+	607
Republic Indemnity	A	A+	245
Neon Lloyd’s Syndicate	A	A+	295
American Empire Surplus Lines	A+	A+	133
Mid-Continent Casualty	A+	A+	131
Other			102
			$6,502

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in the Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 94% of AFG’s direct written premiums in 2017, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 92.0% for the period 2015 to 2017 as compared to 101.4% for the property and casualty industry over the same period (Source: “A.M. Best’s Review & Preview Report” — February 2018 Edition). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2017	2016	2015
Gross written premiums	$6,502	$5,981	$5,832
Ceded reinsurance	(1,751)	(1,595)	(1,505)
Net written premiums	$4,751	$4,386	$4,327

Net earned premiums	$4,579	$4,328	$4,224
Loss and LAE	2,884	2,669	2,628
Special asbestos and environmental (“A&E”) charges	89	36	67
Neon exited lines charge	(18)	65	—
Underwriting expenses	1,382	1,322	1,304
Underwriting gain	$242	$236	$225

GAAP ratios:
Loss and LAE ratio	64.5%	63.8%	63.8%
Underwriting expense ratio	30.2%	30.7%	30.9%
Combined ratio	94.7%	94.5%	94.7%

Statutory ratios:
Loss and LAE ratio	63.0%	58.8%	60.9%
Underwriting expense ratio	30.1%	31.4%	31.7%
Combined ratio	93.1%	90.2%	92.6%

Industry statutory combined ratio (a)
All lines	105.1%	100.9%	98.3%
Commercial lines	103.5%	99.6%	97.5%

(a)	The source of the industry ratios is “A.M. Best’s Review & Preview Report” (February 2018 Edition).

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $140 million in 2017, $55 million in 2016 and $35 million in 2015 and are included in the table above.

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

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and their premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy.

Premium Distribution

The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Property and transportation	$1,765	$1,672	$1,636
Specialty casualty	2,280	2,036	2,052
Specialty financial	596	572	540
Other	110	106	99
	$4,751	$4,386	$4,327

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2017, 2016 and 2015 is shown below. Approximately 6% of AFG’s direct written premiums in 2017 were derived from non U.S.-based insurers, primarily Neon, a United Kingdom-based Lloyd’s insurer.

	2017	2016	2015		2017	2016	2015
California	13.2%	14.3%	14.2%	New Jersey	2.6%	2.5%	2.3%
Florida	10.0%	9.6%	9.0%	Arizona	2.6%	2.1%	1.1%
New York	6.6%	6.7%	6.7%	Pennsylvania	2.4%	2.5%	2.6%
Texas	6.2%	6.1%	6.1%	Iowa	2.4%	2.3%	2.5%
Illinois	5.6%	5.3%	5.7%	Kansas	2.2%	2.2%	2.5%
Georgia	3.2%	2.9%	2.8%	North Carolina	2.1%	2.4%	2.7%
Missouri	2.8%	2.7%	2.8%	Other	38.1%	38.4%	39.0%
					100.0%	100.0%	100.0%

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

Catastrophe Reinsurance AFG has taken steps to limit its exposure to wind and earthquake losses through individual risk selection, including minimizing coastal and known fault-line exposures, and purchasing catastrophe reinsurance. Catastrophe reinsurance is purchased separately for AFG’s U.S. property and casualty insurance group and for Neon, AFG’s Lloyd’s insurance business. In addition, AFG purchases catastrophe reinsurance for its workers’ compensation businesses. Although the cost of catastrophe reinsurance varies depending on exposure and the level of worldwide loss activity, AFG continues to obtain reinsurance coverage in adequate amounts at acceptable rates.

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

In January 2018, Neon launched NCM Re (UK PCC) Ltd. (“NCM Re”), the first insurance-linked securities (“ILS”) vehicle in the United Kingdom (“UK”). NCM Re utilizes recently approved UK regulations to provide Neon with the ability to further enhance its global reinsurance offering to clients. NCM Re plans to use a range of catastrophe modeling and pricing techniques to make use of Neon’s underwriting and risk selection skills to source business for third-party ILS investors in the capital markets. In early 2018, NCM Re completed its first ILS transaction, which provides $72 million in collateralized quota share reinsurance that will assume 20% of the Neon Lloyd’s syndicate’s property treaty reinsurance and direct and facultative portfolios. Losses are recovered from NCM Re before Neon’s catastrophe excess of loss reinsurance coverage applies. In addition to NCM Re, Neon also placed a 35% quota share reinsurance treaty covering its property insurance (but not assumed reinsurance) lines.

Also in January 2018, AFG’s property and casualty insurance subsidiaries renewed their catastrophe reinsurance coverages. For AFG’s U.S. based operations, the Company continued to place $85 million of coverage in excess of a $15 million per event primary retention in the traditional reinsurance markets but as part of the placement, eliminated its 5% participation from previous treaty years. Neon placed $200 million of coverage in excess of a $15 million per event primary retention (extending to $225 million for U.S. risks only) with a 7.5% participation. For the catastrophe excess of loss reinsurance coverage, recoveries from NCM Re and Neon’s property insurance quota share apply before calculating losses recoverable from the catastrophe excess of loss reinsurance treaty. In addition to Neon’s catastrophe excess of loss reinsurance coverage, Neon has placed a quota share treaty which covers 12.5% of Neon’s gross property losses with a $400 million event limit (maximum $50 million recoverable) which supplements its catastrophe excess of loss reinsurance coverage and property quota share coverages up to the event limit.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 10% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2017: Hannover Rueck SE, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $156 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2018:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Other Workers’ Compensation	3	37	—%	—	3
Commercial Umbrella	1	49	14%	7	8
Property — General	5	45	—%	—	5
Property — Catastrophe	15	85	—%	—	15
Neon Lloyd’s Syndicate
Property — Catastrophe (c)	15	200	7.5%	—	15
Riverfront Re Ltd. catastrophe bond (d)	100	200	5%	10	N/A

(a)	Includes the participation of AFG’s internal reinsurance program.

(b)	Maximum loss per event for claims up to reinsurance coverage limit.

(c)
Coverage amount extends to $225 million for U.S. catastrophe events. The combination of Neon’s excess of loss catastrophe reinsurance and 12.5% gross property loss treaty (discussed above) limits the maximum retained loss per event to $15 million until such coverage is exhausted.

(d)	Includes aggregate coverage. See description above.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During both 2017 and 2016, AFG reinsured 52.5% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2018, AFG expects to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “recoverables from reinsurers” included approximately $100 million on paid losses and LAE and $2.96 billion on unpaid losses and LAE at December 31, 2017. These amounts are net of allowances of approximately $20 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2017	2016	2015
Reinsurance ceded	$1,751	$1,595	$1,505
Reinsurance ceded, excluding crop	1,076	985	899
Reinsurance assumed — including involuntary pools and associations	192	123	119

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2017 are as follows (in millions):

Liability reported on a SAP basis, net of $152 million of retroactive reinsurance	$5,931
Reinsurance recoverables, net of allowance	2,957
Other, including reserves of foreign insurers	790
Liability reported on a GAAP basis	$9,678

Asbestos and Environmental (“A&E”) Reserves   AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written more than thirty years ago. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Note M — “Contingencies” to the financial statements.

Management has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years. Charges resulting from these studies and reviews are included in “Incurred losses and LAE” in the table below. As a result of the 2017 comprehensive external study, AFG recorded an $89 million pretax special charge in the third quarter of 2017 to increase the property and casualty group’s asbestos reserves by $53 million (net of reinsurance) and its environmental reserves by $36 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies. Overall, the rate of new asbestos cases received is down modestly however, increasing life expectancies in the U.S. have allowed more time for the impacts of asbestos exposure to emerge. AFG’s comprehensive external study incorporated, among other factors, the increase in projected industry ultimate losses attributable to asbestos exposures, as well as revised estimates for future claims emergence, which resulted in an increase in AFG’s provision for future asbestos claims. The increase in property and casualty environmental reserves in 2017 (as well as in 2016, discussed below) was primarily associated with updated estimates of site investigation costs with respect to existing sites and newly identified sites. AFG is seeing increased legal defense costs in environmental claims generally, as well as a number of claims and sites where the estimated investigation and remediation costs have increased. Certain individual claims are taking a longer time to settle than originally estimated, causing AFG to increase its reserves to reflect related increased costs. As in past years, there were no new or emerging broad industry trends that were identified in this study. As a result of the 2016 internal review, AFG recorded a $36 million pretax special charge in the third quarter of 2016 to increase the property and casualty group’s asbestos reserves by $5 million (net of reinsurance) and its environmental reserves by $31 million (net of reinsurance). As a result of the 2015 comprehensive external study, AFG recorded a $67 million pretax special charge in the third quarter of 2015 to increase the property and casualty group’s asbestos reserves by $25 million (net of reinsurance) and its environmental reserves by $42 million (net of reinsurance). The increase in property and casualty environmental reserves in 2015 was attributed primarily to AFG’s increased defense costs and a number of claims where the estimated costs of remediation have increased.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2017	2016	2015
Reserves at beginning of year	$337	$327	$289
Incurred losses and LAE	89	36	67
Paid losses and LAE	(23)	(26)	(29)
Reserves at end of year, net of reinsurance recoverable	403	337	327
Reinsurance recoverable, net of allowance	125	106	99
Gross reserves at end of year	$528	$443	$426

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

Annuity Segment

General

AFG sells traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets through independent producers and through direct relationships with certain financial institutions. The annuity operations employed approximately 600 people at December 31, 2017. These operations are conducted primarily through the subsidiaries listed in the following table, which includes 2017 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$4,130	402,000	A	A+
Annuity Investors Life Insurance Company	211	114,000	A	A+

AFG believes that the ratings assigned by independent insurance rating agencies are an important competitive factor because agents, potential policyholders and financial institutions often use a company’s rating as an initial screening device in considering annuity products. AFG believes that a rating in the “A” category by at least one rating agency is necessary to successfully compete in its primary annuity markets.

Statutory premiums of AFG’s annuity operations for the last three years were as follows (in millions):

	Premiums
	2017	2016	2015
Financial institutions single premium annuities — indexed	$1,711	$1,950	$1,741
Financial institutions single premium annuities — fixed	622	468	229
Retail single premium annuities — indexed	1,723	1,714	1,864
Retail single premium annuities — fixed	83	82	70
Education market — fixed and indexed annuities	174	184	194
Total fixed annuity premiums	4,313	4,398	4,098
Variable annuities	28	37	42
Total annuity premiums	$4,341	$4,435	$4,140

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

As an accommodation in its education market, AFG offers a limited amount of variable annuities. With a variable annuity, the earnings credited to the policy vary based on the investment results of the underlying investment options chosen by the policyholder, generally without any guarantee of principal except in the case of death of the insured. Premiums directed to the underlying investment options maintained in separate accounts are invested in funds managed by various independent investment managers. AFG earns a fee on amounts deposited into separate accounts. Subject to contractual provisions, policyholders may also choose to direct all or a portion of their premiums to various fixed-rate options, in which case AFG earns a spread on amounts deposited.

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

	Year ended December 31,
	2017	2016	2015
Annuity earnings before income taxes — before the impact of derivatives related to FIAs	$413	$395	$354
Impact of derivatives related to FIAs (a)	(33)	(27)	(23)
Annuity segment earnings before income taxes	$380	$368	$331

Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.33%	1.39%	1.35%
Impact of derivatives related to FIAs	(0.10%)	(0.10%)	(0.09%)
Net spread earned on fixed annuities	1.23%	1.29%	1.26%

(a)
FIAs provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities (fair value of $2.54 billion at December 31, 2017) and the related call options (fair value of $701 million at December 31, 2017) are considered derivatives that must be marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

Marketing

AFG sells its single premium annuities, excluding financial institution production (discussed below), primarily through a retail network of approximately 65 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct nearly 1,100 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain financial institutions and through independent agents and brokers. The table below highlights the percentage of AFG’s total annuity premiums generated through its top five financial institution relationships (ranked based on 2017 statutory premiums):

	2017	2016
The PNC Financial Services Group, Inc.	9.1%	9.7%
Wells Fargo & Company	8.1%	14.2%
Regions Financial Corporation	6.5%	4.8%
LPL Financial	5.5%	4.8%
BB&T Corporation	5.5%	4.5%

In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. AFG sells its education market annuities directly through writing agents rather than through NMOs and MGAs.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. At December 31, 2017, AFG had approximately 515,000 annuity policies in force. The states that accounted for 5% or more of AFG’s statutory annuity premiums in 2017 and the comparable preceding years are shown below:

	2017	2016	2015
California	10.0%	9.8%	9.7%
Florida	7.3%	8.5%	9.0%
Pennsylvania	6.1%	7.2%	7.2%
Ohio	5.4%	5.2%	5.7%
Texas	5.1%	4.6%	4.3%

Competition

AFG’s annuity businesses operate in highly competitive markets. They compete with other insurers and financial institutions based on many factors, including: (i) ratings; (ii) financial strength; (iii) reputation; (iv) service to policyholders and agents; (v) product design (including interest rates credited, bonus features and index participation); and (vi) commissions. Since most policies are marketed and distributed through independent agents, the insurance companies must also compete for agents.

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

Run-off Long-term Care and Life Segment

AFG ceased new sales of long-term care insurance in January 2010 and sold substantially all of its run-off long-term care business in December 2015. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. Renewal premiums on the remaining policies covering approximately 1,600 lives will be accepted unless those policies lapse. At December 31, 2017, AFG’s long-term care insurance reserves were $39 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 105,000 policies and $12.05 billion gross ($3.73 billion net of reinsurance) of life insurance in force at December 31, 2017. Renewal premiums, net of reinsurance, were $17 million in 2017, $18 million in 2016 and $28 million in 2015. At December 31, 2017, AFG’s life insurance reserves were $309 million, net of reinsurance recoverables.

Other Operations

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina) and Palm Beach (Sailfish Marina and Resort). These operations employed approximately 300 full-time employees at December 31, 2017.

Investment Portfolio

General

A summary of AFG’s fixed maturities and equity securities is shown in Note E to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” Portfolio yields are shown below:

	2017	2016	2015
Yield on Fixed Maturities (a):
Excluding realized gains and losses	4.4%	4.5%	4.7%
Including realized gains and losses	4.4%	4.5%	4.6%

Yield on Equity Securities (includes perpetual preferred stocks) (a):
Excluding realized gains and losses	5.7%	5.3%	5.4%
Including realized gains and losses	6.1%	6.2%	5.4%

(a)	Based on amortized cost; excludes effects of changes in unrealized gains and losses. Realized losses include impairment charges.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2017	2016	2015
Total return on AFG’s fixed maturities	5.9%	4.7%	1.5%
Barclays Capital U.S. Universal Bond Index	4.1%	3.9%	0.4%

Total return on AFG’s equity securities (includes perpetual preferred stocks)	13.7%	10.3%	(3.4%)
Standard & Poor’s 500 Index	21.8%	12.0%	1.4%

Fixed Maturity Investments

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2017 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$23,259	$23,920	63%
BBB	10,104	10,455	27%
Total investment grade	33,363	34,375	90%
BB	716	730	2%
B	321	326	1%
CCC, CC, C	797	935	2%
D	458	521	1%
Total non-investment grade	2,292	2,512	6%
Not rated	1,383	1,492	4%
Total	$37,038	$38,379	100%

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 11% of AFG’s fixed maturity investments are MBS. At December 31, 2017, 98% (based on statutory carrying value of $37.01 billion) of AFG’s fixed maturity investments held by its insurance companies had a NAIC designation of 1 or 2 (the highest of the six designations).

Equity Investments

At December 31, 2017, AFG held common and perpetual preferred stocks classified as available for sale with a fair value of $1.60 billion.

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2018 from its insurance subsidiaries without seeking regulatory approval is approximately $826 million.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. Since its formation, the FIO has worked with the NAIC and other stakeholders to explore a hybrid approach to regulation of the insurance industry; however, the state-based system of regulation has largely been retained. AFG cannot predict the future role of the FIO and its role in regulation of the insurance industry and how that might ultimately affect AFG’s operations.

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

For the year ended December 31, 2017, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

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

Worldwide financial markets have, from time to time, experienced significant and unpredictable disruption. For example, during the financial crisis that started approximately ten years ago, the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of certain investments and decreased economic activity. Financial markets may again experience significant and prolonged disruption, including disruption from unanticipated events. In the years following the financial crisis, the federal government has taken steps to stabilize financial markets, but such steps may not be effective.

Changes in financial markets including fluctuations in interest rates, credit conditions, equity prices and many other factors that are unpredictable and beyond AFG’s control can adversely affect the value of investments and the realization of investment income.

A significant majority of AFG’s investment portfolio consists of fixed maturity investments, and changes in global economic conditions, including interest rates, could have a material adverse effect on AFG’s results of operations and financial condition.

As of December 31, 2017, approximately 84% of AFG’s investment portfolio holdings consisted of fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new and floating-rate fixed maturity investments, thereby reducing AFG’s net investment income, while an increase in interest rates may reduce the value of AFG’s existing fixed maturity investments, which primarily have fixed interest rates. The value of AFG’s fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of those investments. If a decline in the fair value of a specific investment (below its amortized cost) is considered to be other-than-temporary, a provision for impairment would be charged to earnings.

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

As of December 31, 2017, mortgage-backed securities constituted approximately 11% of AFG’s fixed maturity portfolio. In addition to the risks applicable to the entire fixed maturity investment portfolio, changes in interest rates can expose AFG to prepayment risks on mortgage-backed securities. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid down more quickly, requiring AFG to reinvest the proceeds at the then current market rates, which may be lower than on the securities repaid.

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

The property and casualty insurance segment operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The lines of business in this segment compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers may be taxed at lower rates, which may result in a competitive advantage over AFG. The property and casualty insurance segment also competes with self-insurance plans, captive programs and risk retention groups. Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, price, commissions, ratings and financial strength. Peer companies and competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: Alleghany Corp., American International Group Inc., American National Insurance Company, AmTrust Financial Services, Inc., Arch Capital Group Ltd., Baldwin & Lyons, Inc., Chubb Ltd., Cincinnati Financial Corp., CNA Financial Corp., Fairfax Financial Holdings Ltd. (Zenith National), The Hartford Financial Services Group, Inc., Lancer Insurance Company, Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), RLI Corp., The Travelers Companies, Inc., Tokio Marine Holdings, Inc. (HCC Insurance, Philadelphia Consolidated), W.R. Berkley Corp., XL Group Ltd. and Zurich Insurance Group Ltd.

AFG’s annuity segment competes with individual insurers and insurance groups, mutual funds and other financial institutions. In addition, in recent years, offshore and/or hedge fund companies have made significant acquisitions of annuity businesses. Competition is based on numerous factors including reputation, product design, interest crediting rates, performance, scope of distribution, price and perceived financial strength and credit ratings. Peer companies and competitors for AFG’s annuity segment include the following companies and/or their subsidiaries: Allianz Life Insurance Company of North America, American Equity Investment Life Holding Company (Eagle Life Insurance Company), American International Group Inc., Athene Holding Ltd, Global Atlantic Financial Group Ltd. (Forethought Life Insurance Company), Lincoln National Corp., MetLife, Inc., Nationwide Mutual Insurance Company, Pacific Life Insurance Company, Sumitomo Life Insurance Company (Symetra Financial Corp.) and Voya Financial, Inc.

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

Annuity premiums generated through financial institutions represented 54% of AFG’s annuity premiums in 2017 and have been a key driver in the growth of AFG’s annuity business. In 2017, two large financial institutions accounted for 32% of AFG’s total sales through financial institutions and 17% of AFG’s overall annuity sales. In the financial institutions annuity market, AFG competes directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale. Loss of a substantial portion of this business coupled with a failure to replace these financial institutions if they significantly reduce sales of AFG annuities could reduce AFG’s future growth.

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

AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions. As of December 31, 2017, recoverables from reinsurances reported on AFG’s Balance Sheet were approximately $3.37 billion.

AFG is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.

AFG is subject to comprehensive regulation by government agencies in the states and countries where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. In addition, the Lloyd’s marketplace sets rules under which its members operate, including Neon (AFG’s Lloyd’s syndicate). Most insurance regulations are designed to protect the interests of AFG’s policyholders and third party claimants as opposed to its investors.

The Dodd-Frank Act, enacted in June 2010, mandates changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing. The potential impacts of the Act on the U.S. insurance industry are not clear, but may affect AFG’s operations and governance in ways that could adversely affect AFG’s financial condition and results of operations.

Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. On December 22, 2017, the U.S. enacted The Tax Cuts and Jobs Act of 2017 (“TCJA”), which significantly reforms the U.S. tax code. AFG’s deferred tax assets and liabilities have been revalued as of December 31, 2017 to reflect the newly enacted corporate tax rate. The U.S. Treasury and the Internal Revenue Service are expected to issue implementation guidance for the TCJA in 2018. Clarifications and interpretations of the TCJA may adversely affect our expected effective tax rate and the realization of deferred taxes.

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

On April 6, 2016, the U.S. Department of Labor (“DOL”) released a final regulation that substantially expands the range of activities that will be considered fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. The regulation’s scheduled effective date was April 10, 2017. This regulation deems advisers, including insurance agents, who sell annuities to IRAs, IRA rollovers or 401(k) plans to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption requiring, among other things, advisers to comply with impartial conduct standards of acting in the customer’s best interest, making no misleading statements and receiving reasonable compensation. On February 3, 2017, President Trump issued a presidential memorandum directing the DOL to examine the regulation, and on April 4, 2017, the DOL announced “the delay rule” that deferred the effective date of the regulation until June 9, 2017, as it continued its examination as mandated by the President’s executive order. The rule further delayed certain requirements associated with prohibited transaction exemptions, other than the impartial conduct standards, under the final regulation until January 1, 2018. On November 29, 2017, the DOL extended this transition period another 18 months. As a result, insurance agents can continue selling fixed-indexed annuities through July 1, 2019, provided the agent complies with the impartial conduct standards. Regardless, during this transition period, the increased regulatory burdens and compensation changes required of agents to comply with the prohibited transaction exemptions may negatively impact AFG’s business, results of operations or financial condition. If the final regulation is fully implemented on July 1, 2019, compliance with the prohibited transaction exemptions will likely result in additional regulatory burdens, changes to AFG’s product offerings and increased litigation risk, which could negatively impact AFG’s business, results of operations or financial condition. Management cannot currently predict the effect on AFG’s business if the DOL’s examination mandated by the President results in the proposal of significant changes to the final regulation (or a further delay of the July 1, 2019 implementation date).

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

The occurrence of one or more terrorist attacks could cause significant losses from insurance claims that could adversely affect AFG’s profitability. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is also limited. Although TRIPRA provides benefits for certified acts of terrorism that exceed a certain threshold of industry losses ($140 million in 2017, increasing by $20 million annually to $200 million by 2020), those benefits are subject to a deductible and other limitations. In 2018, AFG would have to sustain losses from terrorism of over $670 million to be eligible for reinsurance under the program. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. Finally, the program currently expires at the end of 2020, and the elimination or modification of the program, or a failure to extend the program, could adversely affect AFG’s property and casualty insurance business through increased exposure to a catastrophic level of terrorism losses.

AFG may experience difficulties with technology or data security, which could have an adverse effect on its business or reputation.

AFG uses computer systems and services to store, retrieve, evaluate and utilize company and customer data and information. Systems failures or outages could compromise AFG’s ability to perform business functions in a timely manner, which could harm its ability to conduct business and hurt its relationships with business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, AFG’s systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if AFG’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company’s data or systems are disabled or destroyed.

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

AFG receives and is required to protect certain confidential information from customers, vendors and other third parties that may include financial information and, in connection with AFG’s property and casualty insurance operations, medical information. In addition, AFG and certain of its third-party vendors receive and store personal information in connection with AFG’s human resources operations and other aspects of AFG’s business. AFG is subject to numerous federal, state and international laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. If any disruption or security breach results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others, it could damage AFG’s reputation, affect its relationships with customers and clients, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

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

AFG’s business activities outside the United States subject AFG to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although AFG has policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, AFG could suffer civil and criminal penalties and AFG’s business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on AFG’s business in that market but also on AFG’s reputation generally.

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

The earnings on AFG’s annuity products depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs (“DPAC”). These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), benefit utilization rates, equity market performance, the cost of call options used in the fixed-indexed annuity business, mortality, surrenders, annuitizations and other withdrawals. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above.

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

Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2017. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.

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

The United Kingdom (“UK”) held a referendum on June 23, 2016 in which a majority of voters voted for the UK’s withdrawal from the European Union (“Brexit”). Because of this vote, the terms of the UK’s withdrawal from the EU and the relationship between the UK and EU going forward will have to be negotiated, including the terms of trade between the UK and the EU. The ultimate impact of Brexit is uncertain and will depend on any agreements that the UK makes to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. These or other adverse consequences from Brexit could adversely affect the operations and business opportunities of AFG’s Ireland-based property and casualty subsidiary and Neon, AFG’s London-based Lloyd’s syndicate.

Certain shareholders exercise substantial control over AFG’s affairs, which may impede a change of control transaction.

Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 12.1% of AFG’s outstanding Common Stock as of February 1, 2018. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval. Such concentrated ownership could prevent an acquisition of AFG at a price which other shareholders may find attractive.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG’s Common Stock, which is listed on the NYSE, constantly changes. During 2017, AFG’s Common Stock traded at prices ranging between $85.57 and $109.41. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

ITEM 2

Properties

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States and internationally, including the Company’s headquarters in Cincinnati, Ohio. Subsidiaries of AFG own several other buildings in downtown Cincinnati. AFG and its affiliates occupy approximately half of the aggregate 670,000 square feet of commercial and office space in these buildings. A property and casualty insurance subsidiary occupies approximately 87% of the 164,000 square feet of rentable office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1 — Business — “Other Operations” for a discussion of AFG’s other commercial real estate operations.

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

American Premier is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act, seeking to impose responsibility on American Premier for hazardous waste or discharge remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company (“PCTC”), and at certain other sites where hazardous waste or discharge allegedly generated by PCTC’s railroad operations and American Premier’s former manufacturing operations is present. It is difficult to estimate American Premier’s liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, American Premier believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on American Premier’s estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to American Premier and are subject to future change as additional information becomes available.

PART II
ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. The information presented in the table below represents the high and low sales prices per share reported on the NYSE Composite Tape.

	2017		2016
	High	Low	High	Low
First Quarter	$97.00	$85.57	$71.66	$64.87
Second Quarter	103.19	93.25	73.95	66.78
Third Quarter	105.58	95.19	76.03	70.82
Fourth Quarter	109.41	101.02	88.54	73.38

There were approximately 5,200 shareholders of record of AFG Common Stock at February 1, 2018. AFG declared and paid regular quarterly dividends of $0.3125 per share in January, April and July 2017. In August 2017, AFG increased its quarterly dividend to $0.35 per share and declared and paid its first dividend at that rate in October 2017. In 2016, AFG declared and paid regular quarterly dividends of $0.28 per share in January, April and July and $0.3125 per share in October. In May and November 2017 and November 2016, AFG declared additional special cash dividends of $1.50, $2.00 and $1.00 per share of AFG Common Stock, which were paid in May and November 2017 and December 2016, respectively. The ability of AFG to pay dividends will be dependent upon, among other things, the availability of dividends and payments under intercompany tax allocation agreements from its insurance company subsidiaries.

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the year ended December 31, 2017. There are 4,132,838 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016.

AFG acquired 34,922 shares of its Common Stock (at an average of $94.07 per share) in the first nine months of 2017, 41 shares (at $103.80 per share) in October 2017 and 2,755 shares (at an average of $108.20 per share) in December 2017 in connection with its stock incentive plans.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2017	2016	2015	2014	2013
Earnings Statement Data:
Total revenues	$6,865	$6,498	$6,145	$5,733	$5,103
Earnings before income taxes	724	787	565	626	689
Net earnings, including noncontrolling interests	477	668	370	406	453
Less: Net earnings (loss) attributable to noncontrolling interests	2	19	18	(46)	(18)
Net earnings attributable to shareholders	475	649	352	452	471

Earnings attributable to shareholders per Common Share:
Basic — GAAP	$5.40	$7.47	$4.02	$5.07	$5.27
Diluted — GAAP	5.28	7.33	3.94	4.97	5.16
Core net operating earnings per share (diluted) (a)	6.55	6.03	5.44	4.82	4.22

Cash dividends paid per share of Common Stock (b)	$4.7875	$2.1525	$2.03	$1.91	$1.805
Ratio of earnings to fixed charges including annuity benefits (c)	1.72	1.85	1.66	1.90	2.15

Balance Sheet Data:
Cash and investments	$46,048	$41,433	$37,736	$36,210	$31,313
Total assets	60,658	55,072	49,837	47,513	42,070
Property and casualty insurance reserves:
Unpaid losses and loss adjustment expenses	9,678	8,563	8,127	7,872	6,410
Unearned premiums	2,410	2,171	2,060	1,956	1,757
Annuity benefits accumulated	33,316	29,907	26,622	23,764	20,944
Life, accident and health reserves	658	691	705	2,175	2,008
Long-term debt	1,301	1,283	998	1,039	896
Shareholders’ equity	5,330	4,916	4,592	4,879	4,599
Less:
Net unrealized gains related to fixed maturities (d)	606	299	279	604	441
Appropriated retained earnings	—	—	—	(2)	49
Adjusted shareholders’ equity (e)	4,724	4,617	4,313	4,277	4,109

Book value per share	$60.38	$56.55	$52.50	$55.62	$51.38
Adjusted book value per share (e)	53.51	53.11	49.32	48.76	45.90

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

(b)	Includes special cash dividends of $3.50 paid in 2017 and $1.00 per share paid in 2016, 2015, 2014 and 2013.

(c)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in earnings or losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of earnings to fixed charges excluding annuity benefits was 7.67, 8.62, 6.58, 7.95 and 8.86 for 2017, 2016, 2015, 2014 and 2013, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

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

ITEM 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	26	Results of Operations — Fourth Quarter	52
Overview	26	Segmented Statement of Earnings	52
Critical Accounting Policies	27	Property and Casualty Insurance	53
Liquidity and Capital Resources	27	Annuity	63
Ratios	27	Run-off Long-Term Care and Life	70
Condensed Consolidated Cash Flows	28	Holding Company, Other and Unallocated	71
Parent and Subsidiary Liquidity	29	Results of Operations — Full Year	75
Condensed Parent Only Cash Flows	31	Segmented Statement of Earnings	75
Contractual Obligations	32	Property and Casualty Insurance	77
Off-Balance Sheet Arrangements	32	Annuity	88
Investments	32	Run-off Long-Term Care and Life	96
Uncertainties	37	Holding Company, Other and Unallocated	97
Managed Investment Entities	45	Recent and Pending Accounting Standards	100
Results of Operations	50
General	50

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

At December 31, 2017, AFG (parent) held approximately $369 million in cash and securities and had $500 million available under a bank line of credit, which expires in June 2021.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of fixed and fixed-indexed annuities in the retail, financial institutions and education markets.

Fourth quarter 2017 net earnings attributable to AFG’s shareholders were $166 million ($1.84 per share, diluted) compared to $385 million ($4.33 per share, diluted) in the fourth quarter of 2016, reflecting:

•	higher underwriting profit in the property and casualty insurance segment,

•	lower earnings in the annuity segment, resulting from the fair value accounting for fixed-indexed annuities,

•	lower net realized gains on securities in the fourth quarter of 2017 compared to the fourth quarter of 2016,

•	the fourth quarter 2017 loss on retirement of debt,

•	the fourth quarter 2017 tax benefit related to the Neon Underwriting Ltd. (“Neon”) restructuring,

•	the fourth quarter 2017 tax expense related to the change in the U.S. corporate tax rate and

•	the fourth quarter 2016 tax benefits from the National Interstate merger and Neon restructuring.

Full year 2017 net earnings attributable to AFG’s shareholders were $475 million ($5.28 per share, diluted) compared to $649 million ($7.33 per share, diluted) in 2016, reflecting:

•	higher underwriting profit in the property and casualty insurance segment due primarily to higher favorable prior year reserve development,

•	higher earnings in the annuity segment,

•	higher profitability in the run-off long-term care and life segment,

•	lower realized gains on securities in 2017 compared to 2016,

•	the 2017 loss on retirement of debt,

•	the fourth quarter 2017 tax benefit related to the Neon restructuring,

•	the fourth quarter 2017 tax expense related to the change in the U.S. corporate tax rate,

•	the second quarter 2016 gain on the sale of an apartment property, and

•	the fourth quarter 2016 tax benefits related to the National Interstate merger and Neon restructuring.

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

	December 31,
	2017	2016
Principal amount of long-term debt	$1,318	$1,308
Total capital	6,033	5,921
Ratio of debt to total capital:
Including subordinated debt	21.8%	22.1%
Excluding subordinated debt	16.9%	17.0%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.72 for the year ended December 31, 2017. Excluding annuity benefits, this ratio was 7.67. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2017, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements.

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

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$1,804	$1,150	$1,353
Net cash used in investing activities	(3,292)	(2,981)	(4,573)
Net cash provided by financing activities	1,719	2,718	3,097
Net change in cash and cash equivalents	$231	$887	$(123)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $60 million in 2017 and reduced cash flows from operating activities by $279 million in 2016 and $190 million in 2015, accounting for a $339 million increase in cash flows from operating activities in 2017 compared to 2016 and an $89 million decrease in cash flows from operating activities in 2016 compared to 2015. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.74 billion, $1.43 billion and $1.54 billion in 2017, 2016 and 2015, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $3.29 billion in 2017 compared to $2.98 billion in 2016, an increase of $311 million. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $1.99 billion in 2017 and $2.35 billion in 2016, which is the primary source of AFG’s cash used in investing activities. Settlements of equity index call options exceeded purchases by $285 million in 2017 compared to purchases exceeding settlements by $110 million in 2016, accounting for a $395 million decrease in cash used in investing activities. In general, purchases of equity index call options have increased due to growth in the fixed-indexed annuity business while proceeds from settlements of equity options are impacted by the performance of the stock market during the term of the options. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $205 million use of cash in 2017 compared to a $364 million use of cash in 2016, accounting for a $159 million decrease in net cash used in investing activities in 2017 compared to 2016. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $2.98 billion in 2016 compared to $4.57 billion in 2015, a decrease of $1.59 billion. The $151 million decrease in net cash flows from annuity policyholders in 2016 as compared to 2015 decreased the amount of cash available for investment in 2016 compared to 2015. In addition, AFG’s cash on hand increased by $887 million during 2016, primarily in the property and casualty and annuity segments reflecting the timing of investing available cash in those segments. Net investment activity in the managed investment entities was a $364 million use of cash in 2016 compared to a $675 million use of cash in 2015, accounting for a $311 million decrease in net cash used in investing activities in 2016 compared to 2015.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.72 billion in 2017 compared to $2.72 billion in 2016, a decrease of $999 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.99 billion in 2017 compared to $2.35 billion in 2016, resulting in a $362 million decrease in net cash provided by financing activities in 2017 compared to 2016. In 2017, AFG issued $590 million of 4.50% Senior Notes due in 2047 and $125 million of 3.50% Senior Notes due in 2026, the net proceeds of which contributed $712 million to net cash provided by financing activities in 2017 compared to net proceeds from additional long-term borrowings of $302 million in 2016, which accounted for a $410 million increase in cash provided by financing activities in 2017 compared to 2016. Redemptions of long-term debt were a $745 million use of cash in 2017 and an $18 million use of cash in 2016, which accounted for a $727 million decrease in net cash provided by financing activities in 2017 compared to 2016. There were no shares of AFG Common Stock repurchased in 2017 compared to $133 million repurchased in 2016. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $3.50 per share and $1.00 per share of American Financial Group Common Stock in 2017 and 2016, respectively, which resulted in total cash dividends of $417 million in 2017 compared to $185 million in 2016. Additionally, in 2016, $315 million was used to fund the acquisition of the noncontrolling interest in National Interstate Corporation. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $146 million in 2017 compared to $693 million in 2016, accounting for a $547 million decrease in net cash provided by financing activities in 2017 compared to 2016. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2017.

In June 2017, AFG issued $350 million of 4.50% Senior Notes due in June 2047. Net proceeds from the offering were used to redeem AFG’s $230 million outstanding principal amount of 6-3/8% Senior Notes due in June 2042, at par value in June 2017 and AFG’s $125 million outstanding principal amount of 5-3/4% Senior Notes due in August 2042 at par value in August 2017.

In November 2017, AFG issued an additional $240 million of 4.50% Senior Notes due in 2047 and $125 million of 3.50% Senior Notes due in 2026. The net proceeds of the offering were used to redeem AFG’s $350 million outstanding principal amount of 9-7/8% Senior Notes due in June 2019 for $388 million (including a make-whole premium of $38 million) in December 2017.

In 2017, AFG paid special cash dividends of $3.50 per share of AFG Common Stock ($1.50 per share in May and $2.00 per share in November) totaling approximately $308 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At December 31, 2017, GALIC had $871 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.35% over LIBOR (average rate of 1.75% at December 31, 2017). While these advances must be repaid between 2018 and 2020 ($285 million in 2018 and $586 million in 2020), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At December 31, 2017, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2017, AFG could reduce the average crediting rate on approximately $25 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 92 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at December 31,
GMIR	2017	2016	2015
1 — 1.99%	76%	72%	67%
2 — 2.99%	5%	6%	7%
3 — 3.99%	10%	12%	14%
4.00% and above	9%	10%	12%

Annuity benefits accumulated (in millions)	$33,316	$29,907	$26,662

For statutory accounting purposes, equity securities of non-affiliates and equity call options used in the fixed-indexed annuity business are generally carried at fair value. At December 31, 2017, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.61 billion and equity call options with a fair value of $701 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

Condensed Parent Only Cash Flows   AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$578	$555	$162
Net cash used in investing activities	(63)	(560)	(33)
Net cash provided by (used in) financing activities	(413)	13	(232)
Net change in cash and cash equivalents	$102	$8	$(103)

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $578 million in 2017 compared to $555 million in 2016 and $162 million in 2015. The $23 million increase in net cash provided by operating activities in 2017 as compared to 2016 was due to lower taxes paid, partially offset by lower dividends received from subsidiaries for those comparable periods. Higher dividends received from subsidiaries in 2016 as compared to 2015 were the primary driver of the $393 million increase in net cash provided by operating activities.

Parent Net Cash Used in Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash used in investing activities was $63 million in 2017 compared to $560 million in 2016 and $33 million in 2015. The $63 million in net cash used in investing activities in 2017 and $33 million in 2015 are significantly lower than the $560 million in net cash used in investing activities in 2016 due primarily to capital contributions to a subsidiary to fund the acquisition of the noncontrolling interest in National Interstate Corporation.

Parent Net Cash Provided by (Used in) Financing Activities   Parent company financing activities consist primarily of repurchases of AFG Common Stock, dividends to shareholders, the issuance and retirement of long-term debt and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $413 million in 2017 compared to net cash provided by financing activities of $13 million in 2016 and net cash used in financing activities of $232 million in 2015. The $426 million increase in cash used in financing activities in 2017 as compared to 2016 reflects higher net redemptions of long-term debt in 2017 and increased dividends (due primarily to special dividends of $3.50 per share in 2017 compared to $1.00 per share in 2016), partially offset by the absence of American Financial Group, Inc. Common Stock repurchases in 2017. The $245 million increase in net cash provided by financing activities in 2016 as compared to 2015 primarily reflects proceeds from additional long-term borrowings.

Contractual Obligations   The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$38,653	$2,655	$6,552	$8,464	$20,982
Life, accident and health liabilities (a)	1,449	123	209	197	920
Property and casualty unpaid losses and loss adjustment expenses (b)	9,678	2,600	2,500	1,100	3,478
Long-term debt, including interest	2,922	60	120	120	2,622
Operating leases	346	63	107	76	100
Total	$53,048	$5,501	$9,488	$9,957	$28,102

(a)
Amounts presented in the table represent estimated cash payments under such contracts, based on significant assumptions related to mortality, morbidity, lapse, renewal, retirement and annuitization. These assumptions also include interest and index crediting consistent with assumptions used to amortize DPAC and assess loss recognition. All estimated cash payments are undiscounted for the time value of money. As a result, total outflows for all years exceed the corresponding liabilities of $33.32 billion for annuity benefits accumulated and $658 million for life, accident and health reserves included in AFG’s Balance Sheet as of December 31, 2017. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $708 million as follows: Within 1 year — $68 million; 2-3 years — $124 million; 4-5 years — $96 million; and thereafter — $420 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.96 billion as follows: Within 1 year — $800 million; 2-3 years — $800 million; 4-5 years — $300 million; and thereafter — $1.06 billion. Actual payments and their timing could differ significantly from these estimates.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2017.

Off-Balance Sheet Arrangements   See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments   AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2017, contained $38.38 billion in fixed maturity securities and $1.60 billion in equity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis. In addition, $348 million in fixed maturities and $62 million in equity securities were classified as trading with changes in unrealized holding gains or losses included in net investment income.

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

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2017, the average life of AFG’s fixed maturities was about 6-1/2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 11% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 76% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2017 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$38,727
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,936)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(1,186)
Deferred income tax	249
Estimated after-tax impact on accumulated other comprehensive income	$(937)

Approximately 90% of the fixed maturities held by AFG at December 31, 2017, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2017, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 5-1/2 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$207	$205	99%	$(2)	100%
Non-agency prime	1,218	1,386	114%	168	27%
Alt-A	994	1,122	113%	128	15%
Subprime	468	517	110%	49	19%
Commercial	928	963	104%	35	95%
	$3,815	$4,193	110%	$378	42%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2017, 97% (based on statutory carrying value of $3.75 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at December 31, 2017. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2017, approximately 77% of the municipal bond portfolio was held in revenue bonds, with the remaining 23% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2017, is shown in the following table (dollars in millions). Approximately $767 million of available for sale fixed maturity securities and $79 million of available for sale equity securities had no unrealized gains or losses at December 31, 2017.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$31,743	$5,869
Amortized cost of securities	$30,320	$5,951
Gross unrealized gain (loss)	$1,423	$(82)
Fair value as % of amortized cost	105%	99%
Number of security positions	4,354	841
Number individually exceeding $2 million gain or loss	82	1
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$385	$(7)
States and municipalities	254	(18)
Banks, savings and credit institutions	167	(5)
Asset-backed securities	142	(16)
Manufacturing	107	(9)
Insurance companies	76	(3)
Percentage rated investment grade	90%	90%

Available for Sale Equity Securities
Fair value of securities	$1,350	$171
Cost of securities	$1,048	$194
Gross unrealized gain (loss)	$302	$(23)
Fair value as % of cost	129%	88%
Number of security positions	172	23
Number individually exceeding $2 million gain or loss	36	4

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2017, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	2%	2%
After one year through five years	18%	20%
After five years through ten years	37%	31%
After ten years	12%	16%
	69%	69%
Asset-backed securities (average life of approximately 5 years)	19%	26%
Mortgage-backed securities (average life of approximately 4-1/2 years)	12%	5%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2017
Securities with unrealized gains:
Exceeding $500,000 (829 securities)	$12,450	$923	108%
$500,000 or less (3,525 securities)	19,293	500	103%
	$31,743	$1,423	105%
Securities with unrealized losses:
Exceeding $500,000 (26 securities)	$583	$(24)	96%
$500,000 or less (815 securities)	5,286	(58)	99%
	$5,869	$(82)	99%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2017
Investment grade fixed maturities with losses for:
Less than one year (489 securities)	$3,940	$(32)	99%
One year or longer (230 securities)	1,342	(32)	98%
	$5,282	$(64)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (75 securities)	$355	$(5)	99%
One year or longer (47 securities)	232	(13)	95%
	$587	$(18)	97%
Common stocks with losses for:
Less than one year (16 securities)	$117	$(22)	84%
One year or longer (none)	—	—	—%
	$117	$(22)	84%
Perpetual preferred stocks with losses for:
Less than one year (4 securities)	$41	$—	100%
One year or longer (3 securities)	13	(1)	93%
	$54	$(1)	98%

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2017. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

As discussed in Note A — “Accounting Policies — Investments” to the financial statements, effective January 1, 2018, all equity securities currently classified as “available for sale” will be required to be carried at fair value through net earnings instead of accumulated other comprehensive income and will therefore no longer be evaluated for other-than-temporary impairment.

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

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2017 and gross written premiums for the year ended December 31, 2017.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$657	$1,700	$426	$2,783	$969
Workers’ compensation	1,048	1,352	342	2,742	1,333
Other liability — claims made	165	302	216	683	397
Special property (fire, allied lines, inland marine, earthquake)	432	165	30	627	1,410
Commercial auto/truck liability/medical	212	298	91	601	427
Products liability — occurrence	78	147	141	366	134
Commercial multi-peril	182	108	73	363	273
Other lines	183	311	97	591	1,025
Total Statutory	2,957	4,383	1,416	8,756	5,968
Adjustments for GAAP:
Foreign operations	357	506	38	901	498
Deferred gains on retroactive reinsurance	—	40	—	40	—
Loss reserve discounting	(10)	—	—	(10)	—
Other	(9)	—	—	(9)	36
Total Adjustments for GAAP	338	546	38	922	534
Total GAAP Reserves and Premiums	$3,295	$4,929	$1,454	$9,678	$6,502

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

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$37
Workers’ compensation	75
Other liability — claims made	10
Commercial auto/truck liability/medical	10
The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2017, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2017	Effect on Net Earnings (b)
Other liability — occurrence	1.3%	$1,094	$(14)
Workers’ compensation	(2.1%)	2,317	49
Other liability — claims made	(3.3%)	498	16
Commercial auto/truck liability/medical	4.7%	449	(21)

(a)	Adverse (favorable), net of tax effect.

(b)	Excludes asbestos and environmental liabilities.

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

AFG recorded adverse prior year reserve development of $37 million in 2017 related to its other liability — occurrence coverage due to continued severity increases in New York contractor claims, as well as increased claim severity across other excess and umbrella liability coverages and general liability coverages. AFG recorded adverse prior year reserve development of $61 million in 2016 due primarily to increased severity in New York contractor claims. AFG recorded favorable prior year reserve development of $7 million in 2015 as both the frequency and severity of claims in excess and umbrella liability coverages were lower than previously projected.

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

Workers’ Compensation

This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers’ compensation include:

•	Legislative actions and regulatory and legal interpretations

•	Future medical cost inflation

•	Economic conditions

•	Frequency of reopening claims previously closed

•	Advances in medical equipment and processes

•	Pace and intensity of employee rehabilitation

•	Changes in the use of pharmaceutical drugs

•	Changes in longevity trends for permanently injured workers

Approximately 25% and 24% of AFG’s workers’ compensation reserves at December 31, 2017 relate to policies written in Florida and California, respectively. The Castellanos v. Next Door Company decision in Florida and the implementation of Senate Bill 863 in California are two examples of recent changes that impacted the workers’ compensation operating environment and added difficulty and uncertainty to the estimation of related liabilities.

AFG recorded favorable prior year reserve development of $79 million in 2017 related to its workers’ compensation coverage due to lower than anticipated claim severity and improving claim closure rates, particularly in the southeastern United States and California. AFG recorded favorable prior year reserve development of $85 million in 2016 due to lower than anticipated claim severity and improving claim closure rates. AFG recorded favorable prior year reserve development of $45 million in 2015 due to lower than anticipated claim severity across all regions of the country.

Other Liability — Claims Made

This long-tail line of business consists mostly of directors’ and officers’ liability (“D&O”). Some of the important variables affecting estimation of loss reserves for other liability — claims made include:

•	Litigious climate

•	Economic conditions

•	Variability of stock prices

•	Magnitude of jury awards
The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits and other situations that trigger coverage under D&O policies. For example, from 2008 to 2010, economic conditions led to higher frequency of claims, particularly in the D&O policies for small account and not-for-profit organizations. Since then, claim frequency has consistently decreased from its peak in 2010, offsetting increased claim severity.

AFG recorded favorable prior year reserve development of $5 million in 2017, $24 million in 2016 and $12 million in 2015 on its D&O business as claim severity was less than expected across several prior accident years.

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

AFG recorded adverse prior year reserve development of $2 million in 2017, $28 million in 2016 and $20 million in 2015 for this line of business. Claim severity trends had been significantly higher than expected beginning with accident years 2010, but have more recently stabilized.

Reserves of Foreign Operations

Approximately $631 million of the $901 million in gross reserves of foreign operations relate to the operations of Neon Underwriting Limited, AFG’s wholly-owned United Kingdom-based Lloyd’s insurer. Neon writes bloodstock and livestock, cargo, cyber, financial lines, marine and energy liability, marine hull and war, mergers and acquisitions, personal accident and health, political and trade risk, professional indemnity, property and terrorism and political violence insurance.

During the second quarter of 2016, Neon completed a strategic review of its business under a new leadership team. As part of its strategic review, Neon sold and/or exited certain historical lines of business including its medical malpractice and general liability classes. As a result of Neon’s claims review of its exited lines of business, AFG recorded a charge of approximately $65 million, including $57 million to increase loss reserves (adverse development) primarily related to Neon’s medical malpractice and general liability lines.

In the fourth quarter of 2017, Neon entered into a reinsurance to close agreement for 2015 and prior years of account, which transfers the responsibility for all of the liabilities that attach to the transferred year of account (gross reserves of $385 million at December 31, 2017) as well as any income due to the closing year of account in return for a premium. The reinsurance to close agreement eliminates any remaining reserve volatility from years of account 2015 and prior, including all medical malpractice exposure. Going forward, significant variables in estimating Neon’s loss reserves include:

•	Litigious environment

•	Magnitude of court awards

•	Trends in claim costs, including medical cost inflation

•	Global economic conditions

As a result of the reinsurance to close transaction, Neon recorded favorable reserve development of approximately $42 million, including $24 million related to its ongoing lines of business and $18 million that relates to the exited lines of business discussed above. In addition to the prior year reserve development related to the reinsurance to close transaction and 2016 Neon exited lines charge, Neon recorded favorable prior year reserve development of $29 million in 2017 compared to adverse prior year reserve development of $21 million in 2016 and $44 million in 2015. The favorable reserve development in 2017 outside of the reinsurance to close transaction related to the retained loss reserves across all of Neon’s ongoing lines of business, particularly property lines. The adverse reserve development in 2016 outside of the exited lines charge was attributable to reserve strengthening in several lines of business, including political risk and personal accident. The adverse reserve development in 2015 was attributable to reserve strengthening in several lines of business, primarily Dutch hospital medical malpractice, Australian and other general liability and personal accident insurance.

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

	2017	2016	2015
Before reinsurance (gross)	98.9%	92.5%	92.8%
Effect of reinsurance	(4.2%)	2.0%	1.9%
Actual (net of reinsurance)	94.7%	94.5%	94.7%

Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $312 million, including $263 million related to the run-off life business. These recoverables include $223 million directly or indirectly from Hannover Life Reassurance Company of America (rated A+ by A.M. Best).

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2017	2016
Asbestos	$238	$198
Environmental	165	139
A&E reserves, net of reinsurance recoverable	403	337
Reinsurance recoverable, net of allowance	125	106
Gross A&E reserves	$528	$443

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

Approximately 42% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product-oriented claims with only a limited amount of non-products exposures, and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures for the periods 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net earnings by approximately $35 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2017	2016	2015
Number of policyholders with no indemnity payments:
Asbestos	81	87	122
Environmental	101	107	112
	182	194	234
Number of policyholders with indemnity payments:
Asbestos	74	66	50
Environmental	31	28	25
	105	94	75
Total	287	288	309

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2017	2016	2015
Asbestos	$11	$12	$16
Environmental	12	14	13
Total	$23	$26	$29

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2017, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2016) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (% Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2017)	18.6	12.8	15.7
Industry (12/31/2016)	6.7	8.0	6.9

In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years.
As a result of the comprehensive external study completed in the third quarter of 2017, AFG’s property and casualty insurance segment recorded an $89 million pretax special charge to increase its asbestos reserves by $53 million (net of reinsurance) and its environmental reserves by $36 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty insurance segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies. Overall, the rate of new asbestos cases received is down modestly, however, increasing life expectancies in the U.S. have allowed more time for the impacts of asbestos exposure to emerge. AFG’s comprehensive external study incorporates, among other factors, the increase in projected industry ultimate losses attributable to asbestos exposures, as well as revised estimates for future claims emergence, which has resulted in an increase in AFG’s provision for future asbestos claims.

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

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2016 by AFG’s internal A&E claims specialists and actuaries in consultation with specialty outside counsel and an outside consultant. As a result of the review, AFG’s property and casualty insurance segment recorded a $36 million pretax special charge to increase its asbestos reserves by $5 million (net of reinsurance) and its environmental reserves by $31 million (net of reinsurance). The increase in property and casualty asbestos reserves was due primarily to increased estimates for indemnity and defense costs. The increase in property and casualty environmental reserves was attributed primarily to increased defense costs and a number of claims and sites where the estimated investigation and remediation costs have increased.

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

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E study and reviews were $24 million in 2017, $5 million in 2016 and $12 million in 2015. For a discussion of the charges recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $90 million at December 31, 2017. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

Run-off Long-term Care Insurance   In December 2015, AFG completed the sale of United Teacher Associates Insurance Company and Continental General Insurance Company, the legal entities containing substantially all of its run-off long-term care insurance business, to HC2 Holdings, Inc. (“HC2”) for approximately $13 million in net proceeds. AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. With the completion of this sale, AFG divested substantially all of its long-term care business (96% as measured by net statutory reserves as of November 30, 2015) and retained only a small block of long-term care insurance (1,600 policies) with approximately $39 million of reserves at December 31, 2017. AFG will continue to accept renewal premiums on its remaining outstanding policies, which are guaranteed renewable.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2017
Assets:
Cash and investments	$46,262	$—	$(214)	(a)	$46,048
Assets of managed investment entities	—	4,902	—		4,902
Other assets	9,709	—	(1)	(a)	9,708
Total assets	$55,971	$4,902	$(215)		$60,658
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,088	$—	$—		$12,088
Annuity, life, accident and health benefits and reserves	33,974	—	—		33,974
Liabilities of managed investment entities	—	4,902	(215)	(a)	4,687
Long-term debt and other liabilities	4,575	—	—		4,575
Total liabilities	50,637	4,902	(215)		55,324

Redeemable noncontrolling interests	3	—	—		3

Shareholders’ equity:
Common Stock and Capital surplus	1,269	—	—		1,269
Retained earnings	3,248	—	—		3,248
Accumulated other comprehensive income, net of tax	813	—	—		813
Total shareholders’ equity	5,330	—	—		5,330
Noncontrolling interests	1	—	—		1
Total equity	5,331	—	—		5,331
Total liabilities and equity	$55,971	$4,902	$(215)		$60,658

December 31, 2016
Assets:
Cash and investments	$41,649	$—	$(216)	(a)	$41,433
Assets of managed investment entities	—	4,765	—		4,765
Other assets	8,874	—	—	(a)	8,874
Total assets	$50,523	$4,765	$(216)		$55,072
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$10,734	$—	$—		$10,734
Annuity, life, accident and health benefits and reserves	30,598	—	—		30,598
Liabilities of managed investment entities	—	4,760	(211)	(a)	4,549
Long-term debt and other liabilities	4,272	—	—		4,272
Total liabilities	45,604	4,760	(211)		50,153
Shareholders’ equity:
Common Stock and Capital surplus	1,198	5	(5)		1,198
Retained earnings	3,343	—	—		3,343
Accumulated other comprehensive income, net of tax	375	—	—		375
Total shareholders’ equity	4,916	5	(5)		4,916
Noncontrolling interests	3	—	—		3
Total equity	4,919	5	(5)		4,919
Total liabilities and equity	$50,523	$4,765	$(216)		$55,072

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2017
Revenues:
Insurance net earned premiums	$1,230	$—	$—		$1,230
Net investment income	472	—	(7)	(b)	465
Realized gains on securities	6	—	—		6
Income of managed investment entities:
Investment income	—	55	—		55
Gain on change in fair value of assets/liabilities	—	—	—	(b)	—
Other income	56	—	(4)	(c)	52
Total revenues	1,764	55	(11)		1,808
Costs and Expenses:
Insurance benefits and expenses	1,340	—	—		1,340
Expenses of managed investment entities	—	54	(10)	(b)(c)	44
Interest charges on borrowed money and other expenses	157	—	—		157
Total costs and expenses	1,497	54	(10)		1,541
Earnings before income taxes	267	1	(1)		267
Provision for income taxes	101	—	—		101
Net earnings, including noncontrolling interests	166	1	(1)		166
Less: Net earnings attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$166	$1	$(1)		$166

Three months ended December 31, 2016
Revenues:
Insurance net earned premiums	$1,150	$—	$—		$1,150
Net investment income	437	—	(8)	(b)	429
Realized gains on securities	51	—	—		51
Income of managed investment entities:
Investment income	—	49	—		49
Gain on change in fair value of assets/liabilities	—	6	—	(b)	6
Other income	57	—	(5)	(c)	52
Total revenues	1,695	55	(13)		1,737
Costs and Expenses:
Insurance benefits and expenses	1,262	—	—		1,262
Expenses of managed investment entities	—	55	(13)	(b)(c)	42
Interest charges on borrowed money and other expenses	116	—	—		116
Total costs and expenses	1,378	55	(13)		1,420
Earnings before income taxes	317	—	—		317
Provision (credit) for income taxes	(71)	—	—		(71)
Net earnings, including noncontrolling interests	388	—	—		388
Less: Net earnings attributable to noncontrolling interests	3	—	—		3
Net earnings attributable to shareholders	$385	$—	$—		$385

(a)
Includes income of $7 million and $8 million in the fourth quarter of 2017 and 2016, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million and $5 million in the fourth quarter of 2017 and 2016, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $8 million in the fourth quarter of 2017 and 2016, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2017
Revenues:
Insurance net earned premiums	$4,601	$—	$—		$4,601
Net investment income	1,854	—	(23)	(b)	1,831
Realized gains on securities	5	—	—		5
Income of managed investment entities:
Investment income	—	210	—		210
Gain on change in fair value of assets/liabilities	—	22	(10)	(b)	12
Other income	224	—	(18)	(c)	206
Total revenues	6,684	232	(51)		6,865
Costs and Expenses:
Insurance benefits and expenses	5,453	—	—		5,453
Expenses of managed investment entities	—	231	(50)	(b)(c)	181
Interest charges on borrowed money and other expenses	507	—	—		507
Total costs and expenses	5,960	231	(50)		6,141
Earnings before income taxes	724	1	(1)		724
Provision for income taxes	247	—	—		247
Net earnings, including noncontrolling interests	477	1	(1)		477
Less: Net earnings attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$475	$1	$(1)		$475

Year ended December 31, 2016
Revenues:
Insurance net earned premiums	$4,352	$—	$—		$4,352
Net investment income	1,733	—	(37)	(b)	1,696
Realized gains on:
Securities	19	—	—		19
Subsidiaries	2	—	—		2
Income of managed investment entities:
Investment income	—	190	—		190
Gain on change in fair value of assets/liabilities	—	8	7	(b)	15
Other income	241	—	(17)	(c)	224
Total revenues	6,347	198	(47)		6,498
Costs and Expenses:
Insurance benefits and expenses	5,130	—	—		5,130
Expenses of managed investment entities	—	197	(46)	(b)(c)	151
Interest charges on borrowed money and other expenses	430	—	—		430
Total costs and expenses	5,560	197	(46)		5,711
Earnings before income taxes	787	1	(1)		787
Provision for income taxes	119	—	—		119
Net earnings, including noncontrolling interests	668	1	(1)		668
Less: Net earnings attributable to noncontrolling interests	19	—	—		19
Net earnings attributable to shareholders	$649	$1	$(1)		$649

(a)
Includes income of $23 million and $37 million in 2017 and 2016, respectively, representing the change in fair value of AFG’s CLO investments plus $18 million and $17 million in 2017 and 2016, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $32 million and $29 million in 2017 and 2016, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2015
Revenues:
Insurance net earned premiums	$4,328	$—	$—		$4,328
Net investment income	1,627	—	6	(b)	1,633
Realized losses on:
Securities	(19)	—	—		(19)
Subsidiaries	(161)	—	—		(161)
Income (loss) of managed investment entities:
Investment income	—	155	—		155
Gain (loss) on change in fair value of assets/liabilities	—	2	(36)	(b)	(34)
Other income	258	—	(15)	(c)	243
Total revenues	6,033	157	(45)		6,145
Costs and Expenses:
Insurance benefits and expenses	5,057	—	—		5,057
Expenses of managed investment entities	—	155	(43)	(b)(c)	112
Interest charges on borrowed money and other expenses	411	—	—		411
Total costs and expenses	5,468	155	(43)		5,580
Earnings before income taxes	565	2	(2)		565
Provision for income taxes	195	—	—		195
Net earnings, including noncontrolling interests	370	2	(2)		370
Less: Net earnings attributable to noncontrolling interests	18	—	—		18
Net earnings attributable to shareholders	$352	$2	$(2)		$352

(a)	Includes a loss of $6 million representing the change in fair value of AFG’s CLO investments plus $15 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $28 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

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

	Three months ended December 31,		Year ended December 31,
	2017	2016	2017	2016	2015
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$283	$266	$865	$840	$762
Pretax non-core items:
Realized gains (losses) on securities	6	51	5	19	(19)
Realized gain (loss) on subsidiaries:
Long-term care business	—	—	—	2	(166)
Other	—	—	—	—	5
Gain on sale of apartment properties and hotel	—	—	—	32	66
Special A&E charges	—	—	(113)	(41)	(79)
Neon exited lines charge	18	—	18	(65)	—
Loss on retirement of debt	(40)	—	(51)	—	(4)
Earnings before income taxes	267	317	724	787	565
Provision (credit) for income taxes:
Core operating earnings	86	88	275	290	263
Non-core items:
Tax benefit related to Neon restructuring	(56)	(111)	(56)	(111)	—
Tax expense related to change in U.S. corporate tax rate	83	—	83	—	—
Tax benefit related to National Interstate merger	—	(66)	—	(66)	—
Other	(12)	18	(55)	6	(68)
Total provision (credit) for income taxes	101	(71)	247	119	195
Net earnings, including noncontrolling interests	166	388	477	668	370
Less net earnings attributable to noncontrolling interests:
Core operating earnings	—	2	2	16	13
Non-core items	—	1	—	3	5
Total net earnings attributable to noncontrolling interests	—	3	2	19	18
Net earnings attributable to shareholders	$166	$385	$475	$649	$352

Net earnings:
Core net operating earnings	$197	$176	$588	$534	$486
Non-core items	(31)	209	(113)	115	(134)
Net earnings attributable to shareholders	$166	$385	$475	$649	$352

Diluted per share amounts:
Core net operating earnings	$2.20	$1.98	$6.55	$6.03	$5.44
Realized gains (losses) on securities	0.04	0.36	0.03	0.16	(0.12)
Realized gain (loss) on subsidiaries:
Long-term care business	—	—	—	0.01	(1.21)
Other	—	—	—	—	0.04
Gain on sale of apartment properties and hotel	—	—	—	0.17	0.40
Special A&E charges	—	—	(0.82)	(0.30)	(0.58)
Neon exited lines charge	0.19	—	0.19	(0.73)	—
Loss on retirement of debt	(0.29)	—	(0.37)	—	(0.03)
Tax benefit related to Neon restructuring	0.62	1.25	0.62	1.25	—
Tax expense related to change in U.S. corporate tax rate	(0.92)	—	(0.92)	—	—
Tax benefit related to National Interstate merger	—	0.74	—	0.74	—
Net earnings attributable to shareholders	$1.84	$4.33	$5.28	$7.33	$3.94

Net earnings attributable to shareholders decreased $219 million in the fourth quarter of 2017 compared to the same period in 2016 due primarily to the fourth quarter 2017 tax expense related to the change in the U.S. corporate tax rate, the fourth quarter 2016 tax benefits related to the National Interstate merger and Neon restructuring, lower net realized gains on securities in the 2017 period compared to the 2016 period and a loss on the retirement of debt in the 2017 period, partially offset by the fourth quarter 2017 favorable development in the Neon exited lines in connection with a reinsurance to close transaction and tax benefit from restructuring at Neon and higher core net operating earnings. Core net operating earnings increased $21 million in the fourth quarter of 2017 compared to the same period in 2016 reflecting higher operating earnings in the property and casualty insurance segment, partially offset by lower earnings in the annuity segment reflecting the impact of fair value accounting for fixed-indexed annuities.

Net earnings attributable to shareholders decreased $174 million for the full-year of 2017 compared to the same period in 2016 due primarily to the 2017 tax expense related to the change in the U.S. corporate tax rate, the 2016 tax benefits related to the National Interstate merger and Neon restructuring, higher special A&E charges recorded in 2017 compared to 2016, lower net realized gains on securities in 2017 compared to 2016, gains on the sale of real estate in 2016 and losses on the retirement of debt in 2017, partially offset by a 2016 charge related to the exit of certain lines of business within Neon and favorable development in 2017 on the Neon exited lines in connection with a reinsurance to close transaction, the 2017 benefit from restructuring at Neon and higher core net operating earnings. Core net operating earnings increased $54 million in 2017 compared to 2016 reflecting higher earnings in the property and casualty insurance and annuity segments.

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

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2017 AND 2016

Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2017 and 2016 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,225	$—	$—	$—	$—	$1,225	$—	$1,225
Life, accident and health net earned premiums	—	—	5	—	—	5	—	5
Net investment income	86	376	4	(7)	6	465	—	465
Realized gains on securities	—	—	—	—	—	—	6	6
Income of MIEs:
Investment income	—	—	—	55	—	55	—	55
Gain on change in fair value of assets/liabilities	—	—	—	—	—	—	—	—
Other income	7	24	3	(4)	22	52	—	52
Total revenues	1,318	400	12	44	28	1,802	6	1,808

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	734	—	—	—	—	734	(18)	716
Commissions and other underwriting expenses	336	—	—	—	9	345	—	345
Annuity benefits	—	257	—	—	—	257	—	257
Life, accident and health benefits	—	—	5	—	—	5	—	5
Annuity and supplemental insurance acquisition expenses	—	15	2	—	—	17	—	17
Interest charges on borrowed money	—	—	—	—	20	20	—	20
Expenses of MIEs	—	—	—	44	—	44	—	44
Other expenses	15	31	3	—	48	97	40	137
Total costs and expenses	1,085	303	10	44	77	1,519	22	1,541
Earnings before income taxes	233	97	2	—	(49)	283	(16)	267
Provision for income taxes	69	32	1	—	(16)	86	15	101
Net earnings, including noncontrolling interests	164	65	1	—	(33)	197	(31)	166
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Core Net Operating Earnings	164	65	1	—	(33)	197
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	4	4	(4)	—
Neon exited lines charge	18	—	—	—	—	18	(18)	—
Loss on retirement of debt, net of tax	—	—	—	—	(26)	(26)	26	—
Tax benefit related to Neon restructuring	56	—	—	—	—	56	(56)	—
Tax expense related to change in U.S. corporate tax rate	(88)	25	(1)	—	(19)	(83)	83	—
Net Earnings Attributable to Shareholders	$150	$90	$—	$—	$(74)	$166	$—	$166

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2016
Revenues:
Property and casualty insurance net earned premiums	$1,144	$—	$—	$—	$—	$1,144	$—	$1,144
Life, accident and health net earned premiums	—	—	6	—	—	6	—	6
Net investment income	85	346	6	(8)	—	429	—	429
Realized gains on securities	—	—	—	—	—	—	51	51
Income of MIEs:
Investment income	—	—	—	49	—	49	—	49
Gain on change in fair value of assets/liabilities	—	—	—	6	—	6	—	6
Other income	5	27	—	(5)	25	52	—	52
Total revenues	1,234	373	12	42	25	1,686	51	1,737

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	729	—	—	—	—	729	—	729
Commissions and other underwriting expenses	305	—	—	—	6	311	—	311
Annuity benefits	—	160	—	—	—	160	—	160
Life, accident and health benefits	—	—	7	—	—	7	—	7
Annuity and supplemental insurance acquisition expenses	—	54	1	—	—	55	—	55
Interest charges on borrowed money	—	—	—	—	21	21	—	21
Expenses of MIEs	—	—	—	42	—	42	—	42
Other expenses	18	27	2	—	48	95	—	95
Total costs and expenses	1,052	241	10	42	75	1,420	—	1,420
Earnings before income taxes	182	132	2	—	(50)	266	51	317
Provision (credit) for income taxes	65	44	1	—	(22)	88	(159)	(71)
Net earnings, including noncontrolling interests	117	88	1	—	(28)	178	210	388
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	1	3
Core Net Operating Earnings	115	88	1	—	(28)	176
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	32	32	(32)	—
Tax benefit related to Neon restructuring	111	—	—	—	—	111	(111)	—
Tax benefit related to National Interstate merger	66	—	—	—	—	66	(66)	—
Net Earnings Attributable to Shareholders	$292	$88	$1	$—	$4	$385	$—	$385

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $251 million in GAAP pretax earnings in the fourth quarter of 2017 compared to $182 million in the fourth quarter of 2016, an increase of $69 million (38%). Property and casualty core pretax earnings were $233 million in the fourth quarter of 2017 compared to $182 million in the fourth quarter of 2016, an increase of $51 million (28%). The increase in GAAP and core pretax earnings reflects improved underwriting results in the Property and transportation and Specialty casualty insurance sub-segments and lower other expenses. The increase in GAAP pretax earnings also reflects favorable development in the fourth quarter of 2017 in the Neon exited lines in connection with a reinsurance to close transaction.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three months ended December 31,
	2017	2016	% Change
Gross written premiums	$1,571	$1,441	9%
Reinsurance premiums ceded	(410)	(358)	15%
Net written premiums	1,161	1,083	7%
Change in unearned premiums	64	61	5%
Net earned premiums	1,225	1,144	7%
Loss and loss adjustment expenses (*)	734	729	1%
Commissions and other underwriting expenses	336	305	10%
Core underwriting gain	155	110	41%

Net investment income	86	85	1%
Other income and expenses, net	(8)	(13)	(38%)
Core earnings before income taxes	233	182	28%
Pretax non-core Neon exited lines charge	18	—	—%
GAAP earnings before income taxes	$251	$182	38%

(*) Excludes pretax non-core income of $18 million in the fourth quarter of 2017 representing favorable development related to the Neon exited lines in connection with a reinsurance to close transaction.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	59.8%	63.7%	(3.9%)
Underwriting expense ratio	27.5%	26.7%	0.8%
Combined ratio	87.3%	90.4%	(3.1%)

Aggregate — including exited lines
Loss and LAE ratio	58.5%	63.7%	(5.2%)
Underwriting expense ratio	27.5%	26.7%	0.8%
Combined ratio	86.0%	90.4%	(4.4%)
AFG’s statutory combined ratio has been better than the U.S. industry average for 30 of the last 32 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.57 billion for the fourth quarter of 2017 compared to $1.44 billion for the fourth quarter of 2016, an increase of $130 million (9%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2017		2016
	GWP	%	GWP	%	% Change
Property and transportation	$626	40%	$577	40%	8%
Specialty casualty	737	47%	684	47%	8%
Specialty financial	208	13%	180	13%	16%
	$1,571	100%	$1,441	100%	9%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 26% of gross written premiums for the fourth quarter of 2017 compared to 25% for the fourth quarter of 2016, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2017		2016		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(202)	32%	$(183)	32%	—%
Specialty casualty	(182)	25%	(174)	25%	—%
Specialty financial	(52)	25%	(26)	14%	11%
Other specialty	26		25
	$(410)	26%	$(358)	25%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.16 billion for the fourth quarter of 2017 compared to $1.08 billion for the fourth quarter of 2016, an increase of $78 million (7%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2017		2016
	NWP	%	NWP	%	% Change
Property and transportation	$424	37%	$394	37%	8%
Specialty casualty	555	48%	510	47%	9%
Specialty financial	156	13%	154	14%	1%
Other specialty	26	2%	25	2%	4%
	$1,161	100%	$1,083	100%	7%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.23 billion for the fourth quarter of 2017 compared to $1.14 billion for the fourth quarter of 2016, an increase of $81 million (7%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2017		2016
	NEP	%	NEP	%	% Change
Property and transportation	$485	40%	$465	41%	4%
Specialty casualty	573	47%	510	45%	12%
Specialty financial	141	11%	141	12%	—%
Other specialty	26	2%	28	2%	(7%)
	$1,225	100%	$1,144	100%	7%

The $130 million increase in gross written premiums in the fourth quarter of 2017 compared to the fourth quarter of 2016 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased approximately 1% in the fourth quarter of 2017.

Property and transportation Gross written premiums increased $49 million (8%) in the fourth quarter of 2017 compared to the fourth quarter of 2016. This increase was due primarily to higher year-over-year gross written premiums in the crop business, as well as higher gross written premiums in the property and inland marine and Singapore operations. This growth was partially offset by lower gross written premiums resulting from an exit from the customs bond business, which was part of the ocean marine operations. Average renewal rates increased approximately 3% for this group in the fourth quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums are comparable between periods.

Specialty casualty Gross written premiums increased $53 million (8%) in the fourth quarter of 2017 compared to the fourth quarter of 2016. Higher gross written premiums at Neon, resulting from the growth of its portfolio in targeted classes of business, higher gross written premiums in the workers’ compensation businesses, primarily the result of rate increases in Florida, and growth in the excess and surplus lines businesses all contributed to the year-over-year growth. Average renewal rates for this group increased approximately 1% in the fourth quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums are comparable between periods.

Specialty financial Gross written premiums increased $28 million (16%) in the fourth quarter of 2017 compared to the fourth quarter of 2016, due primarily to higher premiums in the lending and leasing businesses. Average renewal rates for this group were flat in the fourth quarter of 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 11 percentage points for the fourth quarter of 2017 compared to the fourth quarter of 2016 reflecting higher cessions in the lending and leasing businesses.

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

	Three months ended December 31,			Three months ended December 31,
	2017	2016	Change	2017	2016
Property and transportation
Loss and LAE ratio	67.1%	68.6%	(1.5%)
Underwriting expense ratio	15.5%	15.3%	0.2%
Combined ratio	82.6%	83.9%	(1.3%)
Underwriting profit				$84	$75

Specialty casualty
Loss and LAE ratio	59.1%	68.2%	(9.1%)
Underwriting expense ratio	30.9%	29.2%	1.7%
Combined ratio	90.0%	97.4%	(7.4%)
Underwriting profit				$58	$13

Specialty financial
Loss and LAE ratio	33.1%	32.4%	0.7%
Underwriting expense ratio	53.1%	53.6%	(0.5%)
Combined ratio	86.2%	86.0%	0.2%
Underwriting profit				$19	$20

Total Specialty
Loss and LAE ratio	59.8%	63.7%	(3.9%)
Underwriting expense ratio	27.5%	26.7%	0.8%
Combined ratio	87.3%	90.4%	(3.1%)
Underwriting profit				$156	$110

Aggregate — including exited lines
Loss and LAE ratio	58.5%	63.7%	(5.2%)
Underwriting expense ratio	27.5%	26.7%	0.8%
Combined ratio	86.0%	90.4%	(4.4%)
Underwriting profit				$173	$110

The Specialty property and casualty insurance operations generated an underwriting profit of $156 million for the fourth quarter of 2017 compared to $110 million in the fourth quarter of 2016, an increase of $46 million (42%). The higher underwriting profit in the fourth quarter of 2017 reflects improved underwriting results in the Property and transportation and Specialty casualty sub-segments. Overall catastrophe losses were $8 million (0.6 points on the combined ratio) and related net reinstatement premiums paid were $4 million in the fourth quarter of 2017 compared to catastrophe losses of $12 million (1.1 points) in the fourth quarter of 2016. Losses related to third quarter catastrophes, specifically Hurricanes Harvey, Irma and Maria, and two earthquakes in Mexico, developed favorably by $25 million during the fourth quarter of 2017 across all property and casualty sub-segments.

Property and transportation Underwriting profit for this group was $84 million for the fourth quarter of 2017 compared to $75 million in the fourth quarter of 2016, an increase of $9 million (12%) reflecting higher underwriting profit in the transportation businesses, partially offset by lower year-over-year underwriting profits in the agricultural operations. The crop insurance operations reported strong underwriting profitability during the fourth quarter of 2017, albeit at lower levels than in the 2016 fourth quarter. Catastrophe losses had a favorable impact of $3 million (0.6 points on the combined ratio) for the fourth quarter of 2017 compared to a $6 million loss (1.2 points) for the fourth quarter of 2016. Catastrophe losses for the fourth quarter of 2017 include the impact of the favorable reserve development on third quarter catastrophes discussed above.

Specialty casualty Underwriting profit for this group was $58 million for the fourth quarter of 2017 compared to $13 million in the fourth quarter of 2016, an increase of $45 million (346%). This increase is due primarily to favorable reserve development within Neon, most significantly the portion of the 2015 and prior years reinsurance to close transaction attributed to ongoing lines of business, and higher underwriting profit in the workers’ compensation and excess and surplus lines businesses. These improved results were partially offset by lower underwriting profits in the targeted markets operations. Catastrophe losses were $14 million (2.5 points on the combined ratio) and related net reinstatement premiums paid were $4 million for the fourth quarter of 2017 compared to catastrophe losses of $4 million (0.8 points) for the fourth quarter of 2016. Catastrophe losses for the fourth quarter of 2017 include the impact of the favorable reserve development on third quarter catastrophes discussed above.

Specialty financial Underwriting profit for this group was $19 million for the fourth quarter of 2017 compared to $20 million in the fourth quarter of 2016, a decrease of $1 million (5%) reflecting underwriting profit in all businesses in this group. Catastrophe losses had a favorable impact of $5 million (3.7 points on the combined ratio) for the fourth quarter of 2017 compared to a loss of $2 million (1.7 points) for the fourth quarter of 2016. Catastrophe losses for the fourth quarter of 2017 include the impact of the favorable reserve development on third quarter catastrophes discussed above.

Other specialty This group reported an underwriting loss of $5 million for the fourth quarter of 2017 compared to underwriting profit of $2 million in the fourth quarter of 2016, a decrease of $7 million (350%). The decrease is due primarily to an $8 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment for the fourth quarter of 2017 includes favorable development in the Neon exited lines discussed in more detail below under “Net prior year reserve development.”

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.5% for the fourth quarter of 2017 compared to 63.7% for fourth quarter of 2016, a decrease of 5.2 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2017	2016	2017	2016	Ratio
Property and transportation
Current year, excluding catastrophe losses	$332	$300	68.5%	64.4%	4.1%
Prior accident years development	(4)	13	(0.8%)	3.0%	(3.8%)
Current year catastrophe losses	(3)	6	(0.6%)	1.2%	(1.8%)
Property and transportation losses and LAE and ratio	$325	$319	67.1%	68.6%	(1.5%)

Specialty casualty
Current year, excluding catastrophe losses	$376	$341	65.8%	66.9%	(1.1%)
Prior accident years development	(52)	3	(9.2%)	0.5%	(9.7%)
Current year catastrophe losses	14	4	2.5%	0.8%	1.7%
Specialty casualty losses and LAE and ratio	$338	$348	59.1%	68.2%	(9.1%)

Specialty financial
Current year, excluding catastrophe losses	$51	$50	36.0%	35.2%	0.8%
Prior accident years development	1	(6)	0.8%	(4.5%)	5.3%
Current year catastrophe losses	(5)	2	(3.7%)	1.7%	(5.4%)
Specialty financial losses and LAE and ratio	$47	$46	33.1%	32.4%	0.7%

Total Specialty
Current year, excluding catastrophe losses	$774	$707	63.3%	61.7%	1.6%
Prior accident years development	(49)	10	(4.1%)	0.9%	(5.0%)
Current year catastrophe losses	8	12	0.6%	1.1%	(0.5%)
Total Specialty losses and LAE and ratio	$733	$729	59.8%	63.7%	(3.9%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$774	$707	63.3%	61.7%	1.6%
Prior accident years development	(66)	10	(5.4%)	0.9%	(6.3%)
Current year catastrophe losses	8	12	0.6%	1.1%	(0.5%)
Aggregate losses and LAE and ratio	$716	$729	58.5%	63.7%	(5.2%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 63.3% for the fourth quarter of 2017 compared to 61.7% for the fourth quarter of 2016, an increase of 1.6 percentage points.

Property and transportation   The 4.1 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the crop, equine, trucking, and property and inland marine businesses and the Singapore branch in the fourth quarter of 2017 compared to the fourth quarter of 2016.

Specialty casualty   The 1.1 percentage points improvement in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon.

Specialty financial   The loss and LAE ratio for the current year, excluding catastrophe losses increased 0.8 percentage points in the fourth quarter of 2017 compared to the fourth quarter of 2016.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $49 million in the fourth quarter of 2017 compared to net adverse reserve development related to prior accident years of $10 million in the fourth quarter of 2016.

Property and transportation   Net favorable reserve development of $4 million in the fourth quarter of 2017 reflects lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine and trucking businesses, partially offset by higher than expected claim severity and frequency in the ocean marine business. Net adverse reserve development of $13 million in the fourth quarter of 2016 reflects reserve strengthening at National Interstate and higher than expected claim severity in the ocean marine business.

Specialty casualty   Net favorable reserve development of $52 million in the fourth quarter of 2017 reflects favorable reserve development on ongoing lines of business within Neon recorded in connection with the reinsurance to close agreement entered into in December 2017 for the 2015 and prior years of account, lower than anticipated claim severity in the workers’ compensation businesses and lower than expected losses in the executive liability business, partially offset by higher than anticipated claim severity in the targeted markets businesses and higher than anticipated severity in New York contractor claims. Net adverse reserve development of $3 million in the fourth quarter of 2016 reflects higher than anticipated severity in New York contractor claims, adverse reserve development at Neon and higher than anticipated claim severity in the targeted programs business, partially offset by lower than anticipated claim frequency and severity in the workers’ compensation businesses.

In the fourth quarter of 2017, Neon entered into a reinsurance to close agreement for its 2015 and prior years of account, which transfers the responsibility for all of the liabilities that attach to the transferred year of account as well as any income due to the closing year of account in return for a premium. As a result of the reinsurance to close agreement, Neon recorded favorable development of $42 million, of which $24 million related to its ongoing lines of business (included in Specialty casualty) and $18 million related to the exited lines of business (discussed below and included in Neon exited lines charge).

Specialty financial   Net adverse reserve development of $1 million in the fourth quarter of 2017 reflects higher than expected claim severity in the financial institutions business, partially offset by lower than anticipated claim frequency and severity in the surety business. Net favorable reserve development of $6 million in the fourth quarter of 2016 reflects lower than expected claim frequency in the financial institutions business and lower than anticipated claim severity in the fidelity business.

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $6 million in the fourth quarter of 2017 reflecting an $8 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive insurance.

Neon exited lines charge During the second quarter of 2016, AFG’s specialist Lloyd’s market insurer completed a strategic review of its business under a new leadership team and re-launched as Neon Underwriting Ltd. As part of its strategic review, Neon sold and/or exited certain historical lines of business including its UK and international medical malpractice and general liability classes. As a result of Neon’s claims review of its exited lines of business, AFG recorded a charge of approximately $65 million including $57 million to increase loss reserves primarily related to its medical malpractice and general liability lines. Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), the 2016 charge was treated as non-core because it resulted from a special strategic review of lines of business that Neon no longer writes. Similarly, the $18 million in favorable development related to the Neon exited lines recorded in connection with the December 2017 reinsurance to close transaction (discussed above under Specialty casualty) was treated as non-core.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment for the fourth quarter of 2017 includes the favorable development on the Neon exited lines discussed above and adverse reserve development of $1 million related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2017, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Impact of modeled loss on AFG’s
Industry Model	Shareholders’ Equity
100-year event	Less than 1%
250-year event	Less than 2%
500-year event	Less than 4%

AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $100 million and a separate $15 million per occurrence retention for Neon for losses up to $200 million ($225 million for U.S. catastrophe events). AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $100 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $8 million in the fourth quarter of 2017 resulted primarily from wildfires in California, partially offset by favorable development related to third quarter 2017 catastrophe losses, specifically Hurricanes Harvey, Irma and Maria, and two earthquakes in Mexico. Catastrophe losses of $12 million in the fourth quarter of 2016 resulted primarily from Hurricane Matthew.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $336 million in the fourth quarter of 2017 compared to $305 million for the fourth quarter of 2016, an increase of $31 million (10%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 27.5% for the fourth quarter of 2017 compared to 26.7% for the fourth quarter of 2016, an increase of 0.8 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2017		2016		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$76	15.5%	$71	15.3%	0.2%
Specialty casualty	177	30.9%	149	29.2%	1.7%
Specialty financial	75	53.1%	75	53.6%	(0.5%)
Other specialty	8	36.8%	10	35.4%	1.4%
	$336	27.5%	$305	26.7%	0.8%

AFG’s overall expense ratio increased 0.8 percentage points in the fourth quarter of 2017 as compared to the fourth quarter of 2016.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in the fourth quarter of 2017 compared to the fourth quarter of 2016 reflecting a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in the fourth quarter of 2017 compared to the fourth quarter of 2016 reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in the fourth quarter of 2017 compared to the fourth quarter of 2016 reflecting lower profitability-based commissions paid to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $86 million in the fourth quarter of 2017 compared to $85 million in the fourth quarter of 2016, an increase of $1 million (1%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,
	2017	2016	Change	% Change
Net investment income	$86	$85	$1	1%

Average invested assets (at amortized cost)	$10,062	$9,779	$283	3%

Yield (net investment income as a % of average invested assets)	3.42%	3.48%	(0.06%)

Tax equivalent yield (*)	3.85%	3.92%	(0.07%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty insurance segment for the fourth quarter of 2017 as compared to the fourth quarter of 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.42% for the fourth quarter of 2017 compared to 3.48% for the fourth quarter of 2016, a decrease of 0.06 percentage points, reflecting the impact of lower yields available in the financial markets and lower income from equity in the earnings of limited partnerships and similar investments.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $8 million for the fourth quarter of 2017 compared to $13 million for the fourth quarter of 2016, a decrease of $5 million (38%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2017	2016
Other income
Income from the sale of real estate	$—	$1
Other	7	4
Total other income	7	5
Other expenses
Amortization of intangibles	2	2
NATL merger expenses	—	5
Other	13	11
Total other expenses	15	18
Other income and expenses, net	$(8)	$(13)

Other income for AFG’s property and casualty insurance operations for the fourth quarter of 2017 includes a $3 million death benefit on a life insurance policy.

AFG and its consolidated subsidiaries incurred $5 million in transaction expenses in the fourth quarter of 2016 related to GAI’s acquisition of the NATL common stock that it did not already own. These expenses consisted primarily of financial advisory and legal services. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $97 million in pretax earnings in the fourth quarter of 2017 compared to $132 million in the fourth quarter of 2016, a decrease of $35 million (27%). AFG’s annuity segment results for the fourth quarter of 2017 as compared to the fourth quarter of 2016 reflect the unfavorable impact of lower than expected interest rates on the fair value accounting for fixed-indexed annuities (“FIAs”) in the 2017 quarter compared to the favorable impact of higher than anticipated interest rates in the 2016 quarter, the impact of lower investment yields due to the run-off of higher yielding investments and higher general and administrative expenses, partially offset by a 10% increase in average annuity investments (at amortized cost). Both periods reflect the positive impact of strong stock market performance on fair value accounting for FIAs and exceptionally strong investment income. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity charge of $3 million in the fourth quarter of 2017 compared to a net annuity expense reduction of $1 million in the fourth quarter of 2016.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three months ended December 31,
	2017	2016	% Change
Revenues:
Net investment income	$376	$346	9%
Other income:
Guaranteed withdrawal benefit fees	17	14	21%
Policy charges and other miscellaneous income	7	13	(46%)
Total revenues	400	373	7%

Costs and Expenses:
Annuity benefits (*)	257	160	61%
Acquisition expenses	15	54	(72%)
Other expenses	31	27	15%
Total costs and expenses	303	241	26%
Earnings before income taxes	$97	$132	(27%)
Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended December 31,
	2017	2016	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$108	$103	5%
Impact of derivatives related to FIAs	(11)	29	(138%)
Earnings before income taxes	$97	$132	(27%)

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended December 31,
	2017	2016	% Change
Interest credited — fixed	$164	$148	11%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	5	4	25%
Amortization of sales inducements	5	7	(29%)
Change in guaranteed withdrawal benefit reserve	16	20	(20%)
Change in other benefit reserves	9	11	(18%)
Total other annuity benefits	35	42	(17%)
Total before impact of derivatives related to FIAs and unlocking	200	191	5%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	178	6	2,867%
Equity option mark-to-market	(156)	(60)	160%
Impact of derivatives related to FIAs	22	(54)	(141%)
Unlocking	35	23	52%
Total annuity benefits	$257	$160	61%

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended December 31,
	2017	2016	% Change
Average fixed annuity investments (at amortized cost)	$32,245	$29,192	10%
Average fixed annuity benefits accumulated	32,680	29,250	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.62%	4.72%
Interest credited — fixed	(2.00%)	(2.02%)
Net interest spread	2.62%	2.70%

Policy charges and other miscellaneous income	0.10%	0.15%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.21%)	(0.38%)
Acquisition expenses	(0.60%)	(1.06%)
Other expenses	(0.37%)	(0.35%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.27%)	0.73%
Unlocking	(0.06%)	0.03%
Net spread earned on fixed annuities	1.21%	1.82%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended December 31,
	2017	2016
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.34%	1.42%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.27%)	0.73%
Related impact on amortization of DPAC (*)	0.14%	(0.31%)
Related impact on amortization of deferred sales inducements (*)	—%	(0.02%)
Net spread earned on fixed annuities	1.21%	1.82%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the fourth quarter of 2017 was $376 million compared to $346 million for the fourth quarter of 2016, an increase of $30 million (9%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.10 percentage points to 4.62% from 4.72% in the fourth quarter of 2017 compared to the fourth quarter of 2016. This decrease in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by higher equity in the earnings of limited partnerships and similar investments and favorable investment income resulting from early redemptions and other items. During the full year of 2017, $4.9 billion in annuity segment investments with an average yield of 5.14% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.94%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the fourth quarter of 2017 was $164 million compared to $148 million for the fourth quarter of 2016, an increase of $16 million (11%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.02 percentage points to 2.00% in the fourth quarter of 2017 from 2.02% in the fourth quarter of 2016.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.08 percentage points to 2.62% from 2.70% in the fourth quarter of 2017 compared to the same period in 2016 due primarily to the impact of lower fixed maturity investment yields, partially offset by the impact of lower crediting rates. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $7 million in the fourth quarter of 2017 compared to $13 million in the fourth quarter of 2016, a decrease of $6 million (46%). Excluding the impact of unlocking charges of $3 million in the fourth quarter of 2017 and $1 million in the fourth quarter of 2016 related to unearned revenue, annuity policy charges and other miscellaneous income were $10 million in the fourth quarter of 2017 compared to $14 million in the fourth quarter of 2016, a decrease of $4 million (29%). The fourth quarter of 2016 includes $2 million from the sale of real estate. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.05 percentage points to 0.10% in the fourth quarter of 2017 from 0.15% in the fourth quarter of 2016.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) for the fourth quarter of 2017 were $18 million compared to $28 million for the fourth quarter of 2016, a decrease of $10 million (36%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.17 percentage points to 0.21% from 0.38% in the fourth quarter of 2017 compared to the fourth quarter of 2016. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2017	2016
Change in expected death and annuitization reserve	$5	$4
Amortization of sales inducements	5	7
Change in guaranteed withdrawal benefit reserve	16	20
Change in other benefit reserves	9	11
Other annuity benefits	35	42
Offset guaranteed withdrawal benefit fees	(17)	(14)
Other annuity benefits, net	$18	$28

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

The $10 million decrease in other annuity benefits, net of guaranteed withdrawal benefit fees in the fourth quarter of 2017 compared to the fourth quarter of 2016 reflects the impact of the increase in the fair value of the FIA embedded derivative reserve resulting from lower than anticipated interest rates on the guaranteed withdrawal benefits.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefits expense.

Annuity Acquisition Expenses
Excluding the impact of unlocking charges (expense reductions) discussed under “Annuity Unlocking” below, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.60% for the fourth quarter of 2017 compared to 1.06% for the fourth quarter of 2016 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of the lower than anticipated interest rates during the fourth quarter of 2017 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC. In contrast, the positive impact of significantly higher than anticipated interest rates in the fourth quarter of 2016 on the fair value of derivatives related to fixed-indexed annuities resulted in a partially offsetting acceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended December 31,
	2017	2016
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.74%	0.75%
Impact of changes in fair value of derivatives related to FIAs on the amortization of DPAC (*)	(0.14%)	0.31%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.60%	1.06%

(*)	An estimate of the acceleration/deceleration in the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

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

Annuity Other Expenses
Annuity other expenses were $31 million for the fourth quarter of 2017 compared to $27 million for the fourth quarter of 2016, an increase of $4 million (15%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations in the fourth quarter of 2017 compared to the fourth quarter of 2016. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.02 percentage points to 0.37% from 0.35% for the fourth quarter of 2017 as compared to the fourth quarter of 2016.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component (embedded derivative) of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. In addition, the change in the fair value of the embedded derivative includes interest accreted on the FIA embedded derivative reserve of $5 million in the fourth quarter of 2017 and $2 million in the fourth quarter of 2016 (before the related impact on the amortization of deferred sales inducements and deferred policy acquisition costs).

Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $22 million in the fourth quarter of 2017 and decreased annuity benefits by $54 million in the fourth quarter of 2016. The $22 million increase in annuity benefits in the fourth quarter of 2017 reflects the negative impact of lower than anticipated interest rates on the fair value of these derivatives, partially offset by the positive impact of strong stock market performance. The $54 million decrease in annuity benefits in the fourth quarter of 2016 reflects the positive impact of significantly higher than anticipated interest rates and strong stock market performance on the fair value of these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 1.00 percentage points to 0.27% in the fourth quarter of 2017 from a net expense reduction of 0.73% in the fourth quarter of 2016.

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

	Three months ended December 31,
	2017	2016	% Change
Earnings before income taxes — before change in fair value of derivatives related to FIAs	$108	$103	5%
Change in fair value of derivatives related to FIAs	(22)	54	(141%)
Related impact on amortization of DPAC (*)	11	(25)	(144%)
Earnings before income taxes	$97	$132	(27%)

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, decreased the annuity segment’s earnings before income taxes by $11 million in the fourth quarter of 2017 and increased the annuity segment’s earnings before income taxes by $29 million in the fourth quarter of 2016.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on the change in the fair value of the embedded derivative liability.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.61 percentage points to 1.21% from 1.82% in the fourth quarter of 2017 compared to the same period in 2016 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended December 31, 2017 and 2016 (in millions):

	Three months ended December 31,
	2017	2016
Beginning fixed annuity reserves	$32,354	$28,853
Fixed annuity premiums (receipts)	903	1,103
Federal Home Loan Bank paydowns	(64)	—
Surrenders, benefits and other withdrawals	(596)	(524)
Interest and other annuity benefit expenses:
Interest credited	164	148
Embedded derivative mark-to-market	178	6
Change in other benefit reserves	25	34
Unlocking	41	27
Ending fixed annuity reserves	$33,005	$29,647

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$33,005	$29,647
Impact of unrealized investment gains	133	76
Fixed component of variable annuities	178	184
Annuity benefits accumulated per balance sheet	$33,316	$29,907

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $909 million in the fourth quarter of 2017 compared to $1.11 billion in the fourth quarter of 2016, a decrease of $202 million (18%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended December 31,
	2017	2016	% Change
Financial institutions single premium annuities — indexed	$364	$474	(23%)
Financial institutions single premium annuities — fixed	63	152	(59%)
Retail single premium annuities — indexed	413	415	—%
Retail single premium annuities — fixed	22	22	—%
Education market — fixed and indexed annuities	41	40	3%
Total fixed annuity premiums	903	1,103	(18%)
Variable annuities	6	8	(25%)
Total annuity premiums	$909	$1,111	(18%)

Management attributes the 18% decrease in annuity premiums to AFG’s adherence to pricing discipline in a relatively low and decreasing interest rate environment during the year.

AFG continues to implement product and process changes needed to comply with the Department of Labor (“DOL”) Fiduciary Rule. Although the DOL Fiduciary Rule became effective on June 9, 2017, the DOL delayed certain requirements until

January 1, 2018. As a result, insurance-only agents were able to continue selling fixed-indexed annuities through the end of 2017, provided the agent acted in the customer’s best interest, made no misleading statements and received only reasonable compensation. The DOL recently released a proposal to delay full implementation until July 1, 2019. There is uncertainty as to whether the rule will take effect in its current form on that date.

AFG believes the biggest impact of the rule will be on insurance-only licensed agents whose qualified sales represented approximately 10% of its fourth quarter 2017 annuity premiums. AFG’s management continues to believe that full implementation is likely to cause some short-term disruption in annuity premiums. Nonetheless, management does not believe the new rule will have a material impact on AFG’s results of operations.

Annuity Unlocking
In the fourth quarters of 2017 and 2016, AFG conducted a detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded a net charge related to its annuity business of $3 million in 2017 and a net expense reduction of $1 million in 2016, which impacted AFG’s financial statements as follows (in millions):

	Three months ended December 31,
	2017	2016
Policy charges and other miscellaneous income:
Unearned revenue	$(3)	$(1)
Total revenues	(3)	(1)
Annuity benefits:
Fixed-indexed annuity embedded derivative	25	17
Sales inducements	(6)	(4)
Other reserves	16	10
Total annuity benefits	35	23
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(35)	(25)
Total costs and expenses	—	(2)
Net expense reduction (charge)	$(3)	$1

The net charge from unlocking annuity assumptions in the fourth quarter of 2017 reflects the unfavorable impacts of a decrease in projected net interest spreads on in-force business (due primarily to lower than previously anticipated reinvestment rates), a slight increase in projected expenses (due primarily to an increase in projected trailer commissions) and slightly higher projected option costs in the near term, substantially offset by the favorable impact of changes in projected policyholder annuitization and lapse behavior. Reinvestment rate assumptions are based primarily on 7-year and 10-year corporate bond yields. For the 2017 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.99% in 2018, grading up ratably to an ultimate net reinvestment rate of 5.55% in 2023 and beyond.

The table below compares the reinvestment rate assumed on assets purchased to directly support “fixed annuity benefits accumulated” in AFG’s fourth quarter unlockings for the next calendar year to the actual reinvestment rate achieved in that period (both net of investment expenses):

	First
Unlocking	Investment	Reinvestment Rate
Year	Period	Assumed (*)	Achieved
2014	2015	3.75%	4.27%
2015	2016	4.05%	4.27%
2016	2017	4.42%	3.95%
2017	2018	4.17%	n/a

(*)	Assumed reinvestment rates exclude default rates of 0.18% in each period.

Management believes that these results over the last several years demonstrate that AFG’s investment rate assumptions are reasonable and prudently conservative. During 2017, long-term interest rates were lower than anticipated and credit spreads narrowed, resulting in a lower achieved reinvestment rate than assumed in the 2016 unlocking. In addition to the reinvestment rates above, actual default rates in 2017, 2016 and 2015 were lower than the long-term default rates of 0.18% assumed in the unlocking in each of the periods above.

The 2016 net expense reduction reflects the favorable impact of an increase in projected net interest spreads on in-force business, substantially offset by the unfavorable impact of (i) changes in projected policyholder annuitization and lapse behavior, (ii) an increase in the risk premium for the uncertainty in the cash flows component of the discount rates used to value the FIA-related embedded derivative and (iii) a slight decrease in projected stock market growth over the next three years. For the 2016 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 4.24% in 2017, grading up ratably to an ultimate net reinvestment rate of 5.55% in 2022 and beyond.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2017 and 2016 (in millions):

	Three months ended December 31,
	2017	2016
Earnings on fixed annuity benefits accumulated	$99	$133
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(5)	—
Variable annuity earnings (loss)	3	(1)
Earnings before income taxes	$97	$132

(*)
Net investment income (as a % of investments) of 4.62% and 4.72% for the three months ended December 31, 2017 and 2016, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations The following table details AFG’s earnings before income taxes from its run-off long-term care and life operations for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three months ended December 31,
	2017	2016	% Change
Revenues:
Net earned premiums:
Long-term care	$1	$1	—%
Life operations	4	5	(20%)
Net investment income	4	6	(33%)
Other income	3	—	—%
Total revenues	12	12	—%

Costs and Expenses:
Life, accident and health benefits:
Long-term care	1	—	—%
Life operations	4	7	(43%)
Acquisition expenses	2	1	100%
Other expenses	3	2	50%
Total costs and expenses	10	10	—%
Earnings before income taxes	$2	$2	—%

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $89 million for the fourth quarter of 2017 compared to $50 million for the fourth quarter of 2016, an increase of $39 million (78%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $49 million in the fourth quarter of 2017 compared to $50 million in the fourth quarter of 2016, a decrease of $1 million (2%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations for the three months ended December 31, 2017 and 2016 (dollars in millions):

	Three months ended December 31,
	2017	2016	% Change
Revenues:
Net investment income	$6	$—	—%
Other income — P&C fees	20	17	18%
Other income	2	8	(75%)
Total revenues	28	25	12%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	9	6	50%
Interest charges on borrowed money	20	21	(5%)
Other expense — expenses associated with P&C fees	11	11	—%
Other expenses (*)	37	37	—%
Total costs and expenses	77	75	3%
Core loss before income taxes, excluding realized gains and losses	(49)	(50)	(2%)
Pretax non-core loss on retirement of debt	(40)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(89)	$(50)	78%

(*)	Excludes a pretax non-core loss on retirement of debt of $40 million in the fourth quarter of 2017.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $6 million in the fourth quarter of 2017 compared to less than $1 million in the fourth quarter of 2016. The $6 million increase in the fourth quarter of 2017 as compared to the fourth quarter of 2016 is due primarily to the strong performance of certain fixed maturity investments.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2017, AFG collected $20 million in fees for these services compared to $17 million in the fourth quarter of 2016. Management views this fee income, net of the $11 million in both the fourth quarter of 2017 and 2016, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million and $5 million in the fourth quarter of 2017 and 2016, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded a $2 million loss in other income outside of its insurance operations in the fourth quarter of 2017 due primarily to the disposal of equipment compared to income of $3 million outside of the insurance operations in the fourth quarter of 2016.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $20 million in the fourth quarter of 2017 compared to $21 million in the fourth quarter of 2016, a decrease of $1 million (5%). This decrease reflects slightly higher average indebtedness, more than offset by lower average interest rates on outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of December 31, 2017 compared to December 31, 2016 (dollars in millions):

	December 31, 2017	December 31, 2016
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$—
3.50% Senior Notes due August 2026	425	300
9-7/8% Senior Notes due June 2019	—	350
6-3/8% Senior Notes due June 2042	—	230
5-3/4% Senior Notes due August 2042	—	125
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,318	$1,308

Weighted Average Interest Rate	4.6%	6.5%

The increase in average indebtedness for the fourth quarter of 2017 as compared to the fourth quarter of 2016 reflects the following financing transactions completed by AFG between October 1, 2016 and December 31, 2017:

•	Issued $350 million of 4.50% Senior Notes on June 2, 2017

•	Redeemed $230 million of 6-3/8% Senior Notes on June 26, 2017

•	Redeemed $125 million of 5-3/4% Senior Notes on August 25, 2017

•	Issued an additional $125 million of 3.50% Senior Notes on November 9, 2017

•	Issued an additional $240 million of 4.50% Senior Notes on November 9, 2017

•	Redeemed $350 million of 9-7/8% Senior Notes on December 11, 2017

Holding Company and Other — Loss on Retirement of Debt
On December 11, 2017, AFG redeemed its $350 million outstanding principal amount of 9-7/8% Senior Notes due 2019 and recorded a pretax loss on retirement of debt of $40 million, primarily a $38 million make-whole premium.

Holding Company and Other — Other Expenses
Excluding the loss on retirement of debt discussed above, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $37 million in both the fourth quarter of 2017 and the fourth quarter of 2016.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were gains of $6 million in the fourth quarter of 2017 compared to $51 million in the fourth quarter of 2016, a decrease of $45 million (88%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2017	2016
Realized gains (losses) before impairments:
Disposals	$26	$69
Change in the fair value of derivatives	(2)	(9)
Adjustments to annuity deferred policy acquisition costs and related items	2	—
	26	60
Impairment charges:
Securities	(23)	(11)
Adjustments to annuity deferred policy acquisition costs and related items	3	2
	(20)	(9)
Realized gains (losses) on securities	$6	$51

AFG’s impairment charges on securities for the fourth quarter of 2017 consist of $14 million on equity securities, $5 million on fixed maturities and $4 million on other investments compared to $10 million on equity securities and $1 million on fixed maturities in the fourth quarter of 2016. Approximately $11 million in impairment charges in the fourth quarter of 2017 are related to financial institutions and $4 million relate to investments in pharmaceutical companies. Approximately $7 million in impairment charges in the fourth quarter of 2016 are related to an equity investment in a pharmaceutical company.

Consolidated Income Taxes   AFG’s consolidated provision (credit) for income taxes was an expense of $101 million for the fourth quarter of 2017 compared to a benefit of $71 million in the fourth quarter of 2016, a decrease of $172 million (242%). The following is a reconciliation of income taxes at the statutory rate of 35% to the provision (credit) for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2017		2016
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$267		$317

Income taxes at statutory rate	$93	35%	$110	35%
Effect of:
Tax exempt interest	(6)	(2%)	(6)	(2%)
Dividend received deduction	(2)	(1%)	(2)	(1%)
Stock-based compensation	(2)	(1%)	(9)	(3%)
Employee stock ownership plan dividend paid deduction	(3)	(1%)	(1)	—%
Foreign operations	14	5%	1	—%
Change in valuation allowance (excluding change in tax rate)	(23)	(9%)	12	4%
Neon restructuring	(56)	(21%)	(111)	(35%)
Change in U.S. corporate tax rate	83	31%	—	—%
Acquisition of noncontrolling interest in NATL	—	—%	(66)	(21%)
Other	3	2%	1	1%
Provision (credit) for income taxes	$101	38%	$(71)	(22%)

The impact of “foreign operations” for the fourth quarter of 2017 in the table above relates to a reduction in the “foreign underwriting losses” deferred tax asset as a result of the sale of the noncontrolling interest in Neon. Since AFG maintains a full valuation allowance against the deferred tax assets related to Neon, this reduction in deferred tax assets was offset by a corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations.

The changes in valuation allowance in the table above are primarily related to the cumulative losses in the Neon Lloyd’s insurance business. Due to the uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance against these deferred tax assets. The $61 million decrease in the valuation allowance related to the change in the U.S. corporate tax rate is included in “Change in U.S. corporate tax rate” in the table above.

In connection with the reorganization of AFG’s Neon Lloyd’s business, in December 2016, AFG undertook a restructuring that included the liquidation for tax purposes of the foreign subsidiary that is the parent of the Neon Lloyd’s operations, resulting in a taxable loss on the liquidation on which AFG reported a $111 million tax benefit in the fourth quarter of 2016. An additional loss associated with the 2016 restructuring was deferred under U.S. tax laws, resulting in an unrecognized potential tax benefit of $48 million at December 31, 2016. On December 29, 2017, AFG entered into agreements under which certain Neon executives acquired an indirect noncontrolling interest in Neon. The sale of the noncontrolling interest in Neon resulted in the recognition for U.S. tax purposes of the loss deferred from the 2016 restructuring. AFG recorded a tax benefit of $56 million in the fourth quarter of 2017 related to the sale of the noncontrolling interest in Neon and the recognition of the previously deferred loss. See Note L — “Income Taxes” to the financial statements.

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which lowers the U.S. corporate tax rate to 21% and makes other widespread changes to the U.S. tax code beginning in 2018, was enacted on December 22, 2017. Because the TCJA was enacted in December 2017, AFG recorded the $83 million decrease in its net deferred tax asset resulting from the changes in the tax code (primarily the lower corporate tax rate applicable to 2018 and future years) in the fourth quarter of 2017. See Note L — “Income Taxes” to the financial statements. Although accounting for the TCJA reduced AFG’s net deferred tax asset, management expects a net favorable future economic impact from the lower corporate income tax rate, including an expected effective tax rate in 2018 of approximately 20%.

As discussed in Note B — “Acquisitions and Sale of Businesses” to the financial statements, AFG acquired the noncontrolling interest in National Interstate Corporation in November 2016. This transaction allowed National Interstate and its subsidiaries to become members of the AFG consolidated tax group, which resulted in a tax benefit of $66 million to AFG during the fourth quarter of 2016.

Excluding the tax benefits related to the Neon restructuring, the impact of the change in the U.S. corporate tax rate and the tax benefit related to the acquisition of the noncontrolling interest in NATL, AFG’s effective tax rate was 28% for the three months ended December 31, 2017 and 34% for the three months ended December 31, 2016.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was less than $1 million for the fourth quarter of 2017 compared to $3 million for the fourth quarter of 2016.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
Segmented Statement of Earnings   AFG reports its business as four segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity, (iii) Run-off long-term care and life and (iv) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2017, 2016 and 2015 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2017
Revenues:
Property and casualty insurance net earned premiums	$4,579	$—	$—	$—	$—	$4,579	$—	$4,579
Life, accident and health net earned premiums	—	—	22	—	—	22	—	22
Net investment income	362	1,458	20	(23)	14	1,831	—	1,831
Realized gains on securities	—	—	—	—	—	—	5	5
Income of MIEs:
Investment income	—	—	—	210	—	210	—	210
Gain on change in fair value of assets/liabilities	—	—	—	12	—	12	—	12
Other income	28	103	5	(18)	88	206	—	206
Total revenues	4,969	1,561	47	181	102	6,860	5	6,865

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,884	—	—	—	—	2,884	71	2,955
Commissions and other underwriting expenses	1,382	—	—	—	25	1,407	—	1,407
Annuity benefits	—	892	—	—	—	892	—	892
Life, accident and health benefits	—	—	26	—	—	26	—	26
Annuity and supplemental insurance acquisition expenses	—	168	5	—	—	173	—	173
Interest charges on borrowed money	—	—	—	—	85	85	—	85
Expenses of MIEs	—	—	—	181	—	181	—	181
Other expenses	41	121	10	—	175	347	75	422
Total costs and expenses	4,307	1,181	41	181	285	5,995	146	6,141
Earnings before income taxes	662	380	6	—	(183)	865	(141)	724
Provision for income taxes	219	128	2	—	(74)	275	(28)	247
Net earnings, including noncontrolling interests	443	252	4	—	(109)	590	(113)	477
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	—	2	—	2
Core Net Operating Earnings	441	252	4	—	(109)	588
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	—	3	3	(3)	—
Special A&E charges, net of tax	(58)	—	—	—	(16)	(74)	74	—
Neon exited lines charge	18	—	—	—	—	18	(18)	—
Loss on retirement of debt, net of tax	—	—	—	—	(33)	(33)	33	—
Tax benefit related to Neon restructuring	56	—	—	—	—	56	(56)	—
Tax expense related to change in U.S. corporate tax rate	(88)	25	(1)	—	(19)	(83)	83	—
Net Earnings Attributable to Shareholders	$369	$277	$3	$—	$(174)	$475	$—	$475

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2016
Revenues:
Property and casualty insurance net earned premiums	$4,328	$—	$—	$—	$—	$4,328	$—	$4,328
Life, accident and health net earned premiums	—	—	24	—	—	24	—	24
Net investment income	350	1,356	21	(37)	6	1,696	—	1,696
Realized gains on:
Securities	—	—	—	—	—	—	19	19
Subsidiaries	—	—	—	—	—	—	2	2
Income of MIEs:
Investment income	—	—	—	190	—	190	—	190
Gain on change in fair value of assets/liabilities	—	—	—	15	—	15	—	15
Other income	19	103	4	(17)	83	192	32	224
Total revenues	4,697	1,459	49	151	89	6,445	53	6,498

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,669	—	—	—	—	2,669	93	2,762
Commissions and other underwriting expenses	1,322	—	—	—	19	1,341	8	1,349
Annuity benefits	—	800	—	—	—	800	—	800
Life, accident and health benefits	—	—	33	—	—	33	—	33
Annuity and supplemental insurance acquisition expenses	—	181	5	—	—	186	—	186
Interest charges on borrowed money	—	—	—	—	77	77	—	77
Expenses of MIEs	—	—	—	151	—	151	—	151
Other expenses	60	110	9	—	169	348	5	353
Total costs and expenses	4,051	1,091	47	151	265	5,605	106	5,711
Earnings before income taxes	646	368	2	—	(176)	840	(53)	787
Provision for income taxes	229	127	1	—	(67)	290	(171)	119
Net earnings, including noncontrolling interests	417	241	1	—	(109)	550	118	668
Less: Net earnings attributable to noncontrolling interests	16	—	—	—	—	16	3	19
Core Net Operating Earnings	401	241	1	—	(109)	534
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	—	13	13	(13)	—
Realized gain on subsidiaries, net of tax	—	—	1	—	—	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	—	15	(15)	—
Special A&E charges, net of tax	(23)	—	—	—	(3)	(26)	26	—
Neon exited lines charge	(65)	—	—	—	—	(65)	65	—
Tax benefit related to Neon restructuring	111	—	—	—	—	111	(111)	—
Tax benefit related to National Interstate merger	66	—	—	—	—	66	(66)	—
Net Earnings Attributable to Shareholders	$505	$241	$2	$—	$(99)	$649	$—	$649

				Other
	P&C	Annuity	Run-off long-term care and life	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2015
Revenues:
Property and casualty insurance net earned premiums	$4,224	$—	$—	$—	$—	$4,224	$—	$4,224
Life, accident and health net earned premiums	—	—	104	—	—	104	—	104
Net investment income	319	1,224	80	6	4	1,633	—	1,633
Realized losses on:
Securities	—	—	—	—	—	—	(19)	(19)
Subsidiaries	—	—	—	—	—	—	(161)	(161)
Income (loss) of MIEs:
Investment income	—	—	—	155	—	155	—	155
Gain (loss) on change in fair value of assets/liabilities	—	—	—	(34)	—	(34)	—	(34)
Other income	12	98	4	(15)	78	177	66	243
Total revenues	4,555	1,322	188	112	82	6,259	(114)	6,145

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,628	—	—	—	—	2,628	67	2,695
Commissions and other underwriting expenses	1,304	—	—	—	16	1,320	—	1,320
Annuity benefits	—	732	—	—	—	732	—	732
Life, accident and health benefits	—	—	131	—	—	131	—	131
Annuity and supplemental insurance acquisition expenses	—	163	16	—	—	179	—	179
Interest charges on borrowed money	2	—	—	—	73	75	—	75
Expenses of MIEs	—	—	—	112	—	112	—	112
Other expenses	44	96	27	—	153	320	16	336
Total costs and expenses	3,978	991	174	112	242	5,497	83	5,580
Earnings before income taxes	577	331	14	—	(160)	762	(197)	565
Provision for income taxes	199	113	5	—	(54)	263	(68)	195
Net earnings, including noncontrolling interests	378	218	9	—	(106)	499	(129)	370
Less: Net earnings attributable to noncontrolling interests	11	—	—	—	2	13	5	18
Core Net Operating Earnings	367	218	9	—	(108)	486
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax and noncontrolling interests	—	—	—	—	(12)	(12)	12	—
Realized gain (loss) on subsidiaries, net of tax	—	—	(108)	—	4	(104)	104	—
Gain on sale of hotel and apartment property, net of tax and noncontrolling interests	36	—	—	—	—	36	(36)	—
Special A&E charges, net of tax	(44)	—	—	—	(8)	(52)	52	—
Loss on retirement of debt, net of tax	—	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$359	$218	$(99)	$—	$(126)	$352	$—	$352

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $591 million in GAAP pretax earnings in 2017 compared to $577 million in 2016, an increase of $14 million (2%). Property and casualty core pretax earnings were $662 million in 2017 compared to $646 million in 2016, an increase of $16 million (2%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty casualty group, higher net investment income and lower other expenses, partially offset by lower underwriting profit in the Property and transportation and Specialty financial groups. The increase in GAAP pretax earnings also reflects the impact of a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon and favorable development of $18 million in the fourth quarter of 2017 in the Neon exited lines in connection with a reinsurance to close transaction, partially offset by the impact of a $32 million pretax non-core gain on the sale of an apartment property in the second quarter of 2016 and special A&E charges of $89 million in 2017 compared to $36 million in 2016.

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

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Gross written premiums	$6,502	$5,981	$5,832	9%	3%
Reinsurance premiums ceded	(1,751)	(1,595)	(1,505)	10%	6%
Net written premiums	4,751	4,386	4,327	8%	1%
Change in unearned premiums	(172)	(58)	(103)	197%	(44%)
Net earned premiums	4,579	4,328	4,224	6%	2%
Loss and loss adjustment expenses (a)	2,884	2,669	2,628	8%	2%
Commissions and other underwriting expenses (b)	1,382	1,322	1,304	5%	1%
Core underwriting gain	313	337	292	(7%)	15%

Net investment income	362	350	319	3%	10%
Other income and expenses, net (c)	(13)	(41)	(34)	(68%)	21%
Core earnings before income taxes	662	646	577	2%	12%
Pretax non-core special A&E charges	(89)	(36)	(67)	147%	(46%)
Pretax non-core Neon exited lines charge	18	(65)	—	(128%)	—%
Pretax non-core gain on sale of apartment properties and hotel	—	32	66	(100%)	(52%)
GAAP earnings before income taxes	$591	$577	$576	2%	—%

(a) Excludes pretax non-core special A&E charges of $89 million, $36 million and $67 million in 2017, 2016 and 2015, respectively, a non-core charge of $57 million related to the exit of certain lines of business within Neon in 2016 and income of $18 million in 2017 representing favorable development related to the Neon exited lines in connection with a reinsurance to close transaction.

(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in 2016.
(c) Excludes pretax non-core gains of $32 million on the sale of an apartment property in 2016 and $51 million on the sale of a hotel and $15 million on the sale of an apartment property in 2015.
				Change
				2017 - 2016	2016 - 2015
Combined Ratios:
Specialty lines
Loss and LAE ratio	62.9%	61.7%	62.2%	1.2%	(0.5%)
Underwriting expense ratio	30.2%	30.6%	30.9%	(0.4%)	(0.3%)
Combined ratio	93.1%	92.3%	93.1%	0.8%	(0.8%)

Aggregate — including exited lines
Loss and LAE ratio	64.5%	63.8%	63.8%	0.7%	—%
Underwriting expense ratio	30.2%	30.7%	30.9%	(0.5%)	(0.2%)
Combined ratio	94.7%	94.5%	94.7%	0.2%	(0.2%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $6.50 billion in 2017 compared to $5.98 billion in 2016, an increase of $521 million (9%). GWP increased $149 million (3%) in 2016 compared to 2015. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2017		2016		2015		2017 - 2016	2016 - 2015
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,688	41%	$2,504	42%	$2,455	42%	7%	2%
Specialty casualty	3,087	48%	2,792	47%	2,739	47%	11%	2%
Specialty financial	727	11%	685	11%	637	11%	6%	8%
Other specialty	—	—%	—	—%	1	—%	—%	(100%)
	$6,502	100%	$5,981	100%	$5,832	100%	9%	3%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27%, 27% and 26% of gross written premiums for the years ended December 31, 2017, 2016 and 2015, respectively. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2017		2016		2015		2017 - 2016	2016 - 2015
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(923)	34%	$(832)	33%	$(819)	33%	1%	—%
Specialty casualty	(807)	26%	(756)	27%	(687)	25%	(1%)	2%
Specialty financial	(131)	18%	(113)	16%	(97)	15%	2%	1%
Other specialty	110		106		98
	$(1,751)	27%	$(1,595)	27%	$(1,505)	26%	—%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $4.75 billion in 2017 compared to $4.39 billion in 2016, an increase of $365 million (8%). NWP increased $59 million (1%) in 2016 compared to 2015. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2017		2016		2015		2017 - 2016	2016 - 2015
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,765	37%	$1,672	38%	$1,636	38%	6%	2%
Specialty casualty	2,280	48%	2,036	46%	2,052	47%	12%	(1%)
Specialty financial	596	13%	572	13%	540	12%	4%	6%
Other specialty	110	2%	106	3%	99	3%	4%	7%
	$4,751	100%	$4,386	100%	$4,327	100%	8%	1%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $4.58 billion in 2017 compared to $4.33 billion in 2016, an increase of $251 million (6%). NEP increased $104 million (2%) in 2016 compared to 2015. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2017		2016		2015		2017 - 2016	2016 - 2015
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,711	37%	$1,662	38%	$1,599	38%	3%	4%
Specialty casualty	2,186	48%	2,006	46%	2,011	48%	9%	—%
Specialty financial	576	13%	557	13%	517	12%	3%	8%
Other specialty	106	2%	103	3%	97	2%	3%	6%
	$4,579	100%	$4,328	100%	$4,224	100%	6%	2%

The $521 million (9%) increase in gross written premiums in 2017 compared to 2016 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased approximately 1% in 2017.

The $149 million (3%) increase in gross written premiums in 2016 compared to 2015 reflects growth in the Property and transportation, Specialty casualty and Specialty financial sub-segments. Overall average renewal rates were flat in 2016.

Property and transportation Gross written premiums increased $184 million (7%) in 2017 compared to 2016. This increase was the result of higher gross written premiums in the crop, transportation and property and inland marine businesses, and the Singapore branch. This growth was partially offset by lower premiums resulting from an exit from the customs bond business, which was part of the ocean marine operations. Average renewal rates increased approximately 3% for this group in 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2017 compared to 2016, reflecting a change in the mix of business and the impact of reinstatement premiums in 2017 resulting from reinsured hurricane losses.

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

Specialty casualty Gross written premiums increased $295 million (11%) in 2017 compared to 2016. New accounts written in the targeted markets businesses and higher gross written premiums at Neon, resulting from the growth of its portfolio in targeted classes of business were the primary drivers of the increase. Additionally, higher gross written premiums in the workers’ compensation businesses, primarily the result of rate increases in the state of Florida, coupled with growth in the executive liability and excess and surplus businesses contributed to the growth in gross written premiums in 2017. Average renewal rates were flat for this group in 2017. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2017 compared to 2016, reflecting a change in the mix of business.

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

Specialty financial Gross written premiums increased $42 million (6%) in 2017 compared to 2016 due primarily to higher premiums in the lending and leasing, fidelity and surety businesses. Average renewal rates for this group decreased approximately 2% in 2017. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2017 compared to 2016, reflecting higher cessions in the lending and leasing businesses.

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

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2017, 2016 and 2015:

	Year ended December 31,			Change		Year ended December 31,
	2017	2016	2015	2017 - 2016	2016 - 2015	2017	2016	2015
Property and transportation
Loss and LAE ratio	68.5%	67.0%	72.4%	1.5%	(5.4%)
Underwriting expense ratio	22.5%	23.0%	24.5%	(0.5%)	(1.5%)
Combined ratio	91.0%	90.0%	96.9%	1.0%	(6.9%)
Underwriting profit						$154	$166	$48

Specialty casualty
Loss and LAE ratio	64.5%	65.8%	62.9%	(1.3%)	2.9%
Underwriting expense ratio	30.7%	30.3%	29.8%	0.4%	0.5%
Combined ratio	95.2%	96.1%	92.7%	(0.9%)	3.4%
Underwriting profit						$104	$78	$146

Specialty financial
Loss and LAE ratio	39.4%	32.0%	29.7%	7.4%	2.3%
Underwriting expense ratio	50.0%	52.9%	53.4%	(2.9%)	(0.5%)
Combined ratio	89.4%	84.9%	83.1%	4.5%	1.8%
Underwriting profit						$61	$84	$87

Total Specialty
Loss and LAE ratio	62.9%	61.7%	62.2%	1.2%	(0.5%)
Underwriting expense ratio	30.2%	30.6%	30.9%	(0.4%)	(0.3%)
Combined ratio	93.1%	92.3%	93.1%	0.8%	(0.8%)
Underwriting profit						$317	$337	$295

Aggregate — including exited lines
Loss and LAE ratio	64.5%	63.8%	63.8%	0.7%	—%
Underwriting expense ratio	30.2%	30.7%	30.9%	(0.5%)	(0.2%)
Combined ratio	94.7%	94.5%	94.7%	0.2%	(0.2%)
Underwriting profit						$242	$236	$225

The Specialty property and casualty insurance operations generated an underwriting profit of $317 million in 2017 compared to $337 million in 2016, a decrease of $20 million (6%). The lower underwriting profit in 2017 as compared to 2016 reflects lower underwriting profit in the Property and transportation and Specialty financial insurance sub-segments, partially offset by higher underwriting profit in the Specialty casualty insurance sub-segment. Results for each of the Specialty property and casualty insurance sub-segments reflect higher catastrophe losses in 2017 compared to 2016. Overall catastrophe losses were $140 million (3.0 points on the combined ratio) for 2017 compared to $55 million (1.3 points) for 2016. In connection with catastrophe losses incurred in 2017, AFG reduced profit-based commissions payable to agents by $8 million in the Specialty financial sub-segment and paid $10 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $142 million in 2017.

The Specialty property and casualty insurance operations generated an underwriting profit of $337 million in 2016 compared to $295 million in 2015, an increase of $42 million (14%). The higher underwriting profit in 2016 reflects higher underwriting profit in the Property and transportation sub-segment, partially offset by lower underwriting profit in the Specialty casualty and Specialty financial sub-segments. Overall catastrophe losses were $55 million (1.3 points on the combined ratio) in 2016 compared to $35 million (0.8 points) in 2015.

Property and transportation Underwriting profit for this group was $154 million in 2017 compared to $166 million in 2016, a decrease of $12 million (7%). Lower underwriting profits in the crop and ocean marine businesses were the primary drivers of these lower results, partially offset by higher underwriting profit in the transportation businesses. The crop insurance operations reported strong underwriting profitability in 2017, albeit at lower levels than in 2016. Catastrophe losses were $36 million (2.1 points on the combined ratio) and related reinstatement premiums were $2 million in 2017 compared to catastrophe losses of $31 million (1.9 points) in 2016.

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

Specialty casualty Underwriting profit for this group was $104 million in 2017 compared to $78 million in 2016, an increase of $26 million (33%), reflecting favorable reserve development within Neon, including the portion of the 2015 and prior years reinsurance to close transaction attributed to ongoing lines of business, and higher underwriting profit in the excess and surplus lines and workers’ compensation businesses. These improved results were partially offset by lower underwriting profit in the executive liability business, due primarily to lower favorable prior year reserve development, adverse prior year reserve development in the targeted markets operations and higher catastrophe losses. Catastrophe losses were $71 million (3.3 points on the combined ratio) and related net reinstatement premiums were $6 million in 2017 compared to catastrophe losses of $10 million (0.5 points) in 2016.

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

Specialty financial Underwriting profit for this group was $61 million in 2017 compared to $84 million in 2016, a decrease of $23 million (27%), reflecting lower underwriting profitability in the financial institutions business due primarily to higher catastrophe losses and adverse prior year reserve development. Catastrophe losses were $30 million (5.2 points on the combined ratio) in 2017 compared to $11 million (2.0 points) in 2016. In connection with catastrophe losses incurred in 2017, the Specialty financial sub-segment reduced profit-based commissions payable to agents by $8 million (1.1 points on the combined ratio) and paid $2 million in reinstatement premiums.

Underwriting profit for this group was $84 million in 2016 compared to $87 million in 2015, a decrease of $3 million (3%). Higher underwriting profit in the fidelity and surety businesses, primarily the result of higher favorable prior year reserve development, was more than offset by lower underwriting profit in the financial institutions and trade credit businesses, resulting primarily from lower favorable prior year reserve development.

Other specialty This group reported an underwriting loss of $2 million in 2017 compared to underwriting profit of $9 million in 2016, a decrease of $11 million (122%). The decrease is due primarily to a $14 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

Underwriting profit for this group was $9 million in 2016 compared to $14 million in 2015, a decrease of $5 million (36%). The decrease is due primarily to lower favorable prior year loss development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include the asbestos and environmental reserve charges and the Neon exited lines charge and favorable development in the Neon exited lines discussed below under “Net prior year reserve development.”

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.5% in 2017 and 63.8% in 2016 and 2015. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2017	2016	2015	2017	2016	2015	2017 - 2016	2016 - 2015
Property and transportation
Current year, excluding catastrophe losses	$1,176	$1,104	$1,123	68.7%	66.3%	70.2%	2.4%	(3.9%)
Prior accident years development	(40)	(21)	15	(2.3%)	(1.2%)	0.9%	(1.1%)	(2.1%)
Current year catastrophe losses	36	31	21	2.1%	1.9%	1.3%	0.2%	0.6%
Property and transportation losses and LAE and ratio	$1,172	$1,114	$1,159	68.5%	67.0%	72.4%	1.5%	(5.4%)

Specialty casualty
Current year, excluding catastrophe losses	$1,425	$1,323	$1,272	65.2%	66.0%	63.2%	(0.8%)	2.8%
Prior accident years development	(86)	(13)	(11)	(4.0%)	(0.7%)	(0.5%)	(3.3%)	(0.2%)
Current year catastrophe losses	71	10	4	3.3%	0.5%	0.2%	2.8%	0.3%
Specialty casualty losses and LAE and ratio	$1,410	$1,320	$1,265	64.5%	65.8%	62.9%	(1.3%)	2.9%

Specialty financial
Current year, excluding catastrophe losses	$218	$190	$175	37.8%	34.0%	33.7%	3.8%	0.3%
Prior accident years development	(21)	(23)	(30)	(3.6%)	(4.0%)	(5.7%)	0.4%	1.7%
Current year catastrophe losses	30	11	9	5.2%	2.0%	1.7%	3.2%	0.3%
Specialty financial losses and LAE and ratio	$227	$178	$154	39.4%	32.0%	29.7%	7.4%	2.3%

Total Specialty
Current year, excluding catastrophe losses	$2,879	$2,675	$2,627	62.9%	61.8%	62.2%	1.1%	(0.4%)
Prior accident years development	(139)	(61)	(37)	(3.0%)	(1.4%)	(0.8%)	(1.6%)	(0.6%)
Current year catastrophe losses	140	55	35	3.0%	1.3%	0.8%	1.7%	0.5%
Total Specialty losses and LAE and ratio	$2,880	$2,669	$2,625	62.9%	61.7%	62.2%	1.2%	(0.5%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$2,879	$2,675	$2,627	62.9%	61.8%	62.2%	1.1%	(0.4%)
Prior accident years development	(64)	32	33	(1.4%)	0.7%	0.8%	(2.1%)	(0.1%)
Current year catastrophe losses	140	55	35	3.0%	1.3%	0.8%	1.7%	0.5%
Aggregate losses and LAE and ratio	$2,955	$2,762	$2,695	64.5%	63.8%	63.8%	0.7%	—%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.9% in 2017, 61.8% in 2016 and 62.2% in 2015.

Property and transportation   The 2.4 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the crop and property and inland marine businesses and the Singapore branch in 2017 compared to 2016.

The 3.9 percentage points improvement in the loss and LAE ratio for the current year, excluding catastrophe losses in 2016 compared to 2015 reflects a decrease in the loss and LAE ratio of the crop, equine, transportation and property and inland marine businesses and the Singapore branch.

Specialty casualty   The 0.8 percentage points improvement in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon.

The 2.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2016 compared to 2015 reflects an increase in current accident year trade credit losses in Neon’s political risk and trade credit business and an increase in the loss and LAE ratio of the targeted markets, general liability and excess and surplus businesses.

Specialty financial   The 3.8 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2017 compared to 2016 reflects an increase in the loss and LAE ratio of the financial institutions business.

The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in 2016 and 2015.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $139 million in 2017 compared to $61 million in 2016 and $37 million in 2015, an increase of $78 million (128%) and $24 million (65%), respectively.

Property and transportation Net favorable reserve development of $40 million in 2017 reflects lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine and transportation businesses, partially offset by higher than expected claim frequency and severity in the ocean marine business.

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

Specialty casualty Net favorable reserve development of $86 million in 2017 includes favorable reserve development on ongoing lines of business within Neon recorded in connection with the reinsurance to close agreement entered into in December 2017 for the 2015 and prior years of account, lower than anticipated claim severity in the workers’ compensation businesses and lower than expected losses in the executive liability business, partially offset by higher than anticipated claim severity in the targeted markets and general liability businesses and higher than anticipated severity in New York contractor claims.

In the fourth quarter of 2017, Neon entered into a reinsurance to close agreement for its 2015 and prior years of account, which transfers the responsibility for all of the liabilities that attach to the transferred year of account as well as any income due to the closing year of account in return for a premium. As a result of the reinsurance to close agreement, Neon recorded favorable development of $42 million, of which $24 million related to its ongoing lines of business (included in Specialty casualty) and $18 million related to the exited lines of business (discussed below and included in Neon exited lines charge).

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

Specialty financial Net favorable reserve development of $21 million in 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Net favorable reserve development of $23 million in 2016 reflects lower than anticipated claim severity in the fidelity business, lower than expected claim frequency and severity in the surety business and lower than anticipated claim frequency in the financial institutions business.

Net favorable reserve development of $30 million in 2015 reflects lower than anticipated claim frequency and severity in the surety business and products for financial institutions and lower than expected claim severity in the fidelity business and run-off collateral value insurance.

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $8 million in 2017 and net favorable reserve development of $4 million in 2016 and $11 million in 2015. The adverse reserve development in 2017 reflects a $14 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program. Favorable reserve development in 2016 and 2015 reflects amortization of deferred gains on retroactive reinsurance and reserve development associated with AFG’s internal reinsurance program.

Asbestos and environmental reserve charges   As previously discussed under “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) were $89 million in 2017, $36 million in 2016 and $67 million in 2015.

Neon exited lines charge See “Net prior year reserve development” under “Results of Operations — Property and Casualty Insurance Segment” for the quarters ended December 31, 2017 and 2016 for a discussion of the $57 million in adverse reserve development recorded as part of a $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s insurer. Consistent with the treatment of the exited lines charge in 2016, the $18 million in favorable development related to the Neon exited lines recorded in connection with the December 2017 reinsurance to close transaction (discussed above under Specialty casualty) was treated as non-core.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the A&E charges, the Neon exited lines charge and the favorable development on the Neon exited lines mentioned above and adverse reserve development of $4 million in 2017 and $3 million in 2015 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $140 million in 2017 primarily from storms and tornadoes in several regions of the United States in the first and second quarters, Hurricanes Harvey, Irma and Maria and earthquakes in Mexico in the third quarter and wildfires in California in the fourth quarter. Catastrophe losses of $55 million in 2016 resulted primarily from winter storms in the first quarter, storms in Texas in the second quarter, flooding in Louisiana and multiple storms in the southern United States in the third quarter and Hurricane Matthew in the fourth quarter. Catastrophe losses of $35 million in 2015 resulted primarily from winter storms in the first quarter, multiple storms in the midwestern and central United States in the second and third quarters and flooding in the midwestern United States in the fourth quarter.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.38 billion in 2017 compared to $1.33 billion in 2016, an increase of $52 million (4%). AFG’s underwriting expense ratio was 30.2% in 2017 compared to 30.7% in 2016, a decrease of 0.5 percentage points.

AFG’s property and casualty U/W Exp were $1.33 billion in 2016 compared to $1.30 billion in 2015, an increase of $26 million (2%). AFG’s underwriting expense ratio was 30.7% in 2016 compared to 30.9% in 2015, a decrease of 0.2 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2017		2016		2015		2017 - 2016	2016 - 2015
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$385	22.5%	$382	23.0%	$392	24.5%	(0.5%)	(1.5%)
Specialty casualty	672	30.7%	608	30.3%	600	29.8%	0.4%	0.5%
Specialty financial	288	50.0%	295	52.9%	276	53.4%	(2.9%)	(0.5%)
Other specialty	37	35.8%	37	36.5%	36	36.1%	(0.7%)	0.4%
Total Specialty	1,382	30.2%	1,322	30.6%	1,304	30.9%	(0.4%)	(0.3%)
Neon exited lines charge	—		8		—
Total Aggregate	$1,382	30.2%	$1,330	30.7%	$1,304	30.9%	(0.5%)	(0.2%)

AFG’s overall expense ratio decreased 0.5% in 2017 as compared to 2016 and decreased 0.2% in 2016 compared to 2015.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in 2017 compared to 2016 reflecting the impact of higher crop premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.5 percentage points in 2016 compared to 2015 reflecting an increase in ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points in 2017 compared to 2016 reflecting the impact of reinstatement premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in 2016 compared to 2015 due primarily to the impact of lower premiums at Neon on the ratio, partially offset by the impact of a charge in the second quarter of 2015 to write off certain previously capitalized project costs.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.9 percentage points in 2017 compared to 2016 reflecting lower profitability-based commissions paid to agents in the financial institutions business, including an $8 million commission expense reduction due to hurricane losses.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in 2016 compared to 2015 reflecting lower profitability-based commissions paid to agents.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s insurer, recorded in the second quarter of 2016. See “Net prior year reserve development” under “Results of Operations — Property and Casualty Insurance Segment” for the quarters ended December 31, 2017 and 2016.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $362 million in 2017 compared to $350 million in 2016, an increase of $12 million (3%). Net investment income in AFG’s property and casualty operations was $350 million in 2016 compared to $319 million in 2015, an increase of $31 million (10%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2017 - 2016		2016 - 2015
	2017	2016	2015	Change	% Change	Change	% Change
Net investment income	$362	$350	$319	$12	3%	$31	10%

Average invested assets (at amortized cost)	$9,948	$9,550	$8,956	$398	4%	$594	7%

Yield (net investment income as a % of average invested assets)	3.64%	3.66%	3.56%	(0.02%)		0.10%

Tax equivalent yield (*)	4.10%	4.16%	4.13%	(0.06%)		0.03%

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty insurance segment in 2017 compared to 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments was 3.64% in 2017 compared to 3.66% in 2016, a decrease of 0.02 percentage points reflecting the impact of lower yields available in the financial markets and lower income from certain investments that are required to be carried at fair value through earnings, partially offset by higher income from equity in the earnings of limited partnerships and similar investments.

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

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $13 million in 2017, a net expense of $9 million in 2016, and net earnings of $32 million in 2015. Core other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $13 million, $41 million and $34 million in 2017, 2016 and 2015, respectively. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2017	2016	2015
Other income
Income from the sale of real estate (*)	$16	$1	$3
Other	12	18	9
Total other income	28	19	12
Other expenses
Amortization of intangibles	8	8	8
NATL merger/tender offer expenses	—	10	—
Other	33	42	36
Total other expense	41	60	44
Interest expense	—	—	2
Core other income and expenses, net	(13)	(41)	(34)
Pretax non-core gain on sale of hotel and apartment properties	—	32	66
GAAP other income and expenses, net	$(13)	$(9)	$32

(*)	Excludes pretax non-core gains of $32 million on the sale of an apartment property in 2016 and $51 million on the sale of a hotel and $15 million on the sale of an apartment property in 2015.

Other income for AFG’s property and casualty insurance operations includes $3 million in 2017 and $4 million in 2016 in death benefits from life insurance policies.

AFG and its consolidated subsidiaries incurred $10 million in transaction expenses in 2016 related to GAI’s acquisition of all of the NATL common stock that it did not already own. These expenses consisted primarily of financial advisory and legal services. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Interest expense for AFG’s property and casualty insurance operations includes interest charges on long-term debt within the property and casualty operations.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $380 million in pretax earnings in 2017 compared to $368 million in 2016, an increase of $12 million (3%). AFG’s annuity segment results in 2017 compared to 2016 reflect an 11% increase in average annuity investments (at amortized cost), partially offset by lower investment yields due to the run-off of higher yielding investments and higher general and administrative expenses. Included in these results is the change in fair value of derivatives related to FIAs, which had a negative impact of $33 million in 2017 compared to $27 million in 2016. Both periods reflect the negative impact of lower than anticipated interest rates, partially offset by the positive impact of a higher stock market on the fair value accounting for FIAs. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity charge of $3 million in 2017 compared to a net annuity expense reduction of $1 million in 2016.

AFG’s annuity operations contributed $368 million in pretax earnings in 2016 compared to $331 million in 2015, an increase of $37 million (11%). The increase in AFG’s annuity segment results in 2016 compared to 2015 reflects higher investment income from certain investments that are required to be carried at fair value through earnings and a 12% increase in average annuity investments (at amortized cost), partially offset by lower investment yields due to the run-off of higher yielding investments and higher general and administrative expenses. The change in fair value of derivatives related to FIAs had a negative impact of $27 million in 2016 compared to $23 million in 2015. For 2016, the negative impact of a significant drop in interest rates on fair value accounting for FIAs was partially offset by the positive impact of an increase in the stock market. For 2015, fair value accounting for FIAs was negatively impacted by a significant decrease in the stock market and a slightly lower than expected increase in interest rates. Operating earnings also included a net unlocking expense reduction of $1 million in 2016 compared to $10 million in 2015.

The following table details AFG’s earnings before income taxes from its annuity operations for 2017, 2016 and 2015 (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Revenues:
Net investment income	$1,458	$1,356	$1,224	8%	11%
Other income:
Guaranteed withdrawal benefit fees	60	53	43	13%	23%
Policy charges and other miscellaneous income	43	50	55	(14%)	(9%)
Total revenues	1,561	1,459	1,322	7%	10%

Costs and Expenses:
Annuity benefits (*)	892	800	732	12%	9%
Acquisition expenses	168	181	163	(7%)	11%
Other expenses	121	110	96	10%	15%
Total costs and expenses	1,181	1,091	991	8%	10%
Earnings before income taxes	$380	$368	$331	3%	11%
Detail of annuity earnings before income taxes (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Earnings before income taxes — before the impact of derivatives related to FIAs	$413	$395	$354	5%	12%
Impact of derivatives related to FIAs	(33)	(27)	(23)	22%	17%
Earnings before income taxes	$380	$368	$331	3%	11%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Interest credited — fixed	$633	$574	$532	10%	8%
Interest credited — fixed component of variable annuities	5	5	6	—%	(17%)
Other annuity benefits:
Change in expected death and annuitization reserve	18	18	19	—%	(5%)
Amortization of sales inducements	19	24	26	(21%)	(8%)
Change in guaranteed withdrawal benefit reserve	67	69	63	(3%)	10%
Change in other benefit reserves	45	34	22	32%	55%
Total other annuity benefits	149	145	130	3%	12%
Total before impact of derivatives related to FIAs and unlocking	787	724	668	9%	8%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	564	194	(11)	191%	(1,864%)
Equity option mark-to-market	(494)	(141)	56	250%	(352%)
Impact of derivatives related to FIAs	70	53	45	32%	18%
Unlocking	35	23	19	52%	21%
Total annuity benefits	$892	$800	$732	12%	9%

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefit expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Average fixed annuity investments (at amortized cost)	$31,250	$28,223	$25,174	11%	12%
Average fixed annuity benefits accumulated	31,526	28,146	24,898	12%	13%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.63%	4.77%	4.83%
Interest credited — fixed	(2.01%)	(2.04%)	(2.14%)
Net interest spread	2.62%	2.73%	2.69%

Policy charges and other miscellaneous income	0.11%	0.15%	0.18%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.28%)	(0.33%)	(0.35%)
Acquisition expenses	(0.62%)	(0.70%)	(0.74%)
Other expenses	(0.37%)	(0.38%)	(0.36%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.22%)	(0.19%)	(0.18%)
Unlocking	(0.01%)	0.01%	0.02%
Net spread earned on fixed annuities	1.23%	1.29%	1.26%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Year ended December 31,
	2017	2016	2015
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.33%	1.39%	1.35%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.22%)	(0.19%)	(0.18%)
Related impact on amortization of DPAC (*)	0.12%	0.09%	0.08%
Related impact on amortization of deferred sales inducements (*)	—%	—%	0.01%
Net spread earned on fixed annuities	1.23%	1.29%	1.26%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income in 2017 was $1.46 billion compared to $1.36 billion in 2016, an increase of $102 million (8%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.14 percentage points to 4.63% from 4.77% in 2017 compared to 2016. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During 2017, $4.9 billion in annuity segment investments with an average yield of 5.14% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.94%.

Net investment income in 2016 was $1.36 billion compared to $1.22 billion in 2015, an increase of $132 million (11%). This increase reflects primarily the growth in AFG’s annuity business and higher income from certain investments that are required to be carried at fair value through earnings, partially offset by the impact of lower in-force investment yields. The overall yield earned on investments in AFG’s annuity operations decreased by 0.06 percentage points to 4.77% from 4.83% in 2016 compared to 2015. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets, partially offset by higher investment income from certain investments that are required to be carried at fair value through earnings. During 2016, $4.0 billion in annuity segment investments with an average yield of 5.51% were redeemed or sold while the investments purchased during 2016 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.21%.

Annuity Interest Credited — Fixed
Interest credited — fixed in 2017 was $633 million compared to $574 million in 2016, an increase of $59 million (10%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.03 percentage points to 2.01% in 2017 from 2.04% in 2016.

Interest credited — fixed in 2016 was $574 million compared to $532 million in 2015, an increase of $42 million (8%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders decreased 0.10 percentage points to 2.04% in 2016 from 2.14% in 2015.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.11 percentage points to 2.62% from 2.73% in 2017 compared to 2016 due primarily to lower fixed maturity investment yields, partially offset by the impact of lower crediting rates. Features included in current annuity offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AFG’s net interest spread increased 0.04 percentage points to 2.73% in 2016 from 2.69% in 2015 as the impact of lower in-force investment yields was more than offset by lower crediting rates and higher income from certain investments that are required to be carried at fair value through earnings.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $43 million in 2017 compared to $50 million in 2016, a decrease of $7 million (14%). Excluding the impact of unlocking charges of $3 million in 2017 and $1 million in 2016 related to unearned revenue, annuity policy charges and other miscellaneous income were $46 million in 2017 compared to $51 million in 2016, a decrease of $5 million (10%). Other miscellaneous income includes $1 million from the sale of real estate in 2017 compared to $5 million in 2016. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.04 percentage points to 0.11% in 2017 from 0.15% in 2016.

Annuity policy charges and other miscellaneous income were $50 million in 2016 compared to $55 million in 2015, a decrease of $5 million (9%). Other miscellaneous income includes $5 million in income from the sale of real estate in 2016 compared to $6 million in 2015. Excluding the impact of unlocking charges of $1 million in 2016 and $2 million in 2015 related to unearned revenue, annuity policy charges and other miscellaneous income were $51 million in 2016 compared to $57 million in 2015, a decrease of $6 million (11%). Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.03 percentage points to 0.15% in 2016 from 0.18% in 2015.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) were $89 million in 2017, $92 million in 2016 and $87 million in 2015, representing a decrease of $3 million (3%) in 2017 compared to 2016 and an increase of $5 million (6%) in 2016 compared to 2015. As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.05 percentage points to 0.28% in 2017 from 0.33% in 2016 and decreased 0.02 percentage points to 0.33% in 2016 from 0.35% in 2015. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2017	2016	2015
Change in expected death and annuitization reserve	$18	$18	$19
Amortization of sales inducements	19	24	26
Change in guaranteed withdrawal benefit reserve	67	69	63
Change in other benefit reserves	45	34	22
Other annuity benefits	149	145	130
Offset guaranteed withdrawal benefit fees	(60)	(53)	(43)
Other annuity benefits, net	$89	$92	$87

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

Annuity Acquisition Expenses
Excluding the impact of unlocking charges (expense reductions) discussed under “Annuity Unlocking” below, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.62% in 2017 compared to 0.70% in 2016 and 0.74% in 2015 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of significantly lower than anticipated interest rates during 2017 and 2016, and the significant stock market decrease in 2015 on the fair value of derivatives related to fixed-indexed annuities (discussed below) resulted in a partially offsetting deceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Year ended December 31,
	2017	2016	2015
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.74%	0.79%	0.82%
Impact of changes in fair value of derivatives related to FIAs on the amortization of DPAC (*)	(0.12%)	(0.09%)	(0.08%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.62%	0.70%	0.74%

(*)	An estimate of the acceleration/deceleration in the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Annuity other expenses were $121 million in 2017, $110 million in 2016 and $96 million in 2015, representing an increase of $11 million (10%) in 2017 compared to 2016 and an increase of $14 million (15%) in 2016 compared to 2015. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.01 percentage points to 0.37% in 2017 from 0.38% in 2016 and increased 0.02 percentage points to 0.38% in 2016 from 0.36% in 2015. The increase in annuity other expenses in 2017 compared to 2016 and 2016 compared to 2015 reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component (embedded derivative) of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. In addition, the change in the fair value of the embedded derivative includes interest accreted on the FIA embedded derivative reserve of $14 million in 2017, $4 million in 2016 and $1 million in 2015 (before the related impact on the amortization of sales inducements and deferred policy acquisition costs).

Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $70 million in 2017, $53 million in 2016 and $45 million in 2015. The increase in 2017 and 2016 reflects the negative impact of significantly lower than anticipated interest rates on the fair value of these derivatives, partially offset by the positive impact of strong stock market performance in both periods. The increase in 2015 reflects the negative impact of the decline in the stock market and lower than anticipated interest rates on these derivatives. As a percentage of average fixed annuity benefits accumulated, this net expense increased 0.03 percentage points to 0.22% in 2017 from 0.19% in 2016, and increased 0.01 percentage points to 0.19% in 2016 from 0.18% in 2015.

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

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Earnings before income taxes — before change in fair value of derivatives related to FIAs	$413	$395	$354	5%	12%
Change in fair value of derivatives related to FIAs	(70)	(53)	(45)	32%	18%
Related impact on amortization of DPAC (*)	37	26	22	42%	18%
Earnings before income taxes	$380	$368	$331	3%	11%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $33 million, $27 million and $23 million in 2017, 2016 and 2015, respectively.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on the change in the fair value of the embedded derivative liability.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.06 percentage points to 1.23% in 2017 from 1.29% in 2016 due primarily to the 0.11 percentage points decrease in AFG’s net interest spread, partially offset by other small net positive items.

AFG’s net spread earned on fixed annuities increased 0.03 percentage points to 1.29% in 2016 from 1.26% in 2015 due primarily to the 0.04 percentage points increase in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for 2017, 2016 and 2015 (in millions):

	Year ended December 31,
	2017	2016	2015
Beginning fixed annuity reserves	$29,647	$26,371	$23,462
Fixed annuity premiums (receipts)	4,313	4,398	4,098
Federal Home Loan Bank advances (paydowns)	(64)	150	345
Surrenders, benefits and other withdrawals	(2,246)	(2,189)	(1,932)
Sale of subsidiaries	—	—	(261)
Interest and other annuity benefit expenses:
Interest credited	633	574	532
Embedded derivative mark-to-market	564	194	(11)
Change in other benefit reserves	117	122	115
Unlocking	41	27	23
Ending fixed annuity reserves	$33,005	$29,647	$26,371

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$33,005	$29,647	$26,371
Impact of unrealized investment gains	133	76	64
Fixed component of variable annuities	178	184	187
Annuity benefits accumulated per balance sheet	$33,316	$29,907	$26,622

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $4.34 billion in 2017, $4.44 billion in 2016 and $4.14 billion in 2015, a decrease of $94 million (2%) in 2017 compared to 2016 and an increase of $295 million (7%) in 2016 compared to 2015. The following table summarizes AFG’s annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Financial institutions single premium annuities — indexed	$1,711	$1,950	$1,741	(12%)	12%
Financial institutions single premium annuities — fixed	622	468	229	33%	104%
Retail single premium annuities — indexed	1,723	1,714	1,864	1%	(8%)
Retail single premium annuities — fixed	83	82	70	1%	17%
Education market — fixed and indexed annuities	174	184	194	(5%)	(5%)
Total fixed annuity premiums	4,313	4,398	4,098	(2%)	7%
Variable annuities	28	37	42	(24%)	(12%)
Total annuity premiums	$4,341	$4,435	$4,140	(2%)	7%

Management believes the 2% decrease in annuity premiums in 2017 compared to 2016 is the result of AFG’s adherence to pricing discipline in a relatively low and decreasing interest rate environment during the year, as well as from aggressive pricing in certain of AFG’s competitors.

Management attributes the 7% increase in annuity premiums in 2016 compared to 2015 to growth in the annuity industry, and new products, additional staffing, and increased market share within existing financial institutions. This growth slowed in the second half of 2016 as a result of AFG’s reduction in crediting rates on its annuities in 2016 due to the decline in market interest rates; these crediting rate reductions were made to maintain appropriate returns on new business.

Annuity Unlocking
In 2017, 2016 and 2015, AFG conducted its detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded a net charge related to its annuity business of $3 million in 2017 and a net expense reduction of $1 million in 2016 and $10 million in 2015, which impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Policy charges and other miscellaneous income:
Unearned revenue	$(3)	$(1)	$(2)
Total revenues	(3)	(1)	(2)
Annuity benefits:
Fixed-indexed annuities embedded derivative	25	17	28
Sales inducements	(6)	(4)	(4)
Other reserves	16	10	(5)
Total annuity benefits	35	23	19
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(35)	(25)	(31)
Total costs and expenses	—	(2)	(12)
Net expense reduction (charge)	$(3)	$1	$10

See “Annuity Unlocking” under “Annuity Segment — Results of Operations” for the quarters ended December 31, 2017 and 2016 for a discussion of the overall net expense reduction from the periodic review of actuarial assumptions in 2017 and 2016.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2017, 2016 and 2015 (in millions):

	Year ended December 31,
	2017	2016	2015
Earnings on fixed annuity benefits accumulated	$387	$363	$313
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(13)	4	13
Variable annuity earnings	6	1	5
Earnings before income taxes	$380	$368	$331

(*)
Net investment income (as a % of investments) of 4.63%, 4.77% and 4.83% in 2017, 2016 and 2015, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Run-off Long-Term Care and Life Segment — Results of Operations AFG’s run-off long-term care and life segment contributed GAAP pretax earnings of $6 million and $4 million in 2017 and 2016, respectively, compared to a loss of $152 million in 2015. Results for 2015 include a $166 million pretax non-core realized loss on the sale of the subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. The following table details AFG’s GAAP and core earnings (loss) before income taxes from its run-off long-term care and life operations in 2017, 2016 and 2015 (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Revenues:
Net earned premiums:
Long-term care	$3	$3	$73	—%	(96%)
Life operations	19	21	31	(10%)	(32%)
Net investment income	20	21	80	(5%)	(74%)
Other income	5	4	4	25%	—%
Total revenues	47	49	188	(4%)	(74%)

Costs and Expenses:
Life, accident and health benefits:
Long-term care	5	5	91	—%	(95%)
Life operations	21	28	40	(25%)	(30%)
Acquisition expenses	5	5	16	—%	(69%)
Other expenses	10	9	27	11%	(67%)
Total costs and expenses	41	47	174	(13%)	(73%)
Core earnings before income taxes	6	2	14	200%	(86%)
Pretax non-core realized gain (loss) on subsidiaries	—	2	(166)	(100%)	(101%)
GAAP earnings (loss) before income taxes	$6	$4	$(152)	50%	(103%)

The $4 million increase in core earnings before income taxes in 2017 compared to 2016 reflects the impact of improved life claims experience.

The decrease in long-term care net earned premiums and benefit expense in 2016 compared to 2015 is due to the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business in December of 2015.

Substantially all of the core earnings before income taxes in AFG’s run-off long-term care and life segment in 2015 represent earnings from AFG’s long-term care business.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $258 million in 2017 compared to $181 million in 2016, an increase of $77 million (43%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $183 million in 2017 compared to $176 million in 2016, an increase of $7 million (4%).

AFG’s net GAAP pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $181 million in 2016 compared to $176 million in 2015, an increase of $5 million (3%). AFG’s net core pretax loss outside of its insurance operations (excluding realized gains and losses) totaled $176 million in 2016 compared to $160 million in 2015, an increase of $16 million (10%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations in 2017, 2016 and 2015 (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
Revenues:
Net investment income	$14	$6	$4	133%	50%
Other income — P&C fees	66	60	54	10%	11%
Other income	22	23	24	(4%)	(4%)
Total revenues	102	89	82	15%	9%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	25	19	16	32%	19%
Interest charges on borrowed money	85	77	73	10%	5%
Other expense — expenses associated with P&C fees	41	41	38	—%	8%
Other expenses (*)	134	128	115	5%	11%
Total costs and expenses	285	265	242	8%	10%
Core loss before income taxes, excluding realized gains and losses	(183)	(176)	(160)	4%	10%
Pretax non-core special A&E charges	(24)	(5)	(12)	380%	(58%)
Pretax non-core loss on retirement of debt	(51)	—	(4)	—%	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(258)	$(181)	$(176)	43%	3%

(*)
Excludes pretax non-core special A&E charges of $24 million, $5 million and $12 million in 2017, 2016 and 2015, respectively, and pretax non-core losses on retirement of debt of $51 million in 2017 and $4 million in 2015.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its insurance operations of $14 million, $6 million and $4 million in 2017, 2016 and 2015, respectively. The $8 million increase in 2017 as compared to 2016 is due primarily to the impact of strong market performance on a small portfolio of securities that are classified as “trading” and are carried at fair value through net investment income and strong performance of certain fixed maturity investments.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2017, AFG collected $66 million in fees for these services compared to $60 million in 2016 and $54 million in 2015. Management views this fee income, net of the $41 million in 2017, $41 million in 2016 and $38 million in 2015, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results. These fees are shown in other income and the related expenses are shown in other expenses in AFG’s Statement of Earnings.

Holding Company and Other — Other Income
Other income in the table above includes $18 million, $17 million and $15 million in 2017, 2016 and 2015, respectively in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its insurance operations of $4 million in 2017, $6 million in 2016 and $9 million in 2015.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $85 million in 2017 compared to $77 million in 2016, an increase of $8 million (10%). This increase reflects higher average indebtedness during 2017 compared to 2016, partially offset by a lower weighted average interest rate on outstanding debt.

The increase in average indebtedness for 2017 as compared to 2016 reflects the following financing transactions completed by AFG between January 1, 2016 and December 31, 2017:

•	Issued $300 million of 3.50% Senior Notes in August 2016

•	Issued $350 million of 4.50% Senior Notes in June 2017

•	Redeemed $230 million of 6-3/8% Senior Notes in June 2017

•	Redeemed $125 million of 5-3/4% Senior Notes in August 2017

•	Issued an additional $125 million of 3.50% Senior Notes in November 2017

•	Issued an additional $240 million of 4.50% Senior Notes in November 2017

•	Redeemed $350 million of 9-7/8% Senior Notes in December 2017

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

The increase in average indebtedness for 2016 as compared to 2015 reflects the following financing transactions completed by AFG between January 1, 2015 and December 31, 2016:

•	Issued $300 million of 3.50% Senior Notes in August 2016

•	Issued $150 million of 6% Subordinated Debentures in November 2015

•	Redeemed $132 million of 7% Senior Notes in September 2015

Holding Company and Other — A&E Charges
As a result of the comprehensive external studies and internal review of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its insurance operations recorded non-core special charges of $24 million in 2017, $5 million in 2016 and $12 million in 2015 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in 2017 and 2016 are due to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. In addition, AFG has seen a small increase in claims arising from exposure to deleterious substances other than asbestos, which has caused it to increase its estimated future liability. The charge in 2015 related to slightly higher estimated costs at sites where remediation is underway, coupled with higher estimated cleanup costs at a limited number of sites. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $31 million in 2017, $20 million in 2016 and $22 million in 2015.

Holding Company and Other — Loss on Retirement of Debt
On December 11, 2017, AFG redeemed its $350 million outstanding principal amount of 9-7/8% Senior Notes due 2019 and recorded a pretax loss on retirement of debt of $40 million, primarily a $38 million make-whole premium. In addition, AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value on June 26, 2017 and $4 million related to the redemption of its $125 million outstanding 5-3/4% Senior Notes due 2042 at par value on August 25, 2017.

AFG wrote off unamortized debt issuance costs of $4 million related to the redemption of its $132 million outstanding 7% Senior Notes due 2050 at par value on September 30, 2015.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core losses on retirement of debt discussed above, AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $134 million in 2017 compared to $128 million in 2016, an increase of $6 million (5%). This increase reflects higher holding company expenses related to employee benefit plans that are tied to stock market performance, partially offset by the impact of a $5 million donation to the University of Cincinnati College of Business in 2016. AFG’s holding companies and other operations outside of its insurance operations recorded other expenses of $128 million in 2016 compared to $115 million in 2015, an increase of $13 million (11%). This increase reflects higher holding company expenses related to employee benefit plans that are tied to stock market performance, a $5 million donation to the University of Cincinnati College of Business in 2016 and higher expenses related to AFG’s former railroad and manufacturing operations.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were gains of $5 million in 2017 compared to $19 million in 2016, a decrease of $14 million (74%). AFG’s consolidated realized gains (losses) on securities were gains of $19 million in 2016 compared to losses of $19 million in 2015, an increase of $38 million (200%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2017	2016	2015
Realized gains (losses) before impairments:
Disposals	$87	$151	$122
Change in the fair value of derivatives	(6)	(9)	(11)
Adjustments to annuity deferred policy acquisition costs and related items	(3)	(7)	(5)
	78	135	106
Impairment charges:
Securities	(88)	(131)	(140)
Adjustments to annuity deferred policy acquisition costs and related items	15	15	15
	(73)	(116)	(125)
Realized gains (losses) on securities	$5	$19	$(19)

AFG’s impairment charges on securities in 2017 consist of $63 million on equity securities, $21 million on fixed maturities and $4 million on other investments. Approximately $28 million of the impairment charges in 2017 relates to investments in pharmaceutical companies, $24 million relates to investments in various industrial entities, $14 million relates to investments in financial institutions and $12 million relates to investments in media companies.

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

Consolidated Realized Gains (Losses) on Subsidiaries   In 2015, AFG recorded a pretax realized loss of $166 million on the sale of subsidiaries containing substantially all of AFG’s run-off long-term care insurance business. In the second quarter of 2016, AFG received additional proceeds based on the final closing balance sheet and adjusted certain accrued expense estimates associated with the sale, resulting in a $2 million pretax favorable adjustment to the loss recorded in 2015. See Note B — “Acquisitions and Sale of Businesses” to the financial statements. In addition, AFG recorded a $5 million pretax realized gain in 2015 representing an adjustment to the previously recognized loss on a small property and casualty subsidiary sold several years earlier.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $247 million in 2017 compared to $119 million in 2016, an increase of $128 million (108%). AFG’s consolidated provision for income taxes was $119 million in 2016 compared to $195 million in 2015, a decrease of $76 million (39%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings attributable to noncontrolling interests was $2 million in 2017 compared to $19 million in 2016, a decrease of $17 million (89%). AFG’s consolidated net earnings attributable to noncontrolling interests was $19 million in 2016 compared to $18 million in 2015, an increase of $1 million (6%). The following table details net earnings in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Year ended December 31,			% Change
	2017	2016	2015	2017 - 2016	2016 - 2015
National Interstate	$—	$15	$10	(100%)	50%
Other	2	4	8	(50%)	(50%)
Earnings attributable to noncontrolling interests	$2	$19	$18	(89%)	6%

Other noncontrolling interests includes $2 million related to the gain on the sale of a hotel property in the first quarter of 2017, $4 million related to the gain on the sale of an apartment property in the second quarter of 2016 and $6 million related to the gain on the sale of a hotel in the second quarter of 2015. All three properties were owned by an 80%-owned subsidiary of GAI.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In the fourth quarter of 2017, AFG adopted Accounting Standards Update (“ASU”) 2017-04, which simplifies the test for goodwill impairment. Under the previous guidance, if the quantitative test for impairment indicated that the carrying value of a reporting unit exceeded its fair value, an entity had to perform procedures to determine the fair value (at the impairment testing date) of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the new guidance, an impairment charge is measured as the excess of the reporting unit’s carrying value over its fair value (up to the full amount of the goodwill). Because the annual impairment testing of AFG’s goodwill in 2017 did not require quantitative testing, the implementation of the new guidance had no impact on AFG’s results of operations or financial position. In addition, AFG does not expect the new guidance to have a material effect on its results of operations or financial position in future periods.

See Note A — “Accounting Policies — Income Taxes” to the financial statements for a discussion of accounting guidance adopted effective December 31, 2017, which allows the reclassification of amounts stranded in accumulated other comprehensive income from accounting for the Tax Cuts and Jobs Act of 2017 to retained earnings.

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

See Note B — “Acquisitions and Sale of Businesses” to the financial statements for a discussion of accounting guidance adopted on January 1, 2015, that impacts the determination of when a component of an entity qualifies for presentation as a discontinued operation.

See Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for a discussion of accounting guidance adopted for annual reporting beginning in 2016, which requires additional disclosures about the liability for unpaid losses and loss adjustment expenses (including accident year information).

ACCOUNTING STANDARDS TO BE ADOPTED

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities which, among other things, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net earnings, clarifies that the need for a valuation allowance on a deferred tax asset related to available for sale securities should be evaluated with other deferred tax assets and modifies disclosure requirements for financial instruments. AFG will be required to adopt the updated guidance effective January 1, 2018 (early adoption is not permitted). Although recording changes in the fair value of investments in equity securities in net earnings will result in more volatility in AFG’s Statement of Earnings, it is not expected to have a material effect on the carrying value of AFG’s investments or on overall shareholders’ equity as AFG’s investments in equity securities are currently carried at fair value through accumulated other comprehensive income. At the date of adoption, the net unrealized gain on equity securities included in AOCI will be reclassified to retained earnings in the Balance Sheet as the cumulative effect of an accounting change.

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

Fixed Maturity Portfolio   In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in market interest rates. AFG’s fixed maturity portfolio is comprised of primarily fixed-rate investments with intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG’s insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. AFG’s annuity and run-off long-term care and life operations attempt to align the duration of their invested assets to the projected cash flows of policyholder liabilities.

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

	2017	2016
Fair value of fixed maturity portfolio	$38,727	$34,903
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,936)	$(1,745)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750	700
Estimated pretax impact on accumulated other comprehensive income	(1,186)	(1,045)
Deferred income tax (*)	249	366
Estimated after-tax impact on accumulated other comprehensive income	$(937)	$(679)

(*)	Reflects a U.S. corporate tax rate of 21% for the December 31, 2017 illustration and 35% for December 31, 2016.

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at December 31, 2017. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment-grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2017, approximately 77% of the municipal bond portfolio was held in revenue bonds, with the remaining 23% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In 2003, AFG began issuing products with guaranteed minimum interest rates (“GMIRs”) of less than 2%; almost all new business since late 2010 has been issued at a 1% GMIR. At December 31, 2017, AFG could reduce the average crediting rate on approximately $25 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 92 basis points (on a weighted average basis).

As presented in Item 7 — Management’s Discussion and Analysis — “Results of Operations — Annuity Segment — Years ended December 31, 2017, 2016 and 2015 — Net Spread on Fixed Annuities,” the interest credited rate as a percent of fixed annuity benefits accumulated on AFG’s in-force block of fixed annuities was 2.01% for the year ended December 31, 2017. Management estimates that the interest credited rate on this in-force business will range from 2.00% to 2.10% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and other withdrawals and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

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

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2017	$2,655	$3,071	$3,481	$4,121	$4,343	$20,982	$38,653	$32,461
2016	2,523	2,856	3,131	3,442	3,747	18,305	34,004	28,932

(*)	Fair value of annuity benefits accumulated excluding life contingent annuities in the payout phase (carrying value of $206 million at December 31, 2017 and $204 million at December 31, 2016).

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. See Note D — “Fair Value Measurements” and Note F — “Derivatives” to the financial statements for a discussion of these derivatives.
Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2017			December 31, 2016
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2018	$—	—%	2017	$—	—%
2019	—	—%	2018	—	—%
2020	—	—%	2019	350	9.9%	(*)
2021	—	—%	2020	—	—%
2022	—	—%	2021	—	—%
Thereafter	1,318	4.6%	Thereafter	958	5.3%
Total	$1,318	4.6%	Total	$1,308	6.5%

Fair Value	$1,354		Fair Value	$1,356

(*)
In June 2015, AFG entered into an interest rate swap that effectively converts its 9-7/8% Senior Notes due 2019 to a floating rate of three-month LIBOR plus 8.099% (9.0624% at December 31, 2016). The 9-7/8% Senior Notes appear in the table above at December 31, 2016 (at the contractual 9-7/8% interest rate) because the notes themselves are fixed-rate obligations. The swap was terminated in December 2017 contemporaneously with the redemption of the 9-7/8% Senior Notes.

ITEM 8

Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note N to the Consolidated Financial Statements.

ITEM 9A

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2017. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2017, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Financial Group, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1961.
Cincinnati, Ohio
February 23, 2018

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$2,338	$2,107
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $37,038 and $33,735)	38,379	34,544
Fixed maturities, trading at fair value	348	359
Equity securities, available for sale at fair value (cost — $1,321 and $1,351)	1,600	1,502
Equity securities, trading at fair value	62	56
Mortgage loans	1,125	1,147
Policy loans	184	192
Equity index call options	701	492
Real estate and other investments	1,311	1,034
Total cash and investments	46,048	41,433
Recoverables from reinsurers	3,369	2,737
Prepaid reinsurance premiums	600	539
Agents’ balances and premiums receivable	1,146	997
Deferred policy acquisition costs	1,216	1,239
Assets of managed investment entities	4,902	4,765
Other receivables	1,030	908
Variable annuity assets (separate accounts)	644	600
Other assets	1,504	1,655
Goodwill	199	199
Total assets	$60,658	$55,072

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,678	$8,563
Unearned premiums	2,410	2,171
Annuity benefits accumulated	33,316	29,907
Life, accident and health reserves	658	691
Payable to reinsurers	743	634
Liabilities of managed investment entities	4,687	4,549
Long-term debt	1,301	1,283
Variable annuity liabilities (separate accounts)	644	600
Other liabilities	1,887	1,755
Total liabilities	55,324	50,153

Redeemable noncontrolling interests	3	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,275,460 and 86,924,399 shares outstanding	88	87
Capital surplus	1,181	1,111
Retained earnings	3,248	3,343
Accumulated other comprehensive income, net of tax	813	375
Total shareholders’ equity	5,330	4,916
Noncontrolling interests	1	3
Total equity	5,331	4,919
Total liabilities and equity	$60,658	$55,072

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2017	2016	2015
Revenues:
Property and casualty insurance net earned premiums	$4,579	$4,328	$4,224
Life, accident and health net earned premiums	22	24	104
Net investment income	1,831	1,696	1,633
Realized gains (losses) on:
Securities (*)	5	19	(19)
Subsidiaries	—	2	(161)
Income (loss) of managed investment entities:
Investment income	210	190	155
Gain (loss) on change in fair value of assets/liabilities	12	15	(34)
Other income	206	224	243
Total revenues	6,865	6,498	6,145

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,955	2,762	2,695
Commissions and other underwriting expenses	1,407	1,349	1,320
Annuity benefits	892	800	732
Life, accident and health benefits	26	33	131
Annuity and supplemental insurance acquisition expenses	173	186	179
Interest charges on borrowed money	85	77	75
Expenses of managed investment entities	181	151	112
Other expenses	422	353	336
Total costs and expenses	6,141	5,711	5,580
Earnings before income taxes	724	787	565
Provision for income taxes	247	119	195
Net earnings, including noncontrolling interests	477	668	370
Less: Net earnings attributable to noncontrolling interests	2	19	18
Net Earnings Attributable to Shareholders	$475	$649	$352

Earnings Attributable to Shareholders per Common Share:
Basic	$5.40	$7.47	$4.02
Diluted	$5.28	$7.33	$3.94
Average number of Common Shares:
Basic	87.8	86.9	87.6
Diluted	89.8	88.5	89.4

Cash dividends per Common Share	$4.7875	$2.1525	$2.03
________________________________________
(*) Consists of the following:
Realized gains before impairments	$78	$135	$106

Losses on securities with impairment	(74)	(115)	(125)
Non-credit portion recognized in other comprehensive income (loss)	1	(1)	—
Impairment charges recognized in earnings	(73)	(116)	(125)
Total realized gains (losses) on securities	$5	$19	$(19)

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2017	2016	2015
Net earnings, including noncontrolling interests	$477	$668	$370
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	297	80	(406)
Reclassification adjustment for realized (gains) losses included in net earnings	(10)	(12)	9
Reclassification for unrealized gains of subsidiaries sold	—	—	(22)
Total net unrealized gains (losses) on securities	287	68	(419)
Net unrealized gains (losses) on cash flow hedges	(4)	(8)	1
Foreign currency translation adjustments	12	7	(14)
Pension and other postretirement plans adjustments	1	—	1
Other comprehensive income (loss), net of tax	296	67	(431)
Total comprehensive income (loss), net of tax	773	735	(61)
Less: Comprehensive income attributable to noncontrolling interests	2	24	10
Comprehensive income (loss) attributable to shareholders	$771	$711	$(71)

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2014	87,708,793	$1,240	$2,912	$727	$4,879	$175	$5,054	$—
Cumulative effect of accounting change	—	—	2	—	2	—	2	—
Net earnings	—	—	352	—	352	18	370	—
Other comprehensive loss	—	—	—	(423)	(423)	(8)	(431)	—
Dividends on Common Stock	—	—	(178)	—	(178)	—	(178)	—
Shares issued:
Exercise of stock options	1,475,202	47	—	—	47	—	47	—
Restricted stock awards	171,130	—	—	—	—	—	—	—
Other benefit plans	111,681	7	—	—	7	—	7	—
Dividend reinvestment plan	26,167	2	—	—	2	—	2	—
Stock-based compensation:
Expense	—	21	—	—	21	—	21	—
Excess tax benefits	—	12	—	—	12	—	12	—
Shares acquired and retired	(1,955,186)	(27)	(99)	—	(126)	—	(126)	—
Shares exchanged — benefit plans	(45,765)	(1)	(2)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(17,570)	—	—	—	—	—	—	—
Other	—	—	—	—	—	(7)	(7)	—
Balance at December 31, 2015	87,474,452	$1,301	$2,987	$304	$4,592	$178	$4,770	$—
Net earnings	—	—	649	—	649	19	668	—
Other comprehensive income	—	—	—	62	62	5	67	—
Dividends on Common Stock	—	—	(187)	—	(187)	—	(187)	—
Shares issued:
Exercise of stock options	958,344	32	—	—	32	—	32	—
Restricted stock awards	318,940	—	—	—	—	—	—	—
Other benefit plans	95,875	7	—	—	7	—	7	—
Dividend reinvestment plan	25,516	2	—	—	2	—	2	—
Stock-based compensation expense	—	22	—	—	22	—	22	—
Shares acquired and retired	(1,911,976)	(29)	(104)	—	(133)	—	(133)	—
Shares exchanged — benefit plans	(32,707)	—	(2)	—	(2)	—	(2)	—
Forfeitures of restricted stock	(4,045)	—	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	(137)	—	9	(128)	(187)	(315)	—
Other	—	—	—	—	—	(12)	(12)	—
Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919	$—
Net earnings	—	—	475	—	475	2	477	—
Other comprehensive income	—	—	—	296	296	—	296	—
Impact of the U.S. corporate tax rate change on AOCI	—	—	(145)	145	—	—	—	—
Dividends on Common Stock	—	—	(421)	—	(421)	—	(421)	—
Shares issued:
Exercise of stock options	1,020,986	34	—	—	34	—	34	—
Restricted stock awards	232,250	—	—	—	—	—	—	—
Other benefit plans	99,588	10	—	—	10	—	10	—
Dividend reinvestment plan	42,572	4	—	—	4	—	4	—
Stock-based compensation expense	—	24	—	—	24	—	24	—
Shares exchanged — benefit plans	(37,718)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(6,617)	—	—	—	—	—	—	—
Sale of redeemable noncontrolling interests	—	—	—	(3)	(3)	—	(3)	3
Other	—	—	—	—	—	(4)	(4)	—
Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2017	2016	2015
Operating Activities:
Net earnings, including noncontrolling interests	$477	$668	$370
Adjustments:
Depreciation and amortization	107	134	134
Annuity benefits	892	800	732
Realized (gains) losses on investing activities	(23)	(61)	100
Net sales of trading securities	17	79	10
Deferred annuity and life policy acquisition costs	(225)	(230)	(224)
Change in:
Reinsurance and other receivables	(963)	(315)	(10)
Other assets	13	(467)	(13)
Insurance claims and reserves	1,321	533	451
Payable to reinsurers	109	43	(54)
Other liabilities	(18)	265	12
Managed investment entities’ assets/liabilities	60	(279)	(190)
Other operating activities, net	37	(20)	35
Net cash provided by operating activities	1,804	1,150	1,353

Investing Activities:
Purchases of:
Fixed maturities	(9,485)	(7,537)	(7,201)
Equity securities	(182)	(207)	(570)
Mortgage loans	(254)	(341)	(213)
Equity index call options and other investments	(831)	(738)	(534)
Real estate, property and equipment	(109)	(49)	(102)
Proceeds from:
Maturities and redemptions of fixed maturities	6,105	4,713	3,333
Repayments of mortgage loans	215	262	265
Sales of fixed maturities	392	641	321
Sales of equity securities	216	348	364
Sales and settlements of equity index call options and other investments	789	319	374
Sales of real estate, property and equipment	55	55	117
Sales of businesses	—	—	7
Cash and cash equivalents of businesses sold	—	—	(49)
Managed investment entities:
Purchases of investments	(2,979)	(2,254)	(1,530)
Proceeds from sales and redemptions of investments	2,774	1,890	855
Other investing activities, net	2	(83)	(10)
Net cash used in investing activities	(3,292)	(2,981)	(4,573)

Financing Activities:
Annuity receipts	4,341	4,585	4,485
Annuity surrenders, benefits and withdrawals	(2,405)	(2,275)	(2,025)
Net transfers from variable annuity assets	54	42	43
Additional long-term borrowings	712	302	145
Reductions of long-term debt	(745)	(18)	(192)
Issuances of managed investment entities’ liabilities	2,731	2,293	1,026
Retirements of managed investment entities’ liabilities	(2,585)	(1,600)	(136)
Issuances of Common Stock	37	35	61
Repurchases of Common Stock	—	(133)	(126)
Cash dividends paid on Common Stock	(417)	(185)	(176)
Acquisition of noncontrolling interests in subsidiary	—	(315)	—
Other financing activities, net	(4)	(13)	(8)
Net cash provided by financing activities	1,719	2,718	3,097
Net Change in Cash and Cash Equivalents	231	887	(123)
Cash and cash equivalents at beginning of year	2,107	1,220	1,343
Cash and cash equivalents at end of year	$2,338	$2,107	$1,220
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

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2017, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2017 or 2016.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which, among other things, will require all equity securities currently classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net earnings, instead of AOCI. AFG will be required to adopt this guidance effective January 1, 2018. At the date of adoption, the $221 million net unrealized gain on equity securities included in AOCI as of December 31, 2017 will be reclassified to retained earnings as the cumulative effect of an accounting change.

Premiums and discounts on fixed maturity securities are amortized using the effective interest method. Mortgage-backed securities (“MBS”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Prior to the adoption of new guidance effective January 1, 2015, measuring both the CLO assets and CLO liabilities at separately determined fair values resulted in a difference between the carrying value of the CLO assets and the carrying value of the CLO liabilities that was not attributable to AFG’s ownership interest in the CLOs. This difference was recorded as “appropriated retained earnings — managed investment entities” in AFG’s Balance Sheet. In accordance with the guidance adopted in 2015, the amount reported as “appropriated retained earnings — managed investment entities” at December 31, 2014 was reclassified to “liabilities of managed investment entities” on January 1, 2015 as the cumulative effect of an accounting change.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In addition, reserves for traditional life and long-term care policies are subject to adjustment for loss recognition charges that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in unrealized gains (losses) on marketable securities, a component of AOCI in AFG’s Balance Sheet.

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

Noncontrolling Interests   For balance sheet purposes, noncontrolling interests represent the interests of shareholders other than AFG in consolidated entities. In the statement of earnings, net earnings and losses attributable to noncontrolling interests represents such shareholders’ interest in the earnings and losses of those entities. Noncontrolling interests that are redeemable at the option of the holder are presented separately in the mezzanine section of the balance sheet (between liabilities and equity).

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

The effect of a change in tax rates on deferred tax assets and liabilities is recorded in net earnings in the period that includes the enactment date. This includes the impact on deferred tax assets or liabilities established through AOCI, which results in an amount equal to the difference between the deferred tax at the historical corporate rate and the newly enacted rate stranded in AOCI. As permitted under guidance adopted effective December 31, 2017 (ASU 2018-02), AFG reclassified the $145 million stranded in AOCI from accounting for the Tax Cuts and Jobs Act of 2017 to retained earnings at December 31, 2017. See Note L — “Income Taxes” for further information.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In the fourth quarter of 2016, AFG early adopted ASU 2016-09, which, among other things, requires excess tax benefits or deficiencies for share-based payments to be recorded through income tax expense in the statement of earnings instead of directly to capital surplus (as required under the previous guidance). As a result, AFG’s Statement of Earnings includes a tax benefit of $17 million in 2017 and $9 million in 2016 that under the previous guidance would have been recorded directly to capital surplus. In addition, the new guidance allows entities to elect to account for forfeitures of awards when they occur rather than accruing expense based on an estimate of expected forfeitures (as required under the previous guidance). AFG has elected to account for forfeitures as they occur. The resulting cumulative effect of accounting change of less than $1 million was recorded directly to retained earnings on January 1, 2016.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2017 – 2.0 million, 2016 – 1.6 million and 2015 – 1.8 million.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2017 – none, 2016 – 0.4 million and 2015 – 1.1 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2017, 2016 and 2015 periods.

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

Revenue Recognition Guidance Effective in 2018 In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when (or as) the entity satisfies a performance obligation under the contract. The new guidance also updates the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Revenue recognition for insurance contracts and financial instruments, which are AFG’s primary sources of revenue, is excluded from the scope of the new guidance. AFG will adopt the new guidance effective January 1, 2018. Because the new guidance would have applied to 2% of AFG’s 2017 consolidated revenues and the impact of the new guidance on the recognition of those revenues would not have been material, management does not expect the new guidance to have a material impact on AFG’s results of operations and financial position.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

B.     Acquisitions and Sale of Businesses

Neon Lloyd’s Business   On December 29, 2017, AFG completed the sale of an indirect noncontrolling interest in Neon, its United Kingdom-based Lloyd’s insurer, to certain Neon executives for cash equal to the fair value of the interest sold as determined by a third-party valuation firm. Because AFG continues to have a controlling interest in Neon, the sale was accounted for as an equity transaction with the excess of the carrying value of the net assets attributable to the noncontrolling interest sold over the consideration received recorded as a $3 million reduction in AFG’s Capital Surplus. As discussed in Note L — “Income Taxes,” the sale of the noncontrolling interest also resulted in the recognition of a $56 million tax benefit, including a $48 million tax benefit previously deferred in the 2016 restructuring of the Neon Lloyd’s operations.

Acquisition of Noncontrolling Interest in National Interstate Corporation   On November 10, 2016, AFG acquired the 49% of National Interstate Corporation (“NATL”) not previously owned by AFG’s wholly-owned subsidiary, Great American Insurance Company for $315 million ($32.00 per share) in a merger transaction. In addition, NATL paid a one-time special cash dividend of $0.50 per share to its shareholders immediately prior to the merger closing ($5 million was paid to noncontrolling shareholders). Expenses related to the merger were approximately $10 million and were expensed as incurred.

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

Sale of Long-term Care Business In December 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business (which was included in the run-off long-term care and life segment) to HC2 Holdings, Inc. (“HC2”) for approximately $13 million in net proceeds. AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. The legal entities involved in the transaction, United Teacher Associates Insurance Company (“UTA”) and Continental General Insurance Company (“CGIC”), contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Following the sale of these subsidiaries, AFG has only a small block of long-term care insurance (1,600 policies) with approximately $39 million in reserves at December 31, 2017. AFG had ceased new sales of long-term care insurance in January 2010, but continued to accept renewal premiums on its outstanding policies, which are guaranteed renewable.

In addition to the net proceeds received at closing and the $13 million of potential additional proceeds in the future from the release of statutory liabilities, AFG received a total of $97 million in tax benefits in 2016 related to the sale through reduced estimated tax payments and a tax refund resulting from the carryback of the tax-basis capital loss. The receivables for these tax benefits were reflected in AFG’s financial statements at December 31, 2015.

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

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

Year ended
December 31, 2015
Life, accident and health net earned premiums:
Long-term care	$73
Life operations	11
Net investment income	73
Realized gains (losses) on securities and other income	(11)
Total revenues	146
Annuity benefits	8
Life, accident and health benefits:
Long-term care	91
Life operations	11
Annuity and supplemental insurance acquisition expenses	12
Other expenses	16
Total costs and expenses	138
Earnings before income taxes	$8

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

Sales of property and casualty insurance outside of the United States represented 5% of AFG’s revenues in 2017 and 4% of AFG’s revenues in 2016 and 2015.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2017	2016	2015
Assets
Property and casualty insurance (a)	$17,171	$15,574	$14,689
Annuity	37,179	33,409	29,865
Run-off long-term care and life	730	752	772
Other	5,578	5,337	4,511
Total assets	$60,658	$55,072	$49,837

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,711	$1,662	$1,599
Specialty casualty	2,186	2,006	2,011
Specialty financial	576	557	517
Other specialty	106	103	97
Total premiums earned	4,579	4,328	4,224
Net investment income	362	350	319
Other income (b)	28	51	78
Total property and casualty insurance	4,969	4,729	4,621
Annuity:
Net investment income	1,458	1,356	1,224
Other income	103	103	98
Total annuity	1,561	1,459	1,322
Run-off long-term care and life (c)	47	49	188
Other	283	240	194
Total revenues before realized gains (losses)	6,860	6,477	6,325
Realized gains (losses) on securities	5	19	(19)
Realized gains (losses) on subsidiaries	—	2	(161)
Total revenues	$6,865	$6,498	$6,145

(a)	Not allocable to sub-segments.

(b)
Includes income of $32 million (before noncontrolling interest) from the sale of an apartment property in 2016 and $66 million (before noncontrolling interest) from the sales of a hotel and an apartment property in 2015.

(c)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2017	2016	2015
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$154	$166	$48
Specialty casualty	104	78	146
Specialty financial	61	84	87
Other specialty	(2)	9	14
Other lines (a)	(75)	(101)	(70)
Total underwriting	242	236	225
Investment and other income, net (b)	349	341	351
Total property and casualty insurance	591	577	576
Annuity	380	368	331
Run-off long-term care and life (c)	6	2	14
Other (d)	(258)	(181)	(176)
Total earnings before realized gains (losses) and income taxes	719	766	745
Realized gains (losses) on securities	5	19	(19)
Realized gains (losses) on subsidiaries	—	2	(161)
Total earnings before income taxes	$724	$787	$565

(a)
Includes special charges to increase asbestos and environmental (“A&E”) reserves of $89 million, $36 million and $67 million in 2017, 2016 and 2015, respectively. Also includes $18 million in favorable development related to the Neon exited lines recorded in connection with a reinsurance to close transaction in 2017 and a charge of $65 million related to Neon exited lines in 2016.

(b)
Includes income of $32 million (before noncontrolling interest) from the sale of an apartment property in 2016 and $66 million (before noncontrolling interest) from the sales of a hotel and an apartment property in 2015.

(c)	AFG sold substantially all of its run-off long-term care insurance business in December 2015.

(d)
Primarily holding company interest and expenses, including losses on retirement of debt of $51 million in 2017 and $4 million in 2015, and special charges to increase A&E reserves related to AFG’s former railroad and manufacturing operations ($24 million in 2017, $5 million in 2016 and $12 million in 2015).

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

As discussed in Note A — “Accounting Policies — Managed Investment Entities,” AFG has set the carrying value of its CLO liabilities equal to the fair value of the CLO assets (which have more observable fair values) as an alternative to reporting those liabilities at separately measured fair values. As a result, the CLO liabilities are categorized within the fair value hierarchy on the same basis (proportionally) as the related CLO assets. Since the portion of the CLO liabilities allocated to Level 3 is derived from the fair value of the CLO assets, these amounts are excluded from the progression of Level 3 financial instruments.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$122	$112	$8	$242
States, municipalities and political subdivisions	—	6,975	148	7,123
Foreign government	—	127	—	127
Residential MBS	—	3,105	122	3,227
Commercial MBS	—	926	36	962
Asset-backed securities (“ABS”)	—	7,218	744	7,962
Corporate and other	30	17,662	1,044	18,736
Total AFS fixed maturities	152	36,125	2,102	38,379
Trading fixed maturities	44	304	—	348
Equity securities — AFS and trading	1,411	86	165	1,662
Assets of managed investment entities (“MIE”)	307	4,572	23	4,902
Variable annuity assets (separate accounts) (*)	—	644	—	644
Equity index call options	—	701	—	701
Other assets — derivatives	—	—	—	—
Total assets accounted for at fair value	$1,914	$42,432	$2,290	$46,636
Liabilities:
Liabilities of managed investment entities	$293	$4,372	$22	$4,687
Derivatives in annuity benefits accumulated	—	—	2,542	2,542
Other liabilities — derivatives	—	35	—	35
Total liabilities accounted for at fair value	$293	$4,407	$2,564	$7,264

December 31, 2016
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$133	$174	$8	$315
States, municipalities and political subdivisions	—	6,641	140	6,781
Foreign government	—	136	—	136
Residential MBS	—	3,445	190	3,635
Commercial MBS	—	1,468	25	1,493
Asset-backed securities	—	5,475	484	5,959
Corporate and other	29	15,484	712	16,225
Total AFS fixed maturities	162	32,823	1,559	34,544
Trading fixed maturities	30	329	—	359
Equity securities — AFS and trading	1,305	79	174	1,558
Assets of managed investment entities	380	4,356	29	4,765
Variable annuity assets (separate accounts) (*)	—	600	—	600
Equity index call options	—	492	—	492
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,877	$38,680	$1,762	$42,319
Liabilities:
Liabilities of managed investment entities	$363	$4,158	$28	$4,549
Derivatives in annuity benefits accumulated	—	—	1,759	1,759
Derivatives in long-term debt	—	(1)	—	(1)
Other liabilities — derivatives	—	30	—	30
Total liabilities accounted for at fair value	$363	$4,187	$1,787	$6,337
 (*)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The transfers between Level 1 and Level 2 for the years ended December 31, 2017, 2016 and 2015 are reflected in the table below at fair value as of the end of the reporting period (dollars in millions):

	Level 2 To Level 1 Transfers						Level 1 To Level 2 Transfers
	# of Transfers			Fair Value			# of Transfers			Fair Value
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Perpetual preferred stocks	4	6	5	$23	$35	$19	2	7	7	$11	$28	$31
Common stocks	—	3	7	—	—	80	1	2	—	—	—	—
Redeemable preferred stocks	—	—	2	—	—	11	—	—	—	—	—	—

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

Approximately 5% of the total assets carried at fair value on December 31, 2017, were Level 3 assets. Approximately 79% ($1.80 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $2.54 billion at December 31, 2017. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.0% over the risk free rate
Risk margin for uncertainty in cash flows	0.70% reduction in the discount rate
Surrenders	3% – 23% of indexed account value
Partial surrenders	2% – 10% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.6% – 8.0% of indexed account value
Budgeted option costs	2.4% – 3.6% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed annuity products with an expected range of 6% to 10% in the majority of future calendar years (3% to 23% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2017, 2016 and 2015 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	2	—	(2)	10	(2)	148
Residential MBS	190	(4)	2	1	(40)	44	(71)	122
Commercial MBS	25	2	—	15	(10)	4	—	36
Asset-backed securities	484	—	1	410	(132)	202	(221)	744
Corporate and other	712	(5)	2	606	(237)	29	(63)	1,044
Total AFS fixed maturities	1,559	(7)	7	1,032	(421)	289	(357)	2,102
Equity securities	174	(21)	10	38	(16)	—	(20)	165
Assets of MIE	29	(11)	—	9	—	—	(4)	23
Total Level 3 assets	$1,762	$(39)	$17	$1,079	$(437)	$289	$(381)	$2,290

Embedded derivatives (a)	$(1,759)	$(589)	$—	$(300)	$106	$—	$—	$(2,542)
Total Level 3 liabilities (b)	$(1,759)	$(589)	$—	$(300)	$106	$—	$—	$(2,542)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $25 million in 2017.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	89	—	(4)	57	(2)	—	—	140
Residential MBS	224	(4)	(2)	8	(28)	34	(42)	190
Commercial MBS	39	(1)	—	—	(7)	—	(6)	25
Asset-backed securities	470	(1)	1	50	(52)	60	(44)	484
Corporate and other	633	—	(10)	176	(100)	30	(17)	712
Total AFS fixed maturities	1,470	(14)	(14)	291	(189)	124	(109)	1,559
Equity securities	140	(12)	35	44	(28)	15	(20)	174
Assets of MIE	26	(9)	—	12	—	—	—	29
Total Level 3 assets	$1,636	$(35)	$21	$347	$(217)	$139	$(129)	$1,762

Embedded derivatives (a)	$(1,369)	$(211)	$—	$(277)	$98	$—	$—	$(1,759)
Total Level 3 liabilities (b)	$(1,369)	$(211)	$—	$(277)	$98	$—	$—	$(1,759)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $17 million in 2016.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

			Total realized/unrealized gains (losses) included in
	Bal. at Dec. 31, 2014	Impact of accounting change (b)	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of subsidiaries	Bal. at Dec. 31, 2015
AFS fixed maturities:
U.S. government agency	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15
State and municipal	100	—	—	(1)	34	(1)	2	(39)	(6)	89
Residential MBS	300	—	(11)	(1)	—	(34)	86	(88)	(28)	224
Commercial MBS	44	—	(1)	(1)	—	(2)	4	(1)	(4)	39
Asset-backed securities	226	—	1	(7)	265	(56)	53	(10)	(2)	470
Corporate and other	546	—	(5)	(9)	161	(90)	41	(5)	(6)	633
Total AFS fixed maturities	1,231	—	(16)	(19)	460	(183)	186	(143)	(46)	1,470
Equity securities	93	—	(4)	(9)	77	—	—	(17)	—	140
Assets of MIE	31	—	(11)	—	6	—	—	—	—	26
Total Level 3 assets	$1,355	$—	$(31)	$(28)	$543	$(183)	$186	$(160)	$(46)	$1,636

Liabilities of MIE	$(2,701)	$2,701	$—	$—	$—	$—	$—	$—	$—	$—
Embedded derivatives (a)	(1,160)	—	(17)	—	(257)	65	—	—	—	(1,369)
Total Level 3 liabilities	$(3,861)	$2,701	$(17)	$—	$(257)	$65	$—	$—	$—	$(1,369)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $28 million in 2015.

(b)	The impact of implementing new guidance adopted in 2015, as discussed in Note A — “Accounting Policies — Managed Investment Entities.”

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2017
Financial assets:
Cash and cash equivalents	$2,338	$2,338	$2,338	$—	$—
Mortgage loans	1,125	1,119	—	—	1,119
Policy loans	184	184	—	—	184
Total financial assets not accounted for at fair value	$3,647	$3,641	$2,338	$—	$1,303
Financial liabilities:
Annuity benefits accumulated (*)	$33,110	$32,461	$—	$—	$32,461
Long-term debt	1,301	1,354	—	1,351	3
Total financial liabilities not accounted for at fair value	$34,411	$33,815	$—	$1,351	$32,464

2016
Financial assets:
Cash and cash equivalents	$2,107	$2,107	$2,107	$—	$—
Mortgage loans	1,147	1,146	—	—	1,146
Policy loans	192	192	—	—	192
Total financial assets not accounted for at fair value	$3,446	$3,445	$2,107	$—	$1,338
Financial liabilities:
Annuity benefits accumulated (*)	$29,703	$28,932	$—	$—	$28,932
Long-term debt	1,284	1,356	—	1,353	3
Total financial liabilities not accounted for at fair value	$30,987	$30,288	$—	$1,353	$28,935

(*)	Excludes $206 million and $204 million of life contingent annuities in the payout phase at December 31, 2017 and 2016, respectively.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities and equity securities at December 31 consisted of the following (in millions):

	2017					2016
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$244	$1	$(3)	$(2)	$242	$315	$3	$(3)	$—	$315
States, municipalities and political subdivisions	6,887	254	(18)	236	7,123	6,650	200	(69)	131	6,781
Foreign government	124	3	—	3	127	131	5	—	5	136
Residential MBS	2,884	349	(6)	343	3,227	3,367	281	(13)	268	3,635
Commercial MBS	927	36	(1)	35	962	1,446	49	(2)	47	1,493
Asset-backed securities	7,836	142	(16)	126	7,962	5,962	43	(46)	(3)	5,959
Corporate and other	18,136	638	(38)	600	18,736	15,864	473	(112)	361	16,225
Total fixed maturities	$37,038	$1,423	$(82)	$1,341	$38,379	$33,735	$1,054	$(245)	$809	$34,544

Equity Securities:
Common stocks	$786	$263	$(22)	$241	$1,027	$879	$160	$(23)	$137	$1,016
Perpetual preferred stocks	535	39	(1)	38	573	472	21	(7)	14	486
Total equity securities	$1,321	$302	$(23)	$279	$1,600	$1,351	$181	$(30)	$151	$1,502

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2017 and December 31, 2016, respectively, were $158 million and $189 million. Gross unrealized gains on such securities at December 31, 2017 and December 31, 2016 were $137 million and $130 million, respectively. Gross unrealized losses on such securities at December 31, 2017 and December 31, 2016 were $4 million and $3 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

2017
Fixed maturities:
U.S. Government and government agencies	$—	$55	100%	$(3)	$123	98%
States, municipalities and political subdivisions	(8)	825	99%	(10)	431	98%
Foreign government	—	4	100%	—	—	—%
Residential MBS	(1)	118	99%	(5)	118	96%
Commercial MBS	(1)	67	99%	—	—	—%
Asset-backed securities	(7)	1,195	99%	(9)	299	97%
Corporate and other	(20)	2,031	99%	(18)	603	97%
Total fixed maturities	$(37)	$4,295	99%	$(45)	$1,574	97%

Equity securities:
Common stocks	$(22)	$117	84%	$—	$—	—%
Perpetual preferred stocks	—	41	100%	(1)	13	93%
Total equity securities	$(22)	$158	88%	$(1)	$13	93%

2016
Fixed maturities:
U.S. Government and government agencies	$(1)	$153	99%	$(2)	$8	80%
States, municipalities and political subdivisions	(64)	2,289	97%	(5)	44	90%
Residential MBS	(7)	502	99%	(6)	162	96%
Commercial MBS	(2)	121	98%	—	—	—%
Asset-backed securities	(29)	1,737	98%	(17)	634	97%
Corporate and other	(93)	3,849	98%	(19)	312	94%
Total fixed maturities	$(196)	$8,651	98%	$(49)	$1,160	96%

Equity securities:
Common stocks	$(23)	$215	90%	$—	$—	—%
Perpetual preferred stocks	(6)	135	96%	(1)	6	86%
Total equity securities	$(29)	$350	92%	$(1)	$6	86%

At December 31, 2017, the gross unrealized losses on fixed maturities of $82 million relate to 841 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 78% of the gross unrealized loss and 90% of the fair value.

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

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. During 2017, AFG recorded $1 million in other-than-temporary impairment charges related to its residential MBS.

In 2017, AFG recorded approximately $19 million and $4 million in other-than-temporary impairment charges related to other fixed maturities (other than residential MBS securities) and other investments, respectively.

AFG recorded $55 million in other-than-temporary impairment charges on common stocks in 2017. At December 31, 2017, the gross unrealized losses on common stocks of $22 million relate to 16 securities, none of which has been in an unrealized loss position for more than 12 months.

AFG recorded $9 million in other-than-temporary impairment charges on preferred stock in 2017. At December 31, 2017, the gross unrealized losses on preferred stocks of $1 million relate to 7 securities. Three preferred stocks have been in an unrealized loss position for 12 months or more and all are investment grade rated.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2017. As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities currently classified as “available for sale” will be required to be carried at fair value through net earnings instead of accumulated other comprehensive income and will therefore no longer be evaluated for other-than-temporary impairment.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2017	2016	2015
Balance at January 1	$153	$160	$170
Additional credit impairments on:
Previously impaired securities	1	2	1
Securities without prior impairments	3	1	2
Reductions due to:
Sales or redemptions	(12)	(10)	(9)
Sale of subsidiaries	—	—	(4)
Balance at December 31	$145	$153	$160

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2017 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$746	$759	2%
After one year through five years	6,730	6,939	18%
After five years through ten years	13,235	13,662	35%
After ten years	4,680	4,868	13%
	25,391	26,228	68%
ABS (average life of approximately 5 years)	7,836	7,962	21%
MBS (average life of approximately 4.5 years)	3,811	4,189	11%
Total	$37,038	$38,379	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2017 or 2016.

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

	Pretax	Deferred Tax	Net
December 31, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$1,082	$(227)	$855
Fixed maturities — all other	259	(55)	204
Total fixed maturities	1,341	(282)	1,059
Equity securities (b)	279	(58)	221
Total investments	1,620	(340)	1,280
Deferred policy acquisition costs — annuity segment	(433)	91	(342)
Annuity benefits accumulated	(137)	29	(108)
Unearned revenue	13	(3)	10
Total net unrealized gain on marketable securities	$1,063	$(223)	$840

December 31, 2016
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$640	$(224)	$416
Fixed maturities — all other	169	(59)	110
Total fixed maturities	809	(283)	526
Equity securities (b)	151	(53)	98
Total investments	960	(336)	624
Deferred policy acquisition costs — annuity segment	(273)	96	(177)
Annuity benefits accumulated	(78)	27	(51)
Unearned revenue	13	(5)	8
Total net unrealized gain on marketable securities	$622	$(218)	$404

(a)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

(b)
As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities currently classified as “available for sale” will be required to be carried at fair value through net earnings instead of AOCI.

Real Estate and Other Investments Real estate and other investments on AFG’s Balance Sheet includes the following at December 31 (in millions):

	2017	2016
Limited partnerships and similar investments accounted for using the equity method	$999	$688
Directly owned real estate	164	197
Other investments	148	149
Total real estate and other investments	$1,311	$1,034

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2017	2016	2015
Investment income:
Fixed maturities	$1,607	$1,510	$1,461
Equity securities	79	81	76
Equity in earnings of partnerships and similar investments	64	44	27
Other	102	81	87
Gross investment income	1,852	1,716	1,651
Investment expenses	(21)	(20)	(18)
Net investment income	$1,831	$1,696	$1,633

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	2017				2016
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$17	$(20)	$(3)	$532	$36	$(38)	$(2)	$90
Equity securities	70	(64)	6	128	106	(93)	13	67
Mortgage loans and other investments	(6)	(4)	(10)	—	—	—	—	—
Other (*)	(3)	15	12	(219)	(7)	15	8	(52)
Total pretax	78	(73)	5	441	135	(116)	19	105
Tax effects	(27)	25	(2)	(5)	(48)	41	(7)	(37)
Noncontrolling interests	—	—	—	—	(2)	3	1	4
Net of tax and noncontrolling interests	$51	$(48)	$3	$436	$85	$(72)	$13	$72

	2015
	Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$19	$(43)	$(24)	$(941)
Equity securities	94	(94)	—	(134)
Mortgage loans and other investments	(2)	(3)	(5)	—
Other (*)	(5)	15	10	430
Total pretax	106	(125)	(19)	(645)
Tax effects	(38)	45	7	226
Noncontrolling interests	(2)	2	—	8
Net of tax and noncontrolling interests	$66	$(78)	$(12)	$(411)

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity and equity security investment transactions consisted of the following (in millions):

	2017	2016	2015
Fixed maturities:
Gross gains	$43	$55	$38
Gross losses	(20)	(10)	(7)
Equity securities:
Gross gains	87	110	99
Gross losses	(17)	(4)	(5)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2017		December 31, 2016
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$105	$—	$107	$—
Public company warrants	Equity securities	4	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	2,542	—	1,759
Equity index call options	Equity index call options	701	—	492	—
Reinsurance contract (embedded derivative)	Other liabilities	—	4	—	8
		$810	$2,546	$603	$1,767

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

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from certain of its counterparties to support its purchased call option assets. This collateral ($389 million at December 31, 2017 and $380 million at December 31, 2016) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for 2017, 2016 and 2015 (in millions):

Derivative	Statement of Earnings Line	2017	2016	2015
MBS with embedded derivatives	Realized gains (losses) on securities	$(6)	$(9)	$(16)
Public company warrants	Realized gains (losses) on securities	—	—	—
Fixed-indexed annuities (embedded derivative) (*)	Annuity benefits	(589)	(211)	(17)
Equity index call options	Annuity benefits	494	141	(56)
Reinsurance contracts (embedded derivative)	Net investment income	(2)	(1)	6
		$(103)	$(80)	$(83)

(*)	The change in fair value of the embedded derivative includes losses related to unlocking of actuarial assumptions of $25 million in 2017 compared to $17 million in 2016 and $28 million in 2015.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of December 31, 2017, AFG has entered into ten interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps increased to $1.58 billion at December 31, 2017 compared to $1.08 billion at December 31, 2016, reflecting three new swaps with an aggregate notional amount at issuance of $663 million entered into in 2017, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was less than $1 million at December 31, 2017 and $1 million at December 31, 2016. The fair value of the effective portion of interest rate swaps in a liability position and included in other liabilities was $31 million at December 31, 2017 and $22 million at December 31, 2016. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were $6 million in 2017, $7 million in 2016 and $6 million in 2015. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $70 million at December 31, 2017 and $60 million at December 31, 2016 is included in other assets in AFG’s Balance Sheet.

Derivative Designated and Qualifying as a Fair Value Hedge   In June 2015, AFG entered into an interest rate swap to mitigate the interest rate risk associated with its fixed-rate 9-7/8% Senior Notes due June 2019 by effectively converting the interest rate on those notes to a floating rate of three-month LIBOR plus 8.099%. In connection with redemption of the 9-7/8% Senior Notes in December 2017, AFG paid the counterparty $1 million to settle the interest rate swap.

Since the terms of the interest rate swap matched the terms of the hedged debt, changes in the fair value of the interest rate swap were offset by changes in the fair value of the hedged debt attributable to changes in interest rates. The fair value of the interest rate swap (asset of $1 million at December 31, 2016) and the offsetting adjustment to the carrying value of the 9-7/8% Senior Notes were both included in long-term debt on AFG’s Balance Sheet. Accordingly, the net impact on AFG’s earnings during the period that the swap was outstanding was that the interest expense associated with the hedged debt was effectively recorded at the floating rate. The net reduction in interest expense from the swap for 2017, 2016 and 2015 was $2 million, $3 million and $2 million, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at December 31, 2014	$221	$925	$132	$74	$1,131	$(531)	$600	$821
Additions	519	224	11	—	235	—	235	754
Amortization:
Periodic amortization	(511)	(162)	(26)	(11)	(199)	—	(199)	(710)
Annuity unlocking	—	31	4	—	35	—	35	35
Included in realized gains	—	8	1	—	9	—	9	9
Sale of subsidiaries	—	(8)	(3)	(8)	(19)	—	(19)	(19)
Foreign currency translation	(3)	—	—	—	—	—	—	(3)
Change in unrealized	—	—	—	—	—	297	297	297
Balance at December 31, 2015	226	1,018	119	55	1,192	(234)	958	1,184

Additions	535	230	9	—	239	—	239	774
Amortization:
Periodic amortization	(520)	(169)	(24)	(9)	(202)	—	(202)	(722)
Annuity unlocking	—	25	4	—	29	—	29	29
Included in realized gains	—	6	2	—	8	—	8	8
Foreign currency translation	(3)	—	—	—	—	—	—	(3)
Change in unrealized	—	—	—	—	—	(31)	(31)	(31)
Balance at December 31, 2016	238	1,110	110	46	1,266	(265)	1,001	1,239

Additions	588	225	4	—	229	—	229	817
Amortization:
Periodic amortization	(556)	(161)	(19)	(8)	(188)	—	(188)	(744)
Annuity unlocking	—	34	6	1	41	—	41	41
Included in realized gains	—	9	1	—	10	—	10	10
Foreign currency translation	—	—	—	—	—	—	—	—
Other	—	—	—	10	10	—	10	10
Change in unrealized	—	—	—	—	—	(157)	(157)	(157)
Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216

(*)	Unrealized adjustments to DPAC includes net unrealized gains/losses on securities and net unrealized gains/losses on cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $141 million and $134 million of accumulated amortization at December 31, 2017 and 2016, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-eighth of the balance at the beginning of each respective year.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $215 million (including $130 million invested in the most subordinate tranches) at December 31, 2017, and $216 million at December 31, 2016.

In 2017, AFG formed two new CLOs, which issued an aggregate of $865 million face amount of liabilities (including $48 million face amount purchased by subsidiaries of AFG). During 2017, AFG subsidiaries also purchased $71 million face amount of senior debt and subordinate tranches of existing CLOs for $71 million. During 2017, AFG subsidiaries received $103 million in sale and redemption proceeds from its CLO investments. In 2016, AFG formed two new CLOs, which issued an aggregate of $866 million face amount of liabilities (including $64 million face amount purchased by subsidiaries of AFG). During 2016, AFG subsidiaries also purchased $24 million face amount of senior debt and subordinate tranches of existing CLOs for $17 million. During 2016, AFG subsidiaries also received $115 million in sale and redemption proceeds from its CLO investments. In 2015, AFG formed two new CLOs, which issued an aggregate of $869 million face amount of liabilities (including $81 million face amount purchased by subsidiaries of AFG). In 2017, two AFG CLOs were substantially liquidated, as permitted by the CLO indentures.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2017	2016	2015
Investment in CLO tranches	$215	$216	$266
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(8)	131	(116)
Liabilities	20	(116)	82
Management fees paid to AFG	18	17	15
CLO earnings (losses) attributable to AFG Shareholders (b)	23	37	(6)

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $55 million and $75 million at December 31, 2017 and 2016. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $118 million and $159 million at those dates. The CLO assets include loans with an aggregate fair value of $1 million at both December 31, 2017 and December 31, 2016, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million and $10 million at those dates, respectively).

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2015, 2016 and 2017, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2015	$168	$33	$201
Sale of subsidiaries in 2015	—	(2)	(2)
Balance at December 31, 2015, December 31, 2016 and December 31, 2017	$168	$31	$199

Goodwill decreased by $2 million in the fourth quarter of 2015 due to the sale of UTA and CGIC as discussed in Note B — “Acquisitions and Sale of Businesses.”

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Included in other assets in AFG’s Balance Sheet is $26 million at December 31, 2017 and $34 million at December 31, 2016 of amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $30 million and $25 million, respectively. Amortization of intangibles was $8 million in each of 2017, 2016 and 2015. Future amortization of intangibles (weighted average amortization period of 3 years) is estimated to be $8 million per year in each of 2018 through 2020 and $2 million in 2021.

J.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2017			2016
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$—	$—	$—
3.50% Senior Notes due August 2026	425	(5)	420	300	(3)	297
9-7/8% Senior Notes due June 2019	—	—	—	350	(1)	349
6-3/8% Senior Notes due June 2042	—	—	—	230	(7)	223
5-3/4% Senior Notes due August 2042	—	—	—	125	(4)	121
Other	3	—	3	3	—	3
	1,018	(7)	1,011	1,008	(15)	993

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,318	$(17)	$1,301	$1,308	$(25)	$1,283

At December 31, 2017, scheduled principal payments on debt for the subsequent five years and thereafter were as follows: 2018 — none; 2019 — none; 2020 — none; 2021 — none; 2022 — none and thereafter — $1.32 billion.

In June 2017, AFG issued $350 million in 4.50% Senior Notes due in 2047 at a price of 99.46%. The net proceeds of the offering were used to redeem AFG’s $230 million outstanding principal amount of 6-3/8% Senior Notes due June 2042 at par value and to redeem AFG’s $125 million outstanding principal amount of 5-3/4% Senior Notes due August 2042 at par value in June 2017 and August 2017, respectively.

In November 2017, AFG issued an additional $125 million of 3.50% Senior Notes due in 2026 at a price of 99.698% and $240 million of 4.50% Senior Notes due in 2047 at a price of 102.374%. The net proceeds of the offering were used to redeem AFG’s $350 million outstanding principal amount of 9-7/8% Senior Notes due in June 2019 for $388 million (including a make-whole premium of $38 million) in December 2017.

In August 2016, AFG issued $300 million in 3.50% Senior Notes due in 2026 at a price of 99.608%. The net proceeds of the offering were used to fund a portion of the November 2016 acquisition of the noncontrolling interest in NATL (discussed in Note B — “Acquisitions and Sale of Businesses”). At the acquisition date, the $18 million outstanding under NATL’s bank credit facility, including $6 million borrowed in September 2016, was repaid and the credit agreement was terminated.

In September 2015, AFG used cash on hand to redeem the $132 million in outstanding AFG 7% Senior Notes due September 2050 at par value. In November 2015, AFG issued $150 million in 6% Subordinated Debentures due in 2055. During 2015, subsidiaries of AFG repaid all of the outstanding notes secured by real estate.

To achieve a desired balance between fixed and variable rate debt, AFG entered into an interest rate swap in June 2015, which effectively converted its 9-7/8% Senior Notes to a floating rate of three-month LIBOR plus 8.099%. In December 2017, AFG settled the interest rate swap contemporaneously with the redemption of the 9-7/8% Senior Notes. At December 31, 2016, the fair value of the interest rate swap (asset of $1 million at that date) and the offsetting adjustment to the carrying value of the notes were both included in the carrying value of the 9-7/8% Senior Notes in the table above.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2017 or December 31, 2016.

Cash interest payments on long-term debt were $85 million in 2017, $75 million in 2016 and 2015. In 2017, 2016 and 2015, AFG received $2 million, $3 million and $2 million, respectively, in interest under the interest rate swap discussed above.

K.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2017, there were 8.0 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2017	678,875	$60.90
Granted	232,250	$94.44
Vested	(145,473)	$48.76
Forfeited	(6,617)	$71.30
Outstanding at December 31, 2017	759,035	$73.40

AFG issued 47,826 shares of Common Stock (fair value of $96.13 per share) in the first quarter of 2017 and 40,336 shares (fair value of $71.05 per share) in the first quarter of 2016 under its Equity Bonus Plan.

AFG did not grant any stock options in 2017 or 2016. Options granted in years prior to 2016 have an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	4,505,101	$43.02
Exercised	(1,020,986)	$33.38
Forfeited/Cancelled	(16,775)	$55.82
Outstanding at December 31, 2017	3,467,340	$45.80	4.9 years	$218

Options exercisable at December 31, 2017	2,589,277	$42.00	4.4 years	$172

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $65 million, $38 million and $52 million, respectively. During 2017, 2016 and 2015, AFG received $33 million, $32 million and $47 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $18 million, $11 million and $16 million (including $12 million credited directly to capital surplus in 2015) during those years, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG used the Black-Scholes option pricing model to calculate the fair value of its option grants issued during 2015 (no options were granted in 2016 or 2017). The expected dividend yield is based on AFG’s current dividend rate. To determine expected volatility, AFG considers its daily historical volatility as well as implied volatility on traded options. The expected term was estimated based on historical exercise patterns and post vesting cancellations. The risk-free rate for periods associated with the expected term is based upon the U.S. Treasury yield curve in effect on the grant date.

2015
Exercise price	$63.15
Expected dividend yield	1.6%
Expected volatility	25%
Expected term (in years)	7.25
Risk-free rate	1.88%

Grant date fair value	$15.29

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2017, 2016 and 2015 was $30 million, $28 million and $27 million, respectively. AFG’s provision for income tax includes tax benefits of $27 million in 2017, $19 million in 2016 and $8 million in 2015 related to AFG’s stock incentive plans. The tax benefit of $27 million in 2017 and $19 million in 2016 includes $17 million and $9 million, respectively, that under the previous guidance would have been recorded directly to capital surplus. At December 31, 2017, there was $7 million and $31 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. The nonvested stock options and restricted stock awards amounts are expected to be recognized over a weighted average of 1.7 years and 2.6 years, respectively.

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

		Other Comprehensive Income
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Year ended December 31, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$456	$(159)	$297	$—	$297
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(15)	5	(10)	—	(10)
Total net unrealized gains on securities (b)	$404	441	(154)	287	—	287	$149	$840
Net unrealized losses on cash flow hedges	(7)	(6)	2	(4)	—	(4)	(2)	(13)
Foreign currency translation adjustments	(15)	9	3	12	—	12	(3)	(6)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(2)	(8)
Total	$375	$445	$(149)	$296	$—	$296	$142	$813

Year ended December 31, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$124	$(44)	$80	$(4)	$76
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(19)	7	(12)	(1)	(13)
Total net unrealized gains on securities (b)	$332	105	(37)	68	(5)	63	$9	$404
Net unrealized gains (losses) on cash flow hedges	1	(12)	4	(8)	—	(8)	—	(7)
Foreign currency translation adjustments	(22)	6	1	7	—	7	—	(15)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$304	$99	$(32)	$67	$(5)	$62	$9	$375

Year ended December 31, 2015
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(625)	$219	$(406)	$9	$(397)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		14	(5)	9	(1)	8
Reclassification for unrealized gains of subsidiaries sold		(34)	12	(22)	—	(22)
Total net unrealized gains (losses) on securities (b)	$743	(645)	226	(419)	8	(411)	$—	$332
Net unrealized gains on cash flow hedges	—	1	—	1	—	1	—	1
Foreign currency translation adjustments	(8)	(9)	(5)	(14)	—	(14)	—	(22)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$727	$(652)	$221	$(431)	$8	$(423)	$—	$304

(a)    The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings attributable to noncontrolling interests

(b)
Includes net unrealized gains of $68 million at December 31, 2017 compared to net unrealized gains of $52 million and $51 million at December 31, 2016 and 2015, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(c)
Other includes the December 2017 reclassification of $145 million stranded in AOCI from accounting for the Tax Cuts and Jobs Act of 2017 to retained earnings (see Note A — “Accounting Policies — Income Taxes”), and the impact on AOCI of the December 2017 sale of redeemable noncontrolling interests in Neon and the November 2016 acquisition of the noncontrolling interest in NATL (see Note B — “Acquisitions and Sale of Businesses”).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 35% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2017		2016		2015
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$724		$787		$565

Income taxes at statutory rate	$253	35%	$275	35%	$198	35%
Effect of:
Tax exempt interest	(23)	(3%)	(24)	(3%)	(27)	(5%)
Dividend received deduction	(8)	(1%)	(7)	(1%)	(8)	(1%)
Stock-based compensation	(16)	(2%)	(9)	(1%)	1	—%
Employee stock ownership plan dividend paid deduction	(5)	(1%)	(2)	—%	(1)	—%
Foreign operations	21	3%	5	—%	3	1%
Change in valuation allowance (excluding change in tax rate)	(7)	(1%)	52	7%	23	4%
Subsidiaries not in AFG’s tax return	—	—%	3	—%	2	—%
Neon restructuring	(56)	(8%)	(111)	(14%)	—	—%
Change in U.S corporate tax rate	83	11%	—	—%	—	—%
Acquisition of noncontrolling interest in NATL	—	—%	(66)	(8%)	—	—%
Other	5	1%	3	—%	4	1%
Provision for income taxes as shown in the statement of earnings	$247	34%	$119	15%	$195	35%

The favorable impact of stock-based compensation on AFG’s effective tax rate in the year ended December 31, 2017 reflects the high volume of employee stock option exercises during that period and the increase in the market price of AFG Common Stock.

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

Approximately $14 million of the $21 million impact of “foreign operations” for 2017 in the table above relates to a reduction in the “foreign underwriting losses” deferred tax asset as a result of the sale of the noncontrolling interest in Neon. Since AFG maintains a full valuation allowance against the deferred tax assets related to Neon, this reduction in deferred tax assets was offset by a corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations.

The changes in valuation allowance in the table above are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business. The $61 million decrease in the valuation allowance related to the change in the U.S. corporate tax rate is included in “Change in U.S. corporate tax rate” in table above.

In connection with the reorganization of the Neon Lloyd’s business, in December 2016, AFG undertook a restructuring that included the liquidation for tax purposes of the foreign subsidiary that is the parent of the Neon Lloyd’s operations, resulting in a taxable loss for U.S. tax purposes. AFG reported a $111 million tax benefit associated with this loss in the fourth quarter of 2016. Approximately $29 million of the $111 million tax benefit recorded in 2016 reduced current taxes payable for 2016, while the remaining tax benefit was received in 2017 from the carry-back of the tax-basis capital loss to offset capital gains in prior years. An additional loss associated with the 2016 restructuring was deferred under U.S. tax laws, resulting in an unrecognized potential tax benefit of $48 million at December 31, 2016. The sale of the noncontrolling interest in Neon resulted

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

in the recognition of an additional tax benefit of $56 million in the fourth quarter of 2017, including the recognition of the deferred loss from the 2016 restructuring. Approximately $20 million of the $56 million tax benefit recorded in 2017 reduced current taxes payable for 2017, while the majority of the remaining tax benefit will be received in 2018 from the carry-back of the tax basis capital loss to offset capital gains in prior years.

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which lowers the U.S corporate tax rate to 21% and makes other widespread changes to the U.S. tax code beginning in 2018, was enacted on December 22, 2017. Because the TCJA was enacted in December 2017, AFG recorded the $83 million decrease in its net deferred tax asset resulting from the changes in the tax code (primarily the lower corporate tax rate applicable to 2018 and future years) in the fourth quarter of 2017.

The TCJA is subject to further clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service. For example, the TCJA changes the way that companies calculate their insurance claims and reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that have not been published. The resulting transitional deferred tax liability (taxes payable over eight years under the TCJA) and offsetting increase in AFG’s insurance claims and reserves deferred tax assets, were recorded at December 31, 2017 using reasonable estimates based on available information and should be considered provisional in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”). Because the established transition liability was completely offset by an increase in related deferred tax assets, any adjustment to the provisional amount will not impact AFG’s effective tax rate. In accordance with SAB 118, the insurance claims and reserves transitional deferred tax liability (and offsetting adjustment to the related deferred tax assets) and any other changes in deferred taxes resulting from clarification and interpretation of the TCJA provided during 2018 will be recorded in the period in which the guidance is published.

As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG acquired the noncontrolling interest in NATL in November 2016. This transaction allowed NATL and its subsidiaries to become members of the AFG consolidated tax group, which resulted in a tax benefit of $66 million to AFG during the fourth quarter of 2016.

Excluding the tax benefit related to the Neon restructuring and the impact of the change in the U.S. corporate tax rate, AFG’s effective tax rate for the year ended December 31, 2017 was 31%. Excluding a $65 million charge related to the exit of certain lines of business within Neon and the tax benefits related to the acquisition of the noncontrolling interest in NATL and the Neon restructuring, AFG’s effective tax rate for the year ended December 31, 2016 was 35%.

AFG’s 2012 — 2017 tax years remain subject to examination by the IRS.

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $58 million in 2017, $160 million in 2016 and $66 million in 2015, primarily related to the Neon Lloyd’s operations.

The total income tax provision (credit) consists of (in millions):

	2017	2016	2015
Current taxes:
Federal	$153	$299	$216
State	6	12	8
Deferred taxes:
Federal	5	(192)	(29)
Impact of change in U.S. corporate tax rate	83	—	—
Total Federal deferred taxes	88	(192)	(29)
Provision for income taxes	$247	$119	$195
For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2017 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2018 - 2022	$130
Operating Loss – United Kingdom	indefinite	252	(*)
Capital Loss – U.S.	2022	109

(*)	£186 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2017			2016
	Excluding Unrealized Gains	Impact of Unrealized Gains	Total	Excluding Unrealized Gains	Impact of Unrealized Gains	Total
Deferred tax assets:
Federal net operating loss carryforwards	$27	$—	$27	$50	$—	$50
Foreign underwriting losses	80	—	80	120	—	120
Capital loss carryforwards	32	—	32	83	—	83
Insurance claims and reserves	665	29	694	774	27	801
Employee benefits	84	—	84	131	—	131
Other, net	48	(3)	45	85	(5)	80
Total deferred tax assets before valuation allowance	936	26	962	1,243	22	1,265
Valuation allowance against deferred tax assets	(109)	—	(109)	(173)	—	(173)
Total deferred tax assets	827	26	853	1,070	22	1,092
Deferred tax liabilities:
Investment securities	(1)	(340)	(341)	29	(336)	(307)
Deferred policy acquisition costs	(293)	91	(202)	(448)	96	(352)
Insurance claims and reserves transition liability	(128)	—	(128)	—	—	—
Real estate, property and equipment	(35)	—	(35)	(45)	—	(45)
Total deferred tax liabilities	(457)	(249)	(706)	(464)	(240)	(704)
Net deferred tax asset (liability)	$370	$(223)	$147	$606	$(218)	$388

AFG’s net deferred tax asset at December 31, 2017 and 2016 is included in other assets in AFG’s Balance Sheet. The decrease in AFG’s net deferred tax asset at December 31, 2017 compared to December 31, 2016 reflects the impact of the change in the U.S. corporate tax rate, partially offset by higher pretax unrealized gains on securities.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Neon Lloyd’s insurance business. Due to uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance of $80 million against these deferred tax assets at December 31, 2017. In addition to the valuation allowance related to the Neon Lloyd’s insurance business, the gross deferred tax asset has also been reduced by a $27 million valuation allowance related to AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income. Approximately $13 million of AFG’s SRLY NOLs expired unutilized at December 31, 2017. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards was offset by corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations.

AFG increased its liability for uncertain tax positions by $1 million in 2015 due to uncertainty in state taxation of its surplus lines insurance subsidiaries. In 2017, this uncertainty was resolved, resulting in total tax payments of less than $1 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2017	2016	2015
Balance at January 1	$1	$1	$—
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Settlements	(1)	—	—
Balance at December 31	$—	$1	$1

The total unrecognized tax benefits and related interest and penalties that, if recognized, would impact the effective tax rate is less than $1 million at December 31, 2017 and December 31, 2016. AFG’s provision for income taxes included a benefit of less than $1 million in 2017 and an expense of less than $1 million in 2016 and 2015 of interest (net of federal benefit or expense). AFG’s liability for interest related to unrecognized tax benefits was less than $1 million at December 31, 2017 and December 31, 2016 (net of federal benefit). AFG’s provision for income taxes in 2017 and 2016 included penalties of less than $1 million; no penalties were recorded in 2015. AFG’s liability for penalties related to unrecognized tax benefits was less than $1 million at December 31, 2017 and December 31, 2016.

Cash payments for income taxes, net of refunds, were $194 million, $308 million and $234 million for 2017, 2016 and 2015, respectively.

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

AFG completed a comprehensive external study of its asbestos and environmental (“A&E”) exposures in the third quarter of 2017 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $89 million for the property and casualty group and $24 million for the former railroad and manufacturing operations. AFG completed an in-depth internal review of its A&E exposures in the third quarter of 2016. The review resulted in special A&E charges of $36 million for the property and casualty group and $5 million for the former railroad and manufacturing operations. AFG completed a comprehensive external study of its A&E exposures in the third quarter of 2015 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $67 million for the property and casualty group and $12 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for A&E reserves was $528 million at December 31, 2017; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $125 million.

At December 31, 2017, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $81 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2017, GAFRI had a liability of $8 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

See Note B — “Acquisitions and Sale of Businesses” for a discussion of the five-year capital maintenance agreement that AFG entered into in connection with obtaining regulatory approval for the sale of substantially all of its run-off long-term care insurance business in December 2015.

While management believes AFG has recorded adequate reserves for the items discussed above, the outcome is uncertain and could result in liabilities that may vary from amounts AFG has currently recorded. Such amounts could have a material effect on AFG’s future results of operations and financial condition.

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

The following are quarterly results of consolidated operations for the two years ended December 31, 2017 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2017
Revenues	$1,576	$1,646	$1,835	$1,808	$6,865
Net earnings, including noncontrolling interests	155	145	11	166	477
Net earnings attributable to shareholders	153	145	11	166	475
Earnings attributable to shareholders per Common Share:
Basic	$1.76	$1.64	$0.13	$1.88	$5.40
Diluted	1.72	1.61	0.13	1.84	5.28
Average number of Common Shares:
Basic	87.2	87.8	88.1	88.2	87.8
Diluted	89.3	89.8	90.0	90.1	89.8
2016
Revenues	$1,475	$1,581	$1,705	$1,737	$6,498
Net earnings, including noncontrolling interests	104	63	113	388	668
Net earnings attributable to shareholders	101	54	109	385	649
Earnings attributable to shareholders per Common Share:
Basic	$1.16	$0.63	$1.25	$4.43	$7.47
Diluted	1.14	0.62	1.23	4.33	7.33
Average number of Common Shares:
Basic	86.9	86.8	86.9	86.9	86.9
Diluted	88.5	88.4	88.5	88.8	88.5

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Pretax realized gains on subsidiaries and securities (including other-than-temporary impairments), favorable (adverse) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) and the impact of derivatives related to FIAs were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Realized Gains (Losses) on Securities and Subsidiaries
2017	$3	$8	$(12)	$6	$5
2016	(18)	(14)	2	51	21

Prior Year Development Favorable (Adverse)
2017	$28	$22	$(52)	$66	$64
2016	28	(28)	(22)	(10)	(32)

Impact of Derivatives related to Fixed-indexed Annuities
2017	$(2)	$(16)	$(4)	$(11)	$(33)
2016	(31)	(26)	1	29	(27)

Adverse prior year development for the third quarters of 2017 and 2016 include pretax special charges of $89 million and $36 million, respectively, to strengthen property and casualty insurance A&E reserves. As a result of the Neon reinsurance to close agreement discussed in Note O — “Insurance,” Neon recorded $42 million in favorable development in the fourth quarter of 2017, of which $24 million related to its ongoing lines of business and $18 million related to its exited lines of business. During the second quarter of 2016, AFG recorded a pretax charge of $65 million related to Neon’s claims review of its exited lines of business, including $57 million to increase loss reserves primarily related to its medical malpractice and general liability classes.

Fixed-indexed annuities (“FIAs”) provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives that must be marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products. In the table above, the impact of changes in the fair value of the derivatives related to FIAs is presented net of an estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

AFG’s property and casualty operations recorded catastrophe losses totaling $140 million in 2017, including $107 million in the third quarter (primarily from Hurricanes Harvey, Irma and Maria and earthquakes in Mexico). Catastrophe losses for 2016 totaling $55 million were spread somewhat evenly across the four quarters.

Results include pretax gains (included in other income) of $13 million from the sale of a hotel in the first quarter of 2017 and$32 million from the sale of an apartment property in the second quarter of 2016.

Results for the third quarter of 2017 and 2016 include pretax special charges of $24 million and $5 million, respectively, to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

In 2017, AFG recorded pretax losses on the retirement of debt of $7 million in the second quarter, $4 million in the third quarter and $40 million in the fourth quarter.

Net earnings in the fourth quarter of 2017 includes $56 million in tax benefits related to the Neon restructuring. Net earnings in the fourth quarter of 2016 includes $177 million in tax benefits related to the NATL merger and Neon restructuring. See Note L — “Income Taxes.”

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

O.     Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.08 billion at December 31, 2017, were on deposit as required by regulatory authorities. In addition, $205 million was on deposit in support of AFG’s underwriting activities at Lloyd’s. At December 31, 2017, AFG and its subsidiaries had $447 million in undrawn letters of credit (none of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer, Neon.

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

In determining management’s best estimate of the ultimate liability, management (with the assistance of Company actuaries) considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, the nature and maturity of lines of insurance, general economic trends and the legal environment. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors are analyzed using actuarial reserve development techniques. Weighing all of the factors, the management team determines a single or “point” estimate that it records as its best estimate of the ultimate liability. Ranges of loss reserves are not developed by Company actuaries. This reserve analysis and review is completed each quarter and for almost every business within AFG’s property and casualty insurance sub-segments.

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

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 4.5% at both December 31, 2017 and 2016, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $15 million and $16 million at December 31, 2017 and 2016, respectively).

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2017	2016	2015
Balance at beginning of period	$8,563	$8,127	$7,872
Less reinsurance recoverables, net of allowance	2,302	2,201	2,227
Net liability at beginning of period	6,261	5,926	5,645
Provision for losses and LAE occurring in the current year	3,019	2,730	2,662
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	89	36	67
Neon exited lines charge	(18)	57	—
Other	(135)	(61)	(34)
Total losses and LAE incurred	2,955	2,762	2,695
Payments for losses and LAE of:
Current year	(942)	(841)	(828)
Prior years	(1,586)	(1,512)	(1,575)
Total payments	(2,528)	(2,353)	(2,403)
Reserves of businesses disposed (*)	—	(40)	—
Foreign currency translation and other	33	(34)	(11)
Net liability at end of period	6,721	6,261	5,926
Add back reinsurance recoverables, net of allowance	2,957	2,302	2,201
Gross unpaid losses and LAE included in the balance sheet	$9,678	$8,563	$8,127

(*)	Reflects the 2016 reinsurance to close transactions at Neon (discussed below).

The net decrease in the provision for claims of prior years in 2017 reflects (i) lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine and transportation businesses (all within the Property and transportation sub-segment), (ii) favorable reserve development of $18 million on Neon’s exited lines, as well as additional favorable development on ongoing lines of business within Neon, recorded in connection with the reinsurance to close agreement entered into in December 2017 for the 2015 and prior years of account, lower than anticipated claim severity in the workers’ compensation businesses and lower than expected losses in the executive liability business (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (both within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $89 million special charge to increase asbestos and environmental reserves, (ii) higher than expected claim frequency and severity in the ocean marine business (within the Property and transportation sub-segment), (iii) higher than anticipated claim severity in the targeted markets and general liability businesses and higher than anticipated

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

severity in New York contractor claims (all within the Specialty casualty sub-segment) and (iv) a charge to adjust to the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 (included in Other specialty sub-segment).

The net increase in the provision for claims of prior years in 2016 reflects (i) the $36 million special charge to increase asbestos and environmental reserves, (ii) reserve strengthening at National Interstate and higher than expected claim frequency in the ocean marine business (within the Property and transportation sub-segment), (iii) adverse reserve development at Neon, higher than anticipated severity in New York contractor claims, higher than anticipated claim frequency and severity in general liability insurance and higher than expected claim frequency and severity in the targeted markets business (within the Specialty casualty sub-segment) and (iv) the $57 million special charge to increase loss reserves related to Neon’s exit of its UK and international medical malpractice and general liability lines of business. This adverse development was partially offset by (i) lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine and trucking businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in workers’ compensation business, lower than expected claim severity in directors and officers liability insurance and lower than expected claim frequency and severity in excess liability business (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity and crime business, lower than expected claim frequency and severity in the surety business and lower than anticipated claim frequency in the financial institutions business (within the Specialty financial sub-segment).

The net increase in the provision for claims of prior years in 2015 reflects (i) the $67 million special charge to increase asbestos and environmental reserves, (ii) higher than expected claim severity at National Interstate and higher than anticipated claim frequency in the ocean marine business (all within the Property and transportation sub-segment) and (iii) adverse reserve development at Neon (within the Specialty casualty sub-segment). This adverse development was partially offset by (i) lower than expected claim severity in the property and inland marine business, agricultural operations and a run-off book of homebuilders business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in workers’ compensation business, lower than anticipated claim severity and frequency in excess liability insurance and lower than expected claim severity in directors and officers liability insurance (all within the Specialty casualty sub-segment), and (iii) lower than anticipated claim frequency and severity in the surety business and products for financial institutions and lower than expected claim severity in the fidelity business and run-off collateral value insurance (all within the Specialty financial sub-segment).

In December 2017, the Neon Lloyd’s syndicate entered into a reinsurance to close transaction for the 2015 and prior years of account with StarStone Underwriting Limited, a subsidiary of Enstar Group Limited, which will be effective as of December 31, 2017. In the Lloyd’s market, a reinsurance to close transaction transfers the responsibility for discharging all of the liabilities that attach to the transferred year of account plus the right to any income due to the closing year of account in return for a premium. This transaction provides Neon with finality on its legacy business. As a result of the reinsurance to close agreement, Neon was able to better estimate its ultimate liability for the 2015 and prior years of account resulting in favorable development of $42 million, of which $24 million related to its ongoing lines of business (included in Specialty casualty) and $18 million related to its exited lines of business (discussed below and included in Neon exited lines charge). In November 2016, the Neon Lloyd’s syndicate completed a similar reinsurance to close transaction with StarStone, which covered liabilities relating to the syndicate’s 2007 and prior years of account. That transaction also included a quota share of the Italian public hospital business written in Neon’s 2008 year of account and represented Neon’s complete exit from the Italian public hospital medical malpractice business.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2017
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,069
Specialty casualty	3,630
Specialty financial	221
Other specialty	278
Total Specialty (excluding foreign reserves)	5,198

Other reserves
Reserves for foreign operations:
Neon Lloyd’s business	480
Other subsidiaries	269
A&E reserves	403
Unallocated LAE	326
Other	45
Total other reserves	1,523
Total reserves, net of reinsurance	6,721

Add back reinsurance recoverables, net of allowance	2,957
Gross unpaid losses and LAE included in the balance sheet	$9,678

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2017
	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$923	$871	$852	$853	$856	$854	$855	$856	$854	$854	$1	157,164
2009		526	506	523	516	511	511	508	508	508	3	140,532
2010			702	662	668	676	679	679	683	680	6	140,634
2011				830	816	831	845	856	868	865	10	140,418
2012					890	884	897	909	922	918	19	146,630
2013						911	898	902	908	910	22	142,249
2014							868	852	841	843	38	136,882
2015								842	804	798	54	135,029
2016									771	740	110	122,112
2017										913	273	128,455
									Total	$8,029

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	% (a)
2008	$352	$706	$761	$799	$824	$835	$846	$846	$847	$848	99.3%
2009		229	348	413	456	479	493	497	499	502	98.8%
2010			328	505	556	618	649	660	665	669	98.4%
2011				373	679	742	787	821	840	847	97.9%
2012					582	725	793	841	868	883	96.2%
2013						449	721	784	831	862	94.7%
2014							337	646	711	765	90.7%
2015								367	595	683	85.6%
2016									299	534	72.2%
2017										387	42.4%
									Total	$6,980
					Unpaid losses and LAE — years 2008 through 2017					1,049
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								20
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,069

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	45.9%	29.9%	8.4%	6.3%	3.7%	1.9%	0.9%	0.3%	0.4%	0.1%
Cumulative	45.9%	75.8%	84.2%	90.5%	94.2%	96.1%	97.0%	97.3%	97.7%	97.8%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2017).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2017
	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$905	$891	$874	$860	$871	$856	$855	$849	$855	$854	$41	59,991
2009		864	867	845	826	816	811	812	807	803	48	53,192
2010			847	863	864	842	856	846	845	842	65	52,855
2011				831	831	819	828	814	808	806	73	50,851
2012					874	865	859	859	855	849	104	49,836
2013						938	921	915	910	913	132	49,412
2014							1,011	984	984	982	202	52,167
2015								1,057	1,023	1,022	268	52,846
2016									1,105	1,098	426	50,652
2017										1,186	715	46,399
									Total	$9,355

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	% (a)
2008	$162	$355	$490	$588	$653	$702	$727	$751	$768	$782	91.6%
2009		160	366	494	575	636	673	698	713	722	89.9%
2010			179	393	539	623	676	712	734	748	88.8%
2011				165	369	506	595	643	674	694	86.1%
2012					163	368	495	596	658	696	82.0%
2013						171	377	530	638	698	76.5%
2014							182	398	556	659	67.1%
2015								170	398	560	54.8%
2016									181	404	36.8%
2017										192	16.2%
									Total	$6,155
					Unpaid losses and LAE — years 2008 through 2017					3,200
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								430
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$3,630

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	18.6%	23.4%	16.2%	11.0%	6.9%	4.6%	2.8%	2.1%	1.6%	1.6%
Cumulative	18.6%	42.0%	58.2%	69.2%	76.1%	80.7%	83.5%	85.6%	87.2%	88.8%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2017).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2017
	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$190	$207	$212	$209	$203	$199	$198	$197	$198	$199	$1	27,292
2009		193	193	187	184	188	186	187	186	185	—	27,441
2010			139	146	133	133	135	133	130	128	2	21,929
2011				140	158	157	155	148	146	144	11	16,374
2012					164	163	151	139	137	135	11	21,050
2013						141	145	137	131	127	9	28,279
2014							146	157	156	154	16	28,983
2015								156	159	157	21	37,125
2016									179	183	26	43,484
2017										212	84	36,116
									Total	$1,624

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	% (a)
2008	$103	$153	$185	$189	$189	$191	$193	$194	$194	$197	99.0%
2009		112	145	157	166	171	182	185	186	186	100.5%
2010			61	93	104	122	133	131	128	127	99.2%
2011				59	113	116	124	131	132	133	92.4%
2012					71	104	109	117	121	126	93.3%
2013						70	100	107	114	117	92.1%
2014							62	108	125	128	83.1%
2015								72	109	129	82.2%
2016									87	141	77.0%
2017										119	56.1%
									Total	$1,403
					Unpaid losses and LAE — years 2008 through 2017					221
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								—
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$221

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	49.8%	26.3%	8.3%	5.7%	3.6%	2.0%	0.2%	0.1%	—%	1.5%
Cumulative	49.8%	76.1%	84.4%	90.1%	93.7%	95.7%	95.9%	96.0%	96.0%	97.5%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2017).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2017
	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$49	$49	$49	$49	$48	$46	$45	$45	$44	$43	$3	—
2009		41	41	41	40	37	37	36	38	33	7	—
2010			36	39	40	39	40	40	40	40	2	—
2011				39	43	42	43	43	44	44	4	—
2012					42	40	39	40	41	39	8	—
2013						46	47	46	47	50	5	—
2014							58	57	59	59	16	—
2015								59	60	63	20	—
2016									61	61	31	—
2017										63	47	—
									Total	$495

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	% (b)
2008	$10	$16	$23	$31	$35	$37	$37	$37	$38	$39	90.7%
2009		8	12	15	19	22	22	24	26	25	75.8%
2010			8	14	21	24	27	33	35	36	90.0%
2011				12	20	25	28	34	36	37	84.1%
2012					8	17	21	25	28	30	76.9%
2013						7	16	22	34	37	74.0%
2014							13	21	30	36	61.0%
2015								10	26	31	49.2%
2016									9	19	31.1%
2017										10	15.9%
									Total	$300
					Unpaid losses and LAE — years 2008 through 2017					195
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								83
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$278

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	19.8%	17.3%	12.5%	12.8%	8.9%	5.9%	3.3%	2.9%	(0.4%)	2.3%
Cumulative	19.8%	37.1%	49.6%	62.4%	71.3%	77.2%	80.5%	83.4%	83.0%	85.3%

(a)
The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).

(b)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2017).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2017
	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$2,067	$2,018	$1,987	$1,971	$1,978	$1,955	$1,953	$1,947	$1,951	$1,950	$46	244,447
2009		1,624	1,607	1,596	1,566	1,552	1,545	1,543	1,539	1,529	58	221,165
2010			1,724	1,710	1,705	1,690	1,710	1,698	1,698	1,690	75	215,418
2011				1,840	1,848	1,849	1,871	1,861	1,866	1,859	98	207,643
2012					1,970	1,952	1,946	1,947	1,955	1,941	142	217,516
2013						2,036	2,011	2,000	1,996	2,000	168	219,940
2014							2,083	2,050	2,040	2,038	272	218,032
2015								2,114	2,046	2,040	363	225,000
2016									2,116	2,082	593	216,248
2017										2,374	1,119	210,970
									Total	$19,503

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2008–2016 is Supplementary Information and Unaudited)
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	% (a)
2008	$627	$1,230	$1,459	$1,607	$1,701	$1,765	$1,803	$1,828	$1,847	$1,866	95.7%
2009		509	871	1,079	1,216	1,308	1,370	1,404	1,424	1,435	93.9%
2010			576	1,005	1,220	1,387	1,485	1,536	1,562	1,580	93.5%
2011				609	1,181	1,389	1,534	1,629	1,682	1,711	92.0%
2012					824	1,214	1,418	1,579	1,675	1,735	89.4%
2013						697	1,214	1,443	1,617	1,714	85.7%
2014							594	1,173	1,422	1,588	77.9%
2015								619	1,128	1,403	68.8%
2016									576	1,098	52.7%
2017										708	29.8%
									Total	$14,838
					Unpaid losses and LAE — years 2008 through 2017					4,665
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								533
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$5,198

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	32.7%	26.1%	12.1%	8.5%	5.3%	3.3%	1.8%	1.2%	0.8%	1.0%
Cumulative	32.7%	58.8%	70.9%	79.4%	84.7%	88.0%	89.8%	91.0%	91.8%	92.8%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2017).

Closed Block of Long-Term Care Insurance Following the completion of the sale of substantially all of its run-off long-term care insurance business in December 2015, AFG’s remaining long-term care insurance reserves were $39 million at December 31, 2017 and $37 million at December 31, 2016, net of reinsurance recoverables and excluding the impact of unrealized gains on securities. AFG’s remaining outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $44 million investment in FHLB capital stock at December 31, 2017, is included in other investments at cost. Membership in the FHLB provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In the fourth quarter of 2017, GALIC refinanced the terms on advances totaling $831 million, which lowered the spread over LIBOR. In the fourth quarter of 2017, GALIC also repaid $64 million to the FHLB, decreasing the total amount advanced to $871 million (included in annuity benefits accumulated) at December 31, 2017. Interest rates under the various funding agreements on the advances range from 0.03% to 0.35% over LIBOR (average rate of 1.75% at December 31, 2017). While these advances must be repaid between 2018 and 2020 ($285 million in 2018 and $586 million in 2020), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. The advances on these agreements are collateralized by fixed maturity investments, which have a total fair value of $1.04 billion (included in available for sale fixed maturity securities) at December 31, 2017. Interest credited on the funding agreements, which is included in annuity benefits, was $14 million in 2017, $8 million in 2016 and $3 million in 2015.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2017	2016	2015	2017	2016
Property and casualty companies	$484	$461	$408	$2,729	$2,939
Life insurance companies	286	167	399	2,132	1,976

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2017 and 2016, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2017 or 2016.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2018 from its insurance subsidiaries without seeking regulatory approval is $826 million. Additional amounts of dividends require regulatory approval.

AFG paid common stock dividends to shareholders totaling $421 million, $187 million and $178 million in 2017, 2016 and 2015, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2017, AFG could pay dividends in excess of $1 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Reinsurance   In the normal course of business, AFG’s insurance subsidiaries cede reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. However, AFG remains liable to its insureds regardless of whether a reinsurer is able to meet its obligations. The following table shows (in millions) (i) amounts deducted from property and casualty written and earned premiums in connection with reinsurance ceded, (ii) written and earned premiums included in income for reinsurance assumed and (iii) reinsurance recoveries, which represent ceded losses and loss adjustment expenses.

	2017	2016	2015
Direct premiums written	$6,310	$5,858	$5,713
Reinsurance assumed	192	123	119
Reinsurance ceded	(1,751)	(1,595)	(1,505)
Net written premiums	$4,751	$4,386	$4,327

Direct premiums earned	$6,112	$5,745	$5,613
Reinsurance assumed	157	118	105
Reinsurance ceded	(1,690)	(1,535)	(1,494)
Net earned premiums	$4,579	$4,328	$4,224

Reinsurance recoveries	$1,379	$810	$936

In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain supplemental catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $100 million (per occurrence and annual aggregate) occurring between June 1, 2017 and December 31, 2020. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Through December 31, 2017, AFG’s incurred catastrophe losses have not reached the level of attachment for the catastrophe bond structure. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year.

AFG’s property and casualty insurance operations entered into a similar reinsurance agreement in March 2014 to obtain additional catastrophe protection through a catastrophe bond structure with Riverfront, which provided supplemental reinsurance coverage for catastrophe losses occurring between April 1, 2014 and January 6, 2017.

AFG has reinsured approximately $8.32 billion of its $12.05 billion in face amount of life insurance at December 31, 2017 compared to $10.22 billion of its $13.49 billion in face amount of life insurance at December 31, 2016. Life written premiums ceded were $28 million, $31 million and $40 million for 2017, 2016 and 2015, respectively. Reinsurance recoveries on ceded life policies were $35 million, $41 million and $50 million for 2017, 2016 and 2015, respectively.

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

	2017	2016
Expected death and annuitization	$228	$223
Guaranteed withdrawal benefits	357	278
Accrued persistency and premium bonuses	3	6

Variable Annuities   At December 31, 2017, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $15 million, compared to $20 million at December 31, 2016. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

P.     Additional Information

Allowance for Uncollectible Reinsurance   AFG’s aggregate allowance for uncollectible reinsurance recoverables was $20 million at December 31, 2017 and $22 million at December 31, 2016. AFG reviews the allowance quarterly and adjusts it as necessary to reflect changes in estimates of uncollectible balances. AFG recorded net expense reductions against the allowance of less than $1 million in both 2017 and 2016 and $3 million in 2015. In 2017, the allowance was reduced by reinsurance recoverable write-offs of $2 million.

Operating Leases   Total rental expense for various leases of office space and equipment was $69 million in 2017, $67 million in 2016 and $70 million in 2015. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2017, were as follows: 2018 – $63 million; 2019 – $57 million; 2020 – $50 million; 2021 – $42 million; 2022 – $34 million; and $100 million thereafter.

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2017, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $484 million.

Benefit Plans   AFG expensed approximately $45 million in 2017, $43 million in 2016 and $34 million in 2015 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2017, 2016 and 2015:
Page
			II — Condensed Financial Information of Registrant	S-3
			III — Supplementary Insurance Information	S-5

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on the next page.

INDEX TO EXHIBITS
AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
2	Agreement and Plan of Merger dated July 25, 2016 by and among Great American Insurance Company and National Interstate Corporation, filed as Exhibit 2.1 to AFG’s Form 8-K on July 25, 2016.	(*)
3(a)	Amended and Restated Articles of Incorporation.
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on August 16, 2012.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-181913) filed by AFG on November 13, 2012.	(*)
10(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)
10(c)	2011 Equity Bonus Plan (formerly known as the 2011 Co-CEO Equity Bonus Plan), filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184915) filed by AFG on November 13, 2012.	(*)
10(d)	Annual Senior Executive Bonus Plan.
10(e)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(f)	2005 Stock Incentive Plan Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184914) filed by AFG on November 13, 2012.	(*)
10(g)	2015 Stock Incentive Plan filed as Exhibit 10(g) to AFG’s Form 10-K for 2015.	(*)
10(h)	Senior Executive Long Term Incentive Compensation Plan, filed as Appendix A to AFG’s Proxy Statement filed on April 1, 2016.	(*)
10(i)
Credit Agreement dated June 2, 2016, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on June 2, 2016.
(*)
12	Computation of ratios of earnings to fixed charges.
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language):
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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$299	$197
Investment in securities	70	63
Investment in subsidiaries (a)	6,310	5,989
Other investments	2	2
Other assets	141	136
Total assets	$6,822	$6,387

Liabilities and Equity:
Long-term debt	$1,301	$1,283
Other liabilities	191	188
Shareholders’ equity	5,330	4,916
Total liabilities and equity	$6,822	$6,387

Condensed Statement of Earnings

	Year ended December 31,
	2017	2016	2015
Revenues:
Dividends from subsidiaries	$681	$643	$311
Equity in undistributed earnings of subsidiaries	264	286	386
Investment and other income	13	7	4
Total revenues	958	936	701

Costs and Expenses:
Interest charges on intercompany borrowings	9	9	9
Interest charges on other borrowings	85	77	73
Other expenses	142	82	72
Total costs and expenses	236	168	154

Earnings before income taxes	722	768	547
Provision for income taxes	247	119	195
Net Earnings Attributable to Shareholders	$475	$649	$352

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$475	$649	$352
Other comprehensive income (loss), net of tax	296	62	(423)
Total comprehensive income (loss), net of tax	$771	$711	$(71)

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2017	2016	2015
Operating Activities:
Net earnings attributable to shareholders	$475	$649	$352
Adjustments:
Equity in net earnings of subsidiaries	(575)	(638)	(451)
Dividends from subsidiaries	580	611	280
Other operating activities, net	98	(67)	(19)
Net cash provided by operating activities	578	555	162

Investing Activities:
Capital contributions to subsidiaries	(93)	(560)	(27)
Returns of capital from subsidiaries	30	—	1
Purchases of investments, property and equipment	(2)	(1)	(10)
Proceeds from maturities and redemptions of investments	2	1	—
Proceeds from sales of investments, property and equipment	—	—	3
Net cash used in investing activities	(63)	(560)	(33)

Financing Activities:
Additional long-term borrowings	712	296	145
Reductions of long-term debt	(745)	—	(132)
Issuances of Common Stock	37	35	57
Repurchases of Common Stock	—	(133)	(126)
Cash dividends paid on Common Stock	(417)	(185)	(176)
Net cash provided by (used in) financing activities	(413)	13	(232)

Net Change in Cash and Cash Equivalents	102	8	(103)
Cash and cash equivalents at beginning of year	197	189	292
Cash and cash equivalents at end of year	$299	$197	$189

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2017
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2017
Property and casualty insurance	$270	$9,678	$2,410	$4,579	$362	$2,955	$556	$867	$4,751
Annuity	920	33,316	—	—	1,458	892	130	159	—
Run-off long-term care and life	26	658	—	22	20	26	4	11	3
Other	—	—	—	—	(9)	—	—	541	—
Total	$1,216	$43,652	$2,410	$4,601	$1,831	$3,873	$690	$1,578	$4,754

2016
Property and casualty insurance	$238	$8,563	$2,171	$4,328	$350	$2,762	$520	$870	$4,386
Annuity	981	29,907	—	—	1,356	800	149	142	—
Run-off long-term care and life	20	691	—	24	21	33	4	10	3
Other	—	—	—	—	(31)	—	—	421	—
Total	$1,239	$39,161	$2,171	$4,352	$1,696	$3,595	$673	$1,443	$4,389

2015
Property and casualty insurance	$226	$8,127	$2,060	$4,224	$319	$2,695	$511	$839	$4,327
Annuity	934	26,622	—	—	1,224	732	136	123	—
Run-off long-term care and life	24	705	—	104	80	131	6	37	73
Other	—	—	—	—	10	—	—	370	—
Total	$1,184	$35,454	$2,060	$4,328	$1,633	$3,558	$653	$1,369	$4,400

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 23, 2018	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 23, 2018
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 23, 2018
S. Craig Lindner	(Principal Executive Officer)

/s/ Joseph E. (Jeff) Consolino	Executive Vice President, Chief Financial Officer and Director	February 23, 2018
Joseph E. (Jeff) Consolino	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Ambrecht	Director	February 23, 2018
Kenneth C. Ambrecht

/s/ John B. Berding	Director	February 23, 2018
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 23, 2018
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 23, 2018
James E. Evans

/s/ Terry S. Jacobs	Director*	February 23, 2018
Terry S. Jacobs

/s/ Gregory G. Joseph	Director*	February 23, 2018
Gregory G. Joseph

/s/ William W. Verity	Director	February 23, 2018
William W. Verity

/s/ John I. Von Lehman	Director*	February 23, 2018
John I. Von Lehman

* Member of the Audit Committee