Form 10-Q
period 2018-03-31
AMERICAN FINANCIAL GROUP INC
filed 2018-05-04
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2018, there were 88,935,221 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$1,659	$2,338
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $38,383 and $37,038)	39,125	38,379
Fixed maturities, trading at fair value	160	348
Equity securities, at fair value	1,786	1,662
Investments accounted for using the equity method	1,097	999
Mortgage loans	1,082	1,125
Policy loans	181	184
Equity index call options	591	701
Real estate and other investments	268	312
Total cash and investments	45,949	46,048
Recoverables from reinsurers	3,173	3,369
Prepaid reinsurance premiums	614	600
Agents’ balances and premiums receivable	1,113	1,146
Deferred policy acquisition costs	1,417	1,216
Assets of managed investment entities	5,090	4,902
Other receivables	918	1,030
Variable annuity assets (separate accounts)	632	644
Other assets	1,551	1,504
Goodwill	199	199
Total assets	$60,656	$60,658

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,193	$9,678
Unearned premiums	2,413	2,410
Annuity benefits accumulated	33,901	33,316
Life, accident and health reserves	656	658
Payable to reinsurers	661	743
Liabilities of managed investment entities	4,869	4,687
Long-term debt	1,301	1,301
Variable annuity liabilities (separate accounts)	632	644
Other liabilities	1,847	1,887
Total liabilities	55,473	55,324

Redeemable noncontrolling interests	—	3

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,881,213 and 88,275,460 shares outstanding	89	88
Capital surplus	1,205	1,181
Retained earnings	3,584	3,248
Accumulated other comprehensive income, net of tax	305	813
Total shareholders’ equity	5,183	5,330
Noncontrolling interests	—	1
Total equity	5,183	5,331
Total liabilities and equity	$60,656	$60,658

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2018	2017
Revenues:
Property and casualty insurance net earned premiums	$1,107	$1,022
Life, accident and health net earned premiums	6	6
Net investment income	495	435
Realized gains (losses) on securities (*)	(93)	3
Income (loss) of managed investment entities:
Investment income	58	51
Gain (loss) on change in fair value of assets/liabilities	(3)	—
Other income	49	59
Total revenues	1,619	1,576

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	641	609
Commissions and other underwriting expenses	381	339
Annuity benefits	182	196
Life, accident and health benefits	11	9
Annuity and supplemental insurance acquisition expenses	82	53
Interest charges on borrowed money	15	21
Expenses of managed investment entities	48	41
Other expenses	85	85
Total costs and expenses	1,445	1,353
Earnings before income taxes	174	223
Provision for income taxes	33	68
Net earnings, including noncontrolling interests	141	155
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	2
Net Earnings Attributable to Shareholders	$145	$153

Earnings Attributable to Shareholders per Common Share:
Basic	$1.64	$1.76
Diluted	$1.60	$1.72
Average number of Common Shares:
Basic	88.6	87.2
Diluted	90.4	89.3

Cash dividends per Common Share	$0.35	$0.3125
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$(92)	$9

Losses on securities with impairment	(1)	(6)
Non-credit portion recognized in other comprehensive income (loss)	—	—
Impairment charges recognized in earnings	(1)	(6)
Total realized gains (losses) on securities	$(93)	$3

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2018	2017
Net earnings, including noncontrolling interests	$141	$155
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(279)	125
Reclassification adjustment for realized (gains) losses included in net earnings	2	—
Total net unrealized gains (losses) on securities	(277)	125
Net unrealized losses on cash flow hedges	(11)	(1)
Foreign currency translation adjustments	1	—
Other comprehensive income (loss), net of tax	(287)	124
Total comprehensive income (loss), net of tax	(146)	279
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4)	2
Comprehensive income (loss) attributable to shareholders	$(142)	$277

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	145	—	145	(1)	144	(3)
Other comprehensive loss	—	—	—	(287)	(287)	—	(287)	—
Dividends on Common Stock	—	—	(31)	—	(31)	—	(31)	—
Shares issued:
Exercise of stock options	374,314	14	—	—	14	—	14	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	52,583	6	—	—	6	—	6	—
Dividend reinvestment plan	2,779	—	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	5	—	5	—
Shares exchanged — benefit plans	(23,882)	—	(3)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(666)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Balance at March 31, 2018	88,881,213	$1,294	$3,584	$305	$5,183	$—	$5,183	$—

Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919	$—
Net earnings	—	—	153	—	153	2	155	—
Other comprehensive income	—	—	—	124	124	—	124	—
Dividends on Common Stock	—	—	(27)	—	(27)	—	(27)	—
Shares issued:
Exercise of stock options	411,167	15	—	—	15	—	15	—
Restricted stock awards	232,250	—	—	—	—	—	—	—
Other benefit plans	54,453	5	—	—	5	—	5	—
Dividend reinvestment plan	3,277	—	—	—	—	—	—	—
Stock-based compensation expense	—	8	—	—	8	—	8	—
Shares exchanged — benefit plans	(32,176)	—	(3)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(1,699)	—	—	—	—	—	—	—
Other	—	—	—	—	—	(1)	(1)	—
Balance at March 31, 2017	87,591,671	$1,226	$3,466	$499	$5,191	$4	$5,195	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net earnings, including noncontrolling interests	$141	$155
Adjustments:
Depreciation and amortization	71	38
Annuity benefits	182	196
Realized (gains) losses on investing activities	93	(17)
Net sales of trading securities	61	3
Deferred annuity and life policy acquisition costs	(57)	(67)
Change in:
Reinsurance and other receivables	245	63
Other assets	26	(58)
Insurance claims and reserves	(284)	57
Payable to reinsurers	(82)	(13)
Other liabilities	(16)	45
Managed investment entities’ assets/liabilities	31	(487)
Other operating activities, net	(20)	9
Net cash provided by (used in) operating activities	391	(76)

Investing Activities:
Purchases of:
Fixed maturities	(2,464)	(2,879)
Equity securities	(212)	(22)
Mortgage loans	—	(23)
Equity index call options and other investments	(195)	(181)
Real estate, property and equipment	(23)	(11)
Proceeds from:
Maturities and redemptions of fixed maturities	962	1,511
Repayments of mortgage loans	43	12
Sales of fixed maturities	105	38
Sales of equity securities	32	14
Sales and settlements of equity index call options and other investments	208	174
Sales of real estate, property and equipment	—	24
Managed investment entities:
Purchases of investments	(606)	(910)
Proceeds from sales and redemptions of investments	478	1,058
Other investing activities, net	16	1
Net cash used in investing activities	(1,656)	(1,194)

Financing Activities:
Annuity receipts	1,148	1,290
Annuity surrenders, benefits and withdrawals	(647)	(567)
Net transfers from variable annuity assets	11	17
Issuances of managed investment entities’ liabilities	775	537
Retirements of managed investment entities’ liabilities	(684)	(212)
Issuances of Common Stock	14	15
Cash dividends paid on Common Stock	(31)	(27)
Net cash provided by financing activities	586	1,053
Net Change in Cash and Cash Equivalents	(679)	(217)
Cash and cash equivalents at beginning of period	2,338	2,107
Cash and cash equivalents at end of period	$1,659	$1,890

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Segments of Operations	I.	Long-Term Debt
C.	Fair Value Measurements	J.	Redeemable Noncontrolling Interests
D.	Investments	K.	Shareholders’ Equity
E.	Derivatives	L.	Income Taxes
F.	Deferred Policy Acquisition Costs	M.	Contingencies
G.	Managed Investment Entities	N.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2018, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first three months of 2018.

Investments On January 1, 2018, AFG adopted Accounting Standards Update (“ASU”) 2016-01, which requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. At December 31, 2017, AFG had $1.60 billion in equity securities classified as “available for sale” under the prior guidance with holding gains and losses included in accumulated other comprehensive income (“AOCI”) instead of net earnings. At the date of adoption, the $221 million net unrealized gain on equity securities included in AOCI was reclassified to retained earnings as the cumulative effect of an accounting change. The cumulative effect of the accounting change also includes the net unrealized gain on AFG’s small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under the new guidance ($4 million net of tax at the date of adoption).

Holding gains and losses on equity securities carried at fair value under ASU 2016-01 are generally recorded in realized gains (losses) on securities. However, prior to the adoption of the new guidance, AFG classified a small portion of its equity securities as “trading” and reported those investments at fair value with holding gains and losses recognized in net investment income. These investments consisted primarily of equity securities held to offset the impact of changes in the stock market on employee benefit plans that are impacted by stock market performance and totaled $62 million at December 31, 2017. Following the adoption of the new guidance, AFG continues to record holding gains and losses on these securities, as well as its small portfolio of limited partnerships and similar investments carried at fair value under the new guidance and certain other securities classified at purchase as “fair value through net investment income” in net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under the new guidance, AFG recorded a net realized loss of $94 million on equity securities during the first three months of 2018 on securities that were still owned at March 31, 2018. Under the prior guidance, this holding loss would have been recorded in AOCI (with the exception of any impairment charge that may have been recorded). Because almost all of the equity securities impacted by the new guidance were carried at fair value through AOCI under the prior guidance, the adoption of the new guidance did not have a material impact on AFG’s financial position.

Fixed maturity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) in AFG’s Balance Sheet. Fixed maturity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in net investment income. Mortgage and policy loans are carried primarily at the aggregate unpaid balance.

Premiums and discounts on fixed maturity securities are amortized using the effective interest method. Mortgage-backed securities (“MBS”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

Limited partnerships and similar investments are generally accounted for using the equity method of accounting. Under the equity method, AFG records its share of the earnings or losses of the investee based on when they are reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements. AFG’s equity in the earnings (losses) of limited partnerships and similar investments is included in net investment income.

Gains or losses on fixed maturity securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on securities) and the cost basis of that investment is reduced. If management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are shown in the statement of earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

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

DPAC and certain other balance sheet amounts related to annuity and life businesses are also adjusted, net of tax, for the change in expense that would have been recorded if the unrealized gains (losses) from securities had actually been realized. These adjustments are included in unrealized gains (losses) on marketable securities, a component of AOCI in AFG’s Balance Sheet.

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

AFG manages, and has investments in, collateralized loan obligations (“CLOs”) that are VIEs (see Note G — “Managed Investment Entities”). AFG has determined that it is the primary beneficiary of the CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) through its investment in the CLO debt tranches, it has exposure to CLO losses (limited to the amount AFG invested) and the right to receive CLO benefits that could potentially be significant to the CLOs.

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

Annuity Benefits Accumulated   Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited are charged to expense and decreases for annuity policy charges are recorded in other income.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG records excess tax benefits or deficiencies for share-based payments through income tax expense in the statement of earnings. In addition, AFG accounts for forfeitures of awards when they occur.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2018 and 2017 — 1.8 million and 2.1 million, respectively.

There were no anti-dilutive potential common shares in the first three months of 2018 or 2017.

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

Revenue Recognition Guidance Effective in 2018 On January 1, 2018, AFG adopted ASU 2014-09, which provides guidance on recognizing revenue when (or as) performance obligations under the contract are satisfied. The new guidance also updates the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires certain new disclosures. Because revenue recognition for insurance contracts and financial instruments (AFG’s primary sources of revenue) were excluded from the scope of the new guidance, the adoption of ASU 2014-09 did not have a material impact on AFG’s results of operations or financial position.

B.    Segments of Operations

AFG manages its business as three segments: (i) Property and casualty insurance, (ii) Annuity and (iii) Other, which includes holding company costs, revenues and costs of AFG’s limited insurance operations outside of property and casualty insurance and annuities, and operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, professional liability, umbrella and excess liability, specialty coverage in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for leasing and financing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), surety and fidelity products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of deferred gains on retroactive reinsurance transactions related to the sales of businesses in prior years. AFG’s annuity business markets traditional fixed and fixed-indexed annuities in the retail, financial institutions and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services. Effective January 1, 2018, the results of AFG’s run-off long-term care and life businesses are included in the “Other” segment instead of as a separate reportable segment based on the immaterial size of the remaining operations. Prior period amounts were reclassified for consistent presentation.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2018	2017
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$350	$342
Specialty casualty	579	508
Specialty financial	149	147
Other specialty	29	25
Total premiums earned	1,107	1,022
Net investment income	100	86
Other income (a)	2	16
Total property and casualty insurance	1,209	1,124
Annuity:
Net investment income	394	347
Other income	26	27
Total annuity	420	374
Other	83	75
Total revenues before realized gains (losses)	1,712	1,573
Realized gains (losses) on securities	(93)	3
Total revenues	$1,619	$1,576

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$33	$43
Specialty casualty	41	15
Specialty financial	15	22
Other specialty	3	(1)
Other lines (b)	(1)	(1)
Total underwriting	91	78
Investment and other income, net (a)	93	93
Total property and casualty insurance	184	171
Annuity	125	96
Other (b)	(42)	(47)
Total earnings before realized gains (losses) and income taxes	267	220
Realized gains (losses) on securities	(93)	3
Total earnings before income taxes	$174	$223

(a)	Includes income of $13 million (before noncontrolling interest) from the sale of a hotel in the first quarter of 2017.

(b)	Includes holding company interest and expenses.

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

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), non-affiliated common stocks, equity index call options and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$147	$95	$8	$250
States, municipalities and political subdivisions	—	6,941	62	7,003
Foreign government	—	132	—	132
Residential MBS	—	2,948	115	3,063
Commercial MBS	—	893	47	940
Asset-backed securities	—	7,751	912	8,663
Corporate and other	30	17,806	1,238	19,074
Total AFS fixed maturities	177	36,566	2,382	39,125
Trading fixed maturities	48	112	—	160
Equity securities	1,500	92	194	1,786
Equity index call options	—	591	—	591
Assets of managed investment entities (“MIE”)	301	4,765	24	5,090
Variable annuity assets (separate accounts) (*)	—	632	—	632
Total assets accounted for at fair value	$2,026	$42,758	$2,600	$47,384
Liabilities:
Liabilities of managed investment entities	$287	$4,559	$23	$4,869
Derivatives in annuity benefits accumulated	—	—	2,549	2,549
Other liabilities — derivatives	—	64	—	64
Total liabilities accounted for at fair value	$287	$4,623	$2,572	$7,482

December 31, 2017
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$122	$112	$8	$242
States, municipalities and political subdivisions	—	6,975	148	7,123
Foreign government	—	127	—	127
Residential MBS	—	3,105	122	3,227
Commercial MBS	—	926	36	962
Asset-backed securities	—	7,218	744	7,962
Corporate and other	30	17,662	1,044	18,736
Total AFS fixed maturities	152	36,125	2,102	38,379
Trading fixed maturities	44	304	—	348
Equity securities	1,411	86	165	1,662
Equity index call options	—	701	—	701
Assets of managed investment entities	307	4,572	23	4,902
Variable annuity assets (separate accounts) (*)	—	644	—	644
Total assets accounted for at fair value	$1,914	$42,432	$2,290	$46,636
Liabilities:
Liabilities of managed investment entities	$293	$4,372	$22	$4,687
Derivatives in annuity benefits accumulated	—	—	2,542	2,542
Other liabilities — derivatives	—	35	—	35
Total liabilities accounted for at fair value	$293	$4,407	$2,564	$7,264

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first three months of 2018 and 2017, there were no transfers between Level 1 and Level 2.

Approximately 6% of the total assets carried at fair value at March 31, 2018, were Level 3 assets. Approximately 78% ($2.03 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent approximately 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $2.55 billion at March 31, 2018. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note E — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.1% – 1.7% over the risk free rate
Risk margin for uncertainty in cash flows	0.70% reduction in the discount rate
Surrenders	3% – 23% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.6% – 8.0% of indexed account value
Budgeted option costs	2.4% – 3.6% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2018 and 2017 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	148	—	(1)	—	(1)	—	(84)	62
Residential MBS	122	(4)	—	—	(6)	7	(4)	115
Commercial MBS	36	(1)	—	12	—	—	—	47
Asset-backed securities	744	(2)	3	204	(37)	—	—	912
Corporate and other	1,044	1	(14)	238	(31)	—	—	1,238
Total AFS fixed maturities	2,102	(6)	(12)	454	(75)	7	(88)	2,382
Equity securities	165	(5)	—	9	(4)	29	—	194
Assets of MIE	23	(2)	—	3	—	—	—	24
Total Level 3 assets	$2,290	$(13)	$(12)	$466	$(79)	$36	$(88)	$2,600

Embedded derivatives	$(2,542)	$63	$—	$(103)	$33	$—	$—	$(2,549)
Total Level 3 liabilities (*)	$(2,542)	$63	$—	$(103)	$33	$—	$—	$(2,549)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	3	—	—	—	—	143
Residential MBS	190	1	—	1	(8)	7	(16)	175
Commercial MBS	25	—	—	—	—	4	—	29
Asset-backed securities	484	—	—	104	(11)	17	—	594
Corporate and other	712	1	4	120	(38)	29	—	828
Total AFS fixed maturities	1,559	2	7	225	(57)	57	(16)	1,777
Equity securities	174	(6)	7	12	—	—	(14)	173
Assets of MIE	29	(1)	—	2	—	—	(4)	26
Total Level 3 assets	$1,762	$(5)	$14	$239	$(57)	$57	$(34)	$1,976

Embedded derivatives	$(1,759)	$(147)	$—	$(79)	$22	$—	$—	$(1,963)
Total Level 3 liabilities (*)	$(1,759)	$(147)	$—	$(79)	$22	$—	$—	$(1,963)

(*)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2018
Financial assets:
Cash and cash equivalents	$1,659	$1,659	$1,659	$—	$—
Mortgage loans	1,082	1,068	—	—	1,068
Policy loans	181	181	—	—	181
Total financial assets not accounted for at fair value	$2,922	$2,908	$1,659	$—	$1,249
Financial liabilities:
Annuity benefits accumulated (*)	$33,692	$31,983	$—	$—	$31,983
Long-term debt	1,301	1,319	—	1,316	3
Total financial liabilities not accounted for at fair value	$34,993	$33,302	$—	$1,316	$31,986

December 31, 2017
Financial assets:
Cash and cash equivalents	$2,338	$2,338	$2,338	$—	$—
Mortgage loans	1,125	1,119	—	—	1,119
Policy loans	184	184	—	—	184
Total financial assets not accounted for at fair value	$3,647	$3,641	$2,338	$—	$1,303
Financial liabilities:
Annuity benefits accumulated (*)	$33,110	$32,461	$—	$—	$32,461
Long-term debt	1,301	1,354	—	1,351	3
Total financial liabilities not accounted for at fair value	$34,411	$33,815	$—	$1,351	$32,464

(*)	Excludes $209 million and $206 million of life contingent annuities in the payout phase at March 31, 2018 and December 31, 2017, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

D.    Investments

Available for sale fixed maturities at March 31, 2018 and December 31, 2017, consisted of the following (in millions):

	March 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$253	$1	$(4)	$(3)	$250	$244	$1	$(3)	$(2)	$242
States, municipalities and political subdivisions	6,855	187	(39)	148	7,003	6,887	254	(18)	236	7,123
Foreign government	130	2	—	2	132	124	3	—	3	127
Residential MBS	2,732	338	(7)	331	3,063	2,884	349	(6)	343	3,227
Commercial MBS	922	21	(3)	18	940	927	36	(1)	35	962
Asset-backed securities	8,546	148	(31)	117	8,663	7,836	142	(16)	126	7,962
Corporate and other	18,945	308	(179)	129	19,074	18,136	638	(38)	600	18,736
Total fixed maturities	$38,383	$1,005	$(263)	$742	$39,125	$37,038	$1,423	$(82)	$1,341	$38,379

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2018 and December 31, 2017 were $155 million and $158 million, respectively. Gross unrealized gains on such securities at March 31, 2018 and December 31, 2017 were $136 million and $137 million, respectively. Gross unrealized losses on such securities at March 31, 2018 and December 31, 2017 were $4 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

As discussed in Note A — “Accounting Policies — Investments,” beginning on January 1, 2018, AFG implemented new accounting guidance, which required all equity securities previously classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net earnings. Equity securities reported at fair value consisted of the following at March 31, 2018 (in millions):

			Fair Value in
	Actual Cost	Fair Value	excess of Cost
Common stocks	$1,099	$1,154	$55
Perpetual preferred stocks	632	632	—
Total equity securities carried at fair value	$1,731	$1,786	$55

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2018
Fixed maturities:
U.S. Government and government agencies	$(1)	$57	98%	$(3)	$119	98%
States, municipalities and political subdivisions	(26)	1,745	99%	(13)	411	97%
Foreign government	—	22	100%	—	—	—%
Residential MBS	(3)	155	98%	(4)	114	97%
Commercial MBS	(3)	148	98%	—	—	—%
Asset-backed securities	(21)	2,586	99%	(10)	306	97%
Corporate and other	(149)	7,352	98%	(30)	601	95%
Total fixed maturities	$(203)	$12,065	98%	$(60)	$1,551	96%

December 31, 2017
Fixed maturities:
U.S. Government and government agencies	$—	$55	100%	$(3)	$123	98%
States, municipalities and political subdivisions	(8)	825	99%	(10)	431	98%
Foreign government	—	4	100%	—	—	—%
Residential MBS	(1)	118	99%	(5)	118	96%
Commercial MBS	(1)	67	99%	—	—	—%
Asset-backed securities	(7)	1,195	99%	(9)	299	97%
Corporate and other	(20)	2,031	99%	(18)	603	97%
Total fixed maturities	$(37)	$4,295	99%	$(45)	$1,574	97%

Equity securities:
Common stocks	$(22)	$117	84%	$—	$—	—%
Perpetual preferred stocks	—	41	100%	(1)	13	93%
Total equity securities	$(22)	$158	88%	$(1)	$13	93%

At March 31, 2018, the gross unrealized losses on fixed maturities of $263 million relate to 1,621 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 90% of the gross unrealized loss and 94% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first three months of 2018, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first three months of 2018, AFG recorded $1 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2018. As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities previously classified as “available for sale” are required to be carried at fair value through net earnings instead of accumulated other comprehensive income and therefore are no longer evaluated for other-than-temporary impairment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2018	2017
Balance at January 1	$145	$153
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(1)	(7)
Balance at March 31	$144	$146

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2018 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$793	$804	2%
After one year through five years	7,314	7,431	19%
After five years through ten years	13,345	13,425	35%
After ten years	4,731	4,799	12%
	26,183	26,459	68%
ABS (average life of approximately 4-1/2 years)	8,546	8,663	22%
MBS (average life of approximately 4-1/2 years)	3,654	4,003	10%
Total	$38,383	$39,125	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2018 or December 31, 2017.

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

	Pretax	Deferred Tax	Net
March 31, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$594	$(125)	$469
Fixed maturities — all other	148	(31)	117
Total fixed maturities	742	(156)	586
Deferred policy acquisition costs — annuity segment	(236)	49	(187)
Annuity benefits accumulated	(79)	17	(62)
Unearned revenue	6	(1)	5
Total net unrealized gain on marketable securities	$433	$(91)	$342

December 31, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$1,082	$(227)	$855
Fixed maturities — all other	259	(55)	204
Total fixed maturities	1,341	(282)	1,059
Equity securities (b)	279	(58)	221
Total investments	1,620	(340)	1,280
Deferred policy acquisition costs — annuity segment	(433)	91	(342)
Annuity benefits accumulated	(137)	29	(108)
Unearned revenue	13	(3)	10
Total net unrealized gain on marketable securities	$1,063	$(223)	$840

(a)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

(b)
As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2018	2017
Investment income:
Fixed maturities	$412	$389
Equity securities	19	21
Equity in earnings of partnerships and similar investments	46	10
Other	23	20
Gross investment income	500	440
Investment expenses	(5)	(5)
Net investment income	$495	$435

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended March 31, 2018				Three months ended March 31, 2017
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$(1)	$(1)	$(2)	$(599)	$5	$—	$5	$202
Equity securities (a)	(95)	—	(95)	—	2	(9)	(7)	72
Mortgage loans and other investments	—	—	—	—	3	—	3	—
Other (b)	4	—	4	248	(1)	3	2	(83)
Total pretax	(92)	(1)	(93)	(351)	9	(6)	3	191
Tax effects	20	—	20	74	(3)	2	(1)	(66)
Net of tax	$(72)	$(1)	$(73)	$(277)	$6	$(4)	$2	$125

(a)
As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded a net realized loss of $94 million on equity securities during the first three months of 2018 on securities that were still owned at March 31, 2018.

(b)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Three months ended March 31,
	2018	2017
Fixed maturities:
Gross gains	$6	$5
Gross losses	(3)	—

In the first three months of 2017, AFG recorded gross gains of $4 million and gross losses of $2 million on available for sale equity securities.

E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2018		December 31, 2017
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$111	$—	$105	$—
Public company warrants	Equity securities	3	—	4	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	2,549	—	2,542
Equity index call options	Equity index call options	591	—	701	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	3	—	4
		$705	$2,552	$810	$2,546

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets. This collateral ($356 million at March 31, 2018 and $389 million at December 31, 2017) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

The following table summarizes the gain (loss) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2018 and 2017 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2018	2017
MBS with embedded derivatives	Realized gains on securities	$(4)	$—
Public company warrants	Realized gains on securities	(1)	—
Fixed-indexed annuities (embedded derivative)	Annuity benefits	63	(147)
Equity index call options	Annuity benefits	(38)	141
Reinsurance contract (embedded derivative)	Net investment income	1	(1)
		$21	$(7)

Derivatives Designated and Qualifying as Cash Flow Hedges   As of March 31, 2018, AFG has entered into eleven interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.68 billion at March 31, 2018 compared to $1.58 billion at December 31, 2017, reflecting a new swap with an aggregate notional amount at issuance of $130 million entered into in the first quarter of 2018, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was zero at March 31, 2018 and less than $1 million December 31, 2017. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $61 million at March 31, 2018 and $31 million at December 31, 2017. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were $1 million and $2 million during the first three months of 2018 and 2017, respectively. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $107 million at March 31, 2018 and $70 million at December 31, 2017 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

F.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216
Additions	162	57	—	—	57	—	57	219
Amortization:
Periodic amortization	(154)	(69)	(5)	(2)	(76)	—	(76)	(230)
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	208	208	208
Balance at March 31, 2018	$279	$1,208	$97	$47	$1,352	$(214)	$1,138	$1,417

Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239
Additions	139	67	1	—	68	—	68	207
Amortization:
Periodic amortization	(135)	(42)	(6)	(2)	(50)	—	(50)	(185)
Included in realized gains	—	2	—	—	2	—	2	2
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(59)	(59)	(59)
Balance at March 31, 2017	$243	$1,137	$105	$44	$1,286	$(324)	$962	$1,205

(*)	Unrealized adjustments to DPAC includes net unrealized gains/losses on securities and net unrealized gains/losses on cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $143 million and $141 million of accumulated amortization at March 31, 2018 and December 31, 2017, respectively.

G.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 60.9% of the most subordinate debt tranche of sixteen collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2004 and 2018, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $221 million (including $136 million invested in the most subordinate tranches) at March 31, 2018, and $215 million at December 31, 2017.

In March 2018 and March 2017, AFG formed new CLOs, which issued $463 million and $408 million face amount of liabilities, respectively (including $31 million and $24 million face amount purchased by subsidiaries of AFG). During the first three months of 2018 and 2017, AFG subsidiaries received $17 million and $4 million, respectively, in sale and redemption proceeds from its CLO investments. During the first three months of 2018, one AFG CLO was substantially liquidated, as permitted by the CLO indenture.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2018	2017
Investment in CLO tranches at end of period	$221	$230
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	14	5
Liabilities	(17)	(5)
Management fees paid to AFG	4	4
CLO earnings (losses) attributable to AFG shareholders (b)	3	6

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $38 million and $55 million at March 31, 2018 and December 31, 2017, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $143 million and $118 million at those dates. The CLO assets include loans with an aggregate fair value of $1 million at both March 31, 2018 and December 31, 2017, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million at both those dates).

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first three months of 2018. Included in other assets in AFG’s Balance Sheet is $36 million at March 31, 2018 and $26 million at December 31, 2017 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $32 million and $30 million, respectively. Amortization of intangibles was $2 million in both the first three months of 2018 and 2017.

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2018			December 31, 2017
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(5)	420	425	(5)	420
Other	3	—	3	3	—	3
	1,018	(7)	1,011	1,018	(7)	1,011

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,318	$(17)	$1,301	$1,318	$(17)	$1,301

AFG has no scheduled principal payments on its long-term debt for the balance of 2018 or in the subsequent five years.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2018 or December 31, 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.     Redeemable Noncontrolling Interests

Neon Lloyd’s Business   On December 29, 2017, AFG completed the sale of an indirect noncontrolling interest in Neon, its United Kingdom-based Lloyd’s insurer, to certain Neon executives for cash equal to the fair value of the interest sold as determined by a third-party valuation firm. This noncontrolling interest is redeemable at the option of the holder and is presented separately in the mezzanine section of the balance sheet, as discussed in Note A — “Accounting Policies — Noncontrolling Interests.”

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Three months ended March 31, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(353)	$74	$(279)	$—	$(279)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		2	—	2	—	2
Total net unrealized gains (losses) on securities (b)	$840	(351)	74	(277)	—	(277)	$(221)	$342
Net unrealized losses on cash flow hedges	(13)	(14)	3	(11)	—	(11)	—	(24)
Foreign currency translation adjustments	(6)	2	(1)	1	—	1	—	(5)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(363)	$76	$(287)	$—	$(287)	$(221)	$305

Three months ended March 31, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$191	$(66)	$125	$—	$125
Reclassification adjustment for realized (gains) losses included in net earnings (a)		—	—	—	—	—
Total net unrealized gains on securities	$404	191	(66)	125	—	125	$—	$529
Net unrealized losses on cash flow hedges	(7)	(2)	1	(1)	—	(1)	—	(8)
Foreign currency translation adjustments	(15)	—	—	—	—	—	—	(15)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$375	$189	$(65)	$124	$—	$124	$—	$499

(a)	The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

(b)
Includes net unrealized gains of $68 million at both March 31, 2018 and December 31, 2017 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

(c)
On January 1, 2018, AFG adopted new guidance that requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. At the date of adoption, the $221 million net unrealized gain on equity securities classified as available for sale (with unrealized holding gains and losses reported in AOCI) under the prior guidance was reclassified from AOCI to retained earnings as the cumulative effect of an accounting change.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2018, AFG issued 200,625 shares of restricted Common Stock (fair value of $112.86 per share) under the Stock Incentive Plan. In addition, AFG issued 45,804 shares of Common Stock (fair value of $115.49 per share) in the first quarter of 2018 under the Equity Bonus Plan. AFG did not grant any stock options in the first three months of 2018.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million and $11 million in the first three months of 2018 and 2017, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate (21% in 2018 and 35% in 2017) to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2018		2017
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$174		$223

Income taxes at statutory rate	$37	21%	$78	35%
Effect of:
Stock-based compensation	(5)	(3%)	(6)	(3%)
Tax exempt interest	(3)	(2%)	(6)	(3%)
Dividends received deduction	(1)	—%	(2)	(1%)
Foreign operations	3	2%	6	3%
Nondeductible expenses	2	1%	2	1%
Change in valuation allowance	—	—%	(2)	(1%)
Other	—	—%	(2)	(1%)
Provision for income taxes as shown in the statement of earnings	$33	19%	$68	30%
The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was enacted on December 22, 2017, lowered the U.S corporate tax rate to 21% and made other widespread changes to the U.S. tax code effective in 2018. Because the TCJA was enacted in December 2017, AFG recorded the $83 million decrease in its net deferred tax asset resulting from the changes in the tax code (primarily the lower corporate tax rate applicable to 2018 and future years) in the fourth quarter of 2017.

The TCJA is subject to further clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service. For example, the TCJA changes the way that companies calculate their insurance claims and reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that have not been published. The resulting transitional deferred tax liability (taxes payable over eight years under the TCJA) and offsetting increase in AFG’s insurance claims and reserves deferred tax assets, were recorded at December 31, 2017 using reasonable estimates based on available information and should be considered provisional in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”). Because the established transition liability was completely offset by an increase in related deferred tax assets, any adjustment to the provisional amount will not impact AFG’s effective tax rate. In accordance with SAB 118, the insurance claims and reserves transitional deferred tax liability (and offsetting adjustment to the related deferred tax assets) and any other changes in deferred taxes resulting from clarification and interpretation of the TCJA provided during 2018 (none through March 31, 2018) will be recorded in the period in which the guidance is published.
The favorable impact of stock-based compensation on AFG’s effective tax rate in the first three months of 2018 and 2017 reflects the high volume of employee stock option exercises during that period and the increase in the market price of AFG Common Stock.

Approximately $19 million of AFG’s net operating loss carryforwards (“NOL”) subject to separate return limitation year (“SRLY”) tax rules will expire unutilized at December 31, 2018. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards will be offset by a corresponding reduction in the valuation allowance and will have no overall impact on AFG’s income tax expense or results of operations.

M.     Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2017 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations, as well as contingencies related to the sale of substantially all of AFG’s run-off long-term care insurance business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2018 and 2017 (in millions):

	Three months ended March 31,
	2018	2017
Balance at beginning of year	$9,678	$8,563
Less reinsurance recoverables, net of allowance	2,957	2,302
Net liability at beginning of year	6,721	6,261
Provision for losses and LAE occurring in the current period	697	637
Net decrease in the provision for claims of prior years	(56)	(28)
Total losses and LAE incurred	641	609
Payments for losses and LAE of:
Current year	(86)	(84)
Prior years	(554)	(470)
Total payments	(640)	(554)
Reserves of business disposed (*)	(319)	—
Foreign currency translation and other	2	8
Net liability at end of period	6,405	6,324
Add back reinsurance recoverables, net of allowance	2,788	2,297
Gross unpaid losses and LAE included in the balance sheet at end of period	$9,193	$8,621

(*)	Reflects the reinsurance to close transaction at Neon discussed below.

The net decrease in the provision for claims of prior years during the first three months of 2018 reflects (i) lower than expected losses in the crop business (within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in workers’ compensation business and lower than expected claim severity in the executive liability business (all within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety business (within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim severity and frequency in the targeted markets businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first three months of 2017 reflects (i) lower than expected losses in the crop and equine operations and lower than expected claim severity in the property and inland marine business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity and frequency in the workers’ compensation businesses and lower than anticipated claim severity at Neon (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than expected claim severity in the ocean marine business (within the Property and transportation sub-segment), (ii) higher than anticipated claim severity in the targeted markets businesses and higher than expected claim severity and frequency in the excess and surplus lines business (all within the Specialty casualty sub-segment) and (iii) an adjustment to the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 (included in Other specialty sub-segment).

In December 2017, the Neon Lloyd’s syndicate entered into a reinsurance to close transaction for the 2015 and prior years of account with StarStone Underwriting Limited, a subsidiary of Enstar Group Limited, which was effective as of December 31, 2017 (the transaction settled in early 2018). In the Lloyd’s market, a reinsurance to close transaction transfers the responsibility for discharging all of the liabilities that attach to the transferred year of account plus the right to any income due to the closing year of account in return for a premium. This transaction provided Neon with finality on its legacy business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	31	Managed Investment Entities	39
Overview	32	Results of Operations	42
Critical Accounting Policies	32	General	42
Liquidity and Capital Resources	32	Segmented Statement of Earnings	43
Ratios	32	Property and Casualty Insurance	44
Condensed Consolidated Cash Flows	33	Annuity	53
Parent and Subsidiary Liquidity	34	Holding Company, Other and Unallocated	60
Investments	35	Recent and Pending Accounting Standards	62
Uncertainties	38

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

•	performance of securities markets, including the cost of equity index call options used in the fixed-indexed annuity business;

•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;

•	the availability of capital;

•	regulatory actions (including changes in statutory accounting rules);

•	changes in the legal environment affecting AFG or its customers;

•	tax law and accounting changes, including the impact of recent changes in U.S. corporate tax law;

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

Net earnings attributable to AFG’s shareholders for the first three months of 2018 were $145 million ($1.60 per share, diluted) compared to $153 million ($1.72 per share, diluted) reported in the same period of 2017, reflecting:

•	higher earnings in the annuity segment,

•	higher underwriting profit and net investment income in the property and casualty insurance segment,

•	a lower corporate income tax rate,

•	lower holding company expenses,

•
realized losses on securities in the first three months of 2018 compared to realized gains in the first three months of 2017, reflecting a net decline in the fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018, and

•	lower income from the sale of real estate.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of other-than-temporary impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2017 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2018	December 31,
		2017	2016
Principal amount of long-term debt	$1,318	$1,318	$1,308
Total capital	6,159	6,033	5,921
Ratio of debt to total capital:
Including subordinated debt	21.4%	21.8%	22.1%
Excluding subordinated debt	16.5%	16.9%	17.0%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.74 for the three months ended March 31, 2018 and 1.72 for the year ended December 31, 2017. Excluding annuity benefits, this ratio was 8.19 and 7.67, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Three months ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$391	$(76)
Net cash used in investing activities	(1,656)	(1,194)
Net cash provided by financing activities	586	1,053
Net change in cash and cash equivalents	$(679)	$(217)

Net Cash Provided by (Used in) Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by (used in) operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by (used in) operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $31 million during the first three months of 2018 and reduced cash flows from operating activities by $487 million in the first three months of 2017, accounting for a $518 million increase in cash flows from operating activities in the 2018 period compared to the 2017 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $360 million in the first three months of 2018 compared to $411 million in the first three months of 2017, a decrease of $51 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity products. Net cash used in investing activities was $1.66 billion for the first three months of 2018 compared to $1.19 billion in the first three months of 2017, an increase of $462 million. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $512 million in the first three months of 2018 and $740 million in the first three months of 2017, which is the primary source of AFG’s cash used in investing activities. Settlements of equity index call options exceeded purchases by $72 million in the first three months of 2018 compared to $60 million in the first three months of 2017, accounting for a $12 million decrease in cash used in investing activities. In general, purchases of equity index call options have increased due to growth in the fixed-indexed annuity business while proceeds from settlements of equity options are impacted by the performance of the stock market during the term of the options. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net investment activity in the managed investment entities was a $128 million use of cash in the first three months of 2018 compared to a $148 million source of cash in the 2017 period, accounting for a $276 million increase in net cash used in investing activities in the first three months of 2018 compared to the same 2017 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $586 million for the first three months of 2018 compared to $1.05 billion in the first three months of 2017, a decrease of $467 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $512 million in the first three months of 2018 compared to $740 million in the first three months of 2017, accounting for a $228 million decrease in net cash provided by financing activities in the 2018 period compared to the 2017 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $91 million in the first three months of 2018 compared to $325 million in the first three months of 2017, accounting for a $234 million decrease in net cash provided by financing activities in the 2018 period compared to the 2017 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2017 or the first three months of 2018.

In May 2018, AFG declared a special cash dividend of $1.50 per share of AFG Common Stock. The dividend is payable on May 25, 2018 to shareholders of record on May 15, 2018. The aggregate amount of this special dividend will be approximately $133 million. In 2017, AFG paid special cash dividends of $3.50 per share of AFG Common Stock ($1.50 per share in May and $2.00 per share in November) totaling approximately $308 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At March 31, 2018, GALIC had $871 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.32% over LIBOR (average rate of 2.18% at March 31, 2018). While these advances must be repaid between 2018 and 2021 ($40 million in 2018, $245 million in 2019, $450 million in 2020 and $136 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

FHLB. At March 31, 2018, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At March 31, 2018, AFG could reduce the average crediting rate on approximately $26 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 100 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	March 31,	December 31,
GMIR	2018	2017	2016
1 — 1.99%	77%	76%	72%
2 — 2.99%	5%	5%	6%
3 — 3.99%	9%	10%	12%
4.00% and above	9%	9%	10%

Annuity benefits accumulated (in millions)	$33,901	$33,316	$29,907

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

Investments   AFG’s investment portfolio at March 31, 2018, includes $39.13 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $160 million in fixed maturities classified as trading with changes in unrealized holding gains or losses included in net investment income. In addition, AFG’s investment portfolio includes $1.70 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $90 million in equity securities carried at fair value with unrealized holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 10% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 74% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2018 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$39,285
Percentage impact on fair value of 100 bps increase in interest rates	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,964)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(1,214)
Deferred income tax	255
Estimated after-tax impact on accumulated other comprehensive income	$(959)

Approximately 89% of the fixed maturities held by AFG at March 31, 2018, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2018, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 5 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$200	$196	98%	$(4)	100%
Non-agency prime	1,149	1,310	114%	161	26%
Alt-A	945	1,070	113%	125	15%
Subprime	440	489	111%	49	27%
Commercial	922	940	102%	18	95%
	$3,656	$4,005	110%	$349	43%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2018, 97% (based on statutory carrying value of $3.60 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at March 31, 2018. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2018, approximately 77% of the municipal bond portfolio was held in revenue bonds, with the remaining 23% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2018, is shown in the following table (dollars in millions). Approximately $591 million of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2018.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$24,918	$13,616
Amortized cost of securities	$23,913	$13,879
Gross unrealized gain (loss)	$1,005	$(263)
Fair value as % of amortized cost	104%	98%
Number of security positions	3,630	1,621
Number individually exceeding $2 million gain or loss	63	2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$359	$(10)
States and municipalities	187	(39)
Asset-backed securities	148	(31)
Banks, savings and credit institutions	73	(43)
Manufacturing	49	(32)
Insurance companies	35	(20)
Percentage rated investment grade	88%	94%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2018, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	2%	1%
After one year through five years	21%	17%
After five years through ten years	30%	44%
After ten years	11%	14%
	64%	76%
Asset-backed securities (average life of approximately 4-1/2 years)	22%	21%
Mortgage-backed securities (average life of approximately 4-1/2 years)	14%	3%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2018
Securities with unrealized gains:
Exceeding $500,000 (559 securities)	$7,696	$634	109%
$500,000 or less (3,071 securities)	17,222	371	102%
	$24,918	$1,005	104%
Securities with unrealized losses:
Exceeding $500,000 (111 securities)	$2,269	$(93)	96%
$500,000 or less (1,510 securities)	11,347	(170)	99%
	$13,616	$(263)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2018
Investment grade fixed maturities with losses for:
Less than one year (1,253 securities)	$11,494	$(190)	98%
One year or longer (229 securities)	1,317	(46)	97%
	$12,811	$(236)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (89 securities)	$571	$(13)	98%
One year or longer (50 securities)	234	(14)	94%
	$805	$(27)	97%

When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2017 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2018. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2017 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

MANAGED INVESTMENT ENTITIES

Accounting standards require AFG to consolidate its investments in collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2018
Assets:
Cash and investments	$46,169	$—	$(220)	(a)	$45,949
Assets of managed investment entities	—	5,090	—		5,090
Other assets	9,618	—	(1)	(a)	9,617
Total assets	$55,787	$5,090	$(221)		$60,656
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$11,606	$—	$—		$11,606
Annuity, life, accident and health benefits and reserves	34,557	—	—		34,557
Liabilities of managed investment entities	—	5,090	(221)	(a)	4,869
Long-term debt and other liabilities	4,441	—	—		4,441
Total liabilities	50,604	5,090	(221)		55,473

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,294	—	—		1,294
Retained earnings	3,584	—	—		3,584
Accumulated other comprehensive income, net of tax	305	—	—		305
Total shareholders’ equity	5,183	—	—		5,183
Noncontrolling interests	—	—	—		—
Total equity	5,183	—	—		5,183
Total liabilities and equity	$55,787	$5,090	$(221)		$60,656

December 31, 2017
Assets:
Cash and investments	$46,262	$—	$(214)	(a)	$46,048
Assets of managed investment entities	—	4,902	—		4,902
Other assets	9,709	—	(1)	(a)	9,708
Total assets	$55,971	$4,902	$(215)		$60,658
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,088	$—	$—		$12,088
Annuity, life, accident and health benefits and reserves	33,974	—	—		33,974
Liabilities of managed investment entities	—	4,902	(215)	(a)	4,687
Long-term debt and other liabilities	4,575	—	—		4,575
Total liabilities	50,637	4,902	(215)		55,324

Redeemable noncontrolling interests	3	—	—		3

Shareholders’ equity:
Common Stock and Capital surplus	1,269	—	—		1,269
Retained earnings	3,248	—	—		3,248
Accumulated other comprehensive income, net of tax	813	—	—		813
Total shareholders’ equity	5,330	—	—		5,330
Noncontrolling interests	1	—	—		1
Total equity	5,331	—	—		5,331
Total liabilities and equity	$55,971	$4,902	$(215)		$60,658

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2018
Revenues:
Insurance net earned premiums	$1,113	$—	$—		$1,113
Net investment income	498	—	(3)	(b)	495
Realized losses on securities	(93)	—	—		(93)
Income (loss) of managed investment entities:
Investment income	—	58	—		58
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(2)	(b)	(3)
Other income	53	—	(4)	(c)	49
Total revenues	1,571	57	(9)		1,619
Costs and Expenses:
Insurance benefits and expenses	1,297	—	—		1,297
Expenses of managed investment entities	—	57	(9)	(b)(c)	48
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,397	57	(9)		1,445
Earnings before income taxes	174	—	—		174
Provision for income taxes	33	—	—		33
Net earnings, including noncontrolling interests	141	—	—		141
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	—	—		(4)
Net earnings attributable to shareholders	$145	$—	$—		$145

Three months ended March 31, 2017
Revenues:
Insurance net earned premiums	$1,028	$—	$—		$1,028
Net investment income	441	—	(6)	(b)	435
Realized gains on securities	3	—	—		3
Income of managed investment entities:
Investment income	—	51	—		51
Gain on change in fair value of assets/liabilities	—	—	—	(b)	—
Other income	63	—	(4)	(c)	59
Total revenues	1,535	51	(10)		1,576
Costs and Expenses:
Insurance benefits and expenses	1,206	—	—		1,206
Expenses of managed investment entities	—	51	(10)	(b)(c)	41
Interest charges on borrowed money and other expenses	106	—	—		106
Total costs and expenses	1,312	51	(10)		1,353
Earnings before income taxes	223	—	—		223
Provision for income taxes	68	—	—		68
Net earnings, including noncontrolling interests	155	—	—		155
Less: Net earnings attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$153	$—	$—		$153

(a)
Includes income of $3 million and $6 million in the first three months of 2018 and 2017, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million in both periods in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $6 million in the first three months of 2018 and 2017, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended March 31,
	2018	2017
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$267	$220
Pretax non-core item:
Realized gains (losses) on securities	(93)	3
Earnings before income taxes	174	223
Provision (credit) for income taxes:
Core operating earnings	52	67
Realized gains (losses) on securities	(19)	1
Total provision for income taxes	33	68
Net earnings, including noncontrolling interests	141	155
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings (losses)	(4)	2
Realized gains (losses) on securities	—	—
Total net earnings (losses) attributable to noncontrolling interests	(4)	2
Net earnings attributable to shareholders	$145	$153

Net earnings:
Core net operating earnings	$219	$151
Realized gains (losses) on securities	(74)	2
Net earnings attributable to shareholders	$145	$153

Diluted per share amounts:
Core net operating earnings	$2.42	$1.69
Realized gains (losses) on securities	(0.82)	0.03
Net earnings attributable to shareholders	$1.60	$1.72

Net earnings attributable to shareholders decreased $8 million in the first three months of 2018 compared to the same period in 2017 due primarily to net realized losses on securities in the 2018 period compared to net realized gains on securities in the 2017 period, partially offset by higher core net operating earnings. Realized losses on securities in the first three months of 2018 reflect the decline in fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018. Core net operating earnings increased $68 million in the first three months of 2018 compared to the same period in 2017 reflecting higher earnings in the annuity segment, higher underwriting profit and net investment income in the property and casualty segment, lower holding company expenses and a lower corporate income tax rate, partially offset by lower income from the sale of real estate in the first three months of 2018 compared to the same period in 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Segmented Statement of Earnings   AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

Effective January 1, 2018, the results of AFG’s run-off long-term care and life businesses are included in the “Other” segment instead of as a separate reportable segment based on the immaterial size of the remaining operations. Prior periods amounts were reclassified for consistent presentation.

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2018 and 2017 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,107	$—	$—	$—	$1,107	$—	$1,107
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	100	394	(3)	4	495	—	495
Realized losses on securities	—	—	—	—	—	(93)	(93)
Income (loss) of MIEs:
Investment income	—	—	58	—	58	—	58
Gain (loss) on change in fair value of assets/liabilities	—	—	(3)	—	(3)	—	(3)
Other income	2	26	(4)	25	49	—	49
Total revenues	1,209	420	48	35	1,712	(93)	1,619

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	641	—	—	—	641	—	641
Commissions and other underwriting expenses	375	—	—	6	381	—	381
Annuity benefits	—	182	—	—	182	—	182
Life, accident and health benefits	—	—	—	11	11	—	11
Annuity and supplemental insurance acquisition expenses	—	81	—	1	82	—	82
Interest charges on borrowed money	—	—	—	15	15	—	15
Expenses of MIEs	—	—	48	—	48	—	48
Other expenses	9	32	—	44	85	—	85
Total costs and expenses	1,025	295	48	77	1,445	—	1,445
Earnings before income taxes	184	125	—	(42)	267	(93)	174
Provision for income taxes	37	25	—	(10)	52	(19)	33
Net earnings, including noncontrolling interests	147	100	—	(32)	215	(74)	141
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	—	—	—	(4)	—	(4)
Core Net Operating Earnings	151	100	—	(32)	219
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(74)	(74)	74	—
Net Earnings Attributable to Shareholders	$151	$100	$—	$(106)	$145	$—	$145

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,022	$—	$—	$—	$1,022	$—	$1,022
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	86	347	(6)	8	435	—	435
Realized gains on securities	—	—	—	—	—	3	3
Income of MIEs:
Investment income	—	—	51	—	51	—	51
Gain on change in fair value of assets/liabilities	—	—	—	—	—	—	—
Other income	16	27	(4)	20	59	—	59
Total revenues	1,124	374	41	34	1,573	3	1,576

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	609	—	—	—	609	—	609
Commissions and other underwriting expenses	335	—	—	4	339	—	339
Annuity benefits	—	196	—	—	196	—	196
Life, accident and health benefits	—	—	—	9	9	—	9
Annuity and supplemental insurance acquisition expenses	—	52	—	1	53	—	53
Interest charges on borrowed money	—	—	—	21	21	—	21
Expenses of MIEs	—	—	41	—	41	—	41
Other expenses	9	30	—	46	85	—	85
Total costs and expenses	953	278	41	81	1,353	—	1,353
Earnings before income taxes	171	96	—	(47)	220	3	223
Provision for income taxes	55	32	—	(20)	67	1	68
Net earnings, including noncontrolling interests	116	64	—	(27)	153	2	155
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	2	—	2
Core Net Operating Earnings	114	64	—	(27)	151
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	2	2	(2)	—
Net Earnings Attributable to Shareholders	$114	$64	$—	$(25)	$153	$—	$153

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $184 million in pretax earnings in the first three months of 2018 compared to $171 million in the first three months of 2017, an increase of $13 million (8%). The increase in pretax earnings reflects higher underwriting profit in the Specialty casualty insurance sub-segment and higher net investment income, partially offset by lower underwriting profits in the Property and transportation and Specialty financial insurance sub-segments and lower income from the sale of real estate in the first three months of 2018 compared to the first three months of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three months ended March 31,
	2018	2017	% Change
Gross written premiums	$1,458	$1,324	10%
Reinsurance premiums ceded	(356)	(297)	20%
Net written premiums	1,102	1,027	7%
Change in unearned premiums	5	(5)	(200%)
Net earned premiums	1,107	1,022	8%
Loss and loss adjustment expenses	641	609	5%
Commissions and other underwriting expenses	375	335	12%
Underwriting gain	91	78	17%

Net investment income	100	86	16%
Other income and expenses, net	(7)	7	(200%)
Earnings before income taxes	$184	$171	8%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	57.8%	59.5%	(1.7%)
Underwriting expense ratio	33.9%	32.7%	1.2%
Combined ratio	91.7%	92.2%	(0.5%)

Aggregate — including exited lines
Loss and LAE ratio	57.9%	59.6%	(1.7%)
Underwriting expense ratio	33.9%	32.7%	1.2%
Combined ratio	91.8%	92.3%	(0.5%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.46 billion for the first three months of 2018 compared to $1.32 billion for the first three months of 2017, an increase of $134 million (10%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2018		2017
	GWP	%	GWP	%	% Change
Property and transportation	$426	29%	$416	32%	2%
Specialty casualty	853	59%	744	56%	15%
Specialty financial	179	12%	164	12%	9%
	$1,458	100%	$1,324	100%	10%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 24% of gross written premiums for the first three months of 2018 compared to 22% for the first three months of 2017, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2018		2017		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(102)	24%	$(92)	22%	2%
Specialty casualty	(259)	30%	(204)	27%	3%
Specialty financial	(31)	17%	(23)	14%	3%
Other specialty	36		22
	$(356)	24%	$(297)	22%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.10 billion for the first three months of 2018 compared to $1.03 billion for the first three months of 2017, an increase of $75 million (7%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2018		2017
	NWP	%	NWP	%	% Change
Property and transportation	$324	29%	$324	32%	—%
Specialty casualty	594	54%	540	53%	10%
Specialty financial	148	14%	141	14%	5%
Other specialty	36	3%	22	1%	64%
	$1,102	100%	$1,027	100%	7%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.11 billion for the first three months of 2018 compared to $1.02 billion for the first three months of 2017, an increase of $85 million (8%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2018		2017
	NEP	%	NEP	%	% Change
Property and transportation	$350	32%	$342	33%	2%
Specialty casualty	579	52%	508	50%	14%
Specialty financial	149	13%	147	14%	1%
Other specialty	29	3%	25	3%	16%
	$1,107	100%	$1,022	100%	8%

The $134 million (10%) increase in gross written premiums for the first three months of 2018 compared to the first three months of 2017 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased less than 1% in the first three months of 2018. Excluding the workers’ compensation business, renewal pricing increased approximately 3%.

Property and transportation Gross written premiums increased $10 million (2%) in the first three months of 2018 compared to the first three months of 2017. This increase was the result of new business opportunities in the property and inland marine and transportation businesses. Average renewal rates increased approximately 4% for this group in the first three months of 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points, reflecting higher cessions of crop insurance.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $109 million (15%) in the first three months of 2018 compared to the first three months of 2017 due primarily to growth at Neon. Higher gross written premiums in the executive liability and targeted markets businesses contributed to the year-over-year growth. Average renewal rates decreased approximately 1% for this group in the first three months of 2018. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased 2%. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the first three months of 2018 compared to the first three months of 2017, reflecting growth within Neon, which reinsures a higher percentage of its business than the overall Specialty casualty group.

Specialty financial Gross written premiums increased $15 million (9%) in the first three months of 2018 compared to the first three months of 2017 due primarily to higher premiums in the financial institutions and equipment leasing businesses. Average renewal rates for this group increased approximately 2% in the first three months of 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the first three months of 2018 compared to the first three months of 2017, reflecting higher cessions in the financial institutions and equipment leasing businesses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended March 31,			Three months ended March 31,
	2018	2017	Change	2018	2017
Property and transportation
Loss and LAE ratio	63.0%	60.8%	2.2%
Underwriting expense ratio	27.4%	26.5%	0.9%
Combined ratio	90.4%	87.3%	3.1%
Underwriting profit				$33	$43

Specialty casualty
Loss and LAE ratio	59.5%	65.2%	(5.7%)
Underwriting expense ratio	33.4%	31.8%	1.6%
Combined ratio	92.9%	97.0%	(4.1%)
Underwriting profit				$41	$15

Specialty financial
Loss and LAE ratio	40.2%	35.6%	4.6%
Underwriting expense ratio	50.0%	49.4%	0.6%
Combined ratio	90.2%	85.0%	5.2%
Underwriting profit				$15	$22

Total Specialty
Loss and LAE ratio	57.8%	59.5%	(1.7%)
Underwriting expense ratio	33.9%	32.7%	1.2%
Combined ratio	91.7%	92.2%	(0.5%)
Underwriting profit				$92	$79

Aggregate — including exited lines
Loss and LAE ratio	57.9%	59.6%	(1.7%)
Underwriting expense ratio	33.9%	32.7%	1.2%
Combined ratio	91.8%	92.3%	(0.5%)
Underwriting profit				$91	$78

The Specialty property and casualty insurance operations generated an underwriting profit of $92 million in the first three months of 2018 compared to $79 million in the first three months of 2017, an increase of $13 million (16%). Higher underwriting profit in the Specialty casualty insurance sub-segment was partially offset by lower underwriting profits in the Property and transportation and Specialty financial insurance sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Underwriting profit for this group was $33 million for the first three months of 2018 compared to $43 million in the first three months of 2017, a decrease of $10 million (23%). Higher underwriting profits in the agricultural businesses were more than offset by lower underwriting profits in the transportation and property and inland marine businesses.

Specialty casualty Underwriting profit for this group was $41 million for the first three months of 2018 compared to $15 million in the first three months of 2017, an increase of $26 million (173%). Higher profitability in the workers’ compensation and executive liability businesses, primarily attributed to higher prior year favorable reserve development, as well as higher year-over-year underwriting profit in the excess and surplus businesses, were the drivers of the improved results.

Specialty financial Underwriting profit for this group was $15 million for the first three months of 2018 compared to $22 million in the first three months of 2017, a decrease of $7 million (32%) due primarily to lower underwriting profitability in the financial institutions business, including higher catastrophe losses.

Other specialty This group reported an underwriting profit of $3 million in the first three months of 2018 compared to an underwriting loss of $1 million in the first three months of 2017. This improvement is due primarily to a $6 million charge recorded in the first three months of 2017 to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by lower favorable prior year reserve development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first three months of 2018 compared to the first three months of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 57.9% for the first three months of 2018 compared to 59.6% for the first three months of 2017, a decrease of 1.7 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2018	2017	2018	2017	Ratio
Property and transportation
Current year, excluding catastrophe losses	$233	$220	66.7%	64.2%	2.5%
Prior accident years development	(18)	(17)	(5.1%)	(4.8%)	(0.3%)
Current year catastrophe losses	5	5	1.4%	1.4%	—%
Property and transportation losses and LAE and ratio	$220	$208	63.0%	60.8%	2.2%

Specialty casualty
Current year, excluding catastrophe losses	$375	$336	64.5%	66.1%	(1.6%)
Prior accident years development	(35)	(6)	(6.0%)	(1.1%)	(4.9%)
Current year catastrophe losses	5	1	1.0%	0.2%	0.8%
Specialty casualty losses and LAE and ratio	$345	$331	59.5%	65.2%	(5.7%)

Specialty financial
Current year, excluding catastrophe losses	$60	$60	40.2%	41.2%	(1.0%)
Prior accident years development	(3)	(9)	(1.8%)	(6.4%)	4.6%
Current year catastrophe losses	3	1	1.8%	0.8%	1.0%
Specialty financial losses and LAE and ratio	$60	$52	40.2%	35.6%	4.6%

Total Specialty
Current year, excluding catastrophe losses	$684	$630	61.7%	61.6%	0.1%
Prior accident years development	(57)	(29)	(5.1%)	(2.8%)	(2.3%)
Current year catastrophe losses	13	7	1.2%	0.7%	0.5%
Total Specialty losses and LAE and ratio	$640	$608	57.8%	59.5%	(1.7%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$684	$630	61.7%	61.6%	0.1%
Prior accident years development	(56)	(28)	(5.0%)	(2.7%)	(2.3%)
Current year catastrophe losses	13	7	1.2%	0.7%	0.5%
Aggregate losses and LAE and ratio	$641	$609	57.9%	59.6%	(1.7%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.7% for the first three months of 2018 compared to 61.6% for the first three months of 2017, an increase of 0.1 percentage points.

Property and transportation   The 2.5 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the crop and aviation businesses for the first three months of 2018 compared to the first three months of 2017.

Specialty casualty   The 1.6 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 1.0 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions and equipment leasing businesses, partially offset by an increase in the loss and LAE ratio of the trade credit business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $57 million in the first three months of 2018 compared to $29 million in the first three months of 2017, an increase of $28 million (97%).

Property and transportation Net favorable reserve development of $18 million in the first three months of 2018 reflects lower than expected losses in the crop business. Net favorable reserve development of $17 million in the first three months of 2017 reflects lower than expected losses in the crop and equine operations and lower than expected claim severity in the property and inland marine business, partially offset by higher than expected claim severity in the ocean marine business.

Specialty casualty Net favorable reserve development of $35 million in the first three months of 2018 includes lower than anticipated claim frequency and severity in workers’ compensation business and lower than expected claim severity in the executive liability business, partially offset by higher than expected claim severity and frequency in the targeted markets businesses. Net favorable reserve development of $6 million in the first three months of 2017 reflects lower than anticipated claim severity and frequency in the workers’ compensation businesses and lower than anticipated claim severity at Neon, partially offset by higher than anticipated claim severity in the targeted markets businesses and higher than expected claim severity and frequency in the excess and surplus lines business.

Specialty financial Net favorable reserve development of $3 million in the first three months of 2018 reflects lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $9 million in the first three months of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the first three months of 2018 and net adverse reserve development of $3 million in the first three months of 2017. The favorable development in the first three months of 2018 reflects amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program. The adverse development in the first three months of 2017 reflects a $6 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the first three months of 2018 and 2017 related to business outside of the Specialty insurance group that AFG no longer writes.

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

Catastrophe losses of $13 million in the first three months of 2018 resulted primarily from winter storms in the eastern portion of the United States and mudslides in California. Catastrophe losses of $7 million in the first three months of 2017 resulted primarily from storms and tornadoes in several regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $375 million in the first three months of 2018 compared to $335 million for the first three months of 2017, an increase of $40 million (12%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 33.9% for the first three months of 2018 compared to 32.7% for the first three months of 2017, an increase of 1.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2018		2017		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$97	27.4%	$91	26.5%	0.9%
Specialty casualty	193	33.4%	162	31.8%	1.6%
Specialty financial	74	50.0%	73	49.4%	0.6%
Other specialty	11	39.4%	9	37.8%	1.6%
	$375	33.9%	$335	32.7%	1.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.9 percentage points in the first three months of 2018 compared to the first three months of 2017 reflecting a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.6 percentage points in the first three months of 2018 compared to the first three months of 2017 reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.6 percentage points in the first three months of 2018 compared to the first three months of 2017 reflecting a change in the mix of business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $100 million in the first three months of 2018 compared to $86 million in the first three months of 2017, an increase of $14 million (16%). In recent years, yields available in the financial markets on fixed maturity securities have generally declined, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2018	2017	Change	% Change
Net investment income	$100	$86	$14	16%

Average invested assets (at amortized cost)	$10,422	$9,855	$567	6%

Yield (net investment income as a % of average invested assets)	3.84%	3.49%	0.35%

Tax equivalent yield (*)	4.02%	3.98%	0.04%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The increase in average invested assets and net investment income in the property and casualty insurance segment for the first three months of 2018 as compared to the first three months of 2017 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.84% for the first three months of 2018 compared to 3.49% for the first three months of 2017, an increase of 0.35 percentage points, due primarily to higher equity in earnings of limited partnerships and similar investments, partially offset by the impact of lower yields available in the financial markets.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $7 million for the first three months of 2018 compared to net earnings of $7 million in the first three months of 2017, a change of $14 million (200%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2018	2017
Other income
Income from the sale of real estate	$—	$13
Other	2	3
Total other income	2	16
Other expenses
Amortization of intangibles	2	2
Other	7	7
Total other expenses	9	9
Other income and expenses, net	$(7)	$7

Income from the sale of real estate includes $13 million related to the sale of a hotel property in the first three months of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $125 million in pretax earnings in the first three months of 2018 compared to $96 million in the first three months of 2017, an increase of $29 million (30%). AFG’s annuity segment results for the first three months of 2018 as compared to the first three months of 2017 reflect a 10% increase in average investments (at amortized cost), higher equity in the earnings of limited partnerships and similar investments and the favorable impact of fair value accounting for derivatives related to fixed-indexed annuities (“FIAs”), partially offset by the impact of lower investment yields due to the run-off of higher yielding investments. The fair value of derivatives related to FIAs was favorably impacted by higher than anticipated interest rates in the first three months of 2018 compared to the negative impact of lower than anticipated interest rates in the first three months of 2017, partially offset in the 2018 period by the negative impacts of higher interest on the embedded derivative (from growth in the FIA business and higher short-term interest rates), higher than expected option costs and poor stock market performance. The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three months ended March 31,
	2018	2017	% Change
Revenues:
Net investment income	$394	$347	14%
Other income:
Guaranteed withdrawal benefit fees	16	14	14%
Policy charges and other miscellaneous income	10	13	(23%)
Total revenues	420	374	12%

Costs and Expenses:
Annuity benefits (*)	182	196	(7%)
Acquisition expenses	81	52	56%
Other expenses	32	30	7%
Total costs and expenses	295	278	6%
Earnings before income taxes	$125	$96	30%
Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended March 31,
	2018	2017	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$112	$98	14%
Impact of derivatives related to FIAs	13	(2)	(750%)
Earnings before income taxes	$125	$96	30%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended March 31,
	2018	2017	% Change
Interest credited — fixed	$166	$152	9%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	4	—%
Amortization of sales inducements	5	6	(17%)
Change in guaranteed withdrawal benefit reserve	23	16	44%
Change in other benefit reserves	8	11	(27%)
Total other annuity benefits	40	37	8%
Total before impact of derivatives related to FIAs	207	190	9%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(63)	147	(143%)
Equity option mark-to-market	38	(141)	(127%)
Impact of derivatives related to FIAs	(25)	6	(517%)
Total annuity benefits	$182	$196	(7%)

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed annuities):

	Three months ended March 31,
	2018	2017	% Change
Average fixed annuity investments (at amortized cost)	$33,002	$30,055	10%
Average fixed annuity benefits accumulated	33,329	30,183	10%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.74%	4.59%
Interest credited — fixed	(1.99%)	(2.01%)
Net interest spread	2.75%	2.58%

Policy charges and other miscellaneous income	0.10%	0.14%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.29%)	(0.31%)
Acquisition expenses	(0.94%)	(0.67%)
Other expenses	(0.38%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	0.30%	(0.08%)
Net spread earned on fixed annuities	1.54%	1.28%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended March 31,
	2018	2017
Net spread earned on fixed annuities — before impact of derivatives related to FIAs	1.38%	1.31%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	0.30%	(0.08%)
Related impact on amortization of deferred policy acquisition costs (*)	(0.14%)	0.05%
Related impact on amortization of deferred sales inducements (*)	—%	—%
Net spread earned on fixed annuities	1.54%	1.28%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the first three months of 2018 was $394 million compared to $347 million for the first three months of 2017, an increase of $47 million (14%). This increase reflects the growth in AFG’s annuity business and higher equity in the earnings of limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.15 percentage points to 4.74% from 4.59% in the first three months of 2018 compared to the first three months of 2017. This increase in net investment yield reflects higher equity in the earnings of limited partnerships and similar investments, partially offset by (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During 2017, $4.9 billion in annuity segment investments with an average yield of 5.14% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.94%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Interest Credited — Fixed
Interest credited — fixed for the first three months of 2018 was $166 million compared to $152 million for the first three months of 2017, an increase of $14 million (9%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, decreased 0.02 percentage points to 1.99% in the first three months of 2018 from 2.01% in the first three months of 2017.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.17 percentage points to 2.75% from 2.58% in the first three months of 2018 compared to the same period in 2017 due primarily to higher equity in the earnings of limited partnerships and similar investments and lower crediting rates, partially offset by lower investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $10 million for the first three months of 2018 compared to $13 million for the first three months of 2017, a decrease of $3 million (23%). Other miscellaneous income in the first three months of 2017 includes $1 million from the sale of real estate. As a percentage of average fixed annuity benefits accumulated, annuity policy charges and other miscellaneous income decreased 0.04 percentage points to 0.10% from 0.14% in the first three months of 2018 compared to the first three months of 2017.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first three months of 2018 were $24 million compared to $23 million for the first three months of 2017, an increase of $1 million (4%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.02 percentage points to 0.29% from 0.31% in the first three months of 2018 compared to first three months of 2017. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2018	2017
Change in expected death and annuitization reserve	$4	$4
Amortization of sales inducements	5	6
Change in guaranteed withdrawal benefit reserve	23	16
Change in other benefit reserves	8	11
Other annuity benefits	40	37
Offset guaranteed withdrawal benefit fees	(16)	(14)
Other annuity benefits, net	$24	$23

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

Annuity Acquisition Expenses
AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.94% for the first three months of 2018 compared to 0.67% for the first three months of 2017 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of higher than anticipated interest rates during the first three months of 2018 on the fair value of derivatives related to FIAs (discussed below) resulted in a partially offsetting acceleration of the amortization of DPAC. In contrast, the negative impact of lower than anticipated

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

interest rates during the first three months of 2017 on the fair value of derivatives related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended March 31,
	2018	2017
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.80%	0.72%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	0.14%	(0.05%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.94%	0.67%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $32 million for the first three months of 2018 compared to $30 million for the first three months of 2017, an increase of $2 million (7%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.38% for both the first three months of 2018 and the first three months of 2017. The increase in annuity other expenses is due primarily to growth in the business.

Change in Fair Value of Derivatives Related to Fixed-Indexed Annuities
AFG’s fixed-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase of call options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component (embedded derivative) of AFG’s annuity benefits accumulated, see Note C — “Fair Value Measurements” to the financial statements.

The net change in fair value of derivatives related to fixed-indexed annuities decreased annuity benefits by $25 million in the first three months of 2018 and increased annuity benefits by $6 million in the first three months of 2017. During the first three months of 2018, the positive impact of higher than expected interest rates on the fair value of these derivatives was partially offset by the negative impact of higher than expected option costs and poor stock market performance. During the first three months of 2017, the positive impact of strong stock market performance on the fair value of these derivatives substantially offset the negative impact of slightly lower than expected interest rates. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.38 percentage points to a net expense reduction of 0.30% in the first three months of 2018 from a net expense of 0.08% in the first three months of 2017.

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

	Three months ended March 31,
	2018	2017	% Change
Earnings before income taxes — before change in fair value of derivatives related to FIAs	$112	$98	14%
Change in fair value of derivatives related to FIAs	25	(6)	(517%)
Related impact on amortization of DPAC (*)	(12)	4	(400%)
Earnings before income taxes	$125	$96	30%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, increased the annuity segment’s earnings before income taxes by $13 million in the first three months of 2018 and decreased the annuity segment’s earnings before income taxes by $2 million in the first three months of 2017. The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended March 31,
	2018	2017	% Change
Interest on the embedded derivative liability	$(7)	$(3)	133%
Changes in interest rates higher (lower) than expected	27	(11)	(345%)
Change in the stock market, including volatility	(2)	9	(122%)
Renewal option costs lower (higher) than expected	(4)	2	(300%)
Other, including the impact of actual versus expected lapses	(1)	1	(200%)
Impact of derivatives related to FIAs	$13	$(2)	(750%)

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.26 percentage points to 1.54% from 1.28% in the first three months of 2018 compared to the same period in 2017 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.17 percentage points increase in AFG’s net interest spread.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
	2018	2017
Beginning fixed annuity reserves	$33,005	$29,647
Fixed annuity premiums (receipts)	1,141	1,283
Surrenders, benefits and other withdrawals	(627)	(539)
Interest and other annuity benefit expenses:
Interest credited	166	152
Embedded derivative mark-to-market	(63)	147
Change in other benefit reserves	30	29
Ending fixed annuity reserves	$33,652	$30,719

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$33,652	$30,719
Impact of unrealized investment related gains	71	100
Fixed component of variable annuities	178	183
Annuity benefits accumulated per balance sheet	$33,901	$31,002

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.15 billion in the first three months of 2018 compared to $1.29 billion in the first three months of 2017, a decrease of $142 million (11%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended March 31,
	2018	2017	% Change
Financial institutions single premium annuities — indexed	$413	$487	(15%)
Financial institutions single premium annuities — fixed	105	262	(60%)
Retail single premium annuities — indexed	553	469	18%
Retail single premium annuities — fixed	24	20	20%
Education market — fixed and indexed annuities	46	45	2%
Total fixed annuity premiums	1,141	1,283	(11%)
Variable annuities	7	7	—%
Total annuity premiums	$1,148	$1,290	(11%)

While annuity premiums decreased 11% in the first three months of 2018 compared to the first three months of 2017, annuity premiums in the first quarter of 2018 represent an increase of 26% compared to the fourth quarter of 2017, reflecting growth in all product lines and channels.

AFG has implemented product and process changes needed to comply with the Department of Labor (“DOL”) Fiduciary Rule, which took effect on June 9, 2017. The DOL delayed certain requirements of the Fiduciary Rule until July 1, 2019. As a result, insurance-only agents can continue selling fixed-indexed annuities through the end of June 2019, provided the agent acts in the customer’s best interest, makes no misleading statements and receives only reasonable compensation.

On March 15, 2018, the United States Fifth Circuit Court of Appeals (“Fifth Circuit”) issued a decision vacating the DOL Fiduciary Rule in its entirety. The Fifth Circuit’s decision will become effective on or about May 7, 2018 unless the DOL petitions for a rehearing. The DOL has until June 13, 2018 to file an appeal to the United States Supreme Court. Once the Fifth Circuit’s decision becomes effective, the order to vacate the rule will apply nationwide. At that time, the law regarding fiduciary status will revert back to the law in effect prior to the DOL Fiduciary Rule.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

On April 18, 2018, the U.S. Securities and Exchange Commission released a package of regulatory proposals to enhance standards of conduct, including a proposal to enhance the standard of conduct owed by broker-dealers to their clients known as Regulation Best Interest. If adopted as proposed, the Regulation Best Interest would heighten the standard that registered representatives need to meet when making a recommendation by requiring them to act in the best interest of the retail customer at the time of the recommendation. Regulation Best Interest further proposes that satisfying this duty would require (i) disclosing to the customer of the key facts about the relationship, (ii) exercising reasonable diligence, care, skill and prudence in recommending a product that is in the client’s best interest, and (iii) disclosing, mitigating or eliminating conflicts of interests arising from financial incentives and disclosing other conflicts.

Although approximately 70-75% of AFG’s premiums come through registered representatives associated with broker-dealers, neither traditional fixed annuities or fixed-indexed annuities are securities. Based on AFG’s initial assessment, if the proposals are adopted as is, the new requirements would not be expected to have a material impact on AFG’s premiums.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
	2018	2017
Earnings on fixed annuity benefits accumulated	$128	$96
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(4)	(1)
Variable annuity earnings	1	1
Earnings before income taxes	$125	$96

(*)
Net investment income (as a % of investments) of 4.74% and 4.59% for the three months ended March 31, 2018 and 2017, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $42 million in the first three months of 2018 compared to $47 million in the first three months of 2017, a decrease of $5 million (11%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three months ended March 31,
	2018	2017	% Change
Revenues:
Life, accident and health net earned premiums	$6	$6	—%
Net investment income	4	8	(50%)
Other income — P&C fees	17	14	21%
Other income	8	6	33%
Total revenues	35	34	3%

Costs and Expenses, excluding interest charges on borrowed money:
Property and casualty insurance — commissions and other underwriting expenses	6	4	50%
Life, accident and health benefits	11	9	22%
Life, accident and health acquisition expenses	1	1	—%
Other expense — expenses associated with P&C fees	11	10	10%
Other expenses	33	36	(8%)
Costs and expenses, excluding interest charges on borrowed money	62	60	3%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(27)	(26)	4%
Interest charges on borrowed money	15	21	(29%)
Loss before income taxes, excluding realized gains and losses	$(42)	$(47)	(11%)

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $6 million and related benefits and acquisition expenses of $12 million in the first three months of 2018 compared to net earned premiums of $6 million and related benefits and acquisition expenses of $10 million in the first three months of 2017. The $2 million (22%) increase in life, accident and health benefits reflects elevated claim levels in the run-off life business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $4 million in the first three months of 2018 compared to $8 million in the first three months of 2017. The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $1 million in the first three months of 2018 compared to an increase in value by $2 million in the first three months of 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2018, AFG collected $17 million in fees for these services compared to $14 million in the first three months of 2017. Management views this fee income, net of the $11 million in the first three months of 2018 and $10 million in the first three months of 2017, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the first three months of 2018 and 2017, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $4 million in the first three months of 2018 and $2 million in the first three months of 2017.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $33 million in the first three months of 2018 compared to $36 million in the first three months of 2017, a decrease of $3 million (8%). This decrease reflects the impact of lower holding company expenses related to certain incentive compensation plans and employee benefit plans that are tied to stock market performance in the first three months of 2018 compared to the first three months of 2017.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $15 million in the first three months of 2018 compared to $21 million in the first three months of 2017, a decrease of $6 million (29%) due to a lower weighted average interest rate on AFG’s outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of January 1, 2018 compared to January 1, 2017 (dollars in millions):

	January 1, 2018	January 1, 2017
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$—
3.50% Senior Notes due August 2026	425	300
9-7/8% Senior Notes due June 2019	—	350
6-3/8% Senior Notes due June 2042	—	230
5-3/4% Senior Notes due August 2042	—	125
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,318	$1,308

Weighted Average Interest Rate	4.6%	6.5%

The decrease in the weighted average interest rate for the first three months of 2018 as compared to the first three months of 2017 reflects the following financing transactions completed by AFG between April 1, 2017 and December 31, 2017:

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were losses of $93 million in the first three months of 2018 compared to gains of $3 million in the first three months of 2017, a decrease of $96 million (3,200%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2018	2017
Realized gains (losses) before impairments:
Disposals	$4	$10
Change in the fair value of equity securities (*)	(95)	—
Change in the fair value of derivatives	(5)	—
Adjustments to annuity deferred policy acquisition costs and related items	4	(1)
	(92)	9
Impairment charges:
Securities	(1)	(9)
Adjustments to annuity deferred policy acquisition costs and related items	—	3
	(1)	(6)
Realized gains (losses) on securities	$(93)	$3

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. This amount includes a $94 million net loss on securities that were still held at March 31, 2018.

The $95 million net realized loss from the change in the fair value of equity securities in the first three months of 2018 includes approximately $25 million related to real estate investment trusts, $24 million related to banks and financing companies and $15 million related to media companies. AFG’s $9 million in impairment charges for the first three months of 2017 related primarily to equity security investments in financial institutions and a pharmaceutical company.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $33 million for the first three months of 2018 compared to $68 million for the first three months of 2017, a decrease of $35 million (51%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $4 million for the first three months of 2018 compared to net earnings of $2 million for the first three months of 2017. Losses attributable to noncontrolling interests for the first three months of 2018 are related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer. Earnings attributable to noncontrolling interests in the first three months of 2017 are related to the gain on the sale of a hotel property, which was owned by an 80%-owned subsidiary of GAI.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective December 31, 2017, AFG adopted ASU 2018-02, which allowed the reclassification of amounts stranded in accumulated other comprehensive income from accounting for the Tax Cuts and Jobs Act of 2017 to retained earnings.

See Note A — “Accounting Policies — Investments” to the financial statements for a discussion of accounting guidance adopted on January 1, 2018, which, among other things, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income, clarifies that the need for a valuation allowance on a deferred tax asset related to available for sale securities should be evaluated with other deferred tax assets and modifies disclosure requirements for financial instruments.

ACCOUNTING STANDARDS TO BE ADOPTED

In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities that lease assets for terms longer than one year to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of cash flows. Qualitative and quantitative disclosures of the amount, timing and uncertainty of cash flows arising from leases will also be required. Although the guidance allows for early adoption, AFG expects to adopt the updated guidance effective January 1, 2019 (when it is required). Although the guidance will result in higher assets and higher liabilities

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

from the recognition of assets and liabilities related to operating leases, it does not change the manner in which lease expense is recognized in the statement of earnings. Although management is currently evaluating the impact of this guidance, AFG does not expect it to have a material effect on its results of operations or financial position.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2018, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2017 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first three months of 2018. There are 4,132,838 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016.

AFG acquired 876 shares of its Common Stock (at $106.88 per share) in January 2018, 22,881 shares (at an average of $112.23 per share) in February 2018 and 125 shares (at an average of $112.70 per share) in March 2018 in connection with its stock incentive plans.
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

For the three months ended March 31, 2018, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of

AMERICAN FINANCIAL GROUP, INC. 10-Q

commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

May 4, 2018	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer