Form 10-Q
period 2018-06-30
AMERICAN FINANCIAL GROUP INC
filed 2018-08-03
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2018, there were 89,087,663 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$1,810	$2,338
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $39,244 and $37,038)	39,648	38,379
Fixed maturities, trading at fair value	137	348
Equity securities, at fair value	1,777	1,662
Investments accounted for using the equity method	1,194	999
Mortgage loans	1,147	1,125
Policy loans	179	184
Equity index call options	615	701
Real estate and other investments	272	312
Total cash and investments	46,779	46,048
Recoverables from reinsurers	3,073	3,369
Prepaid reinsurance premiums	645	600
Agents’ balances and premiums receivable	1,266	1,146
Deferred policy acquisition costs	1,582	1,216
Assets of managed investment entities	5,032	4,902
Other receivables	1,048	1,030
Variable annuity assets (separate accounts)	636	644
Other assets	1,574	1,504
Goodwill	199	199
Total assets	$61,834	$60,658

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,093	$9,678
Unearned premiums	2,539	2,410
Annuity benefits accumulated	34,886	33,316
Life, accident and health reserves	647	658
Payable to reinsurers	721	743
Liabilities of managed investment entities	4,840	4,687
Long-term debt	1,301	1,301
Variable annuity liabilities (separate accounts)	636	644
Other liabilities	2,087	1,887
Total liabilities	56,750	55,324

Redeemable noncontrolling interests	—	3

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,072,114 and 88,275,460 shares outstanding	89	88
Capital surplus	1,220	1,181
Retained earnings	3,628	3,248
Accumulated other comprehensive income, net of tax	147	813
Total shareholders’ equity	5,084	5,330
Noncontrolling interests	—	1
Total equity	5,084	5,331
Total liabilities and equity	$61,834	$60,658

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Property and casualty insurance net earned premiums	$1,161	$1,065	$2,268	$2,087
Life, accident and health net earned premiums	6	5	12	11
Net investment income	530	460	1,025	895
Realized gains (losses) on securities (*)	31	8	(62)	11
Income (loss) of managed investment entities:
Investment income	64	50	122	101
Gain (loss) on change in fair value of assets/liabilities	(2)	11	(5)	11
Other income	43	47	92	106
Total revenues	1,833	1,646	3,452	3,222

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	635	1,334	1,244
Commissions and other underwriting expenses	400	366	781	705
Annuity benefits	260	224	442	420
Life, accident and health benefits	11	6	22	15
Annuity and supplemental insurance acquisition expenses	50	48	132	101
Interest charges on borrowed money	16	23	31	44
Expenses of managed investment entities	54	51	102	92
Other expenses	89	88	174	173
Total costs and expenses	1,573	1,441	3,018	2,794
Earnings before income taxes	260	205	434	428
Provision for income taxes	52	60	85	128
Net earnings, including noncontrolling interests	208	145	349	300
Less: Net earnings (losses) attributable to noncontrolling interests	(2)	—	(6)	2
Net Earnings Attributable to Shareholders	$210	$145	$355	$298

Earnings Attributable to Shareholders per Common Share:
Basic	$2.36	$1.64	$3.99	$3.40
Diluted	$2.31	$1.61	$3.92	$3.32
Average number of Common Shares:
Basic	89.0	87.8	88.8	87.5
Diluted	90.7	89.8	90.5	89.6

Cash dividends per Common Share	$1.85	$1.8125	$2.20	$2.125
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$31	$17	$(61)	$26

Losses on securities with impairment	—	(10)	(1)	(16)
Non-credit portion recognized in other comprehensive income (loss)	—	1	—	1
Impairment charges recognized in earnings	—	(9)	(1)	(15)
Total realized gains (losses) on securities	$31	$8	$(62)	$11

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net earnings, including noncontrolling interests	$208	$145	$349	$300
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(148)	115	(427)	240
Reclassification adjustment for realized gains included in net earnings	(3)	(5)	(1)	(5)
Total net unrealized gains (losses) on securities	(151)	110	(428)	235
Net unrealized gains (losses) on cash flow hedges	(3)	2	(14)	1
Foreign currency translation adjustments	(4)	4	(3)	4
Other comprehensive income (loss), net of tax	(158)	116	(445)	240
Total comprehensive income (loss), net of tax	50	261	(96)	540
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	—	(6)	2
Comprehensive income (loss) attributable to shareholders	$52	$261	$(90)	$538

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	355	—	355	(1)	354	(5)
Other comprehensive loss	—	—	—	(445)	(445)	—	(445)	—
Dividends on Common Stock	—	—	(196)	—	(196)	—	(196)	—
Shares issued:
Exercise of stock options	531,726	19	—	—	19	—	19	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	73,676	8	—	—	8	—	8	—
Dividend reinvestment plan	18,006	2	—	—	2	—	2	—
Stock-based compensation expense	—	11	—	—	11	—	11	—
Shares exchanged — benefit plans	(24,310)	—	(2)	—	(2)	—	(2)	—
Forfeitures of restricted stock	(3,069)	—	—	—	—	—	—	—
Other	—	—	(2)	—	(2)	—	(2)	2
Balance at June 30, 2018	89,072,114	$1,309	$3,628	$147	$5,084	$—	$5,084	$—

Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919	$—
Net earnings	—	—	298	—	298	2	300	—
Other comprehensive income	—	—	—	240	240	—	240	—
Dividends on Common Stock	—	—	(187)	—	(187)	—	(187)	—
Shares issued:
Exercise of stock options	792,288	26	—	—	26	—	26	—
Restricted stock awards	232,250	—	—	—	—	—	—	—
Other benefit plans	75,381	7	—	—	7	—	7	—
Dividend reinvestment plan	19,516	2	—	—	2	—	2	—
Stock-based compensation expense	—	13	—	—	13	—	13	—
Shares exchanged — benefit plans	(32,509)	—	(3)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(4,073)	—	—	—	—	—	—	—
Other	—	—	—	—	—	(5)	(5)	—
Balance at June 30, 2017	88,007,252	$1,246	$3,451	$615	$5,312	$—	$5,312	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2018	2017
Operating Activities:
Net earnings, including noncontrolling interests	$349	$300
Adjustments:
Depreciation and amortization	106	69
Annuity benefits	442	420
Realized (gains) losses on investing activities	64	(28)
Net sales of trading securities	83	31
Deferred annuity and life policy acquisition costs	(127)	(133)
Change in:
Reinsurance and other receivables	72	(291)
Other assets	(16)	(8)
Insurance claims and reserves	(268)	275
Payable to reinsurers	(22)	47
Other liabilities	55	(32)
Managed investment entities’ assets/liabilities	138	(72)
Other operating activities, net	(53)	(4)
Net cash provided by operating activities	823	574

Investing Activities:
Purchases of:
Fixed maturities	(4,549)	(5,387)
Equity securities	(248)	(44)
Mortgage loans	(90)	(146)
Equity index options and other investments	(446)	(360)
Real estate, property and equipment	(44)	(30)
Proceeds from:
Maturities and redemptions of fixed maturities	2,283	3,285
Repayments of mortgage loans	68	110
Sales of fixed maturities	203	150
Sales of equity securities	106	50
Sales and settlements of equity index options and other investments	446	360
Sales of real estate, property and equipment	1	53
Managed investment entities:
Purchases of investments	(1,261)	(1,780)
Proceeds from sales and redemptions of investments	1,035	1,738
Other investing activities, net	11	7
Net cash used in investing activities	(2,485)	(1,994)

Financing Activities:
Annuity receipts	2,547	2,556
Annuity surrenders, benefits and withdrawals	(1,372)	(1,161)
Net transfers from variable annuity assets	21	30
Additional long-term borrowings	—	345
Reductions of long-term debt	—	(230)
Issuances of managed investment entities’ liabilities	1,572	977
Retirements of managed investment entities’ liabilities	(1,461)	(835)
Issuances of Common Stock	21	27
Cash dividends paid on Common Stock	(194)	(185)
Other financing activities, net	—	(4)
Net cash provided by financing activities	1,134	1,520
Net Change in Cash and Cash Equivalents	(528)	100
Cash and cash equivalents at beginning of period	2,338	2,107
Cash and cash equivalents at end of period	$1,810	$2,207

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Segments of Operations	I.	Long-Term Debt
C.	Fair Value Measurements	J.	Redeemable Noncontrolling Interests
D.	Investments	K.	Shareholders’ Equity
E.	Derivatives	L.	Income Taxes
F.	Deferred Policy Acquisition Costs	M.	Contingencies
G.	Managed Investment Entities	N.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2018, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first six months of 2018.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under the new guidance, AFG recorded holding losses of $57 million on equity securities in net earnings during the first six months of 2018 on securities that were still owned at June 30, 2018. Under the prior guidance, these holding losses would have been recorded in AOCI (with the exception of any impairment charge that may have been recorded). Because almost all of the equity securities impacted by the new guidance were carried at fair value through AOCI under the prior guidance, the adoption of the new guidance did not have a material impact on AFG’s financial position.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings, unless the derivatives are designated and qualify as highly effective cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of (i) components of certain fixed maturity securities (primarily interest-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related equity index options designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2018 and 2017 — 1.7 million and 2.0 million; first six months of 2018 and 2017 — 1.7 million and 2.1 million, respectively.

There were no anti-dilutive potential common shares in the second quarter or first six months of 2018 or 2017.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, professional liability, umbrella and excess liability, specialty coverage in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for leasing and financing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), surety and fidelity products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of deferred gains on retroactive reinsurance transactions related to the sales of businesses in prior years. AFG’s annuity business markets traditional fixed, fixed-indexed and variable-indexed annuities in the retail, financial institutions, registered investment advisor and education markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services. Effective January 1, 2018, the results of AFG’s run-off long-term care and life businesses are included in the “Other” segment instead of as a separate reportable segment based on the immaterial size of the remaining operations. Prior period amounts were reclassified for consistent presentation.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$374	$357	$724	$699
Specialty casualty	595	537	1,174	1,045
Specialty financial	159	146	308	293
Other specialty	33	25	62	50
Total premiums earned	1,161	1,065	2,268	2,087
Net investment income	115	96	215	182
Other income (a)	2	4	4	20
Total property and casualty insurance	1,278	1,165	2,487	2,289
Annuity:
Net investment income	412	360	806	707
Other income	27	26	53	53
Total annuity	439	386	859	760
Other	85	87	168	162
Total revenues before realized gains (losses)	1,802	1,638	3,514	3,211
Realized gains (losses) on securities	31	8	(62)	11
Total revenues	$1,833	$1,646	$3,452	$3,222

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$23	$21	$56	$64
Specialty casualty	29	29	70	44
Specialty financial	22	23	37	45
Other specialty	(1)	—	2	(1)
Other lines	(1)	(1)	(2)	(2)
Total underwriting	72	72	163	150
Investment and other income, net (a)	106	91	199	184
Total property and casualty insurance	178	163	362	334
Annuity	99	85	224	181
Other (b)	(48)	(51)	(90)	(98)
Total earnings before realized gains (losses) and income taxes	229	197	496	417
Realized gains (losses) on securities	31	8	(62)	11
Total earnings before income taxes	$260	$205	$434	$428

(a)	Includes income of $13 million (before noncontrolling interest) from the sale of a hotel in the first quarter of 2017.

(b)	Includes holding company interest and expenses, including a $7 million loss on retirement of debt in the second quarter of 2017.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$140	$92	$8	$240
States, municipalities and political subdivisions	—	6,852	61	6,913
Foreign government	—	129	—	129
Residential MBS	—	2,739	147	2,886
Commercial MBS	—	878	56	934
Asset-backed securities	—	7,931	1,004	8,935
Corporate and other	29	18,174	1,408	19,611
Total AFS fixed maturities	169	36,795	2,684	39,648
Trading fixed maturities	38	99	—	137
Equity securities	1,471	76	230	1,777
Equity index call options	—	615	—	615
Assets of managed investment entities (“MIE”)	229	4,780	23	5,032
Variable annuity assets (separate accounts) (*)	—	636	—	636
Total assets accounted for at fair value	$1,907	$43,001	$2,937	$47,845
Liabilities:
Liabilities of managed investment entities	$220	$4,598	$22	$4,840
Derivatives in annuity benefits accumulated	—	—	2,776	2,776
Other liabilities — derivatives	—	72	—	72
Total liabilities accounted for at fair value	$220	$4,670	$2,798	$7,688

December 31, 2017
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$122	$112	$8	$242
States, municipalities and political subdivisions	—	6,975	148	7,123
Foreign government	—	127	—	127
Residential MBS	—	3,105	122	3,227
Commercial MBS	—	926	36	962
Asset-backed securities	—	7,218	744	7,962
Corporate and other	30	17,662	1,044	18,736
Total AFS fixed maturities	152	36,125	2,102	38,379
Trading fixed maturities	44	304	—	348
Equity securities	1,411	86	165	1,662
Equity index call options	—	701	—	701
Assets of managed investment entities	307	4,572	23	4,902
Variable annuity assets (separate accounts) (*)	—	644	—	644
Total assets accounted for at fair value	$1,914	$42,432	$2,290	$46,636
Liabilities:
Liabilities of managed investment entities	$293	$4,372	$22	$4,687
Derivatives in annuity benefits accumulated	—	—	2,542	2,542
Other liabilities — derivatives	—	35	—	35
Total liabilities accounted for at fair value	$293	$4,407	$2,564	$7,264

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the second quarter and first six months of 2018, there were two preferred stocks with an aggregate fair value of $6 million that transferred from Level 1 to Level 2. During the second quarter and first six months of 2017, there were two preferred stocks with an aggregate fair value of $16 million that transferred from Level 2 to Level 1.

Approximately 6% of the total assets carried at fair value at June 30, 2018, were Level 3 assets. Approximately 73% ($2.14 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent approximately 14% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $2.78 billion at June 30, 2018. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note E — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.4% – 1.7% over the risk free rate
Risk margin for uncertainty in cash flows	0.70% reduction in the discount rate
Surrenders	3% – 23% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.6% – 8.0% of indexed account value
Budgeted option costs	2.5% – 3.5% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed and variable-indexed annuity products with an expected range of 7% to 11% in the majority of future calendar years (3% to 23% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed and variable-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2018 and 2017 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	62	—	(1)	—	—	—	—	61
Residential MBS	115	(3)	—	—	(5)	50	(10)	147
Commercial MBS	47	—	—	9	—	—	—	56
Asset-backed securities	912	—	(6)	136	(20)	—	(18)	1,004
Corporate and other	1,238	1	(4)	234	(48)	—	(13)	1,408
Total AFS fixed maturities	2,382	(2)	(11)	379	(73)	50	(41)	2,684
Equity securities	194	19	—	16	—	1	—	230
Assets of MIE	24	(3)	—	2	—	—	—	23
Total Level 3 assets	$2,600	$14	$(11)	$397	$(73)	$51	$(41)	$2,937

Embedded derivatives (a)	$(2,549)	$(126)	$—	$(141)	$40	$—	$—	$(2,776)
Total Level 3 liabilities (b)	$(2,549)	$(126)	$—	$(141)	$40	$—	$—	$(2,776)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	143	—	1	—	(1)	—	—	143
Residential MBS	175	(3)	2	—	(23)	13	(11)	153
Commercial MBS	29	1	—	15	—	—	—	45
Asset-backed securities	594	—	2	—	(25)	19	(92)	498
Corporate and other	828	4	4	168	(27)	—	(24)	953
Total AFS fixed maturities	1,777	2	9	183	(76)	32	(127)	1,800
Equity securities	173	(10)	6	8	(3)	—	(6)	168
Assets of MIE	26	(5)	—	2	—	—	—	23
Total Level 3 assets	$1,976	$(13)	$15	$193	$(79)	$32	$(133)	$1,991

Embedded derivatives	$(1,963)	$(112)	$—	$(80)	$26	$—	$—	$(2,129)
Total Level 3 liabilities (b)	$(1,963)	$(112)	$—	$(80)	$26	$—	$—	$(2,129)

(a)
Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $44 million in the second quarter of 2018.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	148	—	(2)	—	(1)	—	(84)	61
Residential MBS	122	(7)	—	—	(11)	57	(14)	147
Commercial MBS	36	(1)	—	21	—	—	—	56
Asset-backed securities	744	(2)	(3)	340	(57)	—	(18)	1,004
Corporate and other	1,044	2	(18)	472	(79)	—	(13)	1,408
Total AFS fixed maturities	2,102	(8)	(23)	833	(148)	57	(129)	2,684
Equity securities	165	14	—	25	(4)	30	—	230
Assets of MIE	23	(5)	—	5	—	—	—	23
Total Level 3 assets	$2,290	$1	$(23)	$863	$(152)	$87	$(129)	$2,937

Embedded derivatives (a)	$(2,542)	$(63)	$—	$(244)	$73	$—	$—	$(2,776)
Total Level 3 liabilities (b)	$(2,542)	$(63)	$—	$(244)	$73	$—	$—	$(2,776)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	4	—	(1)	—	—	143
Residential MBS	190	(2)	2	1	(31)	20	(27)	153
Commercial MBS	25	1	—	15	—	4	—	45
Asset-backed securities	484	—	2	104	(36)	36	(92)	498
Corporate and other	712	5	8	288	(65)	29	(24)	953
Total AFS fixed maturities	1,559	4	16	408	(133)	89	(143)	1,800
Equity securities	174	(16)	13	20	(3)	—	(20)	168
Assets of MIE	29	(6)	—	4	—	—	(4)	23
Total Level 3 assets	$1,762	$(18)	$29	$432	$(136)	$89	$(167)	$1,991

Embedded derivatives	$(1,759)	$(259)	$—	$(159)	$48	$—	$—	$(2,129)
Total Level 3 liabilities (b)	$(1,759)	$(259)	$—	$(159)	$48	$—	$—	$(2,129)

(a)
Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $44 million in the first six months of 2018.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2018
Financial assets:
Cash and cash equivalents	$1,810	$1,810	$1,810	$—	$—
Mortgage loans	1,147	1,136	—	—	1,136
Policy loans	179	179	—	—	179
Total financial assets not accounted for at fair value	$3,136	$3,125	$1,810	$—	$1,315
Financial liabilities:
Annuity benefits accumulated (*)	$34,673	$33,204	$—	$—	$33,204
Long-term debt	1,301	1,265	—	1,262	3
Total financial liabilities not accounted for at fair value	$35,974	$34,469	$—	$1,262	$33,207

December 31, 2017
Financial assets:
Cash and cash equivalents	$2,338	$2,338	$2,338	$—	$—
Mortgage loans	1,125	1,119	—	—	1,119
Policy loans	184	184	—	—	184
Total financial assets not accounted for at fair value	$3,647	$3,641	$2,338	$—	$1,303
Financial liabilities:
Annuity benefits accumulated (*)	$33,110	$32,461	$—	$—	$32,461
Long-term debt	1,301	1,354	—	1,351	3
Total financial liabilities not accounted for at fair value	$34,411	$33,815	$—	$1,351	$32,464

(*)	Excludes $213 million and $206 million of life contingent annuities in the payout phase at June 30, 2018 and December 31, 2017, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

D.    Investments

Available for sale fixed maturities at June 30, 2018 and December 31, 2017, consisted of the following (in millions):

	June 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$243	$1	$(4)	$(3)	$240	$244	$1	$(3)	$(2)	$242
States, municipalities and political subdivisions	6,804	162	(53)	109	6,913	6,887	254	(18)	236	7,123
Foreign government	127	2	—	2	129	124	3	—	3	127
Residential MBS	2,564	329	(7)	322	2,886	2,884	349	(6)	343	3,227
Commercial MBS	920	18	(4)	14	934	927	36	(1)	35	962
Asset-backed securities	8,849	132	(46)	86	8,935	7,836	142	(16)	126	7,962
Corporate and other	19,737	198	(324)	(126)	19,611	18,136	638	(38)	600	18,736
Total fixed maturities	$39,244	$842	$(438)	$404	$39,648	$37,038	$1,423	$(82)	$1,341	$38,379

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2018 and December 31, 2017 were $149 million and $158 million, respectively. Gross unrealized gains on such securities at June 30, 2018 and December 31, 2017 were $135 million and $137 million, respectively. Gross unrealized losses on such securities at both June 30, 2018 and December 31, 2017 were $4 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

As discussed in Note A — “Accounting Policies — Investments,” beginning on January 1, 2018, AFG implemented new accounting guidance, which required all equity securities previously classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net earnings. Equity securities reported at fair value consisted of the following at June 30, 2018 (in millions):

			Fair Value in
	Actual Cost	Fair Value	excess of Cost
Common stocks	$1,066	$1,180	$114
Perpetual preferred stocks	603	597	(6)
Total equity securities carried at fair value	$1,669	$1,777	$108

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2018
Fixed maturities:
U.S. Government and government agencies	$(1)	$102	99%	$(3)	$99	97%
States, municipalities and political subdivisions	(36)	1,957	98%	(17)	451	96%
Foreign government	—	26	100%	—	—	—%
Residential MBS	(2)	157	99%	(5)	110	96%
Commercial MBS	(4)	215	98%	—	—	—%
Asset-backed securities	(36)	3,738	99%	(10)	256	96%
Corporate and other	(281)	10,673	97%	(43)	651	94%
Total fixed maturities	$(360)	$16,868	98%	$(78)	$1,567	95%

December 31, 2017
Fixed maturities:
U.S. Government and government agencies	$—	$55	100%	$(3)	$123	98%
States, municipalities and political subdivisions	(8)	825	99%	(10)	431	98%
Foreign government	—	4	100%	—	—	—%
Residential MBS	(1)	118	99%	(5)	118	96%
Commercial MBS	(1)	67	99%	—	—	—%
Asset-backed securities	(7)	1,195	99%	(9)	299	97%
Corporate and other	(20)	2,031	99%	(18)	603	97%
Total fixed maturities	$(37)	$4,295	99%	$(45)	$1,574	97%

Equity securities:
Common stocks	$(22)	$117	84%	$—	$—	—%
Perpetual preferred stocks	—	41	100%	(1)	13	93%
Total equity securities	$(22)	$158	88%	$(1)	$13	93%

At June 30, 2018, the gross unrealized losses on fixed maturities of $438 million relate to 2,043 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 93% of the gross unrealized loss and 96% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first six months of 2018, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first six months of 2018, AFG recorded less than $1 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2018. As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities previously classified as “available for sale” are required to be carried at fair value through net earnings instead of accumulated other comprehensive income and therefore are no longer evaluated for other-than-temporary impairment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2018	2017
Balance at March 31	$144	$146
Additional credit impairments on:
Previously impaired securities	—	1
Securities without prior impairments	1	—
Reductions due to sales or redemptions	(1)	(2)
Balance at June 30	$144	$145

Balance at January 1	$145	$153
Additional credit impairments on:
Previously impaired securities	—	1
Securities without prior impairments	1	—
Reductions due to sales or redemptions	(2)	(9)
Balance at June 30	$144	$145

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2018 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$994	$1,003	3%
After one year through five years	7,703	7,764	20%
After five years through ten years	13,386	13,285	33%
After ten years	4,828	4,841	12%
	26,911	26,893	68%
ABS (average life of approximately 4-1/2 years)	8,849	8,935	22%
MBS (average life of approximately 4-1/2 years)	3,484	3,820	10%
Total	$39,244	$39,648	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2018 or December 31, 2017.

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

	Pretax	Deferred Tax	Net
June 30, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$310	$(65)	$245
Fixed maturities — all other	94	(20)	74
Total fixed maturities	404	(85)	319
Deferred policy acquisition costs — annuity segment	(124)	26	(98)
Annuity benefits accumulated	(41)	9	(32)
Unearned revenue	3	(1)	2
Total net unrealized gain on marketable securities	$242	$(51)	$191

December 31, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$1,082	$(227)	$855
Fixed maturities — all other	259	(55)	204
Total fixed maturities	1,341	(282)	1,059
Equity securities (b)	279	(58)	221
Total investments	1,620	(340)	1,280
Deferred policy acquisition costs — annuity segment	(433)	91	(342)
Annuity benefits accumulated	(137)	29	(108)
Unearned revenue	13	(3)	10
Total net unrealized gain on marketable securities	$1,063	$(223)	$840

(a)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

(b)
As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment income:
Fixed maturities	$431	$397	$843	$786
Equity securities:
Dividends	20	17	40	36
Change in fair value (*)	15	2	14	4
Equity in earnings of partnerships and similar investments	41	21	87	31
Other	28	27	51	47
Gross investment income	535	464	1,035	904
Investment expenses	(5)	(4)	(10)	(9)
Net investment income	$530	$460	$1,025	$895

(*)
As discussed in Note A — “Accounting Policies — Investments,” AFG adopted guidance in January 2018 that requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

securities classified as “trading” under the previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.
Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended June 30, 2018				Three months ended June 30, 2017
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$4	$—	$4	$(338)	$11	$(1)	$10	$262
Equity securities	23	—	23	—	8	(11)	(3)	20
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Other (*)	4	—	4	147	(2)	3	1	(112)
Total pretax	31	—	31	(191)	17	(9)	8	170
Tax effects	(6)	—	(6)	40	(6)	3	(3)	(60)
Net of tax	$25	$—	$25	$(151)	$11	$(6)	$5	$110

	Six months ended June 30, 2018				Six months ended June 30, 2017
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$3	$(1)	$2	$(937)	$16	$(1)	$15	$464
Equity securities	(72)	—	(72)	—	10	(20)	(10)	92
Mortgage loans and other investments	—	—	—	—	3	—	3	—
Other (*)	8	—	8	395	(3)	6	3	(195)
Total pretax	(61)	(1)	(62)	(542)	26	(15)	11	361
Tax effects	13	—	13	114	(9)	5	(4)	(126)
Net of tax	$(48)	$(1)	$(49)	$(428)	$17	$(10)	$7	$235

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the second quarter and first six months of 2018 on securities that were still owned at June 30, 2018 as follows (in millions):

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Included in realized gains (losses)	$16	$(71)
Included in net investment income	15	14
	$31	$(57)

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2018	2017
Fixed maturities:
Gross gains	$16	$21
Gross losses	(8)	(2)

In the first six months of 2017, AFG recorded gross gains of $15 million and gross losses of $5 million on available for sale equity securities.

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2018		December 31, 2017
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$115	$—	$105	$—
Public company warrants	Equity securities	3	—	4	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	2,776	—	2,542
Equity index call options	Equity index call options	615	—	701	—
Equity index put options	Other liabilities	—	—	—	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	2	—	4
		$733	$2,778	$810	$2,546

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($353 million at June 30, 2018 and $389 million at December 31, 2017) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the second quarter and first six months of 2018 and 2017 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2018	2017	2018	2017
MBS with embedded derivatives	Realized gains (losses) on securities	$(1)	$(3)	$(5)	$(3)
Public company warrants	Realized gains (losses) on securities	—	—	(1)	—
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	(126)	(112)	(63)	(259)
Equity index call options	Annuity benefits	90	81	52	222
Equity index put options	Annuity benefits	—	—	—	—
Reinsurance contract (embedded derivative)	Net investment income	1	(1)	2	(2)
		$(36)	$(35)	$(15)	$(42)

(*)	The change in fair value of the embedded derivative includes losses related to unlocking of actuarial assumptions of $44 million in both the second quarter and first six months of 2018.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of June 30, 2018, AFG has entered into eleven interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.64 billion at June 30, 2018 compared to $1.58 billion at December 31, 2017, reflecting a new swap with an aggregate notional amount at issuance of $130 million entered into in the first quarter of 2018, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was zero at June 30, 2018 and less than $1 million at December 31, 2017. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $70 million at June 30, 2018 and $31 million at December 31, 2017. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were losses of $2 million and $1 million during the second quarter and first six months of 2018 as compared to income of $1 million and $3 million in the second quarter and first six months of 2017, respectively. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $116 million at June 30, 2018 and $70 million at December 31, 2017 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

F.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at March 31, 2018	$279	$1,208	$97	$47	$1,352	$(214)	$1,138	$1,417
Additions	181	70	1	—	71	—	71	252
Amortization:
Periodic amortization	(160)	(66)	(5)	(2)	(73)	—	(73)	(233)
Annuity unlocking	—	28	1	—	29	—	29	29
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	116	116	116
Balance at June 30, 2018	$298	$1,243	$94	$45	$1,382	$(98)	$1,284	$1,582

Balance at March 31, 2017	$243	$1,137	$105	$44	$1,286	$(324)	$962	$1,205
Additions	151	66	1	—	67	—	67	218
Amortization:
Periodic amortization	(136)	(36)	(4)	(2)	(42)	—	(42)	(178)
Included in realized gains	—	—	1	—	1	—	1	1
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	(90)	(90)	(90)
Balance at June 30, 2017	$258	$1,167	$103	$42	$1,312	$(414)	$898	$1,156

Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216
Additions	343	127	1	—	128	—	128	471
Amortization:
Periodic amortization	(314)	(135)	(10)	(4)	(149)	—	(149)	(463)
Annuity unlocking	—	28	1	—	29	—	29	29
Included in realized gains	—	6	—	—	6	—	6	6
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	324	324	324
Balance at June 30, 2018	$298	$1,243	$94	$45	$1,382	$(98)	$1,284	$1,582

Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239
Additions	290	133	2	—	135	—	135	425
Amortization:
Periodic amortization	(271)	(78)	(10)	(4)	(92)	—	(92)	(363)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(149)	(149)	(149)
Balance at June 30, 2017	$258	$1,167	$103	$42	$1,312	$(414)	$898	$1,156

(*)	Unrealized adjustments to DPAC includes net unrealized gains/losses on securities and net unrealized gains/losses on cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $145 million and $141 million of accumulated amortization at June 30, 2018 and December 31, 2017, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $192 million (including $134 million invested in the most subordinate tranches) at June 30, 2018, and $215 million at December 31, 2017.

In March 2018 and March 2017, AFG formed new CLOs, which issued $463 million and $408 million face amount of liabilities, respectively (including $31 million and $24 million face amount purchased by subsidiaries of AFG). During the first six months of 2017, AFG subsidiaries also purchased $29 million face amount of senior debt and subordinate tranches of existing CLOs for $29 million. During the first six months of 2018 and 2017, AFG subsidiaries received $45 million and $64 million, respectively, in sale and redemption proceeds from its CLO investments. During both the first six months of 2018 and 2017, one AFG CLO was substantially liquidated, as permitted by the CLO indentures.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment in CLO tranches at end of period	$192	$188	$192	$188
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(29)	(9)	(15)	(4)
Liabilities	27	20	10	15
Management fees paid to AFG	4	5	8	9
CLO earnings (losses) attributable to AFG shareholders (b)	4	5	7	11

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $62 million and $55 million at June 30, 2018 and December 31, 2017, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $167 million and $118 million at those dates. The CLO assets include loans with an aggregate fair value of $1 million at both June 30, 2018 and December 31, 2017, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million at both those dates).

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first six months of 2018. Included in other assets in AFG’s Balance Sheet is $34 million at June 30, 2018 and $26 million at December 31, 2017 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $34 million and $30 million, respectively. Amortization of intangibles was $2 million in both the second quarters of 2018 and 2017 and $4 million in both the first six months of 2018 and 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2018			December 31, 2017
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(5)	420	425	(5)	420
Other	3	—	3	3	—	3
	1,018	(7)	1,011	1,018	(7)	1,011

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,318	$(17)	$1,301	$1,318	$(17)	$1,301

AFG has no scheduled principal payments on its long-term debt for the balance of 2018 or in the subsequent five years.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2018 or December 31, 2017.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Quarter ended June 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(187)	$39	$(148)	$—	$(148)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(4)	1	(3)	—	(3)
Total net unrealized gains (losses) on securities (b)	$342	(191)	40	(151)	—	(151)	$—	$191
Net unrealized losses on cash flow hedges	(24)	(4)	1	(3)	—	(3)	—	(27)
Foreign currency translation adjustments	(5)	(4)	—	(4)	—	(4)	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$305	$(199)	$41	$(158)	$—	$(158)	$—	$147

Quarter ended June 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$178	$(63)	$115	$—	$115
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(8)	3	(5)	—	(5)
Total net unrealized gains on securities	$529	170	(60)	110	—	110	$—	$639
Net unrealized gains (losses) on cash flow hedges	(8)	4	(2)	2	—	2	—	(6)
Foreign currency translation adjustments	(15)	3	1	4	—	4	—	(11)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$499	$177	$(61)	$116	$—	$116	$—	$615

Six months ended June 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(540)	$113	$(427)	$—	$(427)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(2)	1	(1)	—	(1)
Total net unrealized gains (losses) on securities (b)	$840	(542)	114	(428)	—	(428)	$(221)	$191
Net unrealized losses on cash flow hedges	(13)	(18)	4	(14)	—	(14)	—	(27)
Foreign currency translation adjustments	(6)	(2)	(1)	(3)	—	(3)	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(562)	$117	$(445)	$—	$(445)	$(221)	$147

Six months ended June 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$369	$(129)	$240	$—	$240
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(8)	3	(5)	—	(5)
Total net unrealized gains on securities	$404	361	(126)	235	—	235	$—	$639
Net unrealized gains (losses) on cash flow hedges	(7)	2	(1)	1	—	1	—	(6)
Foreign currency translation adjustments	(15)	3	1	4	—	4	—	(11)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$375	$366	$(126)	$240	$—	$240	$—	$615

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

(b)
Includes net unrealized gains of $67 million at June 30, 2018 and $68 million at both March 31, 2018 and December 31, 2017 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

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

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2018, AFG issued 200,625 shares of restricted Common Stock (fair value of $112.86 per share) under the Stock Incentive Plan. In addition, AFG issued 45,804 shares of Common Stock (fair value of $115.49 per share) in the first quarter of 2018 under the Equity Bonus Plan. AFG did not grant any stock options in the first six months of 2018.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million in both the second quarters of 2018 and 2017 and $11 million and $17 million in the first six months of 2018 and 2017, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate (21% in 2018 and 35% in 2017) to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$260		$205		$434		$428

Income taxes at statutory rate	$54	21%	$72	35%	$91	21%	$150	35%
Effect of:
Stock-based compensation	(2)	(1%)	(7)	(3%)	(7)	(2%)	(13)	(3%)
Tax exempt interest	(4)	(2%)	(6)	(3%)	(7)	(2%)	(12)	(3%)
Dividends received deduction	(1)	—%	(2)	(1%)	(2)	—%	(4)	(1%)
Employee Stock Ownership Plan dividends paid deduction	(1)	—%	(2)	(1%)	(1)	—%	(2)	—%
Foreign operations	—	—%	—	—%	3	1%	6	1%
Nondeductible expenses	2	1%	1	—%	4	1%	3	1%
Change in valuation allowance	2	1%	2	1%	2	—%	—	—%
Other	2	—%	2	1%	2	1%	—	—%
Provision for income taxes as shown in the statement of earnings	$52	20%	$60	29%	$85	20%	$128	30%
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

The TCJA is subject to further clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service. For example, the TCJA changes the way that companies calculate their insurance claims and reserves for tax purposes,

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that have not been published. The resulting transitional deferred tax liability (taxes payable over eight years under the TCJA) and offsetting increase in AFG’s insurance claims and reserves deferred tax assets, were recorded at December 31, 2017 using reasonable estimates based on available information and should be considered provisional in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”). Because the established transition liability was completely offset by an increase in related deferred tax assets, any adjustment to the provisional amount will not impact AFG’s effective tax rate. In accordance with SAB 118, the insurance claims and reserves transitional deferred tax liability (and offsetting adjustment to the related deferred tax assets) and any other changes in deferred taxes resulting from clarification and interpretation of the TCJA provided during 2018 (none through June 30, 2018) will be recorded in the period in which the guidance is published.
The favorable impact of stock-based compensation on AFG’s effective tax rate in the second quarters and first six months of 2018 and 2017 reflects the high volume of employee stock option exercises during that period and the increase in the market price of AFG Common Stock.

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

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2018 and 2017 (in millions):

	Six months ended June 30,
	2018	2017
Balance at beginning of year	$9,678	$8,563
Less reinsurance recoverables, net of allowance	2,957	2,302
Net liability at beginning of year	6,721	6,261
Provision for losses and LAE occurring in the current period	1,434	1,294
Net increase (decrease) in the provision for claims of prior years	(100)	(50)
Total losses and LAE incurred	1,334	1,244
Payments for losses and LAE of:
Current year	(294)	(253)
Prior years	(975)	(953)
Total payments	(1,269)	(1,206)
Reserves of business disposed (*)	(319)	—
Foreign currency translation and other	(4)	24
Net liability at end of period	6,463	6,323
Add back reinsurance recoverables, net of allowance	2,630	2,407
Gross unpaid losses and LAE included in the balance sheet at end of period	$9,093	$8,730

(*)	Reflects the reinsurance to close transaction at Neon discussed below.

The net decrease in the provision for claims of prior years during the first six months of 2018 reflects (i) lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in the workers’ compensation businesses

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business (all within the Specialty financial sub-segment).

The net decrease in the provision for claims of prior years during the first six months of 2017 reflects (i) lower than expected losses in the crop and equine operations and lower than expected claim severity in the property and inland marine business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and at Neon (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than expected claim severity in the ocean marine business (within the Property and transportation sub-segment), (ii) higher than anticipated claim severity in the targeted markets and general liability business (all within the Specialty casualty sub-segment) and (iii) an adjustment to the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 (included in Other specialty sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	34	Results of Operations — Second Quarter	48
Overview	35	Segmented Statement of Earnings	48
Critical Accounting Policies	35	Property and Casualty Insurance	49
Liquidity and Capital Resources	36	Annuity	58
Ratios	36	Holding Company, Other and Unallocated	66
Condensed Consolidated Cash Flows	36	Results of Operations — First Six Months	69
Parent and Subsidiary Liquidity	37	Segmented Statement of Earnings	69
Investments	38	Property and Casualty Insurance	70
Uncertainties	42	Annuity	78
Managed Investment Entities	42	Holding Company, Other and Unallocated	85
Results of Operations	46	Recent and Pending Accounting Standards	87
General	46

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

•	performance of securities markets, including the cost of equity index call options used in the fixed-indexed and variable-indexed annuity business;

•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;

•	the availability of capital;

•	regulatory actions (including changes in statutory accounting rules);

•	changes in the legal environment affecting AFG or its customers;

•	tax law and accounting changes, including the impact of recent changes in U.S. corporate tax law;

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

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed, fixed-indexed and variable-indexed annuities in the retail, financial institutions, broker-dealer, registered investment advisor and education markets.

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2018 were $210 million ($2.31 per share, diluted) and $355 million ($3.92 per share, diluted), respectively, compared to $145 million ($1.61 per share, diluted) and $298 million ($3.32 per share, diluted) reported in the same periods of 2017, reflecting:

•	higher earnings in the annuity segment,

•	higher net investment income in the property and casualty insurance segment,

•	higher underwriting profit in the property and casualty insurance segment in the first six months of 2018 compared to the first six months of 2017,

•	lower interest charges on borrowed money,

•	a lower corporate income tax rate,

•
realized losses on securities in the first six months of 2018 compared to realized gains in the first six months of 2017 and higher realized gains on securities in the second quarter of 2018 compared to the second quarter of 2017. Both periods in 2018 reflect the change in the fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018, and

•	lower income from the sale of real estate in the first six months of 2018 compared to the first six months of 2017.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2017 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2018	December 31,
		2017	2016
Principal amount of long-term debt	$1,318	$1,318	$1,308
Total capital	6,211	6,033	5,921
Ratio of debt to total capital:
Including subordinated debt	21.2%	21.8%	22.1%
Excluding subordinated debt	16.4%	16.9%	17.0%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.82 for the six months ended June 30, 2018 and 1.72 for the year ended December 31, 2017. Excluding annuity benefits, this ratio was 10.40 and 7.67, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$823	$574
Net cash used in investing activities	(2,485)	(1,994)
Net cash provided by financing activities	1,134	1,520
Net change in cash and cash equivalents	$(528)	$100

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $138 million during the first six months of 2018 and reduced cash flows from operating activities by $72 million in the first six months of 2017, accounting for a $210 million increase in cash flows from operating activities in the 2018 period compared to the 2017 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $685 million in the first six months of 2018 compared to $646 million in the first six months of 2017, an increase of $39 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $2.49 billion for the first six months of 2018 compared to $1.99 billion in the first six months of 2017, an increase of $491 million. While the $229 million decrease in net cash flows from annuity policyholders in the first six months of 2018 as compared to the 2017 period (discussed below under net cash provided by financing activities) reduced the amount of cash available for investment in the first six months of 2018 compared to the same 2017 period, this reduction was more than offset by the investment of AFG’s overall cash held at December 31, 2017 during the first six months of 2018. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $226 million use of cash in the first six months of 2018 compared to a $42 million use of cash in the 2017 period, accounting for a $184 million increase in net cash used in investing activities in the first six months of 2018 compared to the same 2017 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.13 billion for the first six months of 2018 compared to $1.52 billion in the first six months of 2017, a decrease of $386 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.20 billion in the first six months of 2018 compared to $1.43 billion in the first six months of 2017, accounting for a $229 million decrease in net cash provided by financing activities in the 2018 period compared to the 2017 period. In June 2017, AFG issued $350 million of 4.50% Senior Notes due 2047, the net proceeds of which contributed $345 million to net cash provided by financing activities in the first six months of 2017. Redemptions of long-term debt were a $230 million use of cash in the first six months of 2017. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $111 million in the first six months of 2018 compared to $142 million in the first six months of 2017, accounting for a $31 million decrease in net cash provided by financing activities in the 2018 period compared to the 2017 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2017 or the first six months of 2018.

In May 2018, AFG paid a special cash dividend of $1.50 per share of AFG Common Stock totaling $134 million. In 2017, AFG paid special cash dividends of $3.50 per share of AFG Common Stock ($1.50 per share in May and $2.00 per share in November) totaling approximately $308 million.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At June 30, 2018, GALIC had $871 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.22% over LIBOR (average rate of 2.25% at June 30, 2018). While these advances must be repaid between 2018 and 2021 ($40 million in 2018, $345 million in 2019, $150 million in 2020 and $336 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At June 30, 2018, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At June 30, 2018, AFG could reduce the average crediting rate on approximately $27 billion of traditional fixed annuities and fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 109 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	June 30,	December 31,
GMIR	2018	2017	2016
1 — 1.99%	78%	76%	72%
2 — 2.99%	4%	5%	6%
3 — 3.99%	9%	10%	12%
4.00% and above	9%	9%	10%

Annuity benefits accumulated (in millions)	$34,886	$33,316	$29,907

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

Investments   AFG’s investment portfolio at June 30, 2018, includes $39.65 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $137 million in fixed maturities classified as trading with changes in unrealized holding gains or losses included in net investment income. In addition, AFG’s investment portfolio includes $1.62 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $160 million in equity securities carried at fair value with unrealized holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 10% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 73% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2018 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$39,785
Percentage impact on fair value of 100 bps increase in interest rates	(4.5%)
Pretax impact on fair value of fixed maturity portfolio	$(1,790)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(1,040)
Deferred income tax	218
Estimated after-tax impact on accumulated other comprehensive income	$(822)

Approximately 90% of the fixed maturities held by AFG at June 30, 2018, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2018, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 5 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$189	$185	98%	$(4)	100%
Non-agency prime	1,076	1,231	114%	155	28%
Alt-A	891	1,015	114%	124	14%
Subprime	410	457	111%	47	28%
Commercial	920	934	102%	14	94%
	$3,486	$3,822	110%	$336	44%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2018, 97% (based on statutory carrying value of $3.44 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 17% of AFG’s fixed maturity portfolio at June 30, 2018. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2018, approximately 77% of the municipal bond portfolio was held in revenue bonds, with the remaining 23% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2018, is shown in the following table (dollars in millions). Approximately $607 million of available for sale fixed maturity securities had no unrealized gains or losses at June 30, 2018.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$20,606	$18,435
Amortized cost of securities	$19,764	$18,873
Gross unrealized gain (loss)	$842	$(438)
Fair value as % of amortized cost	104%	98%
Number of security positions	3,212	2,043
Number individually exceeding $2 million gain or loss	53	6
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$347	$(11)
States and municipalities	162	(53)
Asset-backed securities	132	(46)
Banks, savings and credit institutions	43	(87)
Manufacturing	32	(53)
Insurance companies	20	(40)
Percentage rated investment grade	86%	96%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2018, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	22%	17%
After five years through ten years	24%	45%
After ten years	12%	13%
	62%	76%
Asset-backed securities (average life of approximately 4-1/2 years)	22%	22%
Mortgage-backed securities (average life of approximately 4-1/2 years)	16%	2%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2018
Securities with unrealized gains:
Exceeding $500,000 (457 securities)	$5,797	$534	110%
$500,000 or less (2,755 securities)	14,809	308	102%
	$20,606	$842	104%
Securities with unrealized losses:
Exceeding $500,000 (235 securities)	$4,529	$(213)	96%
$500,000 or less (1,808 securities)	13,906	(225)	98%
	$18,435	$(438)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2018
Investment grade fixed maturities with losses for:
Less than one year (1,649 securities)	$16,260	$(344)	98%
One year or longer (249 securities)	1,353	(63)	96%
	$17,613	$(407)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (95 securities)	$608	$(16)	97%
One year or longer (50 securities)	214	(15)	93%
	$822	$(31)	96%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2018. Although AFG has the ability to continue holding its investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2017 Form 10-K. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations with the aid of specialty actuarial, engineering and consulting firms and outside counsel, generally every two years, with an in-depth internal review during the intervening years. AFG has scheduled its 2018 internal review of these liabilities to be completed in the third quarter of 2018.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2018
Assets:
Cash and investments	$46,970	$—	$(191)	(a)	$46,779
Assets of managed investment entities	—	5,032	—		5,032
Other assets	10,024	—	(1)	(a)	10,023
Total assets	$56,994	$5,032	$(192)		$61,834
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$11,632	$—	$—		$11,632
Annuity, life, accident and health benefits and reserves	35,533	—	—		35,533
Liabilities of managed investment entities	—	5,032	(192)	(a)	4,840
Long-term debt and other liabilities	4,745	—	—		4,745
Total liabilities	51,910	5,032	(192)		56,750

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,309	—	—		1,309
Retained earnings	3,628	—	—		3,628
Accumulated other comprehensive income, net of tax	147	—	—		147
Total shareholders’ equity	5,084	—	—		5,084
Noncontrolling interests	—	—	—		—
Total equity	5,084	—	—		5,084
Total liabilities and equity	$56,994	$5,032	$(192)		$61,834

December 31, 2017
Assets:
Cash and investments	$46,262	$—	$(214)	(a)	$46,048
Assets of managed investment entities	—	4,902	—		4,902
Other assets	9,709	—	(1)	(a)	9,708
Total assets	$55,971	$4,902	$(215)		$60,658
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,088	$—	$—		$12,088
Annuity, life, accident and health benefits and reserves	33,974	—	—		33,974
Liabilities of managed investment entities	—	4,902	(215)	(a)	4,687
Long-term debt and other liabilities	4,575	—	—		4,575
Total liabilities	50,637	4,902	(215)		55,324

Redeemable noncontrolling interests	3	—	—		3

Shareholders’ equity:
Common Stock and Capital surplus	1,269	—	—		1,269
Retained earnings	3,248	—	—		3,248
Accumulated other comprehensive income, net of tax	813	—	—		813
Total shareholders’ equity	5,330	—	—		5,330
Noncontrolling interests	1	—	—		1
Total equity	5,331	—	—		5,331
Total liabilities and equity	$55,971	$4,902	$(215)		$60,658

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2018
Revenues:
Insurance net earned premiums	$1,167	$—	$—		$1,167
Net investment income	534	—	(4)	(b)	530
Realized gains on securities	31	—	—		31
Income (loss) of managed investment entities:
Investment income	—	64	—		64
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	(b)	(2)
Other income	47	—	(4)	(c)	43
Total revenues	1,779	64	(10)		1,833
Costs and Expenses:
Insurance benefits and expenses	1,414	—	—		1,414
Expenses of managed investment entities	—	64	(10)	(b)(c)	54
Interest charges on borrowed money and other expenses	105	—	—		105
Total costs and expenses	1,519	64	(10)		1,573
Earnings before income taxes	260	—	—		260
Provision for income taxes	52	—	—		52
Net earnings, including noncontrolling interests	208	—	—		208
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	—		(2)
Net earnings attributable to shareholders	$210	$—	$—		$210

Three months ended June 30, 2017
Revenues:
Insurance net earned premiums	$1,070	$—	$—		$1,070
Net investment income	465	—	(5)	(b)	460
Realized gains on securities	8	—	—		8
Income (loss) of managed investment entities:
Investment income	—	50	—		50
Gain (loss) on change in fair value of assets/liabilities	—	21	(10)	(b)	11
Other income	52	—	(5)	(c)	47
Total revenues	1,595	71	(20)		1,646
Costs and Expenses:
Insurance benefits and expenses	1,279	—	—		1,279
Expenses of managed investment entities	—	71	(20)	(b)(c)	51
Interest charges on borrowed money and other expenses	111	—	—		111
Total costs and expenses	1,390	71	(20)		1,441
Earnings before income taxes	205	—	—		205
Provision for income taxes	60	—	—		60
Net earnings, including noncontrolling interests	145	—	—		145
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$145	$—	$—		$145

(a)
Includes income of $4 million and $5 million in the second quarter of 2018 and 2017, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million and $5 million in the second quarter of 2018 and 2017, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $15 million in the second quarter of 2018 and 2017, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2018
Revenues:
Insurance net earned premiums	$2,280	$—	$—		$2,280
Net investment income	1,032	—	(7)	(b)	1,025
Realized losses on securities	(62)	—	—		(62)
Income (loss) of managed investment entities:
Investment income	—	122	—		122
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(4)	(b)	(5)
Other income	100	—	(8)	(c)	92
Total revenues	3,350	121	(19)		3,452
Costs and Expenses:
Insurance benefits and expenses	2,711	—	—		2,711
Expenses of managed investment entities	—	121	(19)	(b)(c)	102
Interest charges on borrowed money and other expenses	205	—	—		205
Total costs and expenses	2,916	121	(19)		3,018
Earnings before income taxes	434	—	—		434
Provision for income taxes	85	—	—		85
Net earnings, including noncontrolling interests	349	—	—		349
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	—	—		(6)
Net earnings attributable to shareholders	$355	$—	$—		$355

Six months ended June 30, 2017
Revenues:
Insurance net earned premiums	$2,098	$—	$—		$2,098
Net investment income	906	—	(11)	(b)	895
Realized gains on securities	11	—	—		11
Income (loss) of managed investment entities:
Investment income	—	101	—		101
Gain (loss) on change in fair value of assets/liabilities	—	21	(10)	(b)	11
Other income	115	—	(9)	(c)	106
Total revenues	3,130	122	(30)		3,222
Costs and Expenses:
Insurance benefits and expenses	2,485	—	—		2,485
Expenses of managed investment entities	—	122	(30)	(b)(c)	92
Interest charges on borrowed money and other expenses	217	—	—		217
Total costs and expenses	2,702	122	(30)		2,794
Earnings before income taxes	428	—	—		428
Provision for income taxes	128	—	—		128
Net earnings, including noncontrolling interests	300	—	—		300
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$298	$—	$—		$298

(a)
Includes income of $7 million and $11 million in the first six months of 2018 and 2017, respectively, representing the change in fair value of AFG’s CLO investments plus $8 million and $9 million in the first six months of 2018 and 2017, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $11 million and $21 million in the first six months of 2018 and 2017, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$229	$204	$496	$424
Pretax non-core items:
Realized gains (losses) on securities	31	8	(62)	11
Loss on retirement of debt	—	(7)	—	(7)
Earnings before income taxes	260	205	434	428
Provision (credit) for income taxes:
Core operating earnings	46	59	98	126
Non-core items	6	1	(13)	2
Total provision for income taxes	52	60	85	128
Net earnings, including noncontrolling interests	208	145	349	300
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings (losses)	(2)	—	(6)	2
Non-core items	—	—	—	—
Total net earnings (losses) attributable to noncontrolling interests	(2)	—	(6)	2
Net earnings attributable to shareholders	$210	$145	$355	$298

Net earnings:
Core net operating earnings	$185	$145	$404	$296
Non-core items	25	—	(49)	2
Net earnings attributable to shareholders	$210	$145	$355	$298

Diluted per share amounts:
Core net operating earnings	$2.04	$1.61	$4.46	$3.29
Realized gains (losses) on securities	0.27	0.05	(0.54)	0.08
Loss on retirement of debt	—	(0.05)	—	(0.05)
Net earnings attributable to shareholders	$2.31	$1.61	$3.92	$3.32

Net earnings attributable to shareholders increased $65 million in the second quarter of 2018 compared to the same period in 2017 due to higher core net operating earnings, higher net realized gains on securities in the 2018 period compared to the 2017 period and a loss on retirement of debt in the second quarter of 2017. Core net operating earnings increased $40 million in the second quarter of 2018 compared to the same period in 2017, reflecting higher earnings in the annuity segment, higher net investment income in the property and casualty segment, lower interest charges on borrowed money and a lower corporate income tax rate. Realized gains on securities in the second quarter of 2018 includes the increase in fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net earnings attributable to shareholders increased $57 million in the first six months of 2018 compared to the same period in 2017 due primarily to higher core net operating earnings in the 2018 period and a loss on retirement of debt in the 2017 period, partially offset by net realized losses on securities in the 2018 period compared to net realized gains on securities in the 2017 period. Core net operating earnings increased $108 million in the first six months of 2018 compared to the same period in 2017, reflecting higher earnings in the annuity segment, higher underwriting profit and net investment income in the property and casualty insurance segment, lower interest charges on borrowed money and a lower corporate income tax rate. Realized losses on securities in the first six months of 2018 includes the decline in fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED JUNE 30, 2018 AND 2017

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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2018 and 2017 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,161	$—	$—	$—	$1,161	$—	$1,161
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	115	412	(4)	7	530	—	530
Realized gains on securities	—	—	—	—	—	31	31
Income (loss) of MIEs:
Investment income	—	—	64	—	64	—	64
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	—	(2)	—	(2)
Other income	2	27	(4)	18	43	—	43
Total revenues	1,278	439	54	31	1,802	31	1,833

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	—	—	—	693	—	693
Commissions and other underwriting expenses	396	—	—	4	400	—	400
Annuity benefits	—	260	—	—	260	—	260
Life, accident and health benefits	—	—	—	11	11	—	11
Annuity and supplemental insurance acquisition expenses	—	49	—	1	50	—	50
Interest charges on borrowed money	—	—	—	16	16	—	16
Expenses of MIEs	—	—	54	—	54	—	54
Other expenses	11	31	—	47	89	—	89
Total costs and expenses	1,100	340	54	79	1,573	—	1,573
Earnings before income taxes	178	99	—	(48)	229	31	260
Provision for income taxes	37	21	—	(12)	46	6	52
Net earnings, including noncontrolling interests	141	78	—	(36)	183	25	208
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	—	—	(2)	—	(2)
Core Net Operating Earnings	143	78	—	(36)	185
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	25	25	(25)	—
Net Earnings Attributable to Shareholders	$143	$78	$—	$(11)	$210	$—	$210

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,065	$—	$—	$—	$1,065	$—	$1,065
Life, accident and health net earned premiums	—	—	—	5	5	—	5
Net investment income	96	360	(5)	9	460	—	460
Realized gains on securities	—	—	—	—	—	8	8
Income (loss) of MIEs:
Investment income	—	—	50	—	50	—	50
Gain (loss) on change in fair value of assets/liabilities	—	—	11	—	11	—	11
Other income	4	26	(5)	22	47	—	47
Total revenues	1,165	386	51	36	1,638	8	1,646

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	635	—	—	—	635	—	635
Commissions and other underwriting expenses	358	—	—	8	366	—	366
Annuity benefits	—	224	—	—	224	—	224
Life, accident and health benefits	—	—	—	6	6	—	6
Annuity and supplemental insurance acquisition expenses	—	47	—	1	48	—	48
Interest charges on borrowed money	—	—	—	23	23	—	23
Expenses of MIEs	—	—	51	—	51	—	51
Other expenses	9	30	—	42	81	7	88
Total costs and expenses	1,002	301	51	80	1,434	7	1,441
Earnings before income taxes	163	85	—	(44)	204	1	205
Provision for income taxes	52	30	—	(23)	59	1	60
Net earnings, including noncontrolling interests	111	55	—	(21)	145	—	145
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings	111	55	—	(21)	145
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	5	5	(5)	—
Loss on retirement of debt, net of tax	—	—	—	(5)	(5)	5	—
Net Earnings Attributable to Shareholders	$111	$55	$—	$(21)	$145	$—	$145

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $178 million in pretax earnings in the second quarter of 2018 compared to $163 million in the second quarter of 2017, an increase of $15 million (9%). The increase in pretax earnings reflects higher net investment income due primarily to higher earnings from limited partnerships and similar investments. These high returns should not necessarily be expected to repeat in future periods.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2018 and 2017 (dollars in millions):

	Three months ended June 30,
	2018	2017	% Change
Gross written premiums	$1,665	$1,503	11%
Reinsurance premiums ceded	(408)	(373)	9%
Net written premiums	1,257	1,130	11%
Change in unearned premiums	(96)	(65)	48%
Net earned premiums	1,161	1,065	9%
Loss and loss adjustment expenses	693	635	9%
Commissions and other underwriting expenses	396	358	11%
Underwriting gain	72	72	—%

Net investment income	115	96	20%
Other income and expenses, net	(9)	(5)	80%
Earnings before income taxes	$178	$163	9%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	59.7%	59.5%	0.2%
Underwriting expense ratio	34.0%	33.7%	0.3%
Combined ratio	93.7%	93.2%	0.5%

Aggregate — including exited lines
Loss and LAE ratio	59.7%	59.7%	—%
Underwriting expense ratio	34.0%	33.7%	0.3%
Combined ratio	93.7%	93.4%	0.3%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.67 billion for the second quarter of 2018 compared to $1.50 billion for the second quarter of 2017, an increase of $162 million (11%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2018		2017
	GWP	%	GWP	%	% Change
Property and transportation	$615	37%	$573	38%	7%
Specialty casualty	858	52%	756	50%	13%
Specialty financial	192	11%	174	12%	10%
	$1,665	100%	$1,503	100%	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for both the second quarter of 2018 and the second quarter of 2017. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2018		2017		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(193)	31%	$(180)	31%	—%
Specialty casualty	(219)	26%	(195)	26%	—%
Specialty financial	(33)	17%	(25)	14%	3%
Other specialty	37		27
	$(408)	25%	$(373)	25%	—%
Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.26 billion for the second quarter of 2018 compared to $1.13 billion for the second quarter of 2017, an increase of $127 million (11%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2018		2017
	NWP	%	NWP	%	% Change
Property and transportation	$422	33%	$393	35%	7%
Specialty casualty	639	51%	561	50%	14%
Specialty financial	159	13%	149	13%	7%
Other specialty	37	3%	27	2%	37%
	$1,257	100%	$1,130	100%	11%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.16 billion for the second quarter of 2018 compared to $1.07 billion for the second quarter of 2017, an increase of $96 million (9%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2018		2017
	NEP	%	NEP	%	% Change
Property and transportation	$374	32%	$357	34%	5%
Specialty casualty	595	51%	537	50%	11%
Specialty financial	159	14%	146	14%	9%
Other specialty	33	3%	25	2%	32%
	$1,161	100%	$1,065	100%	9%

The $162 million (11%) increase in gross written premiums for the second quarter of 2018 compared to the second quarter of 2017 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased approximately 1% in the second quarter of 2018. Excluding the workers’ compensation business, renewal pricing increased approximately 3%.

Property and transportation Gross written premiums increased $42 million (7%) in the second quarter of 2018 compared to the second quarter of 2017. This increase was the result of new business opportunities in the property and inland marine business and higher premiums in the transportation businesses, which included a 5% average renewal rate increase in National Interstate’s business. Average renewal rates increased approximately 4% for this group in the second quarter of 2018. Reinsurance premiums ceded as a percentage of gross written premiums are comparable between periods.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $102 million (13%) in the second quarter of 2018 compared to the second quarter of 2017 due primarily to growth at Neon. Higher gross written premiums in the general liability, executive liability and excess and surplus lines businesses also contributed to the year-over-year growth, partially offset by lower gross written premiums in the workers’ compensation businesses. Average renewal rates were flat for this group in the second quarter of 2018. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 3%. Reinsurance premiums ceded as a percentage of gross written premiums reflect higher cessions to AFG’s internal reinsurance program, which is included in Other specialty, offset by lower cessions at Neon.

Specialty financial Gross written premiums increased $18 million (10%) in the second quarter of 2018 compared to the second quarter of 2017 due primarily to higher premiums in the financial institutions business. Average renewal rates for this group increased approximately 5% in the second quarter of 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the second quarter of 2018 compared to the second quarter of 2017, reflecting higher cessions in the financial institutions and equipment leasing businesses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $10 million (37%) in the second quarter of 2018 compared to the second quarter of 2017, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended June 30,			Three months ended June 30,
	2018	2017	Change	2018	2017
Property and transportation
Loss and LAE ratio	63.8%	64.9%	(1.1%)
Underwriting expense ratio	30.1%	29.3%	0.8%
Combined ratio	93.9%	94.2%	(0.3%)
Underwriting profit				$23	$21

Specialty casualty
Loss and LAE ratio	63.4%	63.1%	0.3%
Underwriting expense ratio	31.7%	31.6%	0.1%
Combined ratio	95.1%	94.7%	0.4%
Underwriting profit				$29	$29

Specialty financial
Loss and LAE ratio	33.9%	33.1%	0.8%
Underwriting expense ratio	51.7%	51.3%	0.4%
Combined ratio	85.6%	84.4%	1.2%
Underwriting profit				$22	$23

Total Specialty
Loss and LAE ratio	59.7%	59.5%	0.2%
Underwriting expense ratio	34.0%	33.7%	0.3%
Combined ratio	93.7%	93.2%	0.5%
Underwriting profit				$73	$73

Aggregate — including exited lines
Loss and LAE ratio	59.7%	59.7%	—%
Underwriting expense ratio	34.0%	33.7%	0.3%
Combined ratio	93.7%	93.4%	0.3%
Underwriting profit				$72	$72

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The Specialty property and casualty insurance operations generated an underwriting profit of $73 million in both the second quarter of 2018 and the second quarter of 2017, reflecting strong results in both periods. Higher underwriting profit in the Property and transportation sub-segment was offset by lower underwriting profits in the Specialty financial sub-segment.

Property and transportation Underwriting profit for this group was $23 million for the second quarter of 2018 compared to $21 million in the second quarter of 2017, an increase of $2 million (10%). These results include higher year-over-year underwriting profits in the transportation businesses and improved results in the ocean marine operations and lower underwriting profitability in the property and inland marine and equine businesses.

Specialty casualty Underwriting profit for this group was $29 million for both the second quarter of 2018 and the second quarter of 2017. Higher underwriting profitability in the targeted markets businesses was offset by lower profitability in the excess and surplus lines businesses.

Specialty financial Underwriting profit for this group was $22 million for the second quarter of 2018 compared to $23 million in the second quarter of 2017, a decrease of $1 million (4%). Lower underwriting profits in the fidelity and surety businesses were offset by higher underwriting profits in the financial institutions business.

Other specialty This group reported an underwriting loss of $1 million in the second quarter of 2018 compared to an underwriting profit of less than $1 million in the second quarter of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.7% for both the second quarter of 2018 and the second quarter of 2017. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2018	2017	2018	2017	Ratio
Property and transportation
Current year, excluding catastrophe losses	$250	$232	66.7%	65.0%	1.7%
Prior accident years development	(21)	(11)	(5.6%)	(3.1%)	(2.5%)
Current year catastrophe losses	10	11	2.7%	3.0%	(0.3%)
Property and transportation losses and LAE and ratio	$239	$232	63.8%	64.9%	(1.1%)

Specialty casualty
Current year, excluding catastrophe losses	$392	$342	65.8%	63.6%	2.2%
Prior accident years development	(15)	(5)	(2.5%)	(0.9%)	(1.6%)
Current year catastrophe losses	1	2	0.1%	0.4%	(0.3%)
Specialty casualty losses and LAE and ratio	$378	$339	63.4%	63.1%	0.3%

Specialty financial
Current year, excluding catastrophe losses	$59	$52	37.3%	35.2%	2.1%
Prior accident years development	(8)	(8)	(5.4%)	(5.4%)	—%
Current year catastrophe losses	3	5	2.0%	3.3%	(1.3%)
Specialty financial losses and LAE and ratio	$54	$49	33.9%	33.1%	0.8%

Total Specialty
Current year, excluding catastrophe losses	$721	$639	62.2%	60.0%	2.2%
Prior accident years development	(45)	(23)	(3.9%)	(2.2%)	(1.7%)
Current year catastrophe losses	16	18	1.4%	1.7%	(0.3%)
Total Specialty losses and LAE and ratio	$692	$634	59.7%	59.5%	0.2%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$721	$639	62.2%	60.0%	2.2%
Prior accident years development	(44)	(22)	(3.9%)	(2.0%)	(1.9%)
Current year catastrophe losses	16	18	1.4%	1.7%	(0.3%)
Aggregate losses and LAE and ratio	$693	$635	59.7%	59.7%	—%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.2% for the second quarter of 2018 compared to 60.0% for the second quarter of 2017, an increase of 2.2 percentage points.

Property and transportation   The 1.7 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the property and inland marine and equine businesses for the second quarter of 2018 compared to the second quarter of 2017.

Specialty casualty   The 2.2 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the excess and surplus, workers’ compensation and targeted markets businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 2.1 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $45 million in the second quarter of 2018 compared to $23 million in the second quarter of 2017, an increase of $22 million (96%).

Property and transportation Net favorable reserve development of $21 million in the second quarter of 2018 reflects lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses. Net favorable reserve development of $11 million in the second quarter of 2017 reflects lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine businesses, partially offset by higher than expected claim severity in the ocean marine business.

Specialty casualty Net favorable reserve development of $15 million in the second quarter of 2018 includes lower than anticipated claim frequency and severity in workers’ compensation business. Net favorable reserve development of $5 million in the second quarter of 2017 reflects lower than anticipated claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than anticipated claim severity in the targeted markets and general liability businesses.

Specialty financial Net favorable reserve development of $8 million in the second quarter of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the financial institutions business. Net favorable reserve development of $8 million in the second quarter of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the second quarter of 2018 and net adverse reserve development of $1 million in the second quarter of 2017, reflecting amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the second quarters of 2018 and 2017 related to business outside of the Specialty insurance group that AFG no longer writes.

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

Catastrophe losses of $16 million in the second quarter of 2018 resulted primarily from storms and flooding in several regions of the United States. Catastrophe losses of $18 million in the second quarter of 2017 resulted primarily from storms and tornadoes in several regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $396 million in the second quarter of 2018 compared to $358 million for the second quarter of 2017, an increase of $38 million (11%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 34.0% for the second quarter of 2018 compared to 33.7% for the second quarter of 2017, an increase of 0.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2018		2017		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$112	30.1%	$104	29.3%	0.8%
Specialty casualty	188	31.7%	169	31.6%	0.1%
Specialty financial	83	51.7%	74	51.3%	0.4%
Other specialty	13	36.8%	11	36.3%	0.5%
	$396	34.0%	$358	33.7%	0.3%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in the second quarter of 2018 compared to the second quarter of 2017, reflecting a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in the second quarter of 2018 compared to the second quarter of 2017, reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points in the second quarter of 2018 compared to the second quarter of 2017, reflecting higher profitability-based commissions paid to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $115 million in the second quarter of 2018 compared to $96 million in the second quarter of 2017, an increase of $19 million (20%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2018	2017	Change	% Change
Net investment income	$115	$96	$19	20%

Average invested assets (at amortized cost)	$10,346	$9,947	$399	4%

Yield (net investment income as a % of average invested assets)	4.45%	3.86%	0.59%

Tax equivalent yield (*)	4.62%	4.32%	0.30%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the second quarter of 2018 as compared to the second quarter of 2017 reflects growth in the property and casualty insurance segment and very strong earnings from limited partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.45% for the second quarter of 2018 compared to 3.86% for the second quarter of 2017, an increase of 0.59 percentage points, due primarily to the higher earnings from limited partnerships and similar investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $9 million for the second quarter of 2018 compared to $5 million in the second quarter of 2017, an increase of $4 million (80%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2018	2017
Other income
Income from the sale of real estate	$—	$3
Other	2	1
Total other income	2	4
Other expenses
Amortization of intangibles	2	2
Other	9	7
Total other expenses	11	9
Other income and expenses, net	$(9)	$(5)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $99 million in pretax earnings in the second quarter of 2018 compared to $85 million in the second quarter of 2017, an increase of $14 million (16%). AFG’s annuity segment results for the second quarter of 2018 as compared to the second quarter of 2017 reflect a 10% increase in average investments (at amortized cost), higher earnings from limited partnerships and similar investments and the favorable impact of fair value accounting for derivatives related to fixed-indexed annuities (“FIAs”), partially offset by an unlocking charge in the second quarter of 2018 and the impact of lower investment yields due to the run-off of higher yielding investments. The high returns on limited partnerships and similar investments should not necessarily be expected to repeat in future periods. The fair value of derivatives related to FIAs was favorably impacted by higher than anticipated interest rates in the second quarter of 2018 compared to the negative impact of lower than anticipated interest rates in the second quarter of 2017, partially offset in the 2018 period by the negative impacts of higher interest on the embedded derivative (from growth in the FIA business and higher interest rates) and higher than expected option costs. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment of actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. Due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates), AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018, resulting in a net charge to earnings of $27 million.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended June 30, 2018 and 2017 (dollars in millions):

	Three months ended June 30,
	2018	2017	% Change
Revenues:
Net investment income	$412	$360	14%
Other income:
Guaranteed withdrawal benefit fees	16	14	14%
Policy charges and other miscellaneous income	11	12	(8%)
Total revenues	439	386	14%

Costs and Expenses:
Annuity benefits (*)	260	224	16%
Acquisition expenses	49	47	4%
Other expenses	31	30	3%
Total costs and expenses	340	301	13%
Earnings before income taxes	$99	$85	16%
Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended June 30,
	2018	2017	% Change
Earnings before income taxes — before the impact of unlocking and derivatives related to FIAs	$123	$101	22%
Unlocking	(27)	—	—%
Impact of derivatives related to FIAs	3	(16)	(119%)
Earnings before income taxes	$99	$85	16%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended June 30,
	2018	2017	% Change
Interest credited — fixed	$173	$157	10%
Interest credited — fixed component of variable annuities	2	2	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	4	—%
Amortization of sales inducements	5	4	25%
Change in guaranteed withdrawal benefit reserve	19	17	12%
Change in other benefit reserves	11	9	22%
Total other annuity benefits	39	34	15%
Total before impact of derivatives related to FIAs and unlocking	214	193	11%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	82	112	(27%)
Equity option mark-to-market	(90)	(81)	11%
Impact of derivatives related to FIAs	(8)	31	(126%)
Unlocking	54	—	—%
Total annuity benefits	$260	$224	16%

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in the second quarter of 2018.

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

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended June 30,
	2018	2017	% Change
Average fixed annuity investments (at amortized cost)	$33,935	$30,988	10%
Average fixed annuity benefits accumulated	34,165	31,212	9%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.83%	4.62%
Interest credited — fixed	(2.02%)	(2.01%)
Net interest spread	2.81%	2.61%

Policy charges and other miscellaneous income	0.10%	0.12%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.27%)	(0.27%)
Acquisition expenses	(0.89%)	(0.58%)
Other expenses	(0.35%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	0.10%	(0.39%)
Unlocking	(0.32%)	—%
Net spread earned on fixed annuities	1.18%	1.11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended June 30,
	2018	2017
Net spread earned on fixed annuities — before the impact of unlocking and derivatives related to FIAs	1.46%	1.32%
Unlocking	(0.32%)	—%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	0.10%	(0.39%)
Related impact on amortization of deferred policy acquisition costs (*)	(0.06%)	0.18%
Related impact on amortization of deferred sales inducements (*)	—%	—%
Net spread earned on fixed annuities	1.18%	1.11%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the second quarter of 2018 was $412 million compared to $360 million for the second quarter of 2017, an increase of $52 million (14%). This increase reflects the growth in AFG’s annuity business and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.21 percentage points to 4.83% from 4.62% in the second quarter of 2018 compared to the second quarter of 2017. This increase in net investment yield reflects higher earnings from limited partnerships and similar investments, partially offset by (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During 2017, $4.9 billion in annuity segment investments with an average yield of 5.14% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.94%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the second quarter of 2018 was $173 million compared to $157 million for the second quarter of 2017, an increase of $16 million (10%). This increase reflects the impact of growth in the annuity business. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, increased 0.01 percentage points to 2.02% in the second quarter of 2018 from 2.01% in the second quarter of 2017.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.20 percentage points to 2.81% from 2.61% in the second quarter of 2018 compared to the same period in 2017 due primarily to higher earnings from limited partnerships and similar investments, partially offset by lower investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $11 million for the second quarter of 2018 compared to $12 million for the second quarter of 2017, a decrease of $1 million (8%). Excluding the impact of a $1 million unlocking charge related to unearned revenue in the second quarter of 2018, annuity policy charges and other miscellaneous income were $12 million for both the second quarter of 2018 and the second quarter of 2017. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated, decreased 0.02 percentage points to 0.10% from 0.12% in the second quarter of 2018 compared to the second quarter of 2017.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking), for the second quarter of 2018 were $23 million compared to $20 million for the second quarter of 2017, an increase of $3 million (15%). As a percentage of average fixed annuity benefits accumulated, these net expenses were 0.27% in both the second quarter of 2018 and the second quarter of 2017. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2018	2017
Change in expected death and annuitization reserve	$4	$4
Amortization of sales inducements	5	4
Change in guaranteed withdrawal benefit reserve	19	17
Change in other benefit reserves	11	9
Other annuity benefits	39	34
Offset guaranteed withdrawal benefit fees	(16)	(14)
Other annuity benefits, net	$23	$20

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

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in the second quarter of 2018.

Annuity Acquisition Expenses
Annuity acquisition expenses for the second quarter of 2018 were $49 million compared to $47 million for the second quarter of 2017, an increase of $2 million (4%). Excluding the $28 million favorable impact on amortization of DPAC from the unlocking recorded in the second quarter of 2018, annuity acquisition expenses were $77 million for the second quarter of 2018, an increase of $30 million (64%) compared to the second quarter of 2017, reflecting the acceleration/deceleration of DPAC amortization related to changes in the fair value of derivatives related to FIAs and growth in the business. Excluding the impact of the 2018 unlocking charge, AFG’s amortization of deferred policy acquisition costs (“DPAC”) and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.89% for the second quarter of 2018 compared to 0.58% for the second quarter of 2017 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of higher than anticipated interest rates during the second quarter of 2018 on the fair value of derivatives related to FIAs (discussed below) resulted in a partially offsetting acceleration of the amortization of DPAC. In contrast, the negative impact of lower than anticipated interest rates during the second quarter of 2017 on the fair value of derivatives related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated (excluding the impact of unlocking):

	Three months ended June 30,
	2018	2017
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.83%	0.76%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	0.06%	(0.18%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.89%	0.58%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in the second quarter of 2018. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to future write-offs of DPAC or the present value of future profits on business in force of companies acquired (“PVFP”).

Annuity Other Expenses
Annuity other expenses were $31 million for the second quarter of 2018 compared to $30 million for the second quarter of 2017, an increase of $1 million (3%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.35% for the second quarter of 2018 and 0.38% for the second quarter of 2017. This decrease in annuity other expenses as a percentage of average fixed annuity benefits accumulated is due primarily to growth in the business.

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities
AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component (embedded derivative) of AFG’s annuity benefits accumulated, see Note C — “Fair Value Measurements” to the financial statements.

Excluding the impact of the 2018 unlocking charge, the net change in fair value of derivatives related to fixed-indexed annuities decreased annuity benefits by $8 million in the second quarter of 2018 and increased annuity benefits by $31 million in the second quarter of 2017. During the second quarter of 2018, the positive impact of higher than expected interest rates and strong market performance on the fair value of these derivatives was partially offset by the negative impact of higher than expected option costs. During the second quarter of 2017, the positive impact of strong stock market performance on the fair value of these derivatives was more than offset by the negative impact of lower than expected interest rates. As a percentage of average fixed annuity benefits accumulated, this net expense improved 0.49 percentage points to a net expense reduction of 0.10% in the second quarter of 2018 from a net expense of 0.39% in the second quarter of 2017.

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

	Three months ended June 30,
	2018	2017	% Change
Earnings before income taxes — before unlocking and change in fair value of derivatives related to FIAs	$123	$101	22%
Unlocking	(27)	—	—%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives related to FIAs	8	(31)	(126%)
Related impact on amortization of DPAC (*)	(5)	15	(133%)
Earnings before income taxes	$99	$85	16%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, increased the annuity segment’s earnings before income taxes by $3 million in the second quarter of 2018 and decreased the annuity segment’s earnings before income taxes by $16 million in the second quarter of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended June 30,
	2018	2017	% Change
Interest on the embedded derivative liability	$(8)	$(4)	100%
Changes in interest rates higher (lower) than expected	12	(17)	(171%)
Change in the stock market, including volatility	6	5	20%
Renewal option costs lower (higher) than expected	(3)	1	(400%)
Other, including the impact of actual versus expected lapses	(4)	(1)	300%
Impact of derivatives related to FIAs	$3	$(16)	(119%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative liability in the second quarter of 2018.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.07 percentage points to 1.18% from 1.11% in the second quarter of 2018 compared to the same period in 2017 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.20 percentage points increase in AFG’s net interest spread, partially offset by the unlocking of actuarial assumptions discussed below.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,
	2018	2017
Beginning fixed annuity reserves	$33,652	$30,719
Fixed annuity premiums (receipts)	1,393	1,258
Surrenders, benefits and other withdrawals	(706)	(571)
Interest and other annuity benefit expenses:
Interest credited	173	157
Embedded derivative mark-to-market	82	112
Change in other benefit reserves	29	29
Unlocking	55	—
Ending fixed annuity reserves	$34,678	$31,704

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$34,678	$31,704
Impact of unrealized investment related gains	32	128
Fixed component of variable annuities	176	182
Annuity benefits accumulated per balance sheet	$34,886	$32,014

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.40 billion in the second quarter of 2018 compared to $1.27 billion in the second quarter of 2017, an increase of $133 million (11%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended June 30,
	2018	2017	% Change
Financial institutions single premium annuities — indexed	$448	$500	(10%)
Financial institutions single premium annuities — fixed	131	215	(39%)
Retail single premium annuities — indexed	378	265	43%
Retail single premium annuities — fixed	23	19	21%
Broker dealer single premium annuities — indexed	355	209	70%
Broker dealer single premium annuities — fixed	4	3	33%
Education market — fixed and indexed annuities	54	47	15%
Total fixed annuity premiums	1,393	1,258	11%
Variable annuities	6	8	(25%)
Total annuity premiums	$1,399	$1,266	11%

Management attributes the 11% increase in annuity premiums in the second quarter of 2018 compared to the second quarter of 2017 to the introduction of new products and an improving interest rate environment in the first half of 2018.

On June 21, 2018, the United States Fifth Circuit Court of Appeals (“Fifth Circuit”) issued a mandate of its decision vacating the Department of Labor (“DOL”) Fiduciary Rule in its entirety. The Fifth Circuit’s order to vacate the DOL Fiduciary Rule applies nationwide. The law regarding fiduciary status is once again the law in effect prior to the DOL Fiduciary Rule.

On April 18, 2018, the U.S. Securities and Exchange Commission released a package of regulatory proposals to enhance standards of conduct, including a proposal to enhance the standard of conduct owed by broker-dealers to their clients known as Regulation Best Interest. If adopted as proposed, the Regulation Best Interest would heighten the standard that registered representatives need to meet when making a recommendation by requiring them to act in the best interest of the retail customer at the time of the recommendation. Regulation Best Interest further proposes that satisfying this duty would require (i) disclosing to the customer the key facts about the relationship, (ii) exercising reasonable diligence, care, skill and prudence in recommending a product that is in the client’s best interest, and (iii) disclosing, mitigating or eliminating conflicts of interests arising from financial incentives and disclosing other conflicts.

Although approximately 70-75% of AFG’s premiums come through registered representatives associated with broker-dealers, neither traditional fixed annuities nor fixed-indexed annuities are securities. Based on AFG’s initial assessment, if the proposals are adopted as is, the new requirements would not be expected to have a material impact on AFG’s premiums.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Unlocking
AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. Due to continued higher FIA option costs (resulting primarily from higher than expected risk-free interest rates), AFG unlocked its assumptions for option costs, interest rates and policyholder lapse behavior in the second quarter of 2018. AFG will continue its practice of conducting detailed reviews of its assumptions (including option costs and interest rates) in the fourth quarter each year, including 2018.

The unlocking of the major actuarial assumptions underlying AFG’s annuity operations in the second quarter of 2018 resulted in a net charge related to its annuity business of $27 million, which impacted AFG’s financial statements as follows (in millions):

	Three months ended June 30,
	2018	2017
Policy charges and other miscellaneous income:
Unearned revenue	$(1)	$—
Total revenues	(1)	—
Annuity benefits:
Fixed-indexed annuity embedded derivative	44	—
Sales inducements	(1)	—
Other reserves	11	—
Total annuity benefits	54	—
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(28)	—
Total costs and expenses	26	—
Net charge	$(27)	$—

The net charge from unlocking annuity assumptions in the second quarter of 2018 is due primarily to the unfavorable impact of higher projected option costs, partially offset by the favorable impact of an increase in projected net interest spreads on in-force business (due primarily to higher than previously anticipated reinvestment rates). Reinvestment rate assumptions are based primarily on 7-year and 10-year corporate bond yields. For the 2018 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 4.44% in the second half of 2018, grading up ratably to an ultimate net reinvestment rate of 5.55% in 2022 and beyond.

The table below compares the reinvestment rate assumed on assets purchased to directly support “fixed annuity benefits accumulated” in AFG’s fourth quarter unlockings for the next calendar year to the actual reinvestment rate achieved in that period (both net of investment expenses):

	First
Unlocking	Investment	Reinvestment Rate
Year	Period	Assumed (a)	Achieved
2014	2015	3.75%	4.27%
2015	2016	4.05%	4.27%
2016	2017	4.42%	3.95%
2017	2018 (b)	4.17%	4.43%
2018	July 2018	4.62%	n/a

(a)	Assumed reinvestment rates exclude default rates of 0.18% in each period.

(b)	Reinvestment rate achieved is for the six months ended June 30, 2018.

Management believes that these results over the last several years demonstrate that AFG’s investment rate assumptions are reasonable and prudent. During 2017, long-term interest rates were lower than anticipated and credit spreads narrowed, resulting in a lower achieved reinvestment rate than assumed in the 2016 unlocking. In addition to the reinvestment rates above, actual default rates in the first six months of 2018 and in 2017, 2016 and 2015 were lower than the long-term default rates of 0.18% assumed in the unlocking in each of the periods above.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,
	2018	2017
Earnings on fixed annuity benefits accumulated	$101	$87
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	(3)
Variable annuity earnings	1	1
Earnings before income taxes	$99	$85

(*)
Net investment income (as a % of investments) of 4.83% and 4.62% for the three months ended June 30, 2018 and 2017, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $48 million in the second quarter of 2018 compared to $51 million in the second quarter of 2017, a decrease of $3 million (6%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $48 million in the second quarter of 2018 compared to $44 million in the second quarter of 2017, an increase of $4 million (9%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the three months ended June 30, 2018 and 2017 (dollars in millions):

	Three months ended June 30,
	2018	2017	% Change
Revenues:
Life, accident and health net earned premiums	$6	$5	20%
Net investment income	7	9	(22%)
Other income — P&C fees	15	15	—%
Other income	3	7	(57%)
Total revenues	31	36	(14%)

Costs and Expenses, excluding interest charges on borrowed money
Property and casualty insurance — commissions and other underwriting expenses	4	8	(50%)
Life, accident and health benefits	11	6	83%
Life, accident and health acquisition expenses	1	1	—%
Other expense — expenses associated with P&C fees	11	7	57%
Other expenses (*)	36	35	3%
Costs and expenses, excluding interest charges on borrowed money	63	57	11%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(32)	(21)	52%
Interest charges on borrowed money	16	23	(30%)
Core loss before income taxes, excluding realized gains and losses	(48)	(44)	9%
Pretax non-core loss on retirement of debt	—	(7)	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(48)	$(51)	(6%)

(*)	Excludes a pretax non-core loss on retirement of debt of $7 million in the second quarter of 2017.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $6 million and related benefits and acquisition expenses of $12 million in the second quarter of 2018 compared to net earned premiums of $5 million and related benefits and acquisition expenses of $7 million in the second quarter of 2017. The $5 million (83%) increase in life, accident and health benefits reflects higher claims in the run-off life business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $7 million in the second quarter of 2018 compared to $9 million in the second quarter of 2017, a decrease of $2 million (22%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $1 million in the second quarter of 2018 compared to an increase in value by $1 million in the second quarter of 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In both the second quarter of 2018 and 2017, AFG collected $15 million in fees for these services. Management views this fee income, net of the $11 million in the second quarter of 2018 and $7 million in the second quarter of 2017, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in the second quarter of 2018 and $5 million in the second quarter of 2017, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” AFG recorded a $2 million loss on the disposal of equipment in the second quarter of 2018. Excluding amounts eliminated in consolidation and the loss on the disposal of equipment, AFG recorded other income outside of its property and casualty insurance and annuity operations of $1 million in the second quarter of 2018 compared to $2 million in the second quarter of 2017.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $36 million in the second quarter of 2018 compared to $35 million in the second quarter of 2017, an increase of $1 million (3%). The second quarter of 2018 reflects lower holding company expenses related to employee benefit plans that are tied to stock market performance, offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $16 million in the second quarter of 2018 compared to $23 million in the second quarter of 2017, a decrease of $7 million (30%) due primarily to a lower weighted average interest rate on AFG’s outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of April 1, 2018 compared to April 1, 2017 (dollars in millions):

	April 1, 2018	April 1, 2017
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$—
3.50% Senior Notes due August 2026	425	300
9-7/8% Senior Notes due June 2019	—	350
6-3/8% Senior Notes due June 2042	—	230
5-3/4% Senior Notes due August 2042	—	125
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,318	$1,308

Weighted Average Interest Rate	4.6%	6.5%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The decrease in the weighted average interest rate for the second quarter of 2018 as compared to the second quarter of 2017 reflects the following financing transactions completed by AFG between April 1, 2017 and December 31, 2017:

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

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value in June 2017.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were a net gain of $31 million in the second quarter of 2018 compared to $8 million in the second quarter of 2017, an increase of $23 million (288%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2018	2017
Realized gains (losses) before impairments:
Disposals	$5	$22
Change in the fair value of equity securities (*)	23	—
Change in the fair value of derivatives	(1)	(3)
Adjustments to annuity deferred policy acquisition costs and related items	4	(2)
	31	17
Impairment charges:
Securities	—	(12)
Adjustments to annuity deferred policy acquisition costs and related items	—	3
	—	(9)
Realized gains on securities	$31	$8

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. This amount includes a $16 million net gain on securities that were still held at June 30, 2018.

The $23 million net realized gain from the change in the fair value of equity securities in the second quarter of 2018 includes gains of $10 million on real estate investment trusts, $8 million on health care-related investments and losses of $7 million from investments in banks and financing companies. AFG’s $12 million in impairment charges for the second quarter of 2017 related primarily to equity security investments in a pharmaceutical company and an energy-related business.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $52 million for the second quarter of 2018 compared to $60 million for the second quarter of 2017, a decrease of $8 million (13%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $2 million for the second quarter of 2018 related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2018 and 2017 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$2,268	$—	$—	$—	$2,268	$—	$2,268
Life, accident and health net earned premiums	—	—	—	12	12	—	12
Net investment income	215	806	(7)	11	1,025	—	1,025
Realized losses on securities	—	—	—	—	—	(62)	(62)
Income (loss) of MIEs:
Investment income	—	—	122	—	122	—	122
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	—	(5)	—	(5)
Other income	4	53	(8)	43	92	—	92
Total revenues	2,487	859	102	66	3,514	(62)	3,452

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,334	—	—	—	1,334	—	1,334
Commissions and other underwriting expenses	771	—	—	10	781	—	781
Annuity benefits	—	442	—	—	442	—	442
Life, accident and health benefits	—	—	—	22	22	—	22
Annuity and supplemental insurance acquisition expenses	—	130	—	2	132	—	132
Interest charges on borrowed money	—	—	—	31	31	—	31
Expenses of MIEs	—	—	102	—	102	—	102
Other expenses	20	63	—	91	174	—	174
Total costs and expenses	2,125	635	102	156	3,018	—	3,018
Earnings before income taxes	362	224	—	(90)	496	(62)	434
Provision for income taxes	74	46	—	(22)	98	(13)	85
Net earnings, including noncontrolling interests	288	178	—	(68)	398	(49)	349
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	—	—	—	(6)	—	(6)
Core Net Operating Earnings	294	178	—	(68)	404
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(49)	(49)	49	—
Net Earnings Attributable to Shareholders	$294	$178	$—	$(117)	$355	$—	$355

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$2,087	$—	$—	$—	$2,087	$—	$2,087
Life, accident and health net earned premiums	—	—	—	11	11	—	11
Net investment income	182	707	(11)	17	895	—	895
Realized gains on securities	—	—	—	—	—	11	11
Income of MIEs:
Investment income	—	—	101	—	101	—	101
Gain on change in fair value of assets/liabilities	—	—	11	—	11	—	11
Other income	20	53	(9)	42	106	—	106
Total revenues	2,289	760	92	70	3,211	11	3,222

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,244	—	—	—	1,244	—	1,244
Commissions and other underwriting expenses	693	—	—	12	705	—	705
Annuity benefits	—	420	—	—	420	—	420
Life, accident and health benefits	—	—	—	15	15	—	15
Annuity and supplemental insurance acquisition expenses	—	99	—	2	101	—	101
Interest charges on borrowed money	—	—	—	44	44	—	44
Expenses of MIEs	—	—	92	—	92	—	92
Other expenses	18	60	—	88	166	7	173
Total costs and expenses	1,955	579	92	161	2,787	7	2,794
Earnings before income taxes	334	181	—	(91)	424	4	428
Provision for income taxes	107	62	—	(43)	126	2	128
Net earnings, including noncontrolling interests	227	119	—	(48)	298	2	300
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	2	—	2
Core Net Operating Earnings	225	119	—	(48)	296
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	7	7	(7)	—
Loss on retirement of debt, net of tax	—	—	—	(5)	(5)	5	—
Net Earnings Attributable to Shareholders	$225	$119	$—	$(46)	$298	$—	$298

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $362 million in pretax earnings in the first six months of 2018 compared to $334 million in the first six months of 2017, an increase of $28 million (8%). The increase in pretax earnings reflects higher underwriting profit in the Specialty casualty insurance sub-segment and higher net investment income, due primarily to higher earnings from limited partnerships and similar investments, partially offset by lower underwriting profits in the Property and transportation and Specialty financial insurance sub-segments and lower income from the sale of real estate in the first six months of 2018 compared to the first six months of 2017. The high returns on limited partnerships and similar investments should not necessarily be expected to repeat in future periods.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2018 and 2017 (dollars in millions):

	Six months ended June 30,
	2018	2017	% Change
Gross written premiums	$3,123	$2,827	10%
Reinsurance premiums ceded	(764)	(670)	14%
Net written premiums	2,359	2,157	9%
Change in unearned premiums	(91)	(70)	30%
Net earned premiums	2,268	2,087	9%
Loss and loss adjustment expenses	1,334	1,244	7%
Commissions and other underwriting expenses	771	693	11%
Underwriting gain	163	150	9%

Net investment income	215	182	18%
Other income and expenses, net	(16)	2	(900%)
Earnings before income taxes	$362	$334	8%

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	58.8%	59.5%	(0.7%)
Underwriting expense ratio	34.0%	33.2%	0.8%
Combined ratio	92.8%	92.7%	0.1%

Aggregate — including exited lines
Loss and LAE ratio	58.8%	59.6%	(0.8%)
Underwriting expense ratio	34.0%	33.2%	0.8%
Combined ratio	92.8%	92.8%	—%
AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.12 billion for the first six months of 2018 compared to $2.83 billion for the first six months of 2017, an increase of $296 million (10%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2018		2017
	GWP	%	GWP	%	% Change
Property and transportation	$1,041	33%	$989	35%	5%
Specialty casualty	1,711	55%	1,500	53%	14%
Specialty financial	371	12%	338	12%	10%
	$3,123	100%	$2,827	100%	10%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 24% of gross written premiums for both the first six months of 2018 and the first six months of 2017. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2018		2017		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(295)	28%	$(272)	28%	—%
Specialty casualty	(478)	28%	(399)	27%	1%
Specialty financial	(64)	17%	(48)	14%	3%
Other specialty	73		49
	$(764)	24%	$(670)	24%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.36 billion for the first six months of 2018 compared to $2.16 billion for the first six months of 2017, an increase of $202 million (9%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2018		2017
	NWP	%	NWP	%	% Change
Property and transportation	$746	32%	$717	33%	4%
Specialty casualty	1,233	52%	1,101	51%	12%
Specialty financial	307	13%	290	13%	6%
Other specialty	73	3%	49	3%	49%
	$2,359	100%	$2,157	100%	9%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.27 billion for the first six months of 2018 compared to $2.09 billion for the first six months of 2017, an increase of $181 million (9%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2018		2017
	NEP	%	NEP	%	% Change
Property and transportation	$724	32%	$699	33%	4%
Specialty casualty	1,174	52%	1,045	50%	12%
Specialty financial	308	13%	293	14%	5%
Other specialty	62	3%	50	3%	24%
	$2,268	100%	$2,087	100%	9%

The $296 million (10%) increase in gross written premiums for the first six months of 2018 compared to the first six months of 2017 reflects growth in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased approximately 1% in the first six months of 2018. Excluding the workers’ compensation business, renewal pricing increased approximately 3%.

Property and transportation Gross written premiums increased $52 million (5%) in the first six months of 2018 compared to the first six months of 2017. This increase was the result of new business opportunities in the property and inland marine businesses and higher premiums in the transportation businesses, which included a 5% average renewal rate increase in National Interstate’s business. Average renewal rates increased approximately 4% for this group in the first six months of 2018. Reinsurance premiums ceded as a percentage of gross written premiums are comparable between periods.

Specialty casualty Gross written premiums increased $211 million (14%) in the first six months of 2018 compared to the first six months of 2017 due primarily to growth at Neon. Higher gross written premiums in the general liability, executive liability and excess and surplus lines businesses also contributed to the year-over-year growth. Average renewal rates decreased

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

approximately 1% for this group in the first six months of 2018. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 2%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first six months of 2018 compared to the first six months of 2017, reflecting higher cessions to AFG’s internal reinsurance program, which is included in Other specialty.

Specialty financial Gross written premiums increased $33 million (10%) in the first six months of 2018 compared to the first six months of 2017 due primarily to higher premiums in the financial institutions and equipment leasing businesses. Average renewal rates for this group increased approximately 4% in the first six months of 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the first six months of 2018 compared to the first six months of 2017, reflecting higher cessions in the financial institutions and equipment leasing businesses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $24 million (49%) in the first six months of 2018 compared to the first six months of 2017, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Six months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017
Property and transportation
Loss and LAE ratio	63.4%	62.8%	0.6%
Underwriting expense ratio	28.8%	27.9%	0.9%
Combined ratio	92.2%	90.7%	1.5%
Underwriting profit				$56	$64

Specialty casualty
Loss and LAE ratio	61.5%	64.1%	(2.6%)
Underwriting expense ratio	32.5%	31.7%	0.8%
Combined ratio	94.0%	95.8%	(1.8%)
Underwriting profit				$70	$44

Specialty financial
Loss and LAE ratio	37.0%	34.4%	2.6%
Underwriting expense ratio	50.9%	50.4%	0.5%
Combined ratio	87.9%	84.8%	3.1%
Underwriting profit				$37	$45

Total Specialty
Loss and LAE ratio	58.8%	59.5%	(0.7%)
Underwriting expense ratio	34.0%	33.2%	0.8%
Combined ratio	92.8%	92.7%	0.1%
Underwriting profit				$165	$152

Aggregate — including exited lines
Loss and LAE ratio	58.8%	59.6%	(0.8%)
Underwriting expense ratio	34.0%	33.2%	0.8%
Combined ratio	92.8%	92.8%	—%
Underwriting profit				$163	$150

The Specialty property and casualty insurance operations generated an underwriting profit of $165 million for the first six months of 2018 compared to $152 million for the first six months of 2017, an increase of $13 million (9%). Higher underwriting profit in the Specialty casualty insurance sub-segment was partially offset by lower underwriting profits in the Property and transportation and Specialty financial insurance sub-segments.

Property and transportation Underwriting profit for this group was $56 million for the first six months of 2018 compared to $64 million for the first six months of 2017, a decrease of $8 million (13%). Higher underwriting profit in the crop business and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

improved results in the ocean marine operations were more than offset by lower underwriting profits in the property and inland marine and equine businesses.

Specialty casualty Underwriting profit for this group was $70 million for the first six months of 2018 compared to $44 million for the first six months of 2017, an increase of $26 million (59%). Higher underwriting profits in the workers’ compensation businesses due primarily to higher favorable prior year reserve development and improved results in the targeted markets businesses were partially offset by higher underwriting losses at Neon.

Specialty financial Underwriting profit for this group was $37 million for the first six months of 2018 compared to $45 million for the first six months of 2017, a decrease of $8 million (18%) due primarily to lower underwriting profitability in the fidelity and surety businesses.

Other specialty This group reported an underwriting profit of $2 million for the first six months of 2018 compared to an underwriting loss of $1 million in the first six months of 2017, a change of $3 million (300%). This improvement is due primarily to a $6 million charge recorded in 2017 to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by adverse prior year reserve development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first six months of 2018 compared to favorable reserve development in the first six months of 2017.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.8% for the first six months of 2018 compared to 59.6% for the first six months of 2017, a decrease of 0.8 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2018	2017	2018	2017	Ratio
Property and transportation
Current year, excluding catastrophe losses	$483	$452	66.7%	64.6%	2.1%
Prior accident years development	(39)	(28)	(5.4%)	(4.0%)	(1.4%)
Current year catastrophe losses	15	16	2.1%	2.2%	(0.1%)
Property and transportation losses and LAE and ratio	$459	$440	63.4%	62.8%	0.6%

Specialty casualty
Current year, excluding catastrophe losses	$767	$678	65.2%	64.8%	0.4%
Prior accident years development	(50)	(11)	(4.2%)	(1.0%)	(3.2%)
Current year catastrophe losses	6	3	0.5%	0.3%	0.2%
Specialty casualty losses and LAE and ratio	$723	$670	61.5%	64.1%	(2.6%)

Specialty financial
Current year, excluding catastrophe losses	$119	$112	38.7%	38.2%	0.5%
Prior accident years development	(11)	(17)	(3.6%)	(5.8%)	2.2%
Current year catastrophe losses	6	6	1.9%	2.0%	(0.1%)
Specialty financial losses and LAE and ratio	$114	$101	37.0%	34.4%	2.6%

Total Specialty
Current year, excluding catastrophe losses	$1,405	$1,269	62.0%	60.8%	1.2%
Prior accident years development	(102)	(52)	(4.5%)	(2.5%)	(2.0%)
Current year catastrophe losses	29	25	1.3%	1.2%	0.1%
Total Specialty losses and LAE and ratio	$1,332	$1,242	58.8%	59.5%	(0.7%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,405	$1,269	62.0%	60.8%	1.2%
Prior accident years development	(100)	(50)	(4.5%)	(2.4%)	(2.1%)
Current year catastrophe losses	29	25	1.3%	1.2%	0.1%
Aggregate losses and LAE and ratio	$1,334	$1,244	58.8%	59.6%	(0.8%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.0% for the first six months of 2018 compared to 60.8% for the first six months of 2017, an increase of 1.2 percentage points.

Property and transportation   The 2.1 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the property and inland marine and equine businesses in the first six months of 2018 compared to the first six months of 2017.

Specialty casualty   The 0.4 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the targeted markets businesses.

Specialty financial   The 0.5 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the trade credit business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $102 million in the first six months of 2018 compared to $52 million in the first six months of 2017, an increase of $50 million (96%).

Property and transportation Net favorable reserve development of $39 million in the first six months of 2018 reflects lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses. Net favorable reserve development of $28 million in the first six months of 2017 reflects lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine business, partially offset by higher than expected claim severity in the ocean marine business.

Specialty casualty Net favorable reserve development of $50 million in the first six months of 2018 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses. Net favorable reserve development of $11 million in the first six months of 2017 reflects lower than expected claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than expected claim severity in the targeted markets and general liability businesses.

Specialty financial Net favorable reserve development of $11 million in the first six months of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business. Net favorable reserve development of $17 million in the first six months of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $2 million in the first six months of 2018 and net adverse reserve development of $4 million in the first six months of 2017. The favorable development in the first six months of 2018 reflects amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001, partially offset by adverse reserve development associated with AFG’s internal reinsurance program. The adverse reserve development in the first six months of 2017 reflects a $6 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in both the first six months of 2018 and the first six months of 2017 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $29 million in the first six months of 2018 resulted primarily from storms and flooding in several regions of the United States and mudslides in California. Catastrophe losses of $25 million in the first six months of 2017 resulted primarily from storms and tornadoes in several regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $771 million in the first six months of 2018 compared to $693 million for the first six months of 2017, an increase of $78 million (11%). AFG’s underwriting expense ratio was 34.0% for the first six months of 2018 compared to 33.2% for the first six months of 2017, an increase of 0.8 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2018		2017		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$209	28.8%	$195	27.9%	0.9%
Specialty casualty	381	32.5%	331	31.7%	0.8%
Specialty financial	157	50.9%	147	50.4%	0.5%
Other specialty	24	38.0%	20	37.1%	0.9%
Total Specialty	$771	34.0%	$693	33.2%	0.8%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.9 percentage points in the first six months of 2018 compared to the first six months of 2017, reflecting a change in the mix of business, partially offset by higher profitability-based commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in the first six months of 2018 compared to the first six months of 2017, reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in the first six months of 2018 compared to the first six months of 2017, reflecting higher profitability-based commissions paid to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $215 million in the first six months of 2018 compared to $182 million in the first six months of 2017, an increase of $33 million (18%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2018	2017	Change	% Change
Net investment income	$215	$182	$33	18%

Average invested assets (at amortized cost)	$10,395	$9,872	$523	5%

Yield (net investment income as a % of average invested assets)	4.14%	3.69%	0.45%

Tax equivalent yield (*)	4.32%	4.16%	0.16%

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first six months of 2018 as compared to the first six months of 2017 reflects growth in the property and casualty insurance segment and very strong earnings from limited partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.14% for the first six months of 2018 compared to 3.69% for the first six months of 2017, an increase of 0.45 percentage points due primarily to the higher earnings from limited partnerships and similar investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $16 million for the first six months of 2018 compared to net earnings of $2 million for the first six months of 2017, a change of $18 million (900%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2018	2017
Other income
Income from the sale of real estate	$—	$16
Other	4	4
Total other income	4	20
Other expenses
Amortization of intangibles	4	4
Other	16	14
Total other expense	20	18
Other income and expenses, net	$(16)	$2
Income from the sale of real estate includes $13 million related to the sale of a hotel property in 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $224 million in pretax earnings in the first six months of 2018 compared to $181 million in the first six months of 2017, an increase of $43 million (24%). AFG’s annuity segment results for the first six months of 2018 compared to the first six months of 2017 reflect a 10% increase in average annuity investments (at amortized cost), higher earnings from limited partnerships and similar investments and the favorable impact of fair value accounting for derivatives related to fixed-indexed annuities (“FIAs”), partially offset by an unlocking charge in the first six months of 2018 and the impact of lower investment yields due to the run-off of higher yielding investments. The high returns on limited partnerships and similar investments should not necessarily be expected to repeat in future periods. The fair value of derivatives related to FIAs was favorably impacted by higher than anticipated interest rates in the first six months of 2018 compared to the negative impact of lower than anticipated interest rates in the first six months of 2017, partially offset in the 2018 period by the negative impacts of higher interest on the embedded derivative (from growth in the FIA business and higher interest rates) and higher than expected option costs. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment of actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. Due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates), AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018, resulting in a net charge to earnings of $27 million.

The following table details AFG’s earnings before income taxes from its annuity operations for the six months ended June 30, 2018 and 2017 (dollars in millions).

	Six months ended June 30,
	2018	2017	% Change
Revenues:
Net investment income	$806	$707	14%
Other income:
Guaranteed withdrawal benefit fees	32	28	14%
Policy charges and other miscellaneous income	21	25	(16%)
Total revenues	859	760	13%

Costs and Expenses:
Annuity benefits (*)	442	420	5%
Acquisition expenses	130	99	31%
Other expenses	63	60	5%
Total costs and expenses	635	579	10%
Earnings before income taxes	$224	$181	24%
Detail of annuity earnings before income taxes (dollars in millions):

	Six months ended June 30,
	2018	2017	% Change
Earnings before income taxes — before the impact of unlocking and derivatives related to FIAs	$235	$199	18%
Unlocking	(27)	—	—%
Impact of derivatives related to FIAs	16	(18)	(189%)
Earnings before income taxes	$224	$181	24%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Six months ended June 30,
	2018	2017	% Change
Interest credited — fixed	$339	$309	10%
Interest credited — fixed component of variable annuities	3	3	—%
Other annuity benefits:
Change in expected death and annuitization reserve	8	8	—%
Amortization of sales inducements	10	10	—%
Change in guaranteed withdrawal benefit reserve	42	33	27%
Change in other benefit reserves	19	20	(5%)
Total other annuity benefits	79	71	11%
Total before impact of derivatives related to FIAs and unlocking	421	383	10%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	19	259	(93%)
Equity option mark-to-market	(52)	(222)	(77%)
Impact of derivatives related to FIAs	(33)	37	(189%)
Unlocking	54	—	—%
Total annuity benefits	$442	$420	5%

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in 2018.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Six months ended June 30,
	2018	2017	% Change
Average fixed annuity investments (at amortized cost)	$33,469	$30,522	10%
Average fixed annuity benefits accumulated	33,747	30,698	10%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.79%	4.60%
Interest credited — fixed	(2.01%)	(2.01%)
Net interest spread	2.78%	2.59%

Policy charges and other miscellaneous income	0.10%	0.13%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.28%)	(0.29%)
Acquisition expenses	(0.91%)	(0.62%)
Other expenses	(0.36%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	0.19%	(0.24%)
Unlocking	(0.16%)	—%
Net spread earned on fixed annuities	1.36%	1.19%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Six months ended June 30,
	2018	2017
Net spread earned on fixed annuities — before the impact of unlocking and derivatives related to FIAs	1.43%	1.31%
Unlocking	(0.16%)	—%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	0.19%	(0.24%)
Related impact on amortization of deferred policy acquisition costs (*)	(0.10%)	0.12%
Related impact on amortization of deferred sales inducements (*)	—%	—%
Net spread earned on fixed annuities	1.36%	1.19%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the first six months of 2018 was $806 million compared to $707 million for the first six months of 2017, an increase of $99 million (14%). This increase reflects the growth in AFG’s annuity business and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.19 percentage points to 4.79% from 4.60% for the first six months of 2018 compared to the first six months of 2017. This increase in net investment yield reflects higher earnings from limited partnerships and similar investments, partially offset by (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During 2017, $4.9 billion in annuity segment investments with an average yield of 5.14% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.94%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first six months of 2018 was $339 million compared to $309 million for the first six months of 2017, an increase of $30 million (10%). This increase reflects the impact of growth in the annuity business. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, was 2.01% in both the first six months of 2018 and the first six months of 2017.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.19 percentage points to 2.78% from 2.59% in the first six months of 2018 compared to the same period in 2017 due primarily to higher earnings from limited partnerships and similar investments, partially offset by lower investment yields. Features included in current annuity offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $21 million for the first six months of 2018 compared to $25 million for the first six months of 2017, a decrease of $4 million (16%). Excluding the impact of a $1 million unlocking charge related to unearned revenue in the second quarter of 2018, annuity policy charges and other miscellaneous income were $22 million in 2018 compared to $25 million in 2017, a decrease of $3 million (12%). The first six months of 2017 includes $1 million from the sale of real estate. As a percentage of average fixed annuity benefits accumulated, excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income decreased 0.03 percentage points to 0.10% from 0.13% in the first six months of 2018 compared to the first six months of 2017.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking), for the first six months of 2018 were $47 million compared to $43 million for the first six months of 2017, an increase of $4 million (9%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.01 percentage points to 0.28% from 0.29% in the first six months of 2018 compared to the first six months of 2017. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2018	2017
Change in expected death and annuitization reserve	$8	$8
Amortization of sales inducements	10	10
Change in guaranteed withdrawal benefit reserve	42	33
Change in other benefit reserves	19	20
Other annuity benefits	79	71
Offset guaranteed withdrawal benefit fees	(32)	(28)
Other annuity benefits, net	$47	$43

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

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in 2018.

Annuity Acquisition Expenses
Annuity acquisition expenses for the first six months of 2018 were $130 million compared to $99 million for the first six months of 2017, an increase of $31 million (31%). Excluding the $28 million favorable impact on amortization of DPAC from the unlocking recorded in the second quarter of 2018, annuity acquisition expenses were $158 million for the first six months of 2018, an increase of $59 million (60%) compared to the first six months of 2017, reflecting the acceleration/deceleration of DPAC amortization related to changes in the fair value of derivatives related to FIAs and growth in the business. Excluding the impact of the 2018 unlocking charge, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.91% for the first six months of 2018 compared to 0.62% for the first six months of 2017 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of higher than anticipated interest rates during the first six months of 2018 on the fair value of derivatives related to FIAs (discussed below) resulted in a partially offsetting acceleration of the amortization of DPAC. In contrast, the negative impact of lower than anticipated interest rates during the first six months of 2017 on the fair value of derivatives related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated (excluding the impact of unlocking):

	Six months ended June 30,
	2018	2017
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.81%	0.74%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	0.10%	(0.12%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.91%	0.62%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in 2018. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Annuity other expenses were $63 million for the first six months of 2018 compared to $60 million for the first six months of 2017, an increase of $3 million (5%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.36% for the first six months of 2018 and 0.38% for the first six months of 2017. This decrease in annuity other expenses as a percentage of average fixed annuity benefits accumulated is due primarily to growth in the business.

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities
AFG’s fixed-indexed (including variable indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the index-based component (embedded derivative) of AFG’s annuity benefits accumulated, see Note C — “Fair Value Measurements” to the financial statements.

Excluding the impact of the 2018 unlocking charge, the net change in fair value of derivatives related to fixed-indexed annuities decreased annuity benefits by $33 million in the first six months of 2018 and increased annuity benefits by $37 million in the first six months of 2017. During the first six months of 2018, the positive impact of higher than expected interest rates on the fair value of these derivatives was partially offset by the negative impact of higher than expected option costs. During the first six months of 2017, the positive impact of strong market performance on the fair value of these derivatives was more than offset by the negative impact of lower than anticipated interest rates. As a percentage of average fixed annuity benefits accumulated, this net expense improved 0.43 percentage points to a net expense reduction of 0.19% in the first six months of 2018 from a net expense of 0.24% in the first six months of 2017.

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

	Six months ended June 30,
	2018	2017	% Change
Earnings before income taxes — before unlocking and change in fair value of derivatives related to fixed-indexed annuities	$235	$199	18%
Unlocking	(27)	—	—%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives related to fixed-indexed annuities	33	(37)	(189%)
Related impact on amortization of DPAC (*)	(17)	19	(189%)
Earnings before income taxes	$224	$181	24%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC increased the annuity segment’s earnings before income taxes by $16 million in the first six months of 2018 and decreased the annuity segment’s earnings before income taxes by $18 million in the first six months of 2017. The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Six months ended June 30,
	2018	2017	% Change
Interest on the embedded derivative liability	$(15)	$(7)	114%
Changes in interest rates higher (lower) than expected	39	(28)	(239%)
Change in the stock market, including volatility	4	14	(71%)
Renewal option costs lower (higher) than expected	(7)	3	(333%)
Other, including the impact of actual versus expected lapses	(5)	—	—%
Impact of derivatives related to FIAs	$16	$(18)	(189%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative liability in 2018.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.17 percentage points to 1.36% from 1.19% in the first six months of 2018 compared to the same period in 2017 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.19 percentage points increase in AFG’s net interest spread, partially offset by the impact of the unlocking of actuarial assumptions discussed below.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the six months ended June 30, 2018 and 2017 (in millions):

	Six months ended June 30,
	2018	2017
Beginning fixed annuity reserves	$33,005	$29,647
Fixed annuity premiums (receipts)	2,534	2,541
Surrenders, benefits and other withdrawals	(1,333)	(1,110)
Interest and other annuity benefit expenses:
Interest credited	339	309
Embedded derivative mark-to-market	19	259
Change in other benefit reserves	59	58
Unlocking	55	—
Ending fixed annuity reserves	$34,678	$31,704

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$34,678	$31,704
Impact of unrealized investment gains	32	128
Fixed component of variable annuities	176	182
Annuity benefits accumulated per balance sheet	$34,886	$32,014

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $2.55 billion in the first six months of 2018 compared to $2.56 billion in the first six months of 2017, a decrease of $9 million. The following table summarizes AFG’s annuity sales (dollars in millions):

	Six months ended June 30,
	2018	2017	% Change
Financial institutions single premium annuities — indexed	$861	$987	(13%)
Financial institutions single premium annuities — fixed	236	477	(51%)
Retail single premium annuities — indexed	672	532	26%
Retail single premium annuities — fixed	44	37	19%
Broker dealer single premium annuities — indexed	614	411	49%
Broker dealer single premium annuities — fixed	7	5	40%
Education market — fixed and indexed annuities	100	92	9%
Total fixed annuity premiums	2,534	2,541	—%
Variable annuities	13	15	(13%)
Total annuity premiums	$2,547	$2,556	—%

While annuity premiums were comparable in the first six months of 2018 and the first six months of 2017, annuity premiums in the second quarter of 2018 represent an increase of 22% compared to the first quarter of 2018, reflecting growth in all fixed annuity product lines and channels.

Annuity Unlocking
In the second quarter of 2018, AFG recorded a $27 million net charge related to its annuity business as a result of unlocking certain actuarial assumptions underlying its annuity operations, which impacted AFG’s financial statements as follows (in millions):

	Six months ended June 30,
	2018	2017
Policy charges and other miscellaneous income:
Unearned revenue	$(1)	$—
Total revenues	(1)	—
Annuity benefits:
Fixed-indexed annuities embedded derivative	44	—
Sales inducements	(1)	—
Other reserves	11	—
Total annuity benefits	54	—
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(28)	—
Total costs and expenses	26	—
Net charge	$(27)	$—

See “Annuity Unlocking” under “Annuity Segment — Results of Operations” for the quarters ended June 30, 2018 and 2017 for a discussion of the charge from the unlocking of actuarial assumptions in the second quarter of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended June 30, 2018 and 2017 (in millions):

	Six months ended June 30,
	2018	2017
Earnings on fixed annuity benefits accumulated	$229	$183
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(7)	(4)
Variable annuity earnings	2	2
Earnings before income taxes	$224	$181

(*)
Net investment income (as a % of investments) of 4.79% and 4.60% for the six months ended June 30, 2018 and 2017, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $90 million in the first six months of 2018 compared to $98 million in the first six months of 2017, a decrease of $8 million (8%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gain and losses) totaled $90 million in the first six months of 2018 compared to $91 million in the first six months of 2017, a decrease of $1 million (1%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the six months ended June 30, 2018 and 2017 (dollars in millions):

	Six months ended June 30,
	2018	2017	% Change
Revenues:
Life, accident and health net earned premiums	$12	$11	9%
Net investment income	11	17	(35%)
Other income — P&C fees	32	29	10%
Other income	11	13	(15%)
Total revenues	66	70	(6%)

Costs and Expenses, excluding interest charges on borrowed money:
Property and casualty insurance — commissions and other underwriting expenses	10	12	(17%)
Life, accident and health benefits	22	15	47%
Life, accident and health acquisition expenses	2	2	—%
Other expense — expenses associated with P&C fees	22	17	29%
Other expenses (*)	69	71	(3%)
Costs and expenses, excluding interest charges on borrowed money	125	117	7%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(59)	(47)	26%
Interest charges on borrowed money	31	44	(30%)
Core loss before income taxes, excluding realized gains and losses	(90)	(91)	(1%)
Pretax non-core loss on retirement of debt	—	(7)	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(90)	$(98)	(8%)

(*)	Excludes a pretax non-core loss on retirement of debt of $7 million in the second quarter of 2017.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $12 million and related benefits and acquisition expenses of $24 million in the first six months of 2018 compared to net earned premiums of $11 million and related benefits and acquisition expenses of $17 million in the first six months of 2017. The $7 million (47%) increase in life, accident and health benefits reflects higher claims in the run-off life business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $11 million in the first six months of 2018 compared to $17 million in the first six months of 2017, a decrease of $6 million (35%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $2 million in the first six months of 2018 compared to an increase in value by $3 million in the first six months of 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2018, AFG collected $32 million in fees for these services compared to $29 million in the first six months of 2017. Management views this fee income, net of the $22 million in the first six months of 2018 and $17 million in the first six months of 2017, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $8 million and $9 million in the first six months of 2018 and 2017, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $3 million in the first six months of 2018 and $4 million the first six months of 2017.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $69 million in the first six months of 2018 compared to $71 million in the first six months of 2017, a decrease of $2 million (3%). This decrease reflects the impact of lower holding company expenses related to certain incentive compensation plans and employee benefit plans that are tied to stock market performance in the first six months of 2018 compared to the first six months of 2017, partially offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations in the first six months of 2018.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $31 million in the first six months of 2018 compared to $44 million in the first six months of 2017, a decrease of $13 million (30%), due primarily to a lower weighted average interest rate on AFG’s outstanding debt.

The decrease in the weighted average interest rate for the first six months of 2018 as compared to the first six months of 2017 reflects the following financing transactions completed by AFG between April 1, 2017 and December 31, 2017:

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

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value in June 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were a net loss of $62 million in the first six months of 2018 compared to a net gain of $11 million in the first six months of 2017, a decrease of $73 million (664%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2018	2017
Realized gains (losses) before impairments:
Disposals	$9	$32
Change in the fair value of equity securities (*)	(72)	—
Change in the fair value of derivatives	(6)	(3)
Adjustments to annuity deferred policy acquisition costs and related items	8	(3)
	(61)	26
Impairment charges:
Securities	(1)	(21)
Adjustments to annuity deferred policy acquisition costs and related items	—	6
	(1)	(15)
Realized gains (losses) on securities	$(62)	$11

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. This amount includes a $71 million net loss on securities that were still held at June 30, 2018.

The $72 million net realized loss from the change in the fair value of equity securities in the first six months of 2018 includes losses of $15 million on investments in real estate investment trusts, $31 million related to banks and financing companies and $15 million on investments in media companies. AFG’s $21 million in impairment charges for the first six months of 2017 consist of $20 million on equity securities and $1 million on fixed maturities. Approximately $10 million in impairment charges in the first six months of 2017 are related to pharmaceutical companies and $5 million are on energy-related investments.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $85 million for the first six months of 2018 compared to $128 million for the first six months of 2017, a decrease of $43 million (34%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $6 million for the first six months of 2018 compared to net earnings of $2 million for the first six months of 2017. Losses attributable to noncontrolling interests for the first six months of 2018 are related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer. Earnings attributable to noncontrolling interests in the first six months of 2017 are related to the gain on the sale of a hotel property, which was owned by an 80%-owned subsidiary of Great American Insurance.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2018, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2017 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first six months of 2018. There are 4,132,838 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016.

AFG acquired 23,882 shares of its Common Stock (at an average of $112.04 per share) in the first quarter of 2018, 32 shares (at $111.83 per share) in May 2018 and 396 shares (at $107.23 per share) in June 2018 in connection with its stock incentive plans.
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

For the six months ended June 30, 2018, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of

AMERICAN FINANCIAL GROUP, INC. 10-Q

commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

August 3, 2018	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer