Form 10-Q
period 2018-09-30
AMERICAN FINANCIAL GROUP INC
filed 2018-11-08
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2018, there were 89,253,183 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$2,009	$2,338
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $40,053 and $37,038)	40,244	38,379
Fixed maturities, trading at fair value	103	348
Equity securities, at fair value	1,827	1,662
Investments accounted for using the equity method	1,289	999
Mortgage loans	1,152	1,125
Policy loans	176	184
Equity index call options	759	701
Real estate and other investments	282	312
Total cash and investments	47,841	46,048
Recoverables from reinsurers	3,352	3,369
Prepaid reinsurance premiums	717	600
Agents’ balances and premiums receivable	1,299	1,146
Deferred policy acquisition costs	1,669	1,216
Assets of managed investment entities	4,998	4,902
Other receivables	1,633	1,030
Variable annuity assets (separate accounts)	650	644
Other assets	1,832	1,504
Goodwill	199	199
Total assets	$64,190	$60,658

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,670	$9,678
Unearned premiums	2,740	2,410
Annuity benefits accumulated	35,958	33,316
Life, accident and health reserves	643	658
Payable to reinsurers	932	743
Liabilities of managed investment entities	4,807	4,687
Long-term debt	1,302	1,301
Variable annuity liabilities (separate accounts)	650	644
Other liabilities	2,324	1,887
Total liabilities	59,026	55,324

Redeemable noncontrolling interests	—	3

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,188,708 and 88,275,460 shares outstanding	89	88
Capital surplus	1,231	1,181
Retained earnings	3,800	3,248
Accumulated other comprehensive income, net of tax	44	813
Total shareholders’ equity	5,164	5,330
Noncontrolling interests	—	1
Total equity	5,164	5,331
Total liabilities and equity	$64,190	$60,658

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Property and casualty insurance net earned premiums	$1,327	$1,267	$3,595	$3,354
Life, accident and health net earned premiums	6	6	18	17
Net investment income	527	471	1,552	1,366
Realized gains (losses) on securities (*)	34	(12)	(28)	(1)
Income (loss) of managed investment entities:
Investment income	65	54	187	155
Gain (loss) on change in fair value of assets/liabilities	(5)	1	(10)	12
Other income	54	48	146	154
Total revenues	2,008	1,835	5,460	5,057

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	872	995	2,206	2,239
Commissions and other underwriting expenses	424	357	1,205	1,062
Annuity benefits	222	215	664	635
Life, accident and health benefits	10	6	32	21
Annuity and supplemental insurance acquisition expenses	71	55	203	156
Interest charges on borrowed money	15	21	46	65
Expenses of managed investment entities	52	45	154	137
Other expenses	98	112	272	285
Total costs and expenses	1,764	1,806	4,782	4,600
Earnings before income taxes	244	29	678	457
Provision for income taxes	41	18	126	146
Net earnings, including noncontrolling interests	203	11	552	311
Less: Net earnings (losses) attributable to noncontrolling interests	(1)	—	(7)	2
Net Earnings Attributable to Shareholders	$204	$11	$559	$309

Earnings Attributable to Shareholders per Common Share:
Basic	$2.30	$0.13	$6.29	$3.52
Diluted	$2.26	$0.13	$6.17	$3.44
Average number of Common Shares:
Basic	89.1	88.1	88.9	87.7
Diluted	90.7	90.0	90.6	89.7

Cash dividends per Common Share	$0.35	$0.3125	$2.55	$2.4375
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$36	$26	$(25)	$52

Losses on securities with impairment	(2)	(38)	(3)	(54)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	1
Impairment charges recognized in earnings	(2)	(38)	(3)	(53)
Total realized gains (losses) on securities	$34	$(12)	$(28)	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net earnings, including noncontrolling interests	$203	$11	$552	$311
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(96)	59	(523)	299
Reclassification adjustment for realized (gains) losses included in net earnings	(2)	8	(3)	3
Total net unrealized gains (losses) on securities	(98)	67	(526)	302
Net unrealized gains (losses) on cash flow hedges	(5)	—	(19)	1
Foreign currency translation adjustments	—	7	(3)	11
Other comprehensive income (loss), net of tax	(103)	74	(548)	314
Total comprehensive income, net of tax	100	85	4	625
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	—	(7)	2
Comprehensive income attributable to shareholders	$101	$85	$11	$623

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	559	—	559	(1)	558	(6)
Other comprehensive loss	—	—	—	(548)	(548)	—	(548)	—
Dividends on Common Stock	—	—	(227)	—	(227)	—	(227)	—
Shares issued:
Exercise of stock options	635,364	23	—	—	23	—	23	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	86,229	10	—	—	10	—	10	—
Dividend reinvestment plan	21,072	2	—	—	2	—	2	—
Stock-based compensation expense	—	17	—	—	17	—	17	—
Shares exchanged — benefit plans	(26,520)	(1)	(2)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(3,522)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	—	(3)	3
Balance at September 30, 2018	89,188,708	$1,320	$3,800	$44	$5,164	$—	$5,164	$—

Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919	$—
Net earnings	—	—	309	—	309	2	311	—
Other comprehensive income	—	—	—	314	314	—	314	—
Dividends on Common Stock	—	—	(214)	—	(214)	—	(214)	—
Shares issued:
Exercise of stock options	870,022	29	—	—	29	—	29	—
Restricted stock awards	232,250	—	—	—	—	—	—	—
Other benefit plans	85,190	8	—	—	8	—	8	—
Dividend reinvestment plan	22,243	2	—	—	2	—	2	—
Stock-based compensation expense	—	18	—	—	18	—	18	—
Shares exchanged — benefit plans	(34,922)	—	(3)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(6,388)	—	—	—	—	—	—	—
Other	—	—	—	—	—	(5)	(5)	—
Balance at September 30, 2017	88,092,794	$1,255	$3,435	$689	$5,379	$—	$5,379	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2018	2017
Operating Activities:
Net earnings, including noncontrolling interests	$552	$311
Adjustments:
Depreciation and amortization	163	105
Annuity benefits	664	635
Realized (gains) losses on investing activities	28	(18)
Net sales of trading securities	116	5
Deferred annuity and life policy acquisition costs	(192)	(177)
Change in:
Reinsurance and other receivables	(868)	(1,467)
Other assets	(257)	(59)
Insurance claims and reserves	507	1,372
Payable to reinsurers	189	272
Other liabilities	346	—
Managed investment entities’ assets/liabilities	104	14
Other operating activities, net	(75)	—
Net cash provided by operating activities	1,277	993

Investing Activities:
Purchases of:
Fixed maturities	(6,700)	(7,163)
Equity securities	(342)	(73)
Mortgage loans	(112)	(149)
Equity index options and other investments	(695)	(594)
Real estate, property and equipment	(60)	(46)
Proceeds from:
Maturities and redemptions of fixed maturities	3,516	4,690
Repayments of mortgage loans	87	191
Sales of fixed maturities	275	179
Sales of equity securities	150	97
Sales and settlements of equity index options and other investments	688	565
Sales of real estate, property and equipment	3	54
Managed investment entities:
Purchases of investments	(1,674)	(2,330)
Proceeds from sales and redemptions of investments	1,485	2,343
Other investing activities, net	4	6
Net cash used in investing activities	(3,375)	(2,230)

Financing Activities:
Annuity receipts	3,925	3,432
Annuity surrenders, benefits and withdrawals	(2,101)	(1,725)
Net transfers from variable annuity assets	35	43
Additional long-term borrowings	—	345
Reductions of long-term debt	—	(355)
Issuances of managed investment entities’ liabilities	1,572	1,926
Retirements of managed investment entities’ liabilities	(1,463)	(1,998)
Issuances of Common Stock	26	30
Cash dividends paid on Common Stock	(225)	(212)
Other financing activities, net	—	(7)
Net cash provided by financing activities	1,769	1,479
Net Change in Cash and Cash Equivalents	(329)	242
Cash and cash equivalents at beginning of period	2,338	2,107
Cash and cash equivalents at end of period	$2,009	$2,349

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Segments of Operations	I.	Long-Term Debt
C.	Fair Value Measurements	J.	Redeemable Noncontrolling Interests
D.	Investments	K.	Shareholders’ Equity
E.	Derivatives	L.	Income Taxes
F.	Deferred Policy Acquisition Costs	M.	Contingencies
G.	Managed Investment Entities	N.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2018, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first nine months of 2018.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under the new guidance, AFG recorded holding losses of $35 million on equity securities in net earnings during the first nine months of 2018 on securities that were still owned at September 30, 2018. Under the prior guidance, these holding losses would have been recorded in AOCI (with the exception of any impairment charge that may have been recorded). Because almost all of the equity securities impacted by the new guidance were carried at fair value through AOCI under the prior guidance, the adoption of the new guidance did not have a material impact on AFG’s financial position.

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

Annuity Benefits Accumulated   Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited are charged to annuity benefits expense and decreases for annuity policy charges are recorded in other income. For traditional fixed annuities, the liability for annuity benefits accumulated represents the account value that has accrued to the benefit of the policyholder as of the balance sheet date. For fixed-indexed annuities, the liability or annuity benefits accumulated includes an embedded derivative that represents the estimated fair value of the index participation with the remaining component representing the discounted value of the guaranteed minimum contract benefits.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of 2018 and 2017 — 1.6 million and 1.9 million; first nine months of 2018 and 2017 — 1.7 million and 2.0 million, respectively.

There were no anti-dilutive potential common shares in the third quarter or first nine months of 2018 or 2017.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$526	$527	$1,250	$1,226
Specialty casualty	616	568	1,790	1,613
Specialty financial	149	142	457	435
Other specialty	36	30	98	80
Total premiums earned	1,327	1,267	3,595	3,354
Net investment income	108	94	323	276
Other income (a)	4	1	8	21
Total property and casualty insurance	1,439	1,362	3,926	3,651
Annuity:
Net investment income	413	375	1,219	1,082
Other income	27	26	80	79
Total annuity	440	401	1,299	1,161
Other	95	84	263	246
Total revenues before realized gains (losses)	1,974	1,847	5,488	5,058
Realized gains (losses) on securities	34	(12)	(28)	(1)
Total revenues	$2,008	$1,835	$5,460	$5,057

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$—	$6	$56	$70
Specialty casualty	49	2	119	46
Specialty financial	9	(3)	46	42
Other specialty	(3)	4	(1)	3
Other lines (b)	(17)	(90)	(19)	(92)
Total underwriting	38	(81)	201	69
Investment and other income, net (a)	101	87	300	271
Total property and casualty insurance	139	6	501	340
Annuity	117	102	341	283
Other (c)	(46)	(67)	(136)	(165)
Total earnings before realized gains (losses) and income taxes	210	41	706	458
Realized gains (losses) on securities	34	(12)	(28)	(1)
Total earnings before income taxes	$244	$29	$678	$457

(a)	Includes income of $13 million (before noncontrolling interest) from the sale of a hotel in the first quarter of 2017.

(b)	Includes special charges of $18 million and $89 million in the third quarter of 2018 and 2017, respectively, to increase asbestos and environmental (“A&E”) reserves.

(c)
Includes holding company interest and expenses, including losses on retirement of debt of $4 million in the third quarter of 2017 and $7 million in the second quarter of 2017, and special charges of $9 million and $24 million in the third quarter of 2018 and 2017, respectively, to increase A&E reserves related to AFG’s former railroad and manufacturing operations.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$142	$84	$8	$234
States, municipalities and political subdivisions	—	6,715	60	6,775
Foreign government	—	139	—	139
Residential MBS	—	2,564	145	2,709
Commercial MBS	—	866	57	923
Asset-backed securities	—	8,316	991	9,307
Corporate and other	29	18,482	1,646	20,157
Total AFS fixed maturities	171	37,166	2,907	40,244
Trading fixed maturities	9	94	—	103
Equity securities	1,462	76	289	1,827
Equity index call options	—	759	—	759
Assets of managed investment entities (“MIE”)	258	4,718	22	4,998
Variable annuity assets (separate accounts) (*)	—	650	—	650
Total assets accounted for at fair value	$1,900	$43,463	$3,218	$48,581
Liabilities:
Liabilities of managed investment entities	$248	$4,537	$22	$4,807
Derivatives in annuity benefits accumulated	—	—	3,105	3,105
Other liabilities — derivatives	—	83	—	83
Total liabilities accounted for at fair value	$248	$4,620	$3,127	$7,995

December 31, 2017
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$122	$112	$8	$242
States, municipalities and political subdivisions	—	6,975	148	7,123
Foreign government	—	127	—	127
Residential MBS	—	3,105	122	3,227
Commercial MBS	—	926	36	962
Asset-backed securities	—	7,218	744	7,962
Corporate and other	30	17,662	1,044	18,736
Total AFS fixed maturities	152	36,125	2,102	38,379
Trading fixed maturities	44	304	—	348
Equity securities	1,411	86	165	1,662
Equity index call options	—	701	—	701
Assets of managed investment entities	307	4,572	23	4,902
Variable annuity assets (separate accounts) (*)	—	644	—	644
Total assets accounted for at fair value	$1,914	$42,432	$2,290	$46,636
Liabilities:
Liabilities of managed investment entities	$293	$4,372	$22	$4,687
Derivatives in annuity benefits accumulated	—	—	2,542	2,542
Other liabilities — derivatives	—	35	—	35
Total liabilities accounted for at fair value	$293	$4,407	$2,564	$7,264

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

During the third quarter there were no transfers between Level 1 and Level 2. During the first nine months of 2018, there were two preferred stocks with an aggregate fair value of $6 million that transferred from Level 1 to Level 2. During the third quarter of 2017, there was one preferred stock with an aggregate fair value of $1 million that transferred from Level 2 to Level 1. During the first nine months of 2017, there were three preferred stocks with an aggregate fair value of $17 million that transferred from Level 2 to Level 1.

Approximately 7% of the total assets carried at fair value at September 30, 2018, were Level 3 assets. Approximately 68% ($2.18 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Since internally developed Level 3 asset fair values represent approximately 18% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not be expected to have a material impact on AFG’s financial position.

The only significant Level 3 assets or liabilities carried at fair value in the financial statements that were not measured using broker quotes are the derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities, which are measured using a discounted cash flow approach and had a fair value of $3.11 billion at September 30, 2018. The following table presents information about the unobservable inputs used by management in determining fair value of these embedded derivatives. See Note E — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.4% – 1.6% over the risk free rate
Risk margin for uncertainty in cash flows	0.70% reduction in the discount rate
Surrenders	3% – 23% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.6% – 8.0% of indexed account value
Budgeted option costs	2.4% – 3.6% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2018 and 2017 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	61	—	—	—	(1)	—	—	60
Residential MBS	147	(2)	(2)	—	(6)	13	(5)	145
Commercial MBS	56	2	—	(1)	—	—	—	57
Asset-backed securities	1,004	—	(3)	13	(23)	—	—	991
Corporate and other	1,408	—	(3)	312	(59)	—	(12)	1,646
Total AFS fixed maturities	2,684	—	(8)	324	(89)	13	(17)	2,907
Equity securities	230	(5)	—	81	—	—	(17)	289
Assets of MIE	23	(1)	—	—	—	—	—	22
Total Level 3 assets	$2,937	$(6)	$(8)	$405	$(89)	$13	$(34)	$3,218

Embedded derivatives	$(2,776)	$(223)	$—	$(151)	$45	$—	$—	$(3,105)
Total Level 3 liabilities (*)	$(2,776)	$(223)	$—	$(151)	$45	$—	$—	$(3,105)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	143	—	—	—	(1)	10	—	152
Residential MBS	153	2	1	—	(6)	15	(21)	144
Commercial MBS	45	1	—	—	(10)	—	—	36
Asset-backed securities	498	(2)	1	13	(26)	163	(111)	536
Corporate and other	953	(9)	—	172	(59)	—	(7)	1,050
Total AFS fixed maturities	1,800	(8)	2	185	(102)	188	(139)	1,926
Equity securities	168	(3)	(4)	2	—	—	—	163
Assets of MIE	23	(4)	—	2	—	—	—	21
Total Level 3 assets	$1,991	$(15)	$(2)	$189	$(102)	$188	$(139)	$2,110

Embedded derivatives	$(2,129)	$(127)	$—	$(65)	$28	$—	$—	$(2,293)
Total Level 3 liabilities (*)	$(2,129)	$(127)	$—	$(65)	$28	$—	$—	$(2,293)

(*)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	148	—	(2)	—	(2)	—	(84)	60
Residential MBS	122	(9)	(2)	—	(17)	70	(19)	145
Commercial MBS	36	1	—	20	—	—	—	57
Asset-backed securities	744	(2)	(6)	353	(80)	—	(18)	991
Corporate and other	1,044	2	(21)	784	(138)	—	(25)	1,646
Total AFS fixed maturities	2,102	(8)	(31)	1,157	(237)	70	(146)	2,907
Equity securities	165	9	—	106	(4)	30	(17)	289
Assets of MIE	23	(6)	—	5	—	—	—	22
Total Level 3 assets	$2,290	$(5)	$(31)	$1,268	$(241)	$100	$(163)	$3,218

Embedded derivatives (a)	$(2,542)	$(286)	$—	$(395)	$118	$—	$—	$(3,105)
Total Level 3 liabilities (b)	$(2,542)	$(286)	$—	$(395)	$118	$—	$—	$(3,105)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	4	—	(2)	10	—	152
Residential MBS	190	—	3	1	(37)	35	(48)	144
Commercial MBS	25	2	—	15	(10)	4	—	36
Asset-backed securities	484	(2)	3	117	(62)	199	(203)	536
Corporate and other	712	(4)	8	460	(124)	29	(31)	1,050
Total AFS fixed maturities	1,559	(4)	18	593	(235)	277	(282)	1,926
Equity securities	174	(19)	9	22	(3)	—	(20)	163
Assets of MIE	29	(10)	—	6	—	—	(4)	21
Total Level 3 assets	$1,762	$(33)	$27	$621	$(238)	$277	$(306)	$2,110

Embedded derivatives	$(1,759)	$(386)	$—	$(224)	$76	$—	$—	$(2,293)
Total Level 3 liabilities (b)	$(1,759)	$(386)	$—	$(224)	$76	$—	$—	$(2,293)

(a)
Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $44 million in the first nine months of 2018.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
September 30, 2018
Financial assets:
Cash and cash equivalents	$2,009	$2,009	$2,009	$—	$—
Mortgage loans	1,152	1,130	—	—	1,130
Policy loans	176	176	—	—	176
Total financial assets not accounted for at fair value	$3,337	$3,315	$2,009	$—	$1,306
Financial liabilities:
Annuity benefits accumulated (*)	$35,729	$33,923	$—	$—	$33,923
Long-term debt	1,302	1,260	—	1,257	3
Total financial liabilities not accounted for at fair value	$37,031	$35,183	$—	$1,257	$33,926

December 31, 2017
Financial assets:
Cash and cash equivalents	$2,338	$2,338	$2,338	$—	$—
Mortgage loans	1,125	1,119	—	—	1,119
Policy loans	184	184	—	—	184
Total financial assets not accounted for at fair value	$3,647	$3,641	$2,338	$—	$1,303
Financial liabilities:
Annuity benefits accumulated (*)	$33,110	$32,461	$—	$—	$32,461
Long-term debt	1,301	1,354	—	1,351	3
Total financial liabilities not accounted for at fair value	$34,411	$33,815	$—	$1,351	$32,464

(*)	Excludes $229 million and $206 million of life contingent annuities in the payout phase at September 30, 2018 and December 31, 2017, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

D.    Investments

Available for sale fixed maturities at September 30, 2018 and December 31, 2017, consisted of the following (in millions):

	September 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$238	$—	$(4)	$(4)	$234	$244	$1	$(3)	$(2)	$242
States, municipalities and political subdivisions	6,756	117	(98)	19	6,775	6,887	254	(18)	236	7,123
Foreign government	137	2	—	2	139	124	3	—	3	127
Residential MBS	2,408	310	(9)	301	2,709	2,884	349	(6)	343	3,227
Commercial MBS	913	14	(4)	10	923	927	36	(1)	35	962
Asset-backed securities	9,249	122	(64)	58	9,307	7,836	142	(16)	126	7,962
Corporate and other	20,352	169	(364)	(195)	20,157	18,136	638	(38)	600	18,736
Total fixed maturities	$40,053	$734	$(543)	$191	$40,244	$37,038	$1,423	$(82)	$1,341	$38,379

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2018 and December 31, 2017 were $144 million and $158 million, respectively. Gross unrealized gains on such securities at September 30, 2018 and December 31, 2017 were $130 million and $137 million, respectively. Gross unrealized losses on such securities at both September 30, 2018 and December 31, 2017 were $4 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

As discussed in Note A — “Accounting Policies — Investments,” beginning on January 1, 2018, AFG implemented new accounting guidance, which required all equity securities previously classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net earnings. Equity securities reported at fair value consisted of the following at September 30, 2018 (in millions):

			Fair Value in
	Actual Cost	Fair Value	excess of Cost
Common stocks	$1,040	$1,151	$111
Perpetual preferred stocks	683	676	(7)
Total equity securities carried at fair value	$1,723	$1,827	$104

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2018
Fixed maturities:
U.S. Government and government agencies	$(1)	$113	99%	$(3)	$100	97%
States, municipalities and political subdivisions	(63)	2,729	98%	(35)	721	95%
Foreign government	—	105	100%	—	—	—%
Residential MBS	(3)	200	99%	(6)	132	96%
Commercial MBS	(3)	178	98%	(1)	51	98%
Asset-backed securities	(47)	4,775	99%	(17)	353	95%
Corporate and other	(283)	10,984	97%	(81)	1,346	94%
Total fixed maturities	$(400)	$19,084	98%	$(143)	$2,703	95%

December 31, 2017
Fixed maturities:
U.S. Government and government agencies	$—	$55	100%	$(3)	$123	98%
States, municipalities and political subdivisions	(8)	825	99%	(10)	431	98%
Foreign government	—	4	100%	—	—	—%
Residential MBS	(1)	118	99%	(5)	118	96%
Commercial MBS	(1)	67	99%	—	—	—%
Asset-backed securities	(7)	1,195	99%	(9)	299	97%
Corporate and other	(20)	2,031	99%	(18)	603	97%
Total fixed maturities	$(37)	$4,295	99%	$(45)	$1,574	97%

Equity securities:
Common stocks	$(22)	$117	84%	$—	$—	—%
Perpetual preferred stocks	—	41	100%	(1)	13	93%
Total equity securities	$(22)	$158	88%	$(1)	$13	93%

At September 30, 2018, the gross unrealized losses on fixed maturities of $543 million relate to 2,392 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 95% of the gross unrealized loss and 96% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first nine months of 2018, AFG recorded $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first nine months of 2018, AFG recorded $2 million in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2018. As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities previously classified as “available for sale” are required to be carried at fair value through net earnings instead of accumulated other comprehensive income and therefore are no longer evaluated for other-than-temporary impairment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2018	2017
Balance at June 30	$144	$145
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	3
Reductions due to sales or redemptions	(1)	(1)
Balance at September 30	$143	$147

Balance at January 1	$145	$153
Additional credit impairments on:
Previously impaired securities	—	1
Securities without prior impairments	1	3
Reductions due to sales or redemptions	(3)	(10)
Balance at September 30	$143	$147

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2018 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,212	$1,223	3%
After one year through five years	8,150	8,184	20%
After five years through ten years	13,372	13,211	33%
After ten years	4,749	4,687	12%
	27,483	27,305	68%
ABS (average life of approximately 4-1/2 years)	9,249	9,307	23%
MBS (average life of approximately 4-1/2 years)	3,321	3,632	9%
Total	$40,053	$40,244	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2018 or December 31, 2017.

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

	Pretax	Deferred Tax	Net
September 30, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$143	$(30)	$113
Fixed maturities — all other	48	(10)	38
Total fixed maturities	191	(40)	151
Deferred policy acquisition costs — annuity segment	(56)	12	(44)
Annuity benefits accumulated	(18)	3	(15)
Unearned revenue	1	—	1
Total net unrealized gain on marketable securities	$118	$(25)	$93

December 31, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$1,082	$(227)	$855
Fixed maturities — all other	259	(55)	204
Total fixed maturities	1,341	(282)	1,059
Equity securities (b)	279	(58)	221
Total investments	1,620	(340)	1,280
Deferred policy acquisition costs — annuity segment	(433)	91	(342)
Annuity benefits accumulated	(137)	29	(108)
Unearned revenue	13	(3)	10
Total net unrealized gain on marketable securities	$1,063	$(223)	$840

(a)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

(b)
As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment income:
Fixed maturities	$440	$405	$1,283	$1,191
Equity securities:
Dividends	19	17	59	53
Change in fair value (*)	2	—	16	4
Equity in earnings of partnerships and similar investments	41	20	128	51
Other	31	33	82	80
Gross investment income	533	475	1,568	1,379
Investment expenses	(6)	(4)	(16)	(13)
Net investment income	$527	$471	$1,552	$1,366

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
Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended September 30, 2018				Three months ended September 30, 2017
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$—	$(2)	$(2)	$(213)	$9	$(15)	$(6)	$133
Equity securities	33	—	33	—	19	(29)	(10)	24
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Other (*)	3	—	3	89	(2)	6	4	(53)
Total pretax	36	(2)	34	(124)	26	(38)	(12)	104
Tax effects	(8)	1	(7)	26	(9)	13	4	(37)
Net of tax	$28	$(1)	$27	$(98)	$17	$(25)	$(8)	$67

	Nine months ended September 30, 2018				Nine months ended September 30, 2017
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$3	$(3)	$—	$(1,150)	$25	$(16)	$9	$597
Equity securities	(39)	—	(39)	—	29	(49)	(20)	116
Mortgage loans and other investments	—	—	—	—	3	—	3	—
Other (*)	11	—	11	484	(5)	12	7	(248)
Total pretax	(25)	(3)	(28)	(666)	52	(53)	(1)	465
Tax effects	5	1	6	140	(18)	18	—	(163)
Net of tax	$(20)	$(2)	$(22)	$(526)	$34	$(35)	$(1)	$302

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the third quarter and first nine months of 2018 on securities that were still owned at September 30, 2018 as follows (in millions):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Included in realized gains (losses)	$25	$(51)
Included in net investment income	2	16
	$27	$(35)

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2018	2017
Fixed maturities:
Gross gains	$19	$32
Gross losses	(8)	(4)

In the first nine months of 2017, AFG recorded gross gains of $36 million and gross losses of $6 million on available for sale equity securities.

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2018		December 31, 2017
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$110	$—	$105	$—
Public company warrants	Equity securities	3	—	4	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,105	—	2,542
Equity index call options	Equity index call options	759	—	701	—
Equity index put options	Other liabilities	—	—	—	—
Reinsurance contracts (embedded derivative)	Other liabilities	—	2	—	4
		$872	$3,107	$810	$2,546

The MBS with embedded derivatives consist of interest-only and principal-only MBS. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

Warrants to purchase shares of publicly traded companies, which represent a small component of AFG’s overall investment portfolio, are considered to be derivatives that are required to be carried at fair value through earnings.

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($545 million at September 30, 2018 and $389 million at December 31, 2017) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the third quarter and first nine months of 2018 and 2017 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2018	2017	2018	2017
MBS with embedded derivatives	Realized gains (losses) on securities	$(3)	$—	$(8)	$(3)
Public company warrants	Realized gains (losses) on securities	1	(1)	—	(1)
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	(223)	(127)	(286)	(386)
Equity index call options	Annuity benefits	219	116	271	338
Equity index put options	Annuity benefits	—	—	—	—
Reinsurance contract (embedded derivative)	Net investment income	—	—	2	(2)
		$(6)	$(12)	$(21)	$(54)

(*)
The change in fair value of the embedded derivative for the nine months ended September 30, 2018 includes a $44 million charge in the second quarter of 2018 related to the unlocking of actuarial assumptions.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of September 30, 2018, AFG has entered into fourteen interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $2.17 billion at September 30, 2018 compared to $1.58 billion at December 31, 2017, reflecting four new swaps with an aggregate notional amount at issuance of $697 million entered into in the first nine months of 2018, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was zero at September 30, 2018 and less than $1 million at December 31, 2017. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $81 million at September 30, 2018 and $31 million at December 31, 2017. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were losses of $1 million and $2 million during the third quarter and first nine months of 2018 as compared to income of $1 million and $4 million in the third quarter and first nine months of 2017, respectively. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $126 million at September 30, 2018 and $70 million at December 31, 2017 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

F.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at June 30, 2018	$298	$1,243	$94	$45	$1,382	$(98)	$1,284	$1,582
Additions	181	65	1	—	66	—	66	247
Amortization:
Periodic amortization	(171)	(58)	(5)	(2)	(65)	—	(65)	(236)
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	73	73	73
Balance at September 30, 2018	$308	$1,253	$90	$43	$1,386	$(25)	$1,361	$1,669

Balance at June 30, 2017	$258	$1,167	$103	$42	$1,312	$(414)	$898	$1,156
Additions	149	44	1	—	45	—	45	194
Amortization:
Periodic amortization	(142)	(44)	(4)	(2)	(50)	—	(50)	(192)
Included in realized gains	—	4	—	—	4	—	4	4
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(44)	(44)	(44)
Balance at September 30, 2017	$266	$1,171	$100	$40	$1,311	$(458)	$853	$1,119

Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216
Additions	524	192	2	—	194	—	194	718
Amortization:
Periodic amortization	(485)	(193)	(15)	(6)	(214)	—	(214)	(699)
Annuity unlocking	—	28	1	—	29	—	29	29
Included in realized gains	—	9	—	—	9	—	9	9
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	397	397	397
Balance at September 30, 2018	$308	$1,253	$90	$43	$1,386	$(25)	$1,361	$1,669

Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239
Additions	439	177	3	—	180	—	180	619
Amortization:
Periodic amortization	(413)	(122)	(14)	(6)	(142)	—	(142)	(555)
Included in realized gains	—	6	1	—	7	—	7	7
Foreign currency translation	2	—	—	—	—	—	—	2
Change in unrealized	—	—	—	—	—	(193)	(193)	(193)
Balance at September 30, 2017	$266	$1,171	$100	$40	$1,311	$(458)	$853	$1,119

(*)	Unrealized adjustments to DPAC includes net unrealized gains/losses on securities and net unrealized gains/losses on cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $147 million and $141 million of accumulated amortization at September 30, 2018 and December 31, 2017, respectively.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $191 million (including $133 million invested in the most subordinate tranches) at September 30, 2018, and $215 million at December 31, 2017.

In March 2018 and March 2017, AFG formed new CLOs, which issued $463 million and $408 million face amount of liabilities, respectively (including $31 million and $24 million face amount purchased by subsidiaries of AFG). During the first nine months of 2017, AFG subsidiaries also purchased $58 million face amount of senior debt and subordinate tranches of existing CLOs for $58 million. During the first nine months of 2018 and 2017, AFG subsidiaries received $45 million and $86 million, respectively, in sale and redemption proceeds from its CLO investments. During the first nine months of 2018 and 2017, one and two AFG CLOs, respectively, were substantially liquidated, as permitted by the CLO indentures.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment in CLO tranches at end of period	$191	$261	$191	$261
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	20	(8)	5	(12)
Liabilities	(25)	9	(15)	24
Management fees paid to AFG	4	5	12	14
CLO earnings (losses) attributable to AFG shareholders (b)	4	5	11	16

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $45 million and $55 million at September 30, 2018 and December 31, 2017, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $160 million and $118 million at those dates. The CLO assets include loans with an aggregate fair value of $1 million at both September 30, 2018 and December 31, 2017, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million at both those dates).

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $199 million during the first nine months of 2018. Included in other assets in AFG’s Balance Sheet is $31 million at September 30, 2018 and $26 million at December 31, 2017 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $37 million and $30 million, respectively. Amortization of intangibles was $3 million and $2 million in the third quarter of 2018 and 2017, respectively, and $7 million and $6 million in the first nine months of 2018 and 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2018			December 31, 2017
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(4)	421	425	(5)	420
Other	3	—	3	3	—	3
	1,018	(6)	1,012	1,018	(7)	1,011

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,318	$(16)	$1,302	$1,318	$(17)	$1,301

AFG has no scheduled principal payments on its long-term debt for the balance of 2018 or in the subsequent five years.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2018 or December 31, 2017.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Quarter ended September 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(122)	$26	$(96)	$—	$(96)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(2)	—	(2)	—	(2)
Total net unrealized gains (losses) on securities (b)	$191	(124)	26	(98)	—	(98)	$—	$93
Net unrealized losses on cash flow hedges	(27)	(6)	1	(5)	—	(5)	—	(32)
Foreign currency translation adjustments	(9)	—	—	—	—	—	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$147	$(130)	$27	$(103)	$—	$(103)	$—	$44

Quarter ended September 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$92	$(33)	$59	$—	$59
Reclassification adjustment for realized (gains) losses included in net earnings (a)		12	(4)	8	—	8
Total net unrealized gains on securities	$639	104	(37)	67	—	67	$—	$706
Net unrealized losses on cash flow hedges	(6)	(1)	1	—	—	—	—	(6)
Foreign currency translation adjustments	(11)	5	2	7	—	7	—	(4)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$615	$108	$(34)	$74	$—	$74	$—	$689

Nine months ended September 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(662)	$139	$(523)	$—	$(523)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(4)	1	(3)	—	(3)
Total net unrealized gains (losses) on securities (b)	$840	(666)	140	(526)	—	(526)	$(221)	$93
Net unrealized losses on cash flow hedges	(13)	(24)	5	(19)	—	(19)	—	(32)
Foreign currency translation adjustments	(6)	(2)	(1)	(3)	—	(3)	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(692)	$144	$(548)	$—	$(548)	$(221)	$44

Nine months ended September 30, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$461	$(162)	$299	$—	$299
Reclassification adjustment for realized (gains) losses included in net earnings (a)		4	(1)	3	—	3
Total net unrealized gains on securities	$404	465	(163)	302	—	302	$—	$706
Net unrealized gains (losses) on cash flow hedges	(7)	1	—	1	—	1	—	(6)
Foreign currency translation adjustments	(15)	8	3	11	—	11	—	(4)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$375	$474	$(160)	$314	$—	$314	$—	$689

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

(b)
Includes net unrealized gains of $64 million at September 30, 2018 compared to $67 million at June 30, 2018 and $68 million at December 31, 2017 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

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

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2018, AFG issued 200,625 shares of restricted Common Stock (fair value of $112.86 per share) under the Stock Incentive Plan. In addition, AFG issued 45,804 shares of Common Stock (fair value of $115.49 per share) in the first quarter of 2018 under the Equity Bonus Plan. AFG did not grant any stock options in the first nine months of 2018.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million and $7 million in the third quarters of 2018 and 2017 and $17 million and $24 million in the first nine months of 2018 and 2017, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate (21% in 2018 and 35% in 2017) to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$244		$29		$678		$457

Income taxes at statutory rate	$51	21%	$10	35%	$142	21%	$160	35%
Effect of:
Adjustment to prior year taxes	(9)	(4%)	(2)	(7%)	(9)	(1%)	(2)	(1%)
Tax exempt interest	(3)	(1%)	(5)	(17%)	(10)	(1%)	(17)	(4%)
Dividends received deduction	(1)	—%	(2)	(7%)	(3)	—%	(6)	(1%)
Employee Stock Ownership Plan dividends paid deduction	(1)	—%	—	—%	(2)	—%	(2)	—%
Stock-based compensation	—	—%	(1)	(3%)	(7)	(1%)	(14)	(3%)
Foreign operations	—	—%	1	3%	3	—%	7	2%
Nondeductible expenses	1	—%	2	7%	5	1%	5	1%
Change in valuation allowance	1	—%	16	55%	3	—%	16	4%
Other	2	1%	(1)	(4%)	4	—%	(1)	(1%)
Provision for income taxes as shown in the statement of earnings	$41	17%	$18	62%	$126	19%	$146	32%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The favorable impact of stock-based compensation on AFG’s effective tax rate in the first nine months of 2018 and 2017 reflects the high volume of employee stock option exercises during that period and the increase in the market price of AFG Common Stock.

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

The TCJA is subject to further clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service. For example, the TCJA changes the way that companies calculate their insurance claims and reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that have not been published. The resulting transitional deferred tax liability (taxes payable over eight years under the TCJA) and offsetting increase in AFG’s insurance claims and reserves deferred tax assets, were recorded at December 31, 2017 using reasonable estimates based on available information and should be considered provisional in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”). Because the established transition liability was completely offset by an increase in related deferred tax assets, any adjustment to the provisional amount will not impact AFG’s effective tax rate. In accordance with SAB 118, the insurance claims and reserves transitional deferred tax liability (and offsetting adjustment to the related deferred tax assets) and any other changes in deferred taxes resulting from clarification and interpretation of the TCJA provided during 2018 will be recorded in the period in which the guidance is published (none through September 30, 2018).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2018 and 2017 (in millions):

	Nine months ended September 30,
	2018	2017
Balance at beginning of year	$9,678	$8,563
Less reinsurance recoverables, net of allowance	2,957	2,302
Net liability at beginning of year	6,721	6,261
Provision for losses and LAE occurring in the current period	2,337	2,237
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	18	89
Other	(149)	(87)
Total losses and LAE incurred	2,206	2,239
Payments for losses and LAE of:
Current year	(569)	(530)
Prior years	(1,313)	(1,272)
Total payments	(1,882)	(1,802)
Reserves of business disposed (*)	(319)	—
Foreign currency translation and other	(4)	32
Net liability at end of period	6,722	6,730
Add back reinsurance recoverables, net of allowance	2,948	2,833
Gross unpaid losses and LAE included in the balance sheet at end of period	$9,670	$9,563

(*)	Reflects the reinsurance to close transaction at Neon discussed below.

The net decrease in the provision for claims of prior years during the first nine months of 2018 reflects (i) lower than expected losses in the crop business and lower than expected severity in claims at National Interstate (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation and executive liability businesses (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $18 million special charge to increase asbestos and environmental reserves and (ii) higher than expected claim severity in the Singapore branch and aviation operations (within the Property and transportation sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	34	Results of Operations — Third Quarter	48
Overview	35	Segmented Statement of Earnings	48
Critical Accounting Policies	35	Property and Casualty Insurance	49
Liquidity and Capital Resources	36	Annuity	60
Ratios	36	Holding Company, Other and Unallocated	67
Condensed Consolidated Cash Flows	36	Results of Operations — First Nine Months	70
Parent and Subsidiary Liquidity	37	Segmented Statement of Earnings	70
Investments	38	Property and Casualty Insurance	71
Uncertainties	42	Annuity	80
Managed Investment Entities	42	Holding Company, Other and Unallocated	88
Results of Operations	46	Recent and Pending Accounting Standards	90
General	46

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

•	performance of securities markets, including the cost of equity index options;

•	new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;

•	the availability of capital;

•
changes in insurance law or regulation, including changes in statutory accounting rules and changes in regulation of the Lloyd’s market, including modifications to the establishment of capital requirements for and approval of business plans for syndicate participation;

•	changes in the legal environment affecting AFG or its customers;

•	tax law and accounting changes, including the impact of recent changes in U.S. corporate tax law;

•
levels of natural catastrophes and severe weather, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war or losses resulting from civil unrest and other major losses;

•
disruption caused by cyber-attacks or other technology breaches or failures by AFG or its business partners and service providers, which could negatively impact AFG’s business and/or expose AFG to litigation;

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

Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2018 were $204 million ($2.26 per share, diluted) and $559 million ($6.17 per share, diluted), respectively, compared to $11 million ($0.13 per share, diluted) and $309 million ($3.44 per share, diluted) reported in the same periods of 2017, reflecting:

•	higher earnings in the annuity segment,

•	higher underwriting profit in the property and casualty insurance segment due primarily to lower catastrophe losses and lower special charges to increase asbestos and environmental reserves,

•	higher net investment income in the property and casualty insurance segment,

•	lower interest charges on borrowed money,

•	a lower corporate income tax rate,

•
realized gains on securities in the third quarter of 2018 compared to realized losses in the third quarter of 2017 and higher realized losses on securities in the first nine months of 2018 compared to the first nine months of 2017. Both periods in 2018 reflect the change in the fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018,

•	lower income from the sale of real estate in the first nine months of 2018 compared to the first nine months of 2017, and

•	a loss on the retirement of debt in the third quarter and first nine months of 2017.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2017 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2018	December 31,
		2017	2016
Principal amount of long-term debt	$1,318	$1,318	$1,308
Total capital	6,389	6,033	5,921
Ratio of debt to total capital:
Including subordinated debt	20.6%	21.8%	22.1%
Excluding subordinated debt	15.9%	16.9%	17.0%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.86 for the nine months ended September 30, 2018 and 1.72 for the year ended December 31, 2017. Excluding annuity benefits, this ratio was 10.87 and 7.67, respectively. Although the ratio excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, it is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$1,277	$993
Net cash used in investing activities	(3,375)	(2,230)
Net cash provided by financing activities	1,769	1,479
Net change in cash and cash equivalents	$(329)	$242

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $104 million during the first nine months of 2018 and $14 million in the first nine months of 2017, accounting for a $90 million increase in cash flows from operating activities in the 2018 period compared to the 2017 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.17 billion in the first nine months of 2018 compared to $979 million in the first nine months of 2017, an increase of $194 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $3.38 billion for the first nine months of 2018 compared to $2.23 billion in the first nine months of 2017, an increase of $1.15 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $1.86 billion in the first nine months of 2018 and $1.75 billion in the first nine months of 2017, which is the primary source of AFG’s cash used in investing activities. During the first nine months of 2018, AFG also invested a portion of its overall cash held at December 31, 2017. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $189 million use of cash in the first nine months of 2018 compared to a $13 million source of cash in the 2017 period, accounting for a $202 million increase in net cash used in investing activities in the first nine months of 2018 compared to the same 2017 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.77 billion for the first nine months of 2018 compared to $1.48 billion in the first nine months of 2017, an increase of $290 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.86 billion in the first nine months of 2018 compared to $1.75 billion in the first nine months of 2017, accounting for a $109 million increase in net cash provided by financing activities in the 2018 period compared to the 2017 period. In June 2017, AFG issued $350 million of 4.50% Senior Notes due 2047, the net proceeds of which contributed $345 million to net cash provided by financing activities in the first nine months of 2017. Redemptions of long-term debt were a $355 million use of cash in the first nine months of 2017. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $109 million in the first nine months of 2018 compared to retirements of managed investment liabilities exceeding issuances by $72 million in the first nine months of 2017, accounting for a $181 million increase in net cash provided by financing activities in the 2018 period compared to the 2017 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2017 or the first nine months of 2018.

In November 2018, AFG declared a special cash dividend of $1.50 per share of AFG Common Stock. The dividend is payable on November 26, 2018 to shareholders of record on November 16, 2018. The aggregate amount of this special dividend will be approximately $134 million. In May 2018, AFG paid a special cash dividend of $1.50 per share of AFG Common Stock totaling $134 million. In 2017, AFG paid special cash dividends of $3.50 per share of AFG Common Stock ($1.50 per share in May and $2.00 per share in November) totaling approximately $308 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At September 30, 2018, GALIC had $871 million in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.03% to 0.21% over LIBOR (average rate of 2.33% at September 30, 2018). While these advances must be repaid between 2018 and 2021 ($40 million in 2018, $345 million in 2019 and $486 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At September 30, 2018, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At September 30, 2018, AFG could reduce the average crediting rate on approximately $27 billion of traditional fixed annuities and fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 116 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	September 30,	December 31,
GMIR	2018	2017	2016
1 — 1.99%	78%	76%	72%
2 — 2.99%	4%	5%	6%
3 — 3.99%	9%	10%	12%
4.00% and above	9%	9%	10%

Annuity benefits accumulated (in millions)	$35,958	$33,316	$29,907

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

Investments   AFG’s investment portfolio at September 30, 2018, includes $40.24 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $103 million in fixed maturities classified as trading with changes in unrealized holding gains or losses included in net investment income. In addition, AFG’s investment portfolio includes $1.65 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $176 million in equity securities carried at fair value with unrealized holding gains and losses included in net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For mortgage-backed securities (“MBS”), which comprise approximately 9% of AFG’s fixed maturities, prices for each security are generally obtained from both pricing services and broker quotes. For the remainder of AFG’s fixed maturity portfolio, approximately 72% are priced using pricing services and the balance is priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2018 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$40,347
Percentage impact on fair value of 100 bps increase in interest rates	(4.5%)
Pretax impact on fair value of fixed maturity portfolio	$(1,816)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	750
Estimated pretax impact on accumulated other comprehensive income	(1,066)
Deferred income tax	224
Estimated after-tax impact on accumulated other comprehensive income	$(842)

Approximately 90% of the fixed maturities held by AFG at September 30, 2018, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2018, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 5 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$177	$173	98%	$(4)	100%
Non-agency prime	1,009	1,154	114%	145	27%
Alt-A	837	953	114%	116	15%
Subprime	387	431	111%	44	28%
Commercial	913	923	101%	10	94%
	$3,323	$3,634	109%	$311	44%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2018, 97% (based on statutory carrying value of $3.28 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 17% of AFG’s fixed maturity portfolio at September 30, 2018. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2018, approximately 77% of the municipal bond portfolio was held in revenue bonds, with the remaining 23% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2018, is shown in the following table (dollars in millions). Approximately $563 million of available for sale fixed maturity securities had no unrealized gains or losses at September 30, 2018.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$17,894	$21,787
Amortized cost of securities	$17,160	$22,330
Gross unrealized gain (loss)	$734	$(543)
Fair value as % of amortized cost	104%	98%
Number of security positions	2,876	2,392
Number individually exceeding $2 million gain or loss	50	10
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$324	$(13)
Asset-backed securities	122	(64)
States and municipalities	117	(98)
Banks, savings and credit institutions	32	(100)
Manufacturing	29	(57)
Insurance companies	15	(47)
Percentage rated investment grade	84%	96%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2018, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	5%	1%
After one year through five years	25%	17%
After five years through ten years	24%	41%
After ten years	9%	14%
	63%	73%
Asset-backed securities (average life of approximately 4-1/2 years)	21%	24%
Mortgage-backed securities (average life of approximately 4-1/2 years)	16%	3%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2018
Securities with unrealized gains:
Exceeding $500,000 (376 securities)	$4,334	$460	112%
$500,000 or less (2,500 securities)	13,560	274	102%
	$17,894	$734	104%
Securities with unrealized losses:
Exceeding $500,000 (307 securities)	$6,001	$(275)	96%
$500,000 or less (2,085 securities)	15,786	(268)	98%
	$21,787	$(543)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2018
Investment grade fixed maturities with losses for:
Less than one year (1,865 securities)	$18,458	$(388)	98%
One year or longer (392 securities)	2,427	(125)	95%
	$20,885	$(513)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (81 securities)	$626	$(12)	98%
One year or longer (54 securities)	276	(18)	94%
	$902	$(30)	97%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2018. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2018 and 2017 and Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2017 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2018
Assets:
Cash and investments	$48,031	$—	$(190)	(a)	$47,841
Assets of managed investment entities	—	4,998	—		4,998
Other assets	11,352	—	(1)	(a)	11,351
Total assets	$59,383	$4,998	$(191)		$64,190
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,410	$—	$—		$12,410
Annuity, life, accident and health benefits and reserves	36,601	—	—		36,601
Liabilities of managed investment entities	—	4,998	(191)	(a)	4,807
Long-term debt and other liabilities	5,208	—	—		5,208
Total liabilities	54,219	4,998	(191)		59,026

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,320	—	—		1,320
Retained earnings	3,800	—	—		3,800
Accumulated other comprehensive income, net of tax	44	—	—		44
Total shareholders’ equity	5,164	—	—		5,164
Noncontrolling interests	—	—	—		—
Total equity	5,164	—	—		5,164
Total liabilities and equity	$59,383	$4,998	$(191)		$64,190

December 31, 2017
Assets:
Cash and investments	$46,262	$—	$(214)	(a)	$46,048
Assets of managed investment entities	—	4,902	—		4,902
Other assets	9,709	—	(1)	(a)	9,708
Total assets	$55,971	$4,902	$(215)		$60,658
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,088	$—	$—		$12,088
Annuity, life, accident and health benefits and reserves	33,974	—	—		33,974
Liabilities of managed investment entities	—	4,902	(215)	(a)	4,687
Long-term debt and other liabilities	4,575	—	—		4,575
Total liabilities	50,637	4,902	(215)		55,324

Redeemable noncontrolling interests	3	—	—		3

Shareholders’ equity:
Common Stock and Capital surplus	1,269	—	—		1,269
Retained earnings	3,248	—	—		3,248
Accumulated other comprehensive income, net of tax	813	—	—		813
Total shareholders’ equity	5,330	—	—		5,330
Noncontrolling interests	1	—	—		1
Total equity	5,331	—	—		5,331
Total liabilities and equity	$55,971	$4,902	$(215)		$60,658

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2018
Revenues:
Insurance net earned premiums	$1,333	$—	$—		$1,333
Net investment income	531	—	(4)	(b)	527
Realized gains on securities	34	—	—		34
Income (loss) of managed investment entities:
Investment income	—	65	—		65
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(b)	(5)
Other income	58	—	(4)	(c)	54
Total revenues	1,956	60	(8)		2,008
Costs and Expenses:
Insurance benefits and expenses	1,599	—	—		1,599
Expenses of managed investment entities	—	60	(8)	(b)(c)	52
Interest charges on borrowed money and other expenses	113	—	—		113
Total costs and expenses	1,712	60	(8)		1,764
Earnings before income taxes	244	—	—		244
Provision for income taxes	41	—	—		41
Net earnings, including noncontrolling interests	203	—	—		203
Less: Net earnings (loss) attributable to noncontrolling interests	(1)	—	—		(1)
Net earnings attributable to shareholders	$204	$—	$—		$204

Three months ended September 30, 2017
Revenues:
Insurance net earned premiums	$1,273	$—	$—		$1,273
Net investment income	476	—	(5)	(b)	471
Realized losses on securities	(12)	—	—		(12)
Income (loss) of managed investment entities:
Investment income	—	54	—		54
Gain (loss) on change in fair value of assets/liabilities	—	1	—	(b)	1
Other income	53	—	(5)	(c)	48
Total revenues	1,790	55	(10)		1,835
Costs and Expenses:
Insurance benefits and expenses	1,628	—	—		1,628
Expenses of managed investment entities	—	55	(10)	(b)(c)	45
Interest charges on borrowed money and other expenses	133	—	—		133
Total costs and expenses	1,761	55	(10)		1,806
Earnings before income taxes	29	—	—		29
Provision for income taxes	18	—	—		18
Net earnings, including noncontrolling interests	11	—	—		11
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$11	$—	$—		$11

(a)
Includes income of $4 million and $5 million in the third quarter of 2018 and 2017, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million and $5 million in the third quarter of 2018 and 2017, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $4 million and $5 million in the third quarter of 2018 and 2017, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2018
Revenues:
Insurance net earned premiums	$3,613	$—	$—		$3,613
Net investment income	1,563	—	(11)	(b)	1,552
Realized losses on securities	(28)	—	—		(28)
Income (loss) of managed investment entities:
Investment income	—	187	—		187
Gain (loss) on change in fair value of assets/liabilities	—	(6)	(4)	(b)	(10)
Other income	158	—	(12)	(c)	146
Total revenues	5,306	181	(27)		5,460
Costs and Expenses:
Insurance benefits and expenses	4,310	—	—		4,310
Expenses of managed investment entities	—	181	(27)	(b)(c)	154
Interest charges on borrowed money and other expenses	318	—	—		318
Total costs and expenses	4,628	181	(27)		4,782
Earnings before income taxes	678	—	—		678
Provision for income taxes	126	—	—		126
Net earnings, including noncontrolling interests	552	—	—		552
Less: Net earnings (loss) attributable to noncontrolling interests	(7)	—	—		(7)
Net earnings attributable to shareholders	$559	$—	$—		$559

Nine months ended September 30, 2017
Revenues:
Insurance net earned premiums	$3,371	$—	$—		$3,371
Net investment income	1,382	—	(16)	(b)	1,366
Realized losses on securities	(1)	—	—		(1)
Income (loss) of managed investment entities:
Investment income	—	155	—		155
Gain (loss) on change in fair value of assets/liabilities	—	22	(10)	(b)	12
Other income	168	—	(14)	(c)	154
Total revenues	4,920	177	(40)		5,057
Costs and Expenses:
Insurance benefits and expenses	4,113	—	—		4,113
Expenses of managed investment entities	—	177	(40)	(b)(c)	137
Interest charges on borrowed money and other expenses	350	—	—		350
Total costs and expenses	4,463	177	(40)		4,600
Earnings before income taxes	457	—	—		457
Provision for income taxes	146	—	—		146
Net earnings, including noncontrolling interests	311	—	—		311
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$309	$—	$—		$309

(a)
Includes income of $11 million and $16 million in the first nine months of 2018 and 2017, respectively, representing the change in fair value of AFG’s CLO investments plus $12 million and $14 million in the first nine months of 2018 and 2017, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $15 million and $26 million in the first nine months of 2018 and 2017, respectively, in distributions recorded as interest expense by the CLOs.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$237	$158	$733	$582
Pretax non-core items:
Realized gains (losses) on securities	34	(12)	(28)	(1)
Special A&E charges	(27)	(113)	(27)	(113)
Loss on retirement of debt	—	(4)	—	(11)
Earnings before income taxes	244	29	678	457
Provision (credit) for income taxes:
Core operating earnings	40	63	138	189
Non-core items	1	(45)	(12)	(43)
Total provision for income taxes	41	18	126	146
Net earnings, including noncontrolling interests	203	11	552	311
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings (losses)	(1)	—	(7)	2
Non-core items	—	—	—	—
Total net earnings (losses) attributable to noncontrolling interests	(1)	—	(7)	2
Net earnings attributable to shareholders	$204	$11	$559	$309

Net earnings:
Core net operating earnings	$198	$95	$602	$391
Non-core items	6	(84)	(43)	(82)
Net earnings attributable to shareholders	$204	$11	$559	$309

Diluted per share amounts:
Core net operating earnings	$2.19	$1.06	$6.65	$4.35
Realized gains (losses) on securities	0.31	(0.08)	(0.24)	(0.01)
Special A&E charges	(0.24)	(0.82)	(0.24)	(0.82)
Loss on retirement of debt	—	(0.03)	—	(0.08)
Net earnings attributable to shareholders	$2.26	$0.13	$6.17	$3.44

Net earnings attributable to shareholders increased $193 million in the third quarter of 2018 compared to the same period in 2017 due to higher core net operating earnings, lower special A&E charges recorded in the third quarter of 2018 compared to the third quarter of 2017, net realized gains on securities in the 2018 period compared to the net realized losses on securities in the 2017 period and a loss on retirement of debt in the third quarter of 2017. Core net operating earnings increased $103 million in the third quarter of 2018 compared to the same period in 2017, reflecting higher earnings in the annuity segment, higher underwriting profit in the property and casualty segment due primarily to lower catastrophe losses, higher net investment income in the property and casualty insurance segment, lower interest charges on borrowed money and a lower corporate

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

income tax rate. Realized gains on securities in the third quarter of 2018 includes the increase in fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018.

Net earnings attributable to shareholders increased $250 million in the first nine months of 2018 compared to the same period in 2017 due primarily to higher core net operating earnings, lower special A&E charges in the 2018 period compared to the 2017 period and a loss on retirement of debt in the 2017 period, partially offset by higher net realized losses on securities in the 2018 period compared to the 2017 period. Core net operating earnings increased $211 million in the first nine months of 2018 compared to the same period in 2017, reflecting higher earnings in the annuity segment, higher underwriting profit in the property and casualty insurance segment due primarily to lower catastrophe losses and higher favorable prior year reserve development, higher net investment income in the property and casualty insurance segment, lower interest charges on borrowed money, a lower corporate income tax rate and a loss on retirement of debt in the 2017 period. Realized losses on securities in the first nine months of 2018 includes the decline in fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — QUARTERS ENDED SEPTEMBER 30, 2018 AND 2017

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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2018 and 2017 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,327	$—	$—	$—	$1,327	$—	$1,327
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	108	413	(4)	10	527	—	527
Realized gains on securities	—	—	—	—	—	34	34
Income (loss) of MIEs:
Investment income	—	—	65	—	65	—	65
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	—	(5)	—	(5)
Other income	4	27	(4)	27	54	—	54
Total revenues	1,439	440	52	43	1,974	34	2,008

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	854	—	—	—	854	18	872
Commissions and other underwriting expenses	417	—	—	7	424	—	424
Annuity benefits	—	222	—	—	222	—	222
Life, accident and health benefits	—	—	—	10	10	—	10
Annuity and supplemental insurance acquisition expenses	—	69	—	2	71	—	71
Interest charges on borrowed money	—	—	—	15	15	—	15
Expenses of MIEs	—	—	52	—	52	—	52
Other expenses	11	32	—	46	89	9	98
Total costs and expenses	1,282	323	52	80	1,737	27	1,764
Earnings before income taxes	157	117	—	(37)	237	7	244
Provision for income taxes	26	19	—	(5)	40	1	41
Net earnings, including noncontrolling interests	131	98	—	(32)	197	6	203
Less: Net loss attributable to noncontrolling interests	(1)	—	—	—	(1)	—	(1)
Core Net Operating Earnings	132	98	—	(32)	198
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	27	27	(27)	—
Special A&E charges, net of tax	(14)	—	—	(7)	(21)	21	—
Net Earnings Attributable to Shareholders	$118	$98	$—	$(12)	$204	$—	$204

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,267	$—	$—	$—	$1,267	$—	$1,267
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	94	375	(5)	7	471	—	471
Realized losses on securities	—	—	—	—	—	(12)	(12)
Income (loss) of MIEs:
Investment income	—	—	54	—	54	—	54
Gain (loss) on change in fair value of assets/liabilities	—	—	1	—	1	—	1
Other income	1	26	(5)	26	48	—	48
Total revenues	1,362	401	45	39	1,847	(12)	1,835

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	906	—	—	—	906	89	995
Commissions and other underwriting expenses	353	—	—	4	357	—	357
Annuity benefits	—	215	—	—	215	—	215
Life, accident and health benefits	—	—	—	6	6	—	6
Annuity and supplemental insurance acquisition expenses	—	54	—	1	55	—	55
Interest charges on borrowed money	—	—	—	21	21	—	21
Expenses of MIEs	—	—	45	—	45	—	45
Other expenses	8	30	—	46	84	28	112
Total costs and expenses	1,267	299	45	78	1,689	117	1,806
Earnings before income taxes	95	102	—	(39)	158	(129)	29
Provision for income taxes	43	34	—	(14)	63	(45)	18
Net earnings, including noncontrolling interests	52	68	—	(25)	95	(84)	11
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings	52	68	—	(25)	95
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(8)	(8)	8	—
Special A&E charges, net of tax	(58)	—	—	(16)	(74)	74	—
Loss on retirement of debt, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$(6)	$68	$—	$(51)	$11	$—	$11

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $139 million in GAAP pretax earnings in the third quarter of 2018 compared to $6 million in the third quarter of 2017, an increase of $133 million (2,217%). Property and casualty core pretax earnings were $157 million in the third quarter of 2018 compared to $95 million in the third quarter of 2017, an increase of $62 million (65%). The increase in GAAP and core pretax earnings reflects higher underwriting profit due primarily to lower catastrophe losses in the third quarter of 2018 compared to the third quarter of 2017 and higher net investment income

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

reflecting higher earnings from limited partnerships and similar investments. The high returns from limited partnerships and similar investments should not necessarily be expected to repeat in future periods. The increase in GAAP pretax earnings also reflects lower special A&E charges in the third quarter of 2018 compared to the third quarter of 2017.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three months ended September 30,
	2018	2017	% Change
Gross written premiums	$2,104	$2,104	—%
Reinsurance premiums ceded	(648)	(671)	(3%)
Net written premiums	1,456	1,433	2%
Change in unearned premiums	(129)	(166)	(22%)
Net earned premiums	1,327	1,267	5%
Loss and loss adjustment expenses (*)	854	906	(6%)
Commissions and other underwriting expenses	417	353	18%
Core underwriting gain	56	8	600%

Net investment income	108	94	15%
Other income and expenses, net	(7)	(7)	—%
Core earnings before income taxes	157	95	65%
Pretax non-core special A&E charges	(18)	(89)	(80%)
GAAP earnings before income taxes	$139	$6	2,217%

(*) Excludes pretax non-core special A&E charges of $18 million and $89 million in the third quarter of 2018 and 2017, respectively.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	64.3%	71.4%	(7.1%)
Underwriting expense ratio	31.4%	27.9%	3.5%
Combined ratio	95.7%	99.3%	(3.6%)

Aggregate — including exited lines
Loss and LAE ratio	65.8%	78.5%	(12.7%)
Underwriting expense ratio	31.4%	27.9%	3.5%
Combined ratio	97.2%	106.4%	(9.2%)
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.10 billion for both the third quarter of 2018 and the third quarter of 2017. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2018		2017
	GWP	%	GWP	%	% Change
Property and transportation	$953	45%	$1,073	51%	(11%)
Specialty casualty	956	46%	850	40%	12%
Specialty financial	195	9%	181	9%	8%
	$2,104	100%	$2,104	100%	—%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 31% of gross written premiums for the third quarter of 2018 compared to 32% of gross written premiums for the third quarter of 2017, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2018		2017		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(393)	41%	$(449)	42%	(1%)
Specialty casualty	(261)	27%	(226)	27%	—%
Specialty financial	(42)	22%	(31)	17%	5%
Other specialty	48		35
	$(648)	31%	$(671)	32%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.46 billion for the third quarter of 2018 compared to $1.43 billion for the third quarter of 2017, an increase of $23 million (2%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2018		2017
	NWP	%	NWP	%	% Change
Property and transportation	$560	38%	$624	44%	(10%)
Specialty casualty	695	48%	624	44%	11%
Specialty financial	153	11%	150	10%	2%
Other specialty	48	3%	35	2%	37%
	$1,456	100%	$1,433	100%	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.33 billion for the third quarter of 2018 compared to $1.27 billion for the third quarter of 2017, an increase of $60 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2018		2017
	NEP	%	NEP	%	% Change
Property and transportation	$526	40%	$527	42%	—%
Specialty casualty	616	46%	568	45%	8%
Specialty financial	149	11%	142	11%	5%
Other specialty	36	3%	30	2%	20%
	$1,327	100%	$1,267	100%	5%

Gross written premiums were flat for the third quarter of 2018 compared to the third quarter of 2017 reflecting growth in the Specialty casualty and Specialty financial sub-segments, offset by lower gross written premiums in the Property and transportation sub-segment. Overall average renewal rates increased approximately 2% in the third quarter of 2018. Excluding the workers’ compensation business, renewal pricing increased approximately 3%.

Property and transportation Gross written premiums decreased $120 million (11%) in the third quarter of 2018 compared to the third quarter of 2017. This decrease was largely the result of a change in the timing of two large policy renewals in one of the transportation businesses from the third quarter to the fourth quarter, as well as lower year-over-year premiums in the crop insurance business. Gross written premiums in the other businesses in this group grew by 6% in the third quarter of 2018 compared to the third quarter of 2017. Average renewal rates increased approximately 3% for this group in the third quarter of 2018. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the third quarter of 2018 compared to the third quarter of 2017.

Specialty casualty Gross written premiums increased $106 million (12%) in the third quarter of 2018 compared to the third quarter of 2017 due primarily to growth at Neon. Higher gross written premiums in the workers’ compensation and excess and surplus lines businesses also contributed to the year-over-year growth. Average renewal rates increased approximately 1% for this group in the third quarter of 2018. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 2%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the third quarter of 2018 compared to the third quarter of 2017 reflecting higher cessions to AFG’s internal reinsurance program, which is included in Other specialty and higher cessions in the workers’ compensation businesses, offset by lower reinstatement premiums resulting from reinsured hurricane losses in the 2018 period compared to the 2017 period.

Specialty financial Gross written premiums increased $14 million (8%) in the third quarter of 2018 compared to the third quarter of 2017 due primarily to higher premiums in the financial institutions business. Average renewal rates for this group increased approximately 6% in the third quarter of 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points for the third quarter of 2018 compared to the third quarter of 2017, reflecting higher cessions in the financial institutions and equipment leasing businesses and the impact of reinstatement premiums in the third quarter of 2018 resulting from a reinsured loss in the fidelity business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $13 million (37%) in the third quarter of 2018 compared to the third quarter of 2017, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty segment:

	Three months ended September 30,			Three months ended September 30,
	2018	2017	Change	2018	2017
Property and transportation
Loss and LAE ratio	77.1%	77.3%	(0.2%)
Underwriting expense ratio	22.9%	21.6%	1.3%
Combined ratio	100.0%	98.9%	1.1%
Underwriting profit (loss)				$—	$6

Specialty casualty
Loss and LAE ratio	59.2%	70.7%	(11.5%)
Underwriting expense ratio	32.9%	28.8%	4.1%
Combined ratio	92.1%	99.5%	(7.4%)
Underwriting profit				$49	$2

Specialty financial
Loss and LAE ratio	40.1%	56.0%	(15.9%)
Underwriting expense ratio	54.3%	46.2%	8.1%
Combined ratio	94.4%	102.2%	(7.8%)
Underwriting profit (loss)				$9	$(3)

Total Specialty
Loss and LAE ratio	64.3%	71.4%	(7.1%)
Underwriting expense ratio	31.4%	27.9%	3.5%
Combined ratio	95.7%	99.3%	(3.6%)
Underwriting profit				$55	$9

Aggregate — including exited lines
Loss and LAE ratio	65.8%	78.5%	(12.7%)
Underwriting expense ratio	31.4%	27.9%	3.5%
Combined ratio	97.2%	106.4%	(9.2%)
Underwriting profit (loss)				$38	$(81)

The Specialty property and casualty insurance operations generated an underwriting profit of $55 million in the third quarter of 2018 compared to $9 million in the third quarter of 2017, an increase of $46 million (511%). The higher underwriting profit in the third quarter of 2018 reflects higher underwriting profits in the Specialty casualty and Specialty financial sub-segments due primarily to significantly lower catastrophe losses. Overall catastrophe losses were $35 million (2.6 points on the combined ratio) for the third quarter of 2018 compared to $107 million (8.4 points) for the third quarter of 2017. In connection with catastrophe losses incurred in the third quarter of 2018, AFG paid $3 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $38 million for the quarter. In connection with catastrophe losses incurred in the third quarter of 2017, AFG reduced profit-based commissions payable to agents by $8 million in the Specialty financial sub-segment and paid $6 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $105 million for the quarter.

Property and transportation This group reported an underwriting loss of less than $1 million for the third quarter of 2018 compared to an underwriting profit of $6 million in the third quarter of 2017, a decrease of $6 million (100%). Improved underwriting results in the ocean marine operations and higher underwriting profit at National Interstate were offset by lower profitability in several other businesses in this group. Catastrophe losses were $12 million (2.3 points on the combined ratio) and reinstatement premiums paid were $1 million for the third quarter of 2018 compared to catastrophe losses of $23 million (4.4 points) and related reinstatement premiums of $2 million for the third quarter of 2017.

Specialty casualty Underwriting profit for this group was $49 million for the third quarter of 2018 compared to $2 million for the third quarter of 2017, an increase of $47 million (2,350%), reflecting lower catastrophe losses at Neon and higher profitability in the executive liability business. Catastrophe losses were $11 million (1.7 points on the combined ratio) and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

reinstatement premiums paid were $1 million for the third quarter of 2018 compared to catastrophe losses of $54 million (9.5 points) and related reinstatement premiums of $2 million for the third quarter of 2017.

Specialty financial This group reported an underwriting profit of $9 million for the third quarter of 2018 compared to an underwriting loss of $3 million in the third quarter of 2017, an improvement of $12 million (400%). Lower year-over-year catastrophe losses in the lender-placed mortgage property book within the financial institutions business and higher underwriting profit in the surety business contributed to these improved results. Catastrophe losses were $12 million (8.0 points on the combined ratio) for the third quarter of 2018 compared to $29 million (20.4 points) for the third quarter of 2017. In connection with catastrophe losses incurred in the third quarter of 2018, the Specialty financial sub-segment paid $1 million in reinstatement premiums compared to a reduction of profit-based commissions payable to agents of $8 million and reinstatement premiums of $2 million in the third quarter of 2017.

Other specialty This group reported an underwriting loss of $3 million in the third quarter of 2018 compared to an underwriting profit of $4 million in the third quarter of 2017. This decrease is due primarily to losses in the third quarter of 2018 in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments compared to earnings in the third quarter of 2017.

Aggregate As discussed below in more detail under “Net prior year reserve development,” AFG recorded special charges to increase property and casualty A&E reserves by $18 million in the third quarter of 2018 and $89 million in the third quarter of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 65.8% for the third quarter of 2018 compared to 78.5% for the third quarter of 2017, a decrease of 12.7 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2018	2017	2018	2017	Ratio
Property and transportation
Current year, excluding catastrophe losses	$398	$392	75.6%	74.4%	1.2%
Prior accident years development	(4)	(8)	(0.8%)	(1.5%)	0.7%
Current year catastrophe losses	12	23	2.3%	4.4%	(2.1%)
Property and transportation losses and LAE and ratio	$406	$407	77.1%	77.3%	(0.2%)

Specialty casualty
Current year, excluding catastrophe losses	$390	$371	63.5%	65.2%	(1.7%)
Prior accident years development	(37)	(23)	(6.0%)	(4.0%)	(2.0%)
Current year catastrophe losses	11	54	1.7%	9.5%	(7.8%)
Specialty casualty losses and LAE and ratio	$364	$402	59.2%	70.7%	(11.5%)

Specialty financial
Current year, excluding catastrophe losses	$56	$55	37.2%	38.7%	(1.5%)
Prior accident years development	(8)	(5)	(5.1%)	(3.1%)	(2.0%)
Current year catastrophe losses	12	29	8.0%	20.4%	(12.4%)
Specialty financial losses and LAE and ratio	$60	$79	40.1%	56.0%	(15.9%)

Total Specialty
Current year, excluding catastrophe losses	$869	$836	65.4%	65.9%	(0.5%)
Prior accident years development	(49)	(38)	(3.7%)	(2.9%)	(0.8%)
Current year catastrophe losses	35	107	2.6%	8.4%	(5.8%)
Total Specialty losses and LAE and ratio	$855	$905	64.3%	71.4%	(7.1%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$868	$836	65.4%	65.9%	(0.5%)
Prior accident years development	(31)	52	(2.2%)	4.2%	(6.4%)
Current year catastrophe losses	35	107	2.6%	8.4%	(5.8%)
Aggregate losses and LAE and ratio	$872	$995	65.8%	78.5%	(12.7%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 65.4% for the third quarter of 2018 compared to 65.9% for the third quarter of 2017, a decrease of 0.5 percentage points.

Property and transportation   The 1.2 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the equine and aviation businesses and the Singapore branch in the third quarter of 2018 compared to the third quarter of 2017.

Specialty casualty   The 1.7 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio in the executive liability business and at Neon, partially offset by an increase in the loss and LAE ratio in the targeted markets business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 1.5 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $49 million in the third quarter of 2018 compared to $38 million in the third quarter of 2017, an increase of $11 million (29%).

Property and transportation Net favorable reserve development of $4 million in the third quarter of 2018 reflects lower than expected claims severity at National Interstate, lower than expected losses in the crop business and lower than expected claim frequency and severity in the property and inland marine business, partially offset by higher than expected losses in the Singapore branch and aviation operations. Net favorable reserve development of $8 million in the third quarter of 2017 reflects lower than anticipated claim severity in the transportation businesses and lower than expected losses in the crop and equine businesses.

Specialty casualty Net favorable reserve development of $37 million in the third quarter of 2018 reflects lower than anticipated claim severity in the workers’ compensation businesses, and to a lesser extent, lower than expected claim severity in the targeted markets and executive liability businesses. This was partially offset by higher than expected claim frequency and severity in the excess and surplus lines. Net favorable reserve development of $23 million in the third quarter of 2017 reflects lower than anticipated claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than anticipated claim severity in the general liability business.

Specialty financial Net favorable reserve development of $8 million in the third quarter of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the fidelity business. Net favorable reserve development of $5 million in the third quarter of 2017 reflects lower than anticipated claim severity in the fidelity and trade credit businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $2 million in the third quarter of 2018 and 2017, reflecting amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001. In addition, the third quarter of 2018 includes $2 million of adverse reserve development associated with AFG’s internal reinsurance program.

Special asbestos and environmental reserve charges During the third quarter of 2018, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, every two years in recent periods, with an in-depth internal review during the intervening years. AFG is currently evaluating the frequency of future external studies.
As a result of the 2018 internal review, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $6 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

The increase in property and casualty environmental reserves was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in this review.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

At September 30, 2018, the property and casualty insurance segment’s insurance reserves include A&E reserves of $398 million, net of reinsurance recoverables. At September 30, 2018, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by S&P Global Market Intelligence (as of December 31, 2017) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (% Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2018)	19.0	11.4	15.0
Industry (12/31/2017)	6.7	6.7	6.7

In addition, the 2018 internal review encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $9 million pretax special charge recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2018 and 2017.

A comprehensive external study of AFG’s A&E reserves was completed in the third quarter of 2017 with the aid of specialty actuarial, engineering and consulting firms and outside council. As a result of the study, AFG recorded an $89 million (net of reinsurance) pretax special charge to increase its property and casualty insurance segment’s A&E reserves and a $24 million special charge to increase the reserves of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2017 Form 10-K.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above and net adverse reserve development of $1 million in the third quarter of 2017 related to business outside of the Specialty insurance group that AFG no longer writes.

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

AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $100 million and a separate $15 million per occurrence retention for Neon for losses up to $200 million ($225 million for U.S. catastrophe events). AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $104 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $35 million in the third quarter of 2018 resulted primarily from Hurricane Florence. Catastrophe losses of $107 million in the third quarter of 2017 resulted primarily from Hurricanes Harvey, Irma and Maria and two earthquakes in Mexico.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $417 million in the third quarter of 2018 compared to $353 million for the third quarter of 2017, an increase of $64 million (18%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 31.4% for the third quarter of 2018 compared to 27.9% for the third quarter of 2017, an increase of 3.5 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2018		2017		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$120	22.9%	$114	21.6%	1.3%
Specialty casualty	203	32.9%	164	28.8%	4.1%
Specialty financial	80	54.3%	66	46.2%	8.1%
Other specialty	14	37.5%	9	32.5%	5.0%
	$417	31.4%	$353	27.9%	3.5%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.3 percentage points in the third quarter of 2018 compared to the third quarter of 2017, reflecting lower premiums in the crop business, which has a lower expense ratio than AFG’s overall Property and transportation group and an increase in the expense ratio in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 4.1 percentage points in the third quarter of 2018 compared to the third quarter of 2017, reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group, higher dividends paid to policyholders in the workers’ compensation businesses and higher commissions in the targeted markets businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 8.1 percentage points in the third quarter of 2018 compared to the third quarter of 2017, reflecting higher ceding commissions and higher profitability-based commissions paid to agents in the financial institutions business compared to the third quarter of 2017, which included an $8 million commission expense reduction due to hurricane losses in the period.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $108 million in the third quarter of 2018 compared to $94 million in the third quarter of 2017, an increase of $14 million (15%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2018	2017	Change	% Change
Net investment income	$108	$94	$14	15%

Average invested assets (at amortized cost)	$10,388	$9,851	$537	5%

Yield (net investment income as a % of average invested assets)	4.16%	3.82%	0.34%

Tax equivalent yield (*)	4.34%	4.26%	0.08%
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the third quarter of 2018 compared to the third quarter of 2017 reflects growth in the property and casualty insurance segment and very strong earnings from limited partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.16% for the third quarter of 2018 compared to 3.82% for the third quarter of 2017, an increase of 0.34 percentage points, due primarily to the higher earnings from limited partnerships and similar investments. The high returns from limited partnerships and similar investments should not necessarily be expected to repeat in future periods.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $7 million for both the third quarter of 2018 and the third quarter of 2017. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2018	2017
Other income
Income from the sale of real estate	$—	$—
Other	4	1
Total other income	4	1
Other expenses
Amortization of intangibles	3	2
Other	8	6
Total other expenses	11	8
Other income and expenses, net	$(7)	$(7)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $117 million in pretax earnings in the third quarter of 2018 compared to $102 million in the third quarter of 2017, an increase of $15 million (15%). AFG’s annuity segment results for the third quarter of 2018 as compared to the third quarter of 2017 reflect a 10% increase in average annuity investments (at amortized cost) and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower investment yields due to the run-off of higher yielding investments. The high returns on limited partnerships and similar investments should not necessarily be expected to repeat in future periods. While both periods reflect the positive impact of strong stock market performance and the negative impact of lower than anticipated interest rates on the fair value of derivatives related to fixed-indexed annuities (“FIAs”), strong stock market performance in the third quarter of 2018 had a significantly higher favorable impact than the stock market increase in the 2017 period and the decrease in interest rates in the third quarter of 2017 had a significantly larger unfavorable impact in the 2017 period compared to the lower than anticipated interest rates on the 2018 period. The favorable impact of interest rates between periods was partially offset by the negative impact of higher interest on the embedded derivative (from growth in the FIA business and higher interest rates) in the 2018 period compared to the 2017 period.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three months ended September 30,
	2018	2017	% Change
Revenues:
Net investment income	$413	$375	10%
Other income:
Guaranteed withdrawal benefit fees	16	15	7%
Policy charges and other miscellaneous income	11	11	—%
Total revenues	440	401	10%

Costs and Expenses:
Annuity benefits (*)	222	215	3%
Acquisition expenses	69	54	28%
Other expenses	32	30	7%
Total costs and expenses	323	299	8%
Earnings before income taxes	$117	$102	15%
Detail of annuity earnings before income taxes (dollars in millions):

	Three months ended September 30,
	2018	2017	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$119	$106	12%
Impact of derivatives related to FIAs	(2)	(4)	(50%)
Earnings before income taxes	$117	$102	15%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Three months ended September 30,
	2018	2017	% Change
Interest credited — fixed	$179	$160	12%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	5	5	—%
Amortization of sales inducements	5	4	25%
Change in guaranteed withdrawal benefit reserve	18	18	—%
Change in other benefit reserves	10	16	(38%)
Total other annuity benefits	38	43	(12%)
Total before impact of derivatives related to FIAs	218	204	7%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	223	127	76%
Equity option mark-to-market	(219)	(116)	89%
Impact of derivatives related to FIAs	4	11	(64%)
Total annuity benefits	$222	$215	3%

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

	Three months ended September 30,
	2018	2017	% Change
Average fixed annuity investments (at amortized cost)	$34,955	$31,713	10%
Average fixed annuity benefits accumulated	35,226	32,029	10%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.70%	4.70%
Interest credited — fixed	(2.03%)	(2.01%)
Net interest spread	2.67%	2.69%

Policy charges and other miscellaneous income	0.09%	0.10%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.24%)	(0.33%)
Acquisition expenses	(0.76%)	(0.65%)
Other expenses	(0.36%)	(0.36%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.05%)	(0.14%)
Net spread earned on fixed annuities	1.35%	1.31%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended September 30,
	2018	2017
Net spread earned on fixed annuities — before the impact of derivatives related to FIAs	1.37%	1.36%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.05%)	(0.14%)
Related impact on amortization of deferred policy acquisition costs (*)	0.03%	0.09%
Related impact on amortization of deferred sales inducements (*)	—%	—%
Net spread earned on fixed annuities	1.35%	1.31%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the third quarter of 2018 was $413 million compared to $375 million for the third quarter of 2017, an increase of $38 million (10%). This increase reflects the growth in AFG’s annuity business and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), was 4.70% in both the third quarter of 2018 and the third quarter of 2017. The net investment yield between periods reflects higher earnings from limited partnerships and similar investments, offset by the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. The high returns from limited partnerships and similar investments should not necessarily be expected to repeat in future periods. For the period from July 1, 2017, through September 30, 2018, $4.4 billion in annuity segment investments with an average yield of 5.01% were redeemed or sold while the investments purchased during that period (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.26%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the third quarter of 2018 was $179 million compared to $160 million for the third quarter of 2017, an increase of $19 million (12%). This increase reflects the impact of growth in the annuity business. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, increased 0.02 percentage points to 2.03% in the third quarter of 2018 from 2.01% in the third quarter of 2017 due to higher crediting rates on new business.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.02 percentage points to 2.67% from 2.69% in the third quarter of 2018 compared to the same period in 2017 due primarily to higher crediting rates on new business and lower investment yields, partially offset by higher earnings from limited partnerships and similar investments. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $11 million for both the third quarter of 2018 and the third quarter of 2017. Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated, decreased 0.01 percentage points to 0.09% from 0.10% in the third quarter of 2018 compared to the third quarter of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the third quarter of 2018 were $22 million compared to $28 million for the third quarter of 2017, a decrease of $6 million (21%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.09 percentage points to 0.24% from 0.33% in the third quarter of 2018 compared to the third quarter of 2017. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2018	2017
Change in expected death and annuitization reserve	$5	$5
Amortization of sales inducements	5	4
Change in guaranteed withdrawal benefit reserve	18	18
Change in other benefit reserves	10	16
Other annuity benefits	38	43
Offset guaranteed withdrawal benefit fees	(16)	(15)
Other annuity benefits, net	$22	$28

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

Annuity Acquisition Expenses
Annuity acquisition expenses for the third quarter of 2018 were $69 million compared to $54 million for the third quarter of 2017, an increase of $15 million (28%), reflecting growth in the business and the acceleration/deceleration of amortization of deferred policy acquisition costs (“DPAC”) as a result of changes in the fair value of derivatives related to FIAs. AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.76% for the third quarter of 2018 compared to 0.65% for the third quarter of 2017 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the favorable impact of strong stock market performance during the third quarter of 2018 on the fair value of derivatives related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated (excluding the impact of unlocking):

	Three months ended September 30,
	2018	2017
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.79%	0.74%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	(0.03%)	(0.09%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.76%	0.65%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $32 million for the third quarter of 2018 compared to $30 million for the third quarter of 2017, an increase of $2 million (7%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses were 0.36% for both the third quarter of 2018 and the third quarter of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities
AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The change in the fair value of the embedded derivative includes an ongoing expense for interest accreted on the embedded derivative. The interest accreted in any period is generally based on the size of the embedded derivative and current interest rates. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the embedded derivative component of AFG’s annuity benefits accumulated, see Note C — “Fair Value Measurements” to the financial statements.

The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $4 million in the third quarter of 2018 compared to $11 million in the third quarter of 2017. The change in the fair value of these derivatives includes $18 million in the third quarter of 2018 and $8 million in the third quarter of 2017 in interest accreted on the embedded derivative (before DPAC amortization), an increase of $10 million (125%). AFG expects both the size of the embedded derivative and interest rates to rise, resulting in continued increases in interest on the embedded derivative. During the third quarter of 2018, the impact of higher interest on the embedded derivative was offset by the positive impact of strong stock market performance on the fair value of the derivatives. During the third quarter of 2017, the negative impact of lower than anticipated interest rates on the fair value of these derivatives was partially offset by the positive impact of strong stock market performance. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.09 percentage points to 0.05% in the third quarter of 2018 from 0.14% in the third quarter of 2017.

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

	Three months ended September 30,
	2018	2017	% Change
Earnings before income taxes — before change in fair value of derivatives related to FIAs	$119	$106	12%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives related to FIAs	(4)	(11)	(64%)
Related impact on amortization of DPAC (*)	2	7	(71%)
Earnings before income taxes	$117	$102	15%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, decreased the annuity segment’s earnings before income taxes by $2 million in the third quarter of 2018 and decreased the annuity segment’s earnings before income taxes by $4 million in the third quarter of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended September 30,
	2018	2017	% Change
Interest on the embedded derivative liability	$(10)	$(4)	150%
Changes in interest rates higher (lower) than expected	(2)	(10)	(80%)
Change in the stock market, including volatility	12	6	100%
Renewal option costs lower (higher) than expected	—	1	(100%)
Other, including the impact of actual versus expected lapses	(2)	3	(167%)
Impact of derivatives related to FIAs	$(2)	$(4)	(50%)

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.04 percentage points to 1.35% from 1.31% in the third quarter of 2018 compared to the same period in 2017 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above, partially offset by the 0.02 percentage points decrease in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,
	2018	2017
Beginning fixed annuity reserves	$34,678	$31,704
Fixed annuity premiums (receipts)	1,372	869
Surrenders, benefits and other withdrawals	(707)	(540)
Interest and other annuity benefit expenses:
Interest credited	179	160
Embedded derivative mark-to-market	223	127
Change in other benefit reserves	29	34
Ending fixed annuity reserves	$35,774	$32,354

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$35,774	$32,354
Impact of unrealized investment related gains	8	138
Fixed component of variable annuities	176	179
Annuity benefits accumulated per balance sheet	$35,958	$32,671

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.38 billion in the third quarter of 2018 compared to $876 million in the third quarter of 2017, an increase of $502 million (57%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended September 30,
	2018	2017	% Change
Financial institutions single premium annuities — indexed	$460	$360	28%
Financial institutions single premium annuities — fixed	114	82	39%
Retail single premium annuities — indexed	354	219	62%
Retail single premium annuities — fixed	17	18	(6%)
Broker dealer single premium annuities — indexed	322	148	118%
Broker dealer single premium annuities — fixed	3	1	200%
Pension risk transfer	56	—	—%
Education market — fixed and indexed annuities	46	41	12%
Total fixed annuity premiums	1,372	869	58%
Variable annuities	6	7	(14%)
Total annuity premiums	$1,378	$876	57%

Management attributes the 57% increase in annuity premiums in the third quarter of 2018 compared to the third quarter of 2017 to the introduction of new products, efforts to expand in the retail and broker dealer markets and an improving interest rate environment during the first nine months of 2018.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,
	2018	2017
Earnings on fixed annuity benefits accumulated	$119	$105
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	(4)
Variable annuity earnings	1	1
Earnings before income taxes	$117	$102

(*)
Net investment income (as a % of investments) of 4.70% for both the three months ended September 30, 2018 and 2017, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $46 million in the third quarter of 2018 compared to $67 million in the third quarter of 2017, a decrease of $21 million (31%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $37 million in the third quarter of 2018 compared to $39 million in the third quarter of 2017, a decrease of $2 million (5%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the three months ended September 30, 2018 and 2017 (dollars in millions):

	Three months ended September 30,
	2018	2017	% Change
Revenues:
Life, accident and health net earned premiums	$6	$6	—%
Net investment income	10	7	43%
Other income — P&C fees	18	17	6%
Other income	9	9	—%
Total revenues	43	39	10%

Costs and Expenses, excluding interest charges on borrowed money
Property and casualty insurance — commissions and other underwriting expenses	7	4	75%
Life, accident and health benefits	10	6	67%
Life, accident and health acquisition expenses	2	1	100%
Other expense — expenses associated with P&C fees	11	13	(15%)
Other expenses (*)	35	33	6%
Costs and expenses, excluding interest charges on borrowed money	65	57	14%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(22)	(18)	22%
Interest charges on borrowed money	15	21	(29%)
Core loss before income taxes, excluding realized gains and losses	(37)	(39)	(5%)
Pretax non-core special A&E charges	(9)	(24)	(63%)
Pretax non-core loss on retirement of debt	—	(4)	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(46)	$(67)	(31%)

(*)
Excludes pretax non-core special A&E charges of $9 million and $24 million in the third quarter of 2018 and 2017, respectively, and a pretax non-core loss on retirement of debt of $4 million in the third quarter of 2017.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $6 million and related benefits and acquisition expenses of $12 million in the third quarter of 2018 compared to net earned premiums of $6 million and related benefits and acquisition expenses of $7 million in the third quarter of 2017. The $4 million (67%) increase in life, accident and health benefits reflects higher claims in both the run-off long-term care and run-off life insurance businesses.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $10 million in the third quarter of 2018 compared to $7 million in the third quarter of 2017, an increase of $3 million (43%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $3 million in the third quarter of 2018 compared to an increase in value of less than $1 million in the third quarter of 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2018, AFG collected $18 million in fees for these services compared to $17 million in the third quarter of 2017. Management views this fee income, net of the $11 million in the third quarter of 2018 and $13 million in the third quarter of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

2017, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in the third quarter of 2018 and $5 million in the third quarter of 2017, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $5 million in the third quarter of 2018 compared to $4 million in the third quarter of 2017.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $35 million in the third quarter of 2018 compared to $33 million in the third quarter of 2017, an increase of $2 million (6%).

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $15 million in the third quarter of 2018 compared to $21 million in the third quarter of 2017, a decrease of $6 million (29%) due primarily to a lower weighted average interest rate on AFG’s outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of July 1, 2018 compared to July 1, 2017 (dollars in millions):

	July 1, 2018	July 1, 2017
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$350
3.50% Senior Notes due August 2026	425	300
9-7/8% Senior Notes due June 2019	—	350
5-3/4% Senior Notes due August 2042	—	125
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,318	$1,428

Weighted Average Interest Rate	4.6%	6.1%

The decrease in the weighted average interest rate for the third quarter of 2018 as compared to the third quarter of 2017 reflects the following financing transactions completed by AFG between July 1, 2017 and December 31, 2017:

•	Redeemed $125 million of 5-3/4% Senior Notes on August 25, 2017

•	Issued an additional $125 million of 3.50% Senior Notes on November 9, 2017

•	Issued an additional $240 million of 4.50% Senior Notes on November 9, 2017

•	Redeemed $350 million of 9-7/8% Senior Notes on December 11, 2017

Holding Company and Other — Special A&E Charges
As a result of the 2018 in-depth internal review and the 2017 comprehensive external study of A&E exposures discussed under “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development,” AFG’s holding companies and other operations outside of its insurance operations recorded pretax special charges of $9 million in the third quarter of 2018 and $24 million in the third quarter of 2017 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in both periods were due primarily to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. In addition, AFG has seen a small increase in claims arising from exposure to deleterious substances other than asbestos, which caused it to increase its estimated future liability in the 2017 quarter.

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $4 million related to the redemption of its $125 million outstanding 5-3/4% Senior Notes due 2042 at par value in August 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were a net gain of $34 million in the third quarter of 2018 compared to losses of $12 million in the third quarter of 2017, an improvement of $46 million (383%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2018	2017
Realized gains (losses) before impairments:
Disposals	$2	$29
Change in the fair value of equity securities (*)	33	—
Change in the fair value of derivatives	(2)	(1)
Adjustments to annuity deferred policy acquisition costs and related items	3	(2)
	36	26
Impairment charges:
Securities	(2)	(44)
Adjustments to annuity deferred policy acquisition costs and related items	—	6
	(2)	(38)
Realized gains (losses) on securities	$34	$(12)

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. This amount includes a $25 million net gain on securities that were still held at September 30, 2018.

The $33 million net realized gain from the change in the fair value of equity securities in the third quarter of 2018 includes gains of $11 million on investments in technology companies, $10 million from investments in communications companies and $8 million on health care-related investments. AFG’s $44 million in impairment charges for the third quarter of 2017 consisted of $29 million on equity securities and $15 million on fixed maturities. Approximately $14 million in impairment charges in the third quarter of 2017 related to investments in pharmaceutical companies, $10 million related to an investment in a media company and the remainder related primarily to investments in various industrial entities.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $41 million for the third quarter of 2018 compared to $18 million for the third quarter of 2017, an increase of $23 million (128%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $1 million for the third quarter of 2018 related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2018 and 2017 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$3,595	$—	$—	$—	$3,595	$—	$3,595
Life, accident and health net earned premiums	—	—	—	18	18	—	18
Net investment income	323	1,219	(11)	21	1,552	—	1,552
Realized losses on securities	—	—	—	—	—	(28)	(28)
Income (loss) of MIEs:
Investment income	—	—	187	—	187	—	187
Gain (loss) on change in fair value of assets/liabilities	—	—	(10)	—	(10)	—	(10)
Other income	8	80	(12)	70	146	—	146
Total revenues	3,926	1,299	154	109	5,488	(28)	5,460

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,188	—	—	—	2,188	18	2,206
Commissions and other underwriting expenses	1,188	—	—	17	1,205	—	1,205
Annuity benefits	—	664	—	—	664	—	664
Life, accident and health benefits	—	—	—	32	32	—	32
Annuity and supplemental insurance acquisition expenses	—	199	—	4	203	—	203
Interest charges on borrowed money	—	—	—	46	46	—	46
Expenses of MIEs	—	—	154	—	154	—	154
Other expenses	31	95	—	137	263	9	272
Total costs and expenses	3,407	958	154	236	4,755	27	4,782
Earnings before income taxes	519	341	—	(127)	733	(55)	678
Provision for income taxes	100	65	—	(27)	138	(12)	126
Net earnings, including noncontrolling interests	419	276	—	(100)	595	(43)	552
Less: Net loss attributable to noncontrolling interests	(7)	—	—	—	(7)	—	(7)
Core Net Operating Earnings	426	276	—	(100)	602
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(22)	(22)	22	—
Special A&E charges, net of tax	(14)	—	—	(7)	(21)	21	—
Net Earnings Attributable to Shareholders	$412	$276	$—	$(129)	$559	$—	$559

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2017
Revenues:
Property and casualty insurance net earned premiums	$3,354	$—	$—	$—	$3,354	$—	$3,354
Life, accident and health net earned premiums	—	—	—	17	17	—	17
Net investment income	276	1,082	(16)	24	1,366	—	1,366
Realized losses on securities	—	—	—	—	—	(1)	(1)
Income of MIEs:
Investment income	—	—	155	—	155	—	155
Gain on change in fair value of assets/liabilities	—	—	12	—	12	—	12
Other income	21	79	(14)	68	154	—	154
Total revenues	3,651	1,161	137	109	5,058	(1)	5,057

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,150	—	—	—	2,150	89	2,239
Commissions and other underwriting expenses	1,046	—	—	16	1,062	—	1,062
Annuity benefits	—	635	—	—	635	—	635
Life, accident and health benefits	—	—	—	21	21	—	21
Annuity and supplemental insurance acquisition expenses	—	153	—	3	156	—	156
Interest charges on borrowed money	—	—	—	65	65	—	65
Expenses of MIEs	—	—	137	—	137	—	137
Other expenses	26	90	—	134	250	35	285
Total costs and expenses	3,222	878	137	239	4,476	124	4,600
Earnings before income taxes	429	283	—	(130)	582	(125)	457
Provision for income taxes	150	96	—	(57)	189	(43)	146
Net earnings, including noncontrolling interests	279	187	—	(73)	393	(82)	311
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	2	—	2
Core Net Operating Earnings	277	187	—	(73)	391
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(1)	(1)	1	—
Special A&E charges, net of tax	(58)	—	—	(16)	(74)	74	—
Loss on retirement of debt, net of tax	—	—	—	(7)	(7)	7	—
Net Earnings Attributable to Shareholders	$219	$187	$—	$(97)	$309	$—	$309

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $501 million in GAAP pretax earnings in the first nine months of 2018 compared to $340 million in the first nine months of 2017, an increase of $161 million (47%). Property and casualty core pretax earnings were $519 million in the first nine months of 2018 compared to $429 million in the first nine months of 2017, an increase of $90 million (21%). The increase in GAAP and core operating earnings reflects higher underwriting profits in the first nine months of 2018 compared to the same period in 2017 due primarily to lower catastrophe losses and higher favorable prior year reserve development as well as higher net investment income, due primarily to higher earnings from limited partnerships and similar investments and growth in the business, partially offset by lower income from the sale of real estate in the first nine months of 2018 compared to the first nine months of 2017. The high returns on limited partnerships and similar investments should not necessarily be expected to repeat in future periods. The increase in GAAP pretax earnings also reflects lower special A&E charges in the first nine months of 2018 compared to the first nine months of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2018 and 2017 (dollars in millions):

	Nine months ended September 30,
	2018	2017	% Change
Gross written premiums	$5,227	$4,931	6%
Reinsurance premiums ceded	(1,412)	(1,341)	5%
Net written premiums	3,815	3,590	6%
Change in unearned premiums	(220)	(236)	(7%)
Net earned premiums	3,595	3,354	7%
Loss and loss adjustment expenses (*)	2,188	2,150	2%
Commissions and other underwriting expenses	1,188	1,046	14%
Core underwriting gain	219	158	39%

Net investment income	323	276	17%
Other income and expenses, net	(23)	(5)	360%
Core earnings before income taxes	519	429	21%
Pretax non-core special A&E charges	(18)	(89)	(80%)
GAAP earnings before income taxes	$501	$340	47%

(*) Excludes pretax non-core special A&E charges of $18 million and $89 million in the third quarter of 2018 and 2017, respectively.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	60.8%	64.0%	(3.2%)
Underwriting expense ratio	33.0%	31.2%	1.8%
Combined ratio	93.8%	95.2%	(1.4%)

Aggregate — including exited lines
Loss and LAE ratio	61.4%	66.7%	(5.3%)
Underwriting expense ratio	33.0%	31.2%	1.8%
Combined ratio	94.4%	97.9%	(3.5%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $5.23 billion for the first nine months of 2018 compared to $4.93 billion for the first nine months of 2017, an increase of $296 million (6%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2018		2017
	GWP	%	GWP	%	% Change
Property and transportation	$1,994	38%	$2,062	42%	(3%)
Specialty casualty	2,667	51%	2,350	48%	13%
Specialty financial	566	11%	519	10%	9%
	$5,227	100%	$4,931	100%	6%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for both the first nine months of 2018 and the first nine months of 2017. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2018		2017		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(688)	35%	$(721)	35%	—%
Specialty casualty	(739)	28%	(625)	27%	1%
Specialty financial	(106)	19%	(79)	15%	4%
Other specialty	121		84
	$(1,412)	27%	$(1,341)	27%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.82 billion for the first nine months of 2018 compared to $3.59 billion for the first nine months of 2017, an increase of $225 million (6%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2018		2017
	NWP	%	NWP	%	% Change
Property and transportation	$1,306	34%	$1,341	37%	(3%)
Specialty casualty	1,928	51%	1,725	48%	12%
Specialty financial	460	12%	440	12%	5%
Other specialty	121	3%	84	3%	44%
	$3,815	100%	$3,590	100%	6%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.60 billion for the first nine months of 2018 compared to $3.35 billion for the first nine months of 2017, an increase of $241 million (7%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2018		2017
	NEP	%	NEP	%	% Change
Property and transportation	$1,250	35%	$1,226	37%	2%
Specialty casualty	1,790	50%	1,613	48%	11%
Specialty financial	457	12%	435	13%	5%
Other specialty	98	3%	80	2%	23%
	$3,595	100%	$3,354	100%	7%

The $296 million (6%) increase in gross written premiums for the first nine months of 2018 compared to the first nine months of 2017 reflects growth in the Specialty casualty and Specialty financial sub-segments, partially offset by lower gross written premiums in the Property and transportation sub-segment. Overall average renewal rates increased approximately 1% in the first nine months of 2018. Excluding the workers’ compensation business, renewal pricing increased approximately 3%.

Property and transportation Gross written premiums decreased $68 million (3%) in the first nine months of 2018 compared to the first nine months of 2017. This decrease was largely the result of lower year-over-year premiums in the crop insurance business, as well as a change in the timing of two large policy renewals in one of the transportation businesses from the third quarter to the fourth quarter. Gross written premiums in the other businesses in this group grew by 6% in the first nine months of 2018 compared to the first nine months of 2017. Average renewal rates increased approximately 4% for this group in the first nine months of 2018. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the first nine months of 2018 and the first nine months of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $317 million (13%) in the first nine months of 2018 compared to the first nine months of 2017 due primarily to growth at Neon. Higher gross written premiums in the general liability, executive liability and excess and surplus lines businesses also contributed to the year-over-year growth. Average renewal rates decreased less than 1% for this group in the first nine months of 2018. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 2%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first nine months of 2018 compared to the first nine months of 2017, reflecting higher cessions to AFG’s internal reinsurance program, which is included in Other specialty and higher cessions in the workers’ compensation businesses.

Specialty financial Gross written premiums increased $47 million (9%) in the first nine months of 2018 compared to the first nine months of 2017 due primarily to higher premiums in the financial institutions business. Average renewal rates for this group increased approximately 5% in the first nine months of 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the first nine months of 2018 compared to the first nine months of 2017, reflecting higher cessions in the financial institutions and equipment leasing businesses and the impact of a reinstatement premium in the third quarter of 2018 resulting from a reinsured loss in the fidelity business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $37 million (44%) in the first nine months of 2018 compared to the first nine months of 2017, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017
Property and transportation
Loss and LAE ratio	69.2%	69.1%	0.1%
Underwriting expense ratio	26.3%	25.2%	1.1%
Combined ratio	95.5%	94.3%	1.2%
Underwriting profit				$56	$70

Specialty casualty
Loss and LAE ratio	60.7%	66.4%	(5.7%)
Underwriting expense ratio	32.6%	30.7%	1.9%
Combined ratio	93.3%	97.1%	(3.8%)
Underwriting profit				$119	$46

Specialty financial
Loss and LAE ratio	38.0%	41.4%	(3.4%)
Underwriting expense ratio	52.0%	49.0%	3.0%
Combined ratio	90.0%	90.4%	(0.4%)
Underwriting profit				$46	$42

Total Specialty
Loss and LAE ratio	60.8%	64.0%	(3.2%)
Underwriting expense ratio	33.0%	31.2%	1.8%
Combined ratio	93.8%	95.2%	(1.4%)
Underwriting profit				$220	$161

Aggregate — including exited lines
Loss and LAE ratio	61.4%	66.7%	(5.3%)
Underwriting expense ratio	33.0%	31.2%	1.8%
Combined ratio	94.4%	97.9%	(3.5%)
Underwriting profit				$201	$69

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The Specialty property and casualty insurance operations generated an underwriting profit of $220 million for the first nine months of 2018 compared to $161 million for the first nine months of 2017, an increase of $59 million (37%) with the Specialty casualty and Specialty financial sub-segments reporting higher year-over-year underwriting profit, due primarily to significantly lower catastrophe losses and higher favorable prior year reserve development in the Specialty casualty sub-segment. Overall catastrophe losses were $64 million (1.8 points on the combined ratio) for the first nine months of 2018 compared to $132 million (3.9 points) for the first nine months of 2017. In connection with catastrophe losses incurred in the first nine months of 2018, AFG paid $3 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $67 million. In connection with catastrophe losses incurred in the first nine months of 2017, AFG reduced profit-based commissions payable to agents by $8 million in the Specialty financial sub-segment and paid $6 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $130 million.

Property and transportation Underwriting profit for this group was $56 million for the first nine months of 2018 compared to $70 million for the first nine months of 2017, a decrease of $14 million (20%). Higher underwriting profit in the crop business and at National Interstate, and improved results in the ocean marine operations were more than offset by lower underwriting profits in the property and inland marine, aviation, trucking and equine businesses. Catastrophe losses were $27 million (2.2 points on the combined ratio) and reinstatement premiums paid were $1 million for the first nine months of 2018 compared to catastrophe losses of $39 million (3.2 points) and related reinstatement premiums of $2 million for the first nine months of 2017.

Specialty casualty Underwriting profit for this group was $119 million for the first nine months of 2018 compared to $46 million for the first nine months of 2017, an increase of $73 million (159%). These results reflect lower catastrophe losses at Neon, higher underwriting profits in the workers’ compensation businesses, due primarily to higher favorable prior year reserve development, and improved results in the executive liability business. Catastrophe losses were $17 million (0.9 points on the combined ratio) and reinstatement premiums paid were $1 million for the first nine months of 2018 compared to catastrophe losses of $57 million (3.5 points) and related reinstatement premiums of $2 million for the first nine months of 2017.

Specialty financial Underwriting profit for this group was $46 million for the first nine months of 2018 compared to $42 million for the first nine months of 2017, an increase of $4 million (10%) due primarily to lower catastrophe losses in the lender-placed mortgage property book within the financial institutions business. Catastrophe losses were $18 million (3.9 points on the combined ratio) for the first nine months of 2018 compared to $35 million (8.0 points) for the first nine months of 2017. In connection with catastrophe losses incurred in the third quarter of 2018, the Specialty financial sub-segment paid $1 million in reinstatement premiums compared to a reduction of profit-based commissions payable to agents of $8 million and reinstatement premiums of $2 million in the first nine months of 2017.

Other specialty This group reported an underwriting loss of $1 million for the first nine months of 2018 compared to an underwriting profit of $3 million in the first nine months of 2017, a decrease of $4 million (133%). This decrease is due primarily to losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first nine months of 2018 compared to earnings in the first nine months of 2017, partially offset by the impact of a $6 million charge recorded in 2017 to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

Aggregate See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2018 and 2017 for a discussion of the $18 million and $89 million pretax non-core special A&E charges recorded in the third quarter of 2018 and 2017, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.4% for the first nine months of 2018 compared to 66.7% for the first nine months of 2017, a decrease of 5.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2018	2017	2018	2017	Ratio
Property and transportation
Current year, excluding catastrophe losses	$881	$844	70.5%	68.9%	1.6%
Prior accident years development	(43)	(36)	(3.5%)	(3.0%)	(0.5%)
Current year catastrophe losses	27	39	2.2%	3.2%	(1.0%)
Property and transportation losses and LAE and ratio	$865	$847	69.2%	69.1%	0.1%

Specialty casualty
Current year, excluding catastrophe losses	$1,157	$1,049	64.6%	65.0%	(0.4%)
Prior accident years development	(87)	(34)	(4.8%)	(2.1%)	(2.7%)
Current year catastrophe losses	17	57	0.9%	3.5%	(2.6%)
Specialty casualty losses and LAE and ratio	$1,087	$1,072	60.7%	66.4%	(5.7%)

Specialty financial
Current year, excluding catastrophe losses	$175	$167	38.2%	38.4%	(0.2%)
Prior accident years development	(19)	(22)	(4.1%)	(5.0%)	0.9%
Current year catastrophe losses	18	35	3.9%	8.0%	(4.1%)
Specialty financial losses and LAE and ratio	$174	$180	38.0%	41.4%	(3.4%)

Total Specialty
Current year, excluding catastrophe losses	$2,274	$2,105	63.3%	62.7%	0.6%
Prior accident years development	(151)	(90)	(4.3%)	(2.6%)	(1.7%)
Current year catastrophe losses	64	132	1.8%	3.9%	(2.1%)
Total Specialty losses and LAE and ratio	$2,187	$2,147	60.8%	64.0%	(3.2%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$2,273	$2,105	63.3%	62.7%	0.6%
Prior accident years development	(131)	2	(3.7%)	0.1%	(3.8%)
Current year catastrophe losses	64	132	1.8%	3.9%	(2.1%)
Aggregate losses and LAE and ratio	$2,206	$2,239	61.4%	66.7%	(5.3%)
Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 63.3% for the first nine months of 2018 compared to 62.7% for the first nine months of 2017, an increase of 0.6 percentage points.

Property and transportation   The 1.6 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the aviation, property and inland marine and equine businesses in the first nine months of 2018 compared to the first nine months of 2017.

Specialty casualty   The 0.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon, due primarily to a change in the mix of business, partially offset by an increase in the loss and LAE ratio in the targeted markets businesses.

Specialty financial   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable between periods.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $151 million in the first nine months of 2018 compared to $90 million in the first nine months of 2017, an increase of $61 million (68%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Net favorable reserve development of $43 million in the first nine months of 2018 reflects lower than expected losses in the crop business and lower than expected claim severity at National Interstate, partially offset by higher than expected claim severity in the Singapore branch and aviation operations. Net favorable reserve development of $36 million in the first nine months of 2017 reflects lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine and transportation businesses, partially offset by higher than expected claim severity in the ocean marine business.

Specialty casualty Net favorable reserve development of $87 million in the first nine months of 2018 reflects lower than anticipated claim severity in the workers’ compensation businesses, and to a lesser extent, lower than expected claim severity in the executive liability business. This was partially offset by higher than expected claim frequency and severity in the excess and surplus lines. Net favorable reserve development of $34 million in the first nine months of 2017 reflects lower than anticipated claim severity in the workers’ compensation businesses and at Neon, partially offset by higher than anticipated claim severity in the targeted markets and general liability businesses.

Specialty financial Net favorable reserve development of $19 million in the first nine months of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business. Net favorable reserve development of $22 million in the first nine months of 2017 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $2 million in the first nine months of 2018 and net adverse reserve development of $2 million in the first nine months of 2017. The favorable development in the first nine months of 2018 reflects amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001, partially offset by adverse reserve development associated with AFG’s internal reinsurance program. The adverse reserve development in the first nine months of 2017 reflects a $6 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program.

Special asbestos and environmental reserve charges See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2018 and 2017 for a discussion of the $18 million and $89 million special A&E charges recorded in the third quarter of 2018 and 2017, respectively.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above and net adverse reserve development of $2 million in the first nine months of 2018 and $3 million in the first nine months of 2017 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $64 million in the first nine months of 2018 resulted primarily from Hurricane Florence, storms and flooding in several regions of the United States and mudslides in California. Catastrophe losses of $132 million in the first nine months of 2017 resulted primarily from Hurricanes Harvey, Irma and Maria, two earthquakes in Mexico and storms and tornadoes in several regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.19 billion in the first nine months of 2018 compared to $1.05 billion for the first nine months of 2017, an increase of $142 million (14%). AFG’s underwriting expense ratio was 33.0% for the first nine months of 2018 compared to 31.2% for the first nine months of 2017, an increase of 1.8 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2018		2017		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$329	26.3%	$309	25.2%	1.1%
Specialty casualty	584	32.6%	495	30.7%	1.9%
Specialty financial	237	52.0%	213	49.0%	3.0%
Other specialty	38	37.8%	29	35.4%	2.4%
Total Specialty	$1,188	33.0%	$1,046	31.2%	1.8%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.1 percentage points in the first nine months of 2018 compared to the first nine months of 2017, reflecting lower premiums in the crop business, which has a lower expense ratio than AFG’s overall Property and transportation group and an increase in the expense ratio in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.9 percentage points in the first nine months of 2018 compared to the first nine months of 2017, reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group and higher dividends paid to policyholders in the workers’ compensation businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.0 percentage points in the first nine months of 2018 compared to the first nine months of 2017, reflecting higher ceding commissions and higher profitability-based commissions paid to agents in the financial institutions business compared to the first nine months of 2017, which included an $8 million commission expense reduction due to hurricane losses in the period.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $323 million in the first nine months of 2018 compared to $276 million in the first nine months of 2017, an increase of $47 million (17%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2018	2017	Change	% Change
Net investment income	$323	$276	$47	17%

Average invested assets (at amortized cost)	$10,405	$9,853	$552	6%

Yield (net investment income as a % of average invested assets)	4.14%	3.73%	0.41%

Tax equivalent yield (*)	4.32%	4.20%	0.12%

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first nine months of 2018 as compared to the first nine months of 2017 reflects growth in the property and casualty insurance segment and very strong earnings from limited partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.14% for the first nine months of 2018 compared to 3.73% for the first nine months of 2017, an increase of 0.41 percentage points due primarily to the higher earnings from limited partnerships and similar investments. The high returns from limited partnerships and similar investments should not necessarily be expected to repeat in future periods.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $23 million for the first nine months of 2018 compared to $5 million for the first nine months of 2017, an increase of $18 million (360%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2018	2017
Other income
Income from the sale of real estate	$—	$16
Other	8	5
Total other income	8	21
Other expenses
Amortization of intangibles	7	6
Other	24	20
Total other expense	31	26
Other income and expenses, net	$(23)	$(5)
Income from the sale of real estate includes $13 million related to the sale of a hotel property in 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $341 million in pretax earnings in the first nine months of 2018 compared to $283 million in the first nine months of 2017, an increase of $58 million (20%). AFG’s annuity segment results for the first nine months of 2018 compared to the first nine months of 2017 reflect a 10% increase in average annuity investments (at amortized cost), higher earnings from limited partnerships and similar investments and the favorable impact of fair value accounting for derivatives related to fixed-indexed annuities (“FIAs”), partially offset by an unlocking charge in the first nine months of 2018 and the impact of lower investment yields due to the run-off of higher yielding investments. The high returns on limited partnerships and similar investments should not necessarily be expected to repeat in future periods.

The fair value of derivatives related to FIAs was favorably impacted by higher than anticipated interest rates in the first nine months of 2018 compared to the negative impact of lower than anticipated interest rates in the first nine months of 2017. The favorable impact of interest rates between periods was partially offset by the negative impact of higher interest on the embedded derivative (from growth in the FIA business and higher interest rates) and higher than expected option costs in the 2018 period. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment of actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. Due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates), AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018, resulting in a net charge to earnings of $27 million.

The following table details AFG’s earnings before income taxes from its annuity operations for the nine months ended September 30, 2018 and 2017 (dollars in millions).

	Nine months ended September 30,
	2018	2017	% Change
Revenues:
Net investment income	$1,219	$1,082	13%
Other income:
Guaranteed withdrawal benefit fees	48	43	12%
Policy charges and other miscellaneous income	32	36	(11%)
Total revenues	1,299	1,161	12%

Costs and Expenses:
Annuity benefits (*)	664	635	5%
Acquisition expenses	199	153	30%
Other expenses	95	90	6%
Total costs and expenses	958	878	9%
Earnings before income taxes	$341	$283	20%
Detail of annuity earnings before income taxes (dollars in millions):

	Nine months ended September 30,
	2018	2017	% Change
Earnings before income taxes — before the impact of unlocking and derivatives related to FIAs	$354	$305	16%
Unlocking	(27)	—	—%
Impact of derivatives related to FIAs	14	(22)	(164%)
Earnings before income taxes	$341	$283	20%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(*)	Annuity benefits consisted of the following (dollars in millions):

	Nine months ended September 30,
	2018	2017	% Change
Interest credited — fixed	$518	$469	10%
Interest credited — fixed component of variable annuities	4	4	—%
Other annuity benefits:
Change in expected death and annuitization reserve	13	13	—%
Amortization of sales inducements	15	14	7%
Change in guaranteed withdrawal benefit reserve	60	51	18%
Change in other benefit reserves	29	36	(19%)
Total other annuity benefits	117	114	3%
Total before impact of derivatives related to FIAs and unlocking	639	587	9%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	242	386	(37%)
Equity option mark-to-market	(271)	(338)	(20%)
Impact of derivatives related to FIAs	(29)	48	(160%)
Unlocking	54	—	—%
Total annuity benefits	$664	$635	5%

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in 2018.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Nine months ended September 30,
	2018	2017	% Change
Average fixed annuity investments (at amortized cost)	$33,964	$30,919	10%
Average fixed annuity benefits accumulated	34,240	31,141	10%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.76%	4.64%
Interest credited — fixed	(2.02%)	(2.01%)
Net interest spread	2.74%	2.63%

Policy charges and other miscellaneous income	0.10%	0.12%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.26%)	(0.31%)
Acquisition expenses	(0.86%)	(0.63%)
Other expenses	(0.37%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	0.11%	(0.20%)
Unlocking	(0.11%)	—%
Net spread earned on fixed annuities	1.35%	1.23%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Nine months ended September 30,
	2018	2017
Net spread earned on fixed annuities — before the impact of unlocking and derivatives related to FIAs	1.41%	1.32%
Unlocking	(0.11%)	—%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	0.11%	(0.20%)
Related impact on amortization of deferred policy acquisition costs (*)	(0.06%)	0.11%
Related impact on amortization of deferred sales inducements (*)	—%	—%
Net spread earned on fixed annuities	1.35%	1.23%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income for the first nine months of 2018 was $1.22 billion compared to $1.08 billion for the first nine months of 2017, an increase of $137 million (13%). This increase reflects the growth in AFG’s annuity business and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.12 percentage points to 4.76% from 4.64% for the first nine months of 2018 compared to the first nine months of 2017. This increase in net investment yield reflects higher earnings from limited partnerships and similar investments, partially offset by (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. The high returns from limited partnerships and similar investments should not necessarily be expected to repeat in future periods. For the period from July 1, 2017, through September 30, 2018, $4.4 billion in annuity segment investments with an average yield of 5.01% were redeemed or sold while the investments purchased during that period (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 4.26%.

Annuity Interest Credited — Fixed
Interest credited — fixed for the first nine months of 2018 was $518 million compared to $469 million for the first nine months of 2017, an increase of $49 million (10%). This increase reflects the impact of growth in the annuity business. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, increased 0.01% percentage points to 2.02% from 2.01% in the first nine months of 2018 compared to the first nine months of 2017 due to higher crediting rates on new business.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.11 percentage points to 2.74% from 2.63% in the first nine months of 2018 compared to the same period in 2017 due primarily to higher earnings from limited partnerships and similar investments, partially offset by lower investment yields. Features included in current annuity offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $32 million for the first nine months of 2018 compared to $36 million for the first nine months of 2017, a decrease of $4 million (11%). Excluding the impact of a $1 million unlocking charge related to unearned revenue in the second quarter of 2018, annuity policy charges and other miscellaneous income were $33 million in 2018 compared to $36 million in 2017, a decrease of $3 million (8%). The first nine months of 2017 includes $1 million from the sale of real estate. As a percentage of average fixed annuity benefits accumulated, excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income decreased 0.02 percentage points to 0.10% from 0.12% in the first nine months of 2018 compared to the first nine months of 2017.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in 2018.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking), for the first nine months of 2018 were $69 million compared to $71 million for the first nine months of 2017, a decrease of $2 million (3%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.05 percentage points to 0.26% from 0.31% in the first nine months of 2018 compared to the first nine months of 2017. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2018	2017
Change in expected death and annuitization reserve	$13	$13
Amortization of sales inducements	15	14
Change in guaranteed withdrawal benefit reserve	60	51
Change in other benefit reserves	29	36
Other annuity benefits	117	114
Offset guaranteed withdrawal benefit fees	(48)	(43)
Other annuity benefits, net	$69	$71

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

Annuity Acquisition Expenses
Annuity acquisition expenses for the first nine months of 2018 were $199 million compared to $153 million for the first nine months of 2017, an increase of $46 million (30%). Excluding the $28 million favorable impact on amortization of DPAC from the unlocking recorded in the second quarter of 2018, annuity acquisition expenses were $227 million for the first nine months of 2018, an increase of $74 million (48%) compared to the first nine months of 2017, reflecting growth in the business and the acceleration (in 2018) and deceleration (in 2017) of DPAC amortization related to changes in the fair value of derivatives related to FIAs. Excluding the impact of the 2018 unlocking charge, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.86% for the first nine months of 2018 compared to 0.63% for the first nine months of 2017 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of higher than anticipated interest rates during the first nine months of 2018 on the fair value of derivatives related to FIAs (discussed below) resulted in a partially offsetting acceleration of the amortization of DPAC. In contrast, the negative impact of lower than anticipated interest rates during the first nine months of 2017 on the fair value of derivatives related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated (excluding the impact of unlocking):

	Nine months ended September 30,
	2018	2017
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.80%	0.74%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	0.06%	(0.11%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.86%	0.63%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in 2018. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Annuity other expenses were $95 million for the first nine months of 2018 compared to $90 million for the first nine months of 2017, an increase of $5 million (6%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.01 percentage points to 0.37% from 0.38% for the first nine months of 2018 compared to the first nine months of 2017. The decrease in annuity other expenses as a percentage of average fixed annuity benefits accumulated is due primarily to growth in the business.

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities
AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The change in the fair value of the embedded derivative includes an ongoing expense for interest accreted on the embedded derivative. The interest accreted in any period is generally based on the size of the embedded derivative and current interest rates. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the embedded derivative component of AFG’s annuity benefits accumulated, see Note C — “Fair Value Measurements” to the financial statements.

Excluding the impact of the 2018 unlocking charge, the net change in fair value of derivatives related to fixed-indexed annuities decreased annuity benefits by $29 million in the first nine months of 2018 and increased annuity benefits by $48 million in the first nine months of 2017. The change in the fair value of these derivatives includes $47 million in the first nine months of 2018 and $19 million in the first nine months of 2017 in interest accreted on the embedded derivative (before DPAC amortization), an increase of $28 million (147%). AFG expects both the size of the embedded derivative and interest rates to rise, resulting in continued increases in interest on the embedded derivative. During the first nine months of 2018, the positive impact of higher than expected interest rates and strong stock market performance on the fair value of these derivatives was partially offset by the higher interest on the embedded derivative and the negative impact of higher than expected option costs. During the first nine months of 2017, the negative impact of lower than expected interest rates on the fair value of these derivatives was partially offset by the positive impact of strong stock market performance. As a percentage of average fixed annuity benefits accumulated, this net expense improved 0.31 percentage points to a net expense reduction of 0.11% in the first nine months of 2018 from a net expense of 0.20% in the first nine months of 2017.

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

	Nine months ended September 30,
	2018	2017	% Change
Earnings before income taxes — before unlocking and change in fair value of derivatives related to fixed-indexed annuities	$354	$305	16%
Unlocking	(27)	—	—%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives related to fixed-indexed annuities	29	(48)	(160%)
Related impact on amortization of DPAC (*)	(15)	26	(158%)
Earnings before income taxes	$341	$283	20%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC increased the annuity segment’s earnings before income taxes by $14 million in the first nine months of 2018 and decreased the annuity segment’s earnings before income taxes by $22 million in the first nine months of 2017. The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Nine months ended September 30,
	2018	2017	% Change
Interest on the embedded derivative liability	$(25)	$(11)	127%
Changes in interest rates higher (lower) than expected	37	(38)	(197%)
Change in the stock market, including volatility	16	20	(20%)
Renewal option costs lower (higher) than expected	(7)	4	(275%)
Other, including the impact of actual versus expected lapses	(7)	3	(333%)
Impact of derivatives related to FIAs	$14	$(22)	(164%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative liability in 2018.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities increased 0.12 percentage points to 1.35% from 1.23% in the first nine months of 2018 compared to the same period in 2017 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.11 percentage points increase in AFG’s net interest spread, partially offset by the impact of the unlocking of actuarial assumptions discussed below.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine months ended September 30,
	2018	2017
Beginning fixed annuity reserves	$33,005	$29,647
Fixed annuity premiums (receipts)	3,906	3,410
Surrenders, benefits and other withdrawals	(2,040)	(1,650)
Interest and other annuity benefit expenses:
Interest credited	518	469
Embedded derivative mark-to-market	242	386
Change in other benefit reserves	88	92
Unlocking	55	—
Ending fixed annuity reserves	$35,774	$32,354

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$35,774	$32,354
Impact of unrealized investment gains	8	138
Fixed component of variable annuities	176	179
Annuity benefits accumulated per balance sheet	$35,958	$32,671

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $3.93 billion in the first nine months of 2018 compared to $3.43 billion in the first nine months of 2017, an increase of $493 million (14%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Nine months ended September 30,
	2018	2017	% Change
Financial institutions single premium annuities — indexed	$1,321	$1,347	(2%)
Financial institutions single premium annuities — fixed	350	559	(37%)
Retail single premium annuities — indexed	1,026	751	37%
Retail single premium annuities — fixed	60	55	9%
Broker dealer single premium annuities — indexed	936	559	67%
Broker dealer single premium annuities — fixed	10	6	67%
Pension risk transfer	57	—	—%
Education market — fixed and indexed annuities	146	133	10%
Total fixed annuity premiums	3,906	3,410	15%
Variable annuities	19	22	(14%)
Total annuity premiums	$3,925	$3,432	14%

Management attributes the 14% increase in annuity premiums in the first nine months of 2018 compared to the first nine months of 2017 to the introduction of new products, efforts to expand in the retail and broker dealer markets and an improving interest rate environment in 2018.

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

	Nine months ended September 30,
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

The table below compares the reinvestment rate assumed on assets purchased to directly support “fixed annuity benefits accumulated” in AFG’s fourth quarter unlockings for the next calendar year to the actual reinvestment rate achieved in that period (both net of investment expenses):

	First
Unlocking	Investment	Reinvestment Rate
Year	Period	Assumed (a)	Achieved
2014	2015	3.75%	4.27%
2015	2016	4.05%	4.27%
2016	2017	4.42%	3.95%
2017	2018 (b)	4.17%	4.48%
2018	July 2018 (c)	4.62%	4.57%

(a)	Assumed reinvestment rates exclude default rates of 0.18% in each period.

(b)	Reinvestment rate achieved is for the nine months ended September 30, 2018.

(c)	Reinvestment rate achieved is for the three months ended September 30, 2018.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine months ended September 30,
	2018	2017
Earnings on fixed annuity benefits accumulated	$348	$288
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(10)	(8)
Variable annuity earnings	3	3
Earnings before income taxes	$341	$283

(*)
Net investment income (as a % of investments) of 4.76% and 4.64% for the nine months ended September 30, 2018 and 2017, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $136 million in the first nine months of 2018 compared to $165 million in the first nine months of 2017, a decrease of $29 million (18%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gain and losses) totaled $127 million in the first nine months of 2018 compared to $130 million in the first nine months of 2017, a decrease of $3 million (2%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the nine months ended September 30, 2018 and 2017 (dollars in millions):

	Nine months ended September 30,
	2018	2017	% Change
Revenues:
Life, accident and health net earned premiums	$18	$17	6%
Net investment income	21	24	(13%)
Other income — P&C fees	50	46	9%
Other income	20	22	(9%)
Total revenues	109	109	—%

Costs and Expenses, excluding interest charges on borrowed money:
Property and casualty insurance — commissions and other underwriting expenses	17	16	6%
Life, accident and health benefits	32	21	52%
Life, accident and health acquisition expenses	4	3	33%
Other expense — expenses associated with P&C fees	33	30	10%
Other expenses (*)	104	104	—%
Costs and expenses, excluding interest charges on borrowed money	190	174	9%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(81)	(65)	25%
Interest charges on borrowed money	46	65	(29%)
Core loss before income taxes, excluding realized gains and losses	(127)	(130)	(2%)
Pretax non-core special A&E charges	(9)	(24)	(63%)
Pretax non-core loss on retirement of debt	—	(11)	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(136)	$(165)	(18%)

(*)
Excludes pretax non-core special A&E charges of $9 million and $24 million in the third quarter of 2018 and 2017, respectively, and a pretax non-core loss on retirement of debt of $11 million in the 2017 period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $18 million and related benefits and acquisition expenses of $36 million in the first nine months of 2018 compared to net earned premiums of $17 million and related benefits and acquisition expenses of $24 million in the first nine months of 2017. The $11 million (52%) increase in life, accident and health benefits reflects higher claims in both the run-off long-term care and run-off life insurance businesses.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $21 million in the first nine months of 2018 compared to $24 million in the first nine months of 2017, a decrease of $3 million (13%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $1 million in the first nine months of 2018 compared to an increase in value by $4 million in the first nine months of 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2018, AFG collected $50 million in fees for these services compared to $46 million in the first nine months of 2017. Management views this fee income, net of the $33 million in the first nine months of 2018 and $30 million in the first nine months of 2017, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $12 million and $14 million in the first nine months of 2018 and 2017, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $8 million in both the first nine months of 2018 and the first nine months of 2017.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $104 million in both the first nine months of 2018 and the first nine months of 2017. The impact of lower holding company expenses related to employee benefit plans that are tied to stock market performance in the first nine months of 2018 compared to the first nine months of 2017 was offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations in the second quarter of 2018.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $46 million in the first nine months of 2018 compared to $65 million in the first nine months of 2017, a decrease of $19 million (29%), due primarily to a lower weighted average interest rate on AFG’s outstanding debt.

The decrease in the weighted average interest rate for the first nine months of 2018 as compared to the first nine months of 2017 reflects the following financing transactions completed by AFG between April 1, 2017 and December 31, 2017:

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

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2018 and 2017 for a discussion of the $9 million and $24 million in non-core special A&E charges recorded in the third quarter of 2018 and 2017, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Loss on Retirement of Debt
AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value in June 2017 and $4 million related to the redemption of its $125 million outstanding 5-3/4% Senior Notes due 2042 at par value in August 2017.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net losses of $28 million in the first nine months of 2018 compared to $1 million in the first nine months of 2017, an increase of $27 million (2,700%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2018	2017
Realized gains (losses) before impairments:
Disposals	$11	$61
Change in the fair value of equity securities (*)	(39)	—
Change in the fair value of derivatives	(8)	(4)
Adjustments to annuity deferred policy acquisition costs and related items	11	(5)
	(25)	52
Impairment charges:
Securities	(3)	(65)
Adjustments to annuity deferred policy acquisition costs and related items	—	12
	(3)	(53)
Realized gains (losses) on securities	$(28)	$(1)

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. This amount includes a $51 million net loss on securities that were still held at September 30, 2018.

The $39 million net realized loss from the change in the fair value of equity securities in the first nine months of 2018 includes losses of $15 million on investments in real estate investment trusts, $27 million related to banks and financing companies and $14 million on investments in media companies and gains of $18 million on investments in technology companies. AFG’s $65 million in impairment charges for the first nine months of 2017 consists of $49 million on equity securities and $16 million on fixed maturities. Approximately $24 million in impairment charges in the first nine months of 2017 relate to investments in pharmaceutical companies, $10 million relates to an investment in a media company and the remainder relates primarily to investments in various industrial entities.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $126 million for the first nine months of 2018 compared to $146 million for the first nine months of 2017, a decrease of $20 million (14%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $7 million for the first nine months of 2018 compared to net earnings of $2 million for the first nine months of 2017. Losses attributable to noncontrolling interests for the first nine months of 2018 are related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer. Earnings attributable to noncontrolling interests in the first nine months of 2017 are related to the gain on the sale of a hotel property, which was owned by an 80%-owned subsidiary of Great American Insurance.

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

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the assumptions used to measure the liability for future policy benefits for traditional and limited pay contracts (e.g. life, accident and health benefits) from being locked in at inception to being updated at least annually and standardizes the liability discount rate to be used and updated each reporting period, requires the measurement of market risk benefits associated with deposit contracts (e.g. annuities) to be recorded at fair value, simplifies the amortization of deferred policy acquisition costs to a constant level basis over the expected life of the related contracts and requires enhanced disclosures. AFG will be required to adopt this guidance effective January 1, 2022. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2018, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2017 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first nine months of 2018. As of September 30, 2018, there were 4,132,838 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016. Between October 1, 2018 and November 6, 2018, AFG repurchased 12,500 shares of its Common Stock at an average price of $99.48 per share.

AFG acquired 2,210 shares of its Common Stock (at an average of $111.31 per share) in August 2018 and an additional 24,310 shares (at an average of $111.96 per share) in the first six months of 2018 in connection with its stock incentive plans.
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

For the nine months ended September 30, 2018, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the

AMERICAN FINANCIAL GROUP, INC. 10-Q

stream of commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

ITEM 6
Exhibits

Number	Exhibit Description
12	Computation of ratios of earnings to fixed charges.
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

November 8, 2018	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer