Form 10-K
period 2018-12-31
AMERICAN FINANCIAL GROUP INC
filed 2019-02-26
CIK 1042046

________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $8.40 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 89,312,398 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2019.
________________________________
Documents Incorporated by Reference:
Proxy Statement for 2019 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).
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

•	development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;

•	availability of reinsurance and ability of reinsurers to pay their obligations;

•	trends in persistency and mortality;

•	competitive pressures;

•	the ability to obtain adequate rates and policy terms;

•	changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries; and

•	the impact of the conditions in the international financial markets and the global economy relating to AFG’s international operations.
The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

PART I
ITEM 1
Business

Introduction

American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed, fixed-indexed and variable-indexed annuities in the retail, financial institutions, registered investment advisor and education markets. Its address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.)

See Note C — “Segments of Operations” to the financial statements for information on AFG’s assets, revenues and earnings before income taxes by segment.

Property and Casualty Insurance Segment

General

AFG’s property and casualty insurance operations provide a wide range of commercial coverages through over 30 niche insurance businesses that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations employed approximately 6,700 people as of December 31, 2018. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2018 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Insurance Group
Great American Insurance	A+	A+	$4,478
National Interstate	A+	not rated	755
Summit (Bridgefield Casualty and Bridgefield Employers)	A	A+	605
Republic Indemnity	A	A+	219
Neon Lloyd’s Syndicate	A	A+	532
Mid-Continent Casualty	A+	A+	143
Other			108
			$6,840

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in the Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 91% of AFG’s direct written premiums in 2018, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 91.7% for the period 2016 to 2018 as compared to 101.8% for the property and casualty industry over the same period (Sources: Conning, Inc.’s Property - Casualty Forecast & Analysis (Fourth Quarter 2018 Edition, used with permission) and A.M. Best’s Review & Preview Report (February 2018 Edition)). AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2018	2017	2016
Gross written premiums	$6,840	$6,502	$5,981
Ceded reinsurance	(1,817)	(1,751)	(1,595)
Net written premiums	$5,023	$4,751	$4,386

Net earned premiums	$4,865	$4,579	$4,328
Loss and LAE	2,985	2,884	2,669
Special asbestos and environmental (“A&E”) charges	18	89	36
Neon exited lines charge	—	(18)	65
Underwriting expenses	1,560	1,382	1,322
Underwriting gain	$302	$242	$236

GAAP ratios:
Loss and LAE ratio	61.7%	64.5%	63.8%
Underwriting expense ratio	32.1%	30.2%	30.7%
Combined ratio	93.8%	94.7%	94.5%

Statutory ratios:
Loss and LAE ratio	60.2%	63.0%	58.8%
Underwriting expense ratio	31.6%	30.1%	31.4%
Combined ratio	91.8%	93.1%	90.2%

Industry statutory combined ratio (a)
All lines	99.4%	105.1%	100.9%
Commercial lines	98.7%	103.5%	99.6%

(a)
The sources of the industry ratios are Conning, Inc.’s Property - Casualty Forecast & Analysis (Fourth Quarter 2018 Edition, used with permission) for 2018 and A.M. Best’s Review & Preview Report (February 2018 Edition) for 2017 and 2016.

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $103 million in 2018, $140 million in 2017 and $55 million in 2016 and are included in the table above.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG’s net exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years (a “500-year event”) is expected to be approximately 6% of AFG’s Shareholders’ Equity.

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

Premium Distribution

The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Property and transportation	$1,754	$1,765	$1,672
Specialty casualty	2,509	2,280	2,036
Specialty financial	602	596	572
Other	158	110	106
	$5,023	$4,751	$4,386

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2018, 2017 and 2016 is shown below. Approximately 9% of AFG’s direct written premiums in 2018 were derived from non U.S.-based insurers, primarily Neon, a United Kingdom-based Lloyd’s insurer.

	2018	2017	2016		2018	2017	2016
California	13.5%	13.2%	14.3%	Missouri	2.5%	2.8%	2.7%
Florida	10.0%	10.0%	9.6%	Pennsylvania	2.5%	2.4%	2.5%
New York	6.8%	6.6%	6.7%	Iowa	2.3%	2.4%	2.3%
Texas	6.8%	6.2%	6.1%	Kansas	2.3%	2.2%	2.2%
Illinois	5.3%	5.6%	5.3%	North Carolina	2.1%	2.1%	2.4%
Georgia	3.3%	3.2%	2.9%	Arizona	2.0%	2.6%	2.1%
New Jersey	2.6%	2.6%	2.5%	Other	38.0%	38.1%	38.4%
					100.0%	100.0%	100.0%

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

In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain supplemental catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $104 million (per occurrence and annual aggregate) occurring between June 1, 2017 and December 31, 2020. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year.

In January 2018, Neon launched NCM Re (UK PCC) Ltd. (“NCM Re”), the first insurance-linked securities (“ILS”) vehicle in the United Kingdom (“UK”). NCM Re utilizes recently approved UK regulations to provide Neon with the ability to further enhance its global reinsurance offering to clients. NCM Re uses a range of catastrophe modeling and pricing techniques to make use of Neon’s underwriting and risk selection skills to source business for third-party ILS investors in the capital markets. In early 2019, NCM Re completed its second ILS transaction, which provides $77 million in collateralized quota share reinsurance that assumed 17.1% of the Neon Lloyd’s syndicate’s property treaty reinsurance and direct and facultative portfolios. Losses are recovered from NCM Re before Neon’s catastrophe excess of loss reinsurance coverage applies. In addition to NCM Re, Neon also placed a 25.5% quota share reinsurance treaty covering its property insurance and a further 7.1% quota share treaty covering its property insurance placed under binding authorities.

Also in January 2019, AFG’s property and casualty insurance subsidiaries renewed their catastrophe reinsurance coverages. For AFG’s U.S. based operations, the Company continued to place $85 million of coverage in excess of a $15 million per event primary retention in the traditional reinsurance markets. Neon placed $225 million of coverage in excess of a $25 million per event primary retention. For the catastrophe excess of loss reinsurance coverage, recoveries from NCM Re and Neon’s property insurance quota share apply before calculating losses recoverable from the catastrophe excess of loss reinsurance treaty. In addition to Neon’s catastrophe excess of loss reinsurance coverage, Neon has placed a quota share treaty which covers 12.8% of Neon’s gross property losses with a $510 million event limit (maximum $65 million recoverable) which supplements its catastrophe excess of loss reinsurance coverage and property quota share coverages up to the event limit; recoveries from this quota share treaty also apply before calculating losses recoverable from the catastrophe excess of loss reinsurance treaty.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 10% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2018: Hannover Rueck SE, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $149 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2019:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	3	37	—%	—	3
Other Workers’ Compensation	2	48	—%	—	2
Commercial Umbrella	1	49	14%	7	8
Property — General	5	45	1%	1	6
Property — Catastrophe	15	85	—%	—	15
Neon Lloyd’s Syndicate
Property — Catastrophe (c)	25	225	—%	—	25
Riverfront Re Ltd. catastrophe bond (d)	104	200	5%	10	N/A

(a)	Includes the participation of AFG’s internal reinsurance program.

(b)	Maximum loss per event for claims up to reinsurance coverage limit.

(c)
Neon’s excess of loss catastrophe reinsurance limits the maximum retained loss per event to $25 million for a U.S. catastrophe and $15 million for a non-U.S. catastrophe until such coverage is exhausted. During 2019, Neon intends to evaluate purchasing additional catastrophe reinsurance to reduce its maximum retained loss per event from a U.S. catastrophe to $15 million.

(d)	Includes aggregate coverage. See description above.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit sharing provision. During 2018 and 2017, AFG reinsured 50% and 52.5%, respectively, of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2019, AFG expects to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “recoverables from reinsurers” included approximately $109 million on paid losses and LAE and $2.94 billion on unpaid losses and LAE at December 31, 2018. These amounts are net of allowances of approximately $18 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2018	2017	2016
Reinsurance ceded	$1,817	$1,751	$1,595
Reinsurance ceded, excluding crop	1,202	1,076	985
Reinsurance assumed — including involuntary pools and associations	214	192	123

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

The differences between the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) and that reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2018 are as follows (in millions):

Liability reported on a SAP basis, net of $145 million of retroactive reinsurance	$6,234
Reinsurance recoverables, net of allowance	2,942
Other, including reserves of foreign insurers	565
Liability reported on a GAAP basis	$9,741

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

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2018	2017	2016
Reserves at beginning of year	$403	$337	$327
Incurred losses and LAE	18	89	36
Paid losses and LAE	(26)	(23)	(26)
Reserves at end of year, net of reinsurance recoverable	395	403	337
Reinsurance recoverable, net of allowance	129	125	106
Gross reserves at end of year	$524	$528	$443

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
An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2018 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel and an outside consultant. As a result of the review, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $6 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

The increase in property and casualty environmental reserves in 2018 (as well as in 2017 and 2016) was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in recent past years, there were no new or emerging broad industry trends that were identified in this review.

As a result of the comprehensive external study completed in the third quarter of 2017, AFG’s property and casualty insurance segment recorded an $89 million pretax special charge to increase its asbestos reserves by $53 million (net of reinsurance) and its environmental reserves by $36 million (net of reinsurance).

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2016. As a result of the review, AFG’s property and casualty insurance segment recorded a $36 million pretax special charge to increase its asbestos reserves by $5 million (net of reinsurance) and its environmental reserves by $31 million (net of reinsurance).

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

Annuity Segment

General

AFG sells traditional fixed, fixed-indexed and variable-indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets through independent producers and through direct relationships with certain financial institutions. The annuity operations employed approximately 600 people at December 31, 2018. These operations are conducted primarily through the subsidiaries listed in the following table, which includes 2018 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$5,212	423,000	A	A+
Annuity Investors Life Insurance Company	195	111,000	A	A+

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

Due to the deposit-type nature of annuities, annuity premiums received and benefit payments are recorded as increases or decreases in the annuity benefits accumulated liability rather than as revenue and expense under GAAP. Statutory premiums of AFG’s annuity operations for the last three years were as follows (in millions):

	Statutory Premiums
	2018	2017	2016
Financial institutions single premium annuities — indexed	$1,776	$1,711	$1,950
Financial institutions single premium annuities — fixed	492	622	468
Retail single premium annuities — indexed	1,418	990	1,056
Retail single premium annuities — fixed	87	70	73
Broker-dealer single premium annuities — indexed	1,271	733	658
Broker-dealer single premium annuities — fixed	14	7	9
Pension risk transfer	132	6	—
Education market — fixed and indexed annuities	192	174	184
Total fixed annuity premiums	5,382	4,313	4,398
Variable annuities	25	28	37
Total annuity premiums	$5,407	$4,341	$4,435

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

Annuity contracts are generally classified as either fixed rate (including fixed-indexed and variable-indexed) or variable. With a traditional fixed rate annuity, AFG seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to policyholders. AFG accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate and other contractual guarantees); (ii) designing annuity products that encourage persistency; and (iii) maintaining an appropriate matching of assets and liabilities.

An indexed annuity provides policyholders with the opportunity to receive a crediting rate tied, in part, to the performance of an existing market index (generally the S&P 500) or other external rate, price, or unit value (an “index”). A fixed-indexed annuity protects against the related downside risk through a guarantee of principal (excluding surrender charges, market value adjustments, and certain benefit charges). In 2018, AFG began offering variable-indexed annuities, which are similar to fixed-indexed annuities except that the product offers greater upside participation in the selected index as compared to a fixed-indexed annuity and replaces the guarantee of principal in a fixed-indexed annuity with a guaranteed maximum loss. AFG purchases and sells call and put options designed to substantially offset the effect of the index participation in the liabilities associated with indexed annuities.

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

The profitability of a fixed annuity business is largely dependent on the ability of a company to earn income on the assets supporting the business in excess of the amounts credited to policyholder accounts plus expenses incurred (earning a “spread”). Performance measures such as net spread earned are often presented by annuity businesses to help users of their financial statements better understand the company’s performance. The following table shows the earnings before income taxes, as well as the net spread earned on fixed annuities, for the annuity segment both before and after the impact of fair value accounting for derivatives related to fixed-indexed (including variable-indexed) annuities (“FIAs”) (dollars in millions):

	Year ended December 31,
	2018	2017	2016
Annuity earnings before income taxes — before unlocking and change in fair value of derivatives related to FIAs	$425	$416	$394
Unlocking	(31)	(3)	1
Impact of derivatives related to FIAs (a):
Change in fair value of derivatives	(51)	(70)	(53)
Related impact on amortization of DPAC (b)	18	37	26
Annuity segment earnings before income taxes	$361	$380	$368

Net spread earned on fixed annuities — before impact of unlocking and derivatives related to FIAs	1.26%	1.34%	1.38%
Unlocking	(0.09%)	(0.01%)	0.01%
Impact of derivatives related to FIAs:
Change in fair value of derivatives	(0.15%)	(0.22%)	(0.19%)
Related impact on amortization of DPAC (b)	0.05%	0.12%	0.09%
Net spread earned on fixed annuities	1.07%	1.23%	1.29%

(a)
FIAs provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the policyholder liability from the index participation. Both the index-based component of the annuities (fair value of $2.72 billion at December 31, 2018) and the related call and put options (net fair value of $183 million at December 31, 2018) are considered derivatives that must be marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

(b)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Marketing

AFG sells its single premium annuities, excluding financial institution production (discussed below), primarily through a retail network of approximately 75 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct approximately 1,600 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain financial institutions and through independent agents and brokers. The table below highlights the percentage of AFG’s total annuity premiums generated through its top five financial institution relationships (ranked based on 2018 statutory premiums):

	2018	2017
Wells Fargo & Company	7.4%	8.1%
The PNC Financial Services Group, Inc.	6.6%	9.1%
Regions Financial Corporation	4.8%	6.5%
LPL Financial	4.8%	5.5%
BB&T Corporation	3.7%	5.5%
In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. AFG sells its education market annuities through regional and national agencies.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable products in all states except New York and Vermont. At December 31, 2018, AFG had approximately 536,000 annuity policies in force. The states that accounted for 5% or more of AFG’s statutory annuity premiums in 2018 and the comparable preceding years are shown below:

	2018	2017	2016
California	10.2%	10.0%	9.8%
Florida	8.1%	7.3%	8.5%
Pennsylvania	5.5%	6.1%	7.2%
Ohio	5.2%	5.4%	5.2%
Texas	5.1%	5.1%	4.6%

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

Other Operations

AFG ceased new sales of long-term care insurance in January 2010 and sold substantially all of its run-off long-term care business in December 2015. The legal entities sold in 2015, United Teacher Associates Insurance Company and Continental General Insurance Company, contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Renewal premiums on the remaining small block of long-term care policies (which are guaranteed renewable) covering approximately 1,500 lives will be accepted unless those policies lapse. At December 31, 2018, AFG’s long-term care insurance reserves were $45 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 97,000 policies and $10.82 billion gross ($3.13 billion net of reinsurance) of life insurance in force at December 31, 2018. Renewal premiums, net of reinsurance, were $21 million in 2018, $17 million in 2017 and $18 million in 2016. At December 31, 2018, AFG’s life insurance reserves were $292 million, net of reinsurance recoverables.

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina) and Palm Beach (Sailfish Marina and Resort). These operations employed approximately 300 full-time employees at December 31, 2018.

Investment Portfolio

General

A summary of AFG’s fixed maturities and equity securities is shown in Note E — “Investments” to the financial statements. For additional information on AFG’s investments, see Item 7 — Management’s Discussion and Analysis — “Investments.” AFG’s earned yield (net investment income divided by average invested assets) on fixed maturities was 4.4% for both 2018 and 2017 and 4.5% for 2016.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and common stocks and equivalents to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2018	2017	2016
Total return on AFG’s fixed maturities	1.3%	5.9%	4.7%
Barclays Capital U.S. Universal Bond Index	(0.3%)	4.1%	3.9%

Total return on AFG’s common stocks and equivalents	(12.0%)	15.8%	12.5%
Standard & Poor’s 500 Index	(4.4%)	21.8%	12.0%

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2018 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$25,999	$26,091	62%
BBB	12,195	12,042	29%
Total investment grade	38,194	38,133	91%
BB	700	682	2%
B	261	254	—%
CCC, CC, C	588	688	2%
D	202	233	—%
Total non-investment grade	1,751	1,857	4%
Not rated	1,892	2,007	5%
Total	$41,837	$41,997	100%

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 9% of AFG’s fixed maturity investments are MBS. At December 31, 2018, 98% (based on statutory carrying value of $41.81 billion) of AFG’s fixed maturity investments held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2019 from its insurance subsidiaries without seeking regulatory approval is approximately $1.30 billion.

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

Neon, AFG’s UK-based Lloyd’s insurer, is subject to regulation by Lloyd’s, including the establishment of capital requirements and approval of business plans, and the Prudential Regulation Authority.

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

For the year ended December 31, 2018, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

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

Worldwide financial markets have, from time to time, experienced significant and unpredictable disruption. A prolonged economic downturn would result in heightened credit risk, reduced valuation of certain investments and decreased economic activity.

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

As of December 31, 2018, approximately 87% of AFG’s investment portfolio holdings consisted of fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new and floating-rate fixed maturity investments, thereby reducing AFG’s net investment income, while an increase in interest rates may reduce the value of AFG’s existing fixed maturity investments, which primarily have fixed interest rates. The value of AFG’s fixed maturity investments is also subject to credit risk as certain investments may default or become impaired due to deterioration in the financial condition of issuers of those investments. If a decline in the fair value of a specific investment (below its amortized cost) is considered to be other-than-temporary, a provision for impairment would be charged to earnings.

Despite modest increases in the past year, long-term interest rates have remained at historical lows for an extended period. In addition, central banks in some countries have pursued largely unprecedented negative interest rate policies in recent years, the consequences of which are uncertain. The continuation of the current low interest rate environment or a deflationary environment with negative interest rates could affect business behavior in ways that are adverse to AFG and could constrict AFG’s net investment income.

As of December 31, 2018, mortgage-backed securities constituted approximately 9% of AFG’s fixed maturity portfolio. In addition to the risks applicable to the entire fixed maturity investment portfolio, changes in interest rates can expose AFG to prepayment risks on mortgage-backed securities. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid down more quickly, requiring AFG to reinvest the proceeds at the then current market rates, which may be lower than on the securities repaid.

Changes in interest rates could adversely affect AFG’s results of operations.

The profitability of AFG’s annuity segment is largely dependent on the spread between what it earns on its investments and the crediting rate it pays on its annuity contracts plus expenses incurred.

Both rising and declining interest rates can negatively affect AFG’s annuity results. Most of AFG’s annuity products have guaranteed minimum crediting rates. Although AFG could reduce the average crediting rate on a substantial portion of its traditional fixed and fixed-indexed annuities during periods of low or falling interest rates, AFG may not be able to fully offset the decline in investment earnings with lower crediting rates.

During periods of rising interest rates, AFG may experience competitive pressure to increase crediting rates to avoid a decline in sales or increased surrenders, thus resulting in lower spreads. In addition, an increase in surrenders could require the sale of investments at a time when the prices of those assets are lower due to the increase in market rates, which may result in realized investment losses.

Intense competition could adversely affect AFG’s results of operations.

The property and casualty insurance segment operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The lines of business in this segment compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers may be taxed at lower rates, which may result in a competitive advantage over AFG. The property and casualty insurance segment also competes with self-insurance plans, captive programs and risk retention groups. Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, price, commissions, ratings and financial strength. Peer companies and competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: Alleghany Corp., American International Group Inc., American National Insurance Company, AmTrust Financial Services, Inc., Arch Capital Group Ltd., Chubb Ltd., Cincinnati Financial Corp., CNA Financial Corp., Fairfax Financial Holdings Ltd. (Zenith National), The Hartford Financial Services Group, Inc., Lancer Insurance Company, Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), Protective Insurance Company, RLI Corp., The Travelers Companies, Inc., Tokio Marine Holdings, Inc. (HCC Insurance, Philadelphia Consolidated), W.R. Berkley Corp., AXA (XL Group Ltd.) and Zurich Insurance Group Ltd.

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

Annuity premiums generated through financial institutions represented 42% of AFG’s annuity premiums in 2018. In 2018, two large financial institutions accounted for 34% of AFG’s total sales through financial institutions and 14% of AFG’s overall annuity sales. In the financial institutions annuity market, AFG competes directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale. Loss of a substantial portion of this business coupled with a failure to replace these financial institutions if they significantly reduce sales of AFG annuities could reduce AFG’s future growth.

AFG’s revenues could be adversely affected if it is not able to attract and retain independent agents.

AFG’s reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG’s competitors also rely significantly on the independent agency market. Some of AFG’s competitors offer a wider variety of products, lower prices for insurance coverage or higher commissions. A reduction in the number of independent agencies marketing AFG’s products, the failure of agencies to successfully market AFG’s products, changes in the strategy or operations of agencies (including agency consolidation) or the choice of agencies to reduce their writings of AFG products could adversely affect AFG’s revenues and profitability.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect AFG’s results of operations.

AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions. As of December 31, 2018, AFG has $3.35 billion of recoverables from reinsurers on its balance sheet.

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

Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. For example, on December 22, 2017, the U.S. enacted The Tax Cuts and Jobs Act of 2017 (“TCJA”), which significantly reformed the U.S. tax code. Clarifications and interpretations of the TCJA may adversely affect our expected effective tax rate and the realization of deferred taxes.

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

On April 18, 2018, the U.S. Securities and Exchange Commission released a package of regulatory proposals to enhance standards of conduct owed by broker-dealers to their clients known as Regulation Best Interest. If adopted as proposed,

Regulation Best Interest would heighten the standards that registered representatives need to meet when making a recommendation by requiring them to act in the best interest of the retail customer at the time of the recommendation. Regulation Best Interest would require a registered representative to (i) disclose to the customer the material facts relating to scope and terms of the relationship, (ii) exercise reasonable diligence, care, skill and prudence in recommending a product that is in the customer’s best interest, and (iii) eliminate or, at a minimum, disclose, material conflicts of interests.

Existing insurance-related laws and regulations may become more restrictive in the future or new restrictive laws may be enacted; it is not possible to predict the potential effects of these laws and regulations. The costs of compliance or the failure to comply with existing or future regulations could impose significant burdens on AFG.

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

The occurrence of one or more terrorist attacks could cause significant losses from insurance claims that could adversely affect AFG’s profitability. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is also limited. Although TRIPRA provides benefits for certified acts of terrorism that exceed a certain threshold of industry losses ($160 million in 2018, increasing by $20 million annually to $200 million by 2020), those benefits are subject to a deductible and other limitations. In 2019, AFG would have to sustain losses from terrorism of nearly $700 million to be eligible for reinsurance under the program. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. Finally, the program currently expires at the end of 2020, and the elimination or modification of the program, or a failure to extend the program, could adversely affect AFG’s property and casualty insurance business through increased exposure to a catastrophic level of terrorism losses.

AFG may experience difficulties with technology or data security, which could have an adverse effect on its business or reputation.

AFG uses computer systems and services to store, retrieve, evaluate and utilize company and customer data and information. Systems failures or outages could compromise AFG’s ability to perform business functions in a timely manner, which could harm its ability to conduct business and hurt its relationships with business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, malicious software, a terrorist attack or war, AFG’s systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if AFG’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company’s data or systems are disabled or destroyed.

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

AFG and certain of its third-party vendors collect and store sensitive data in the ordinary course of AFG’s business, including personal identification information of its employees and that of its customers, vendors, investors and other third parties. In connection with AFG’s property and casualty insurance operations, data may include medical information. AFG is subject to numerous federal, state and international laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. If any disruption or security breach results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others, it could damage AFG’s reputation, affect its relationships with customers and clients, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

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

Ineffective use of options in the fixed-indexed and variable-indexed annuity business could affect AFG’s results of operations.

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the options will generally offset the economic change in the liabilities from the index participation. However, this strategy may not be fully effective at mitigating risk exposures in all market conditions or against all types of risk. In addition, AFG’s use of options may not be sufficient to completely hedge the associated risks or AFG may decide not to hedge all of the risks to which it is exposed.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG’s annuity business could adversely affect AFG’s results of operations.

The earnings on AFG’s annuity products depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs. These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), benefit utilization rates, equity market performance, the cost of options used in the fixed-indexed (including variable-indexed) annuity business, mortality, surrenders, annuitizations and other withdrawals. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above.

The modification or elimination of the London Inter-Bank Offering Rate may adversely affect AFG’s results of operations.

The modification or elimination of the London Inter-Bank Offered Rate (“LIBOR”), a long-standing benchmark interest rate for floating-rate financial contracts, may adversely affect the interest rates on and fair value of AFG’s floating rate investments, interest rate swaps, Federal Home Loan Bank advances and any other assets or liabilities whose value is tied to LIBOR. In addition, the majority of the assets and liabilities of the collateralized loan obligations that AFG manages and consolidates are tied to LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. Proposals for alternative reference rates for dollars and other currencies have been announced or have already begun publication. Markets are slowly developing in response to these new rates but questions around liquidity in these alternative reference rates and how to appropriately adjust these alternative reference rates to eliminate any economic value transfer at the time of transition persist. At this time, AFG cannot predict the overall effect of the modification or elimination of LIBOR or the establishment of alternative benchmark rates.

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

Statutory capital requirements set by the NAIC and the various state insurance regulatory bodies establish regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for insurance companies. Statutory surplus and RBC ratios may change in a given year based on a number of factors, including statutory earnings/losses, reserve changes, excess capital held to support growth, equity market and interest rate changes, the value of investment securities, and changes to the RBC formulas. Increases in the amount of capital or reserves that AFG’s larger insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company or require capital contributions. Any reduction in the RBC ratios of AFG’s insurance subsidiaries could also adversely affect their financial strength ratings as determined by rating agencies.

Adverse developments in the financial markets may limit AFG’s access to capital.

Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2018. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.

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

Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 10.9% of AFG’s outstanding Common Stock as of February 1, 2019. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management, including over matters requiring shareholder approval. Such concentrated ownership could prevent an acquisition of AFG at a price which other shareholders may find attractive.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.

The price of AFG’s Common Stock, which is listed on the NYSE, constantly changes. During 2018, AFG’s Common Stock traded at prices ranging between $84.18 and $121.69. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

ITEM 2

Properties

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States and internationally, including the Company’s headquarters in Cincinnati, Ohio. Subsidiaries of AFG own several other buildings in downtown Cincinnati. AFG and its affiliates occupy approximately half of the aggregate 670,000 square feet of commercial and office space in these buildings. A property and casualty insurance subsidiary occupies approximately 93% of the 281,000 square feet of rentable office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1 — Business — “Other Operations” for a discussion of AFG’s other commercial real estate operations.

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

PART II
ITEM 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 5,500 shareholders of record of AFG Common Stock at February 1, 2019.

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2018 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)
First Nine Months	—	$—	—	4,132,838
Fourth Quarter:
October	12,500	99.48	12,500	4,120,338
November	—	—	—	4,120,338
December	53,089	91.95	53,089	3,000,000
Total	65,589	$93.38	65,589

(a)
Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in December 2014 and February 2016. On December 31, 2018, 1,067,249 shares that were authorized in December 2014 expired. In February 2019, AFG’s Board of Directors authorized the repurchase of two million additional shares.

In addition, AFG acquired 26,520 shares of its Common Stock (at an average of $111.91 per share) in the first nine months of 2018 in connection with its stock incentive plans.

Stock Performance Graph   The following graph compares performance of AFG Common Stock during the five year period from December 31, 2013 through December 31, 2018 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”), (ii) the S&P 500 Property & Casualty Insurance Index and (iii) the S&P 500 Life & Health Index. The graph assumes that an initial investment of $100 was made on December 31, 2013 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

	As of December 31,
	2013	2014	2015	2016	2017	2018
AFG	$100	$109	$133	$167	$216	$188
S&P 500 Index	100	114	115	129	157	150
S&P 500 P&C Index (b)	100	116	127	147	180	171
S&P 500 Life & Health Index (c)	100	102	96	119	139	110

(a)
Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.

(b)
The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2018 (weighted by market capitalization): The Allstate Corporation, Chubb Limited, Cincinnati Financial Corporation, The Progressive Corporation and The Travelers Companies, Inc.

(c)
The S&P 500 Life & Health Insurance Index included the following companies at December 31, 2018 (weighted by market capitalization): Aflac Incorporated, Brighthouse Financial Inc., Lincoln National Corporation, MetLife Inc., Principal Financial Group, Inc., Prudential Financial, Inc., Torchmark Corporation and Unum Group.

ITEM 6

Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2018	2017	2016	2015	2014
Earnings Statement Data:
Total revenues	$7,150	$6,865	$6,498	$6,145	$5,733
Earnings before income taxes	639	724	787	565	626
Net earnings, including noncontrolling interests	517	477	668	370	406
Less: Net earnings (loss) attributable to noncontrolling interests	(13)	2	19	18	(46)
Net earnings attributable to shareholders	530	475	649	352	452

Earnings attributable to shareholders per Common Share:
Basic — GAAP	$5.95	$5.40	$7.47	$4.02	$5.07
Diluted — GAAP	5.85	5.28	7.33	3.94	4.97
Core net operating earnings per share (diluted) (a)	8.40	6.55	6.03	5.44	4.82

Cash dividends paid per share of Common Stock (b)	$4.45	$4.7875	$2.1525	$2.03	$1.91
Ratio of earnings to fixed charges including annuity benefits (c)	1.54	1.72	1.85	1.66	1.90

Balance Sheet Data:
Cash and investments	$48,498	$46,048	$41,433	$37,736	$36,210
Total assets	63,456	60,658	55,072	49,837	47,513
Property and casualty insurance reserves:
Unpaid losses and loss adjustment expenses	9,741	9,678	8,563	8,127	7,872
Unearned premiums	2,595	2,410	2,171	2,060	1,956
Annuity benefits accumulated	36,616	33,316	29,907	26,622	23,764
Life, accident and health reserves	635	658	691	705	2,175
Long-term debt	1,302	1,301	1,283	998	1,039
Shareholders’ equity	4,970	5,330	4,916	4,592	4,879
Less:
Net unrealized gains related to fixed maturities (d)	72	606	299	279	604
Appropriated retained earnings	—	—	—	—	(2)
Adjusted shareholders’ equity (e)	4,898	4,724	4,617	4,313	4,277

Book value per share	$55.66	$60.38	$56.55	$52.50	$55.62
Adjusted book value per share (e)	54.86	53.51	53.11	49.32	48.76

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

(b)
AFG increased its quarterly dividend in October of each of the last five years as follows: increased to $0.40 per share in 2018, $0.35 per share in 2017, $0.3125 per share in 2016, $0.28 per share in 2015, and $0.25 per share in 2014. In addition, AFG paid special cash dividends of $3.00 per share in 2018, $3.50 per share in 2017 and $1.00 per share in 2016, 2015 and 2014.

(c)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in earnings or losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of earnings to fixed charges excluding annuity benefits was 7.86, 7.67, 8.62, 6.58 and 7.95 for 2018, 2017, 2016, 2015 and 2014, respectively. Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and

Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

(d)
Net unrealized gains related to fixed maturities, which includes net unrealized gains (losses) on cash flow hedges, is part of accumulated other comprehensive income and is shown net of related adjustments to deferred policy acquisition costs and certain liabilities in the annuity, long-term care and life businesses.

(e)
Adjusted shareholders’ equity and adjusted book value per share exclude appropriated retained earnings and net unrealized gains related to fixed maturity securities. Management believes that investors find a measurement of shareholders’ equity excluding these items to be meaningful as (i) the unrealized gains related to fixed maturities fluctuates with changes in interest rates in a way that is primarily only meaningful to AFG if it sells those investments and (ii) appropriated retained earnings represented amounts that will ultimately inure to the debt holders of the collateralized loan obligations managed by AFG as reported under accounting guidance that was no longer applicable beginning in 2016.

ITEM 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	27	Results of Operations	49
Overview	27	General	49
Critical Accounting Policies	28	Results of Operations — Fourth Quarter	51
Liquidity and Capital Resources	28	Segmented Statement of Earnings	51
Ratios	28	Property and Casualty Insurance	52
Condensed Consolidated Cash Flows	29	Annuity	62
Parent and Subsidiary Liquidity	30	Holding Company, Other and Unallocated	70
Condensed Parent Only Cash Flows	32	Results of Operations — Full Year	74
Contractual Obligations	33	Segmented Statement of Earnings	74
Off-Balance Sheet Arrangements	33	Property and Casualty Insurance	76
Investments	33	Annuity	87
Uncertainties	37	Holding Company, Other and Unallocated	96
Managed Investment Entities	44	Recent and Pending Accounting Standards	99

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

At December 31, 2018, AFG (parent) held approximately $223 million in cash and securities and had $500 million available under a bank line of credit, which expires in June 2021.

Results of Operations

Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed, fixed-indexed and variable-indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets.

AFG reported a fourth quarter 2018 net loss attributable to shareholders of $29 million ($0.33 per share, diluted) compared to net earnings attributable to shareholders of $166 million ($1.84 per share, diluted) in the fourth quarter of 2017, reflecting:

•
net realized losses on securities in the fourth quarter of 2018 compared to net realized gains on securities in the fourth quarter of 2017. The 2018 period reflects the change in the fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018,

•	lower earnings in the annuity segment,

•	lower underwriting profit in the property and casualty insurance segment,

•	higher net investment income in the property and casualty insurance segment,

•	lower interest charges on borrowed money,

•	lower holding company expenses,

•	a lower corporate income tax rate,

•	the fourth quarter 2017 loss on retirement of debt,

•	the fourth quarter 2017 tax benefit related to the Neon Underwriting Ltd. (“Neon”) restructuring, and

•	the fourth quarter 2017 tax expense related to the change in the U.S. corporate tax rate.

Full year 2018 net earnings attributable to AFG’s shareholders were $530 million ($5.85 per share, diluted) compared to $475 million ($5.28 per share, diluted) in 2017, reflecting:

•	higher underwriting profit in the property and casualty insurance segment due primarily to lower catastrophe losses and lower special charges to increase asbestos and environmental reserves,

•	net realized losses on securities in 2018 compared to net realized gains on securities in 2017,

•	higher net investment income in the property and casualty insurance segment,

•	lower interest charges on borrowed money,

•	lower holding company expenses,

•	a lower corporate income tax rate,

•	lower earnings in the annuity segment,

•	income from the sale of real estate in 2017,

•	the 2017 loss on retirement of debt,

•	the fourth quarter 2017 tax benefit related to the Neon restructuring, and

•	the fourth quarter 2017 tax expense related to the change in the U.S. corporate tax rate.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the measurement of the derivatives embedded in fixed-indexed and variable-indexed annuity liabilities,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of other-than-temporary impairments.

See “Liquidity and Capital Resources — Uncertainties” for a discussion of insurance reserves, recoverables from reinsurers, indexed annuity embedded derivatives and contingencies related to American Premier’s former operations and “Liquidity and Capital Resources — Investments” for a discussion of impairments on investments. Deferred policy acquisition costs (“DPAC”) and certain liabilities related to annuities are amortized in relation to the present value of expected gross profits on the policies. Assumptions considered in determining expected gross profits involve significant judgment and include management’s estimates of interest rates and investment spreads, surrenders, annuitizations, renewal premiums and mortality. Should actual experience require management to change its assumptions (commonly referred to as “unlocking”), a charge or credit would be recorded to adjust DPAC or annuity liabilities to the levels they would have been if the new assumptions had been used from the inception date of each policy.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 25% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2018	2017
Principal amount of long-term debt	$1,318	$1,318
Total capital	6,218	6,046
Ratio of debt to total capital:
Including subordinated debt	21.2%	21.8%
Excluding subordinated debt	16.4%	16.8%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and independent ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate (if any), to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments).

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.54 for the year ended December 31, 2018. Excluding annuity benefits, this ratio was 7.86. The ratio excluding annuity benefits is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2018, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$2,083	$1,804	$1,150
Net cash used in investing activities	(5,350)	(3,292)	(2,981)
Net cash provided by financing activities	2,444	1,719	2,718
Net change in cash and cash equivalents	$(823)	$231	$887

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $148 million in 2018, increased cash flows from operating activities by $60 million in 2017 and reduced cash flows from operating activities by $279 million in 2016, accounting for a $88 million increase in cash flows from operating activities in 2018 compared to 2017 and a $339 million increase in cash flows from operating activities in 2017 compared to 2016. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.94 billion, $1.74 billion and $1.43 billion in 2018, 2017 and 2016, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $5.35 billion in 2018 compared to $3.29 billion in 2017, an increase of $2.06 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $2.76 billion in 2018 and $1.99 billion in 2017, which is the primary source of AFG’s cash used in investing activities. In addition, AFG’s cash on hand decreased by $823 million during 2018 as AFG invested a large portion of its cash on hand at December 31, 2017. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $169 million use of cash in 2018 compared to a $205 million use of cash in 2017, accounting for a $36 million decrease in net cash used in investing activities in 2018 compared to 2017. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $3.29 billion in 2017 compared to $2.98 billion in 2016, an increase of $311 million. Purchases of fixed maturities and equity securities exceeded maturities, redemptions and sales by $2.95 billion in 2017 compared to $2.04 billion in 2016, accounting for a $912 million increase in cash used in investing activities in 2017 compared to 2016. Settlements of equity index call options exceeded purchases by $285 million in 2017 compared to purchases exceeding settlements by $110 million in 2016, accounting for a $395 million decrease in cash used in investing activities. In general, purchases of equity index call options have increased due to growth in the fixed-indexed annuity business while proceeds from settlements of equity options are impacted by the performance of the stock market during the term of the options. Net investment activity in the managed investment entities was a $205 million use of cash in 2017 compared to a $364 million use of cash in 2016, accounting for a $159 million decrease in net cash used in investing activities in 2017 compared to 2016.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $2.44 billion in 2018 compared to $1.72 billion in 2017, an increase of $725 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $2.76 billion in 2018 compared to $1.99 billion in 2017, resulting in a $773 million increase in net cash provided by financing activities in 2018 compared to 2017. During 2018, AFG had no additional long-term borrowings or repayments as compared to $712 million of additional long-term debt borrowings and $745 million of debt repayments in 2017. During 2018, AFG repurchased $6 million of its Common Stock compared to no shares in 2017. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $3.00 per share and $3.50 per share of American Financial Group Common Stock in 2018 and 2017, respectively, which resulted in total cash dividends of $394 million in 2018 compared to $417 million in 2017. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $48 million in 2018 compared to $146 million in 2017, accounting for a $98 million decrease in net cash provided by financing activities in 2018 compared to 2017. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2018.

In 2018, AFG paid special cash dividends of $3.00 per share of AFG Common Stock ($1.50 per share in May and November) totaling approximately $267 million and repurchased 65,589 shares of its Common Stock for $6 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At December 31, 2018, GALIC had $1.1 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.15% to 0.24% over LIBOR (average rate of 2.68% at December 31, 2018). While these advances must be repaid between 2019 and 2021 ($445 million in 2019, $40 million in 2020 and $611 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At December 31, 2018, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

In the fourth quarter of 2018, GALIC, AFG’s primary annuity subsidiary, entered into a reinsurance treaty with Hannover Life Reassurance Company of America that transfers the risk of certain surrender activity in GALIC’s fixed-indexed annuity business. This treaty meets the statutory risk transfer rules and resulted in a $510 million increase in statutory surplus (through an after-tax reserve credit). The treaty reduces statutory capital and surplus volatility related to GALIC’s fixed-indexed annuity policies from stock market fluctuations, which could impact GALIC’s risk-based capital and the amount of dividends available in future periods. Under GAAP, this transaction does not meet the GAAP insurance risk transfer criteria and did not have a material impact on AFG’s financial statements.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). AFG began selling policies with GMIRs below 2% in 2003; almost all new business since late 2010 has been issued with a 1% GMIR. At December 31, 2018, AFG could reduce the average crediting rate on approximately $28 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 119 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at December 31,
GMIR	2018	2017	2016
1 — 1.99%	79%	76%	72%
2 — 2.99%	4%	5%	6%
3 — 3.99%	8%	10%	12%
4.00% and above	9%	9%	10%

Annuity benefits accumulated (in millions)	$36,616	$33,316	$29,907

For statutory accounting purposes, equity securities of non-affiliates and equity call and put options used in the fixed-indexed annuity business are generally carried at fair value. At December 31, 2018, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.76 billion and equity index call and put options with a net fair value of $183 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

Condensed Parent Only Cash Flows   AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$215	$578	$555
Net cash provided by (used in) investing activities	10	(63)	(560)
Net cash provided by (used in) financing activities	(366)	(413)	13
Net change in cash and cash equivalents	$(141)	$102	$8

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $215 million in 2018 compared to $578 million in 2017 and $555 million in 2016. The $363 million decrease in net cash provided by operating activities in 2018 as compared to 2017 was due to lower dividends received from subsidiaries in 2018 as compared to 2017. The $23 million increase in net cash provided by operating activities in 2017 as compared to 2016 was due to lower taxes paid, partially offset by lower dividends received from subsidiaries for those comparable periods.

Parent Net Cash Provided by (Used in) Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash provided by investing activities was $10 million in 2018 compared to net cash used in investing activities of $63 million in 2017 and $560 million in 2016. The $10 million in net cash provided by investing activities in 2018 and the $63 million of net cash used in investing activities in 2017 are significantly lower than the $560 million in net cash used in investing activities in 2016 due primarily to 2016 capital contributions to a subsidiary to fund the acquisition of the noncontrolling interest in National Interstate Corporation.

Parent Net Cash Provided by (Used in) Financing Activities   Parent company financing activities consist primarily of repurchases of AFG Common Stock, dividends to shareholders, the issuance and retirement of long-term debt and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $366 million in 2018 compared to $413 million in 2017 and net cash provided by financing activities of $13 million in 2016. The $47 million decrease in net cash used in financing activities in 2018 as compared to 2017 reflects lower net redemptions of long-term debt in 2018 and decreased dividends (due primarily to special dividends of $3.00 per share in 2018 compared to $3.50 per share in 2017). The $426 million increase in net cash used in financing activities in 2017 as compared to 2016 reflects higher net redemptions of long-term debt in 2017 and increased dividends (due primarily to special dividends of $3.50 per share in 2017 compared to $1.00 per share in 2016), partially offset by the absence of American Financial Group, Inc. Common Stock repurchases in 2017.

Contractual Obligations   The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$43,588	$3,493	$8,598	$9,341	$22,156
Life, accident and health liabilities (a)	1,363	114	195	199	855
Property and casualty unpaid losses and loss adjustment expenses (b)	9,741	2,630	2,572	1,101	3,438
Long-term debt, including interest	2,862	60	120	120	2,562
Operating leases	326	65	107	75	79
Total	$57,880	$6,362	$11,592	$10,836	$29,090

(a)
Amounts presented in the table represent estimated cash payments under such contracts, based on significant assumptions related to mortality, morbidity, lapse, renewal, retirement and annuitization. These assumptions also include interest and index crediting consistent with assumptions used to amortize DPAC and assess loss recognition. All estimated cash payments are undiscounted for the time value of money. As a result, total outflows for all years exceed the corresponding liabilities of $36.62 billion for annuity benefits accumulated and $635 million for life, accident and health reserves included in AFG’s Balance Sheet as of December 31, 2018. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $651 million as follows: Within 1 year — $65 million; 2-3 years — $113 million; 4-5 years — $85 million; and thereafter — $388 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $2.94 billion as follows: Within 1 year — $800 million; 2-3 years — $800 million; 4-5 years — $300 million; and thereafter — $1.04 billion. Actual payments and their timing could differ significantly from these estimates.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2018.

Off-Balance Sheet Arrangements   See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments   AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2018, contained $42.00 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $105 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.63 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $187 million in equity securities carried at fair value with holding gains and losses included in net investment income.

As detailed in Note E — “Investments — Net Unrealized Gain on Marketable Securities” to the financial statements, unrealized gains and losses on AFG’s fixed maturity securities are included in shareholders’ equity after adjustments for related changes in DPAC and certain liabilities related to annuity, long-term care and life businesses, noncontrolling interests and deferred income taxes. DPAC and certain other balance sheet amounts applicable to annuity, long-term care and life businesses are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in accumulated other comprehensive income in AFG’s Balance Sheet.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2018, the average life of AFG’s fixed maturities was about 6 years.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2018 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$42,102
Percentage impact on fair value of 100 bps increase in interest rates	(4.5%)
Pretax impact on fair value of fixed maturity portfolio	$(1,895)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	800
Estimated pretax impact on accumulated other comprehensive income	(1,095)
Deferred income tax	230
Estimated after-tax impact on accumulated other comprehensive income	$(865)

Approximately 91% of the fixed maturities held by AFG at December 31, 2018, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2018, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of both the residential and commercial MBS is approximately 4-1/2 years.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$170	$168	99%	$(2)	100%
Non-agency prime	967	1,098	114%	131	28%
Alt-A	972	1,074	110%	102	31%
Subprime	369	406	110%	37	27%
Commercial	905	920	102%	15	94%
	$3,383	$3,666	108%	$283	49%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2018, 96% (based on statutory carrying value of $3.33 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 17% of AFG’s fixed maturity portfolio at December 31, 2018. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2018, approximately 78% of the municipal bond portfolio was held in revenue bonds, with the remaining 22% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2018, is shown in the following table (dollars in millions). Approximately $463 million of available for sale fixed maturity securities had no unrealized gains or losses at December 31, 2018.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$19,866	$21,668
Amortized cost of securities	$19,103	$22,271
Gross unrealized gain (loss)	$763	$(603)
Fair value as % of amortized cost	104%	97%
Number of security positions	3,016	2,324
Number individually exceeding $2 million gain or loss	52	25
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$294	$(11)
States and municipalities	169	(55)
Asset-backed securities	130	(100)
Banks, savings and credit institutions	34	(112)
Manufacturing	24	(80)
Insurance companies	19	(45)
Percentage rated investment grade	87%	96%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2018, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	5%	1%
After one year through five years	25%	16%
After five years through ten years	25%	41%
After ten years	12%	11%
	67%	69%
Asset-backed securities (average life of approximately 4-1/2 years)	18%	28%
Mortgage-backed securities (average life of approximately 4-1/2 years)	15%	3%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2018
Securities with unrealized gains:
Exceeding $500,000 (395 securities)	$5,180	$464	110%
$500,000 or less (2,621securities)	14,686	299	102%
	$19,866	$763	104%
Securities with unrealized losses:
Exceeding $500,000 (342 securities)	$6,392	$(353)	95%
$500,000 or less (1,982 securities)	15,276	(250)	98%
	$21,668	$(603)	97%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2018
Investment grade fixed maturities with losses for:
Less than one year (1,571 securities)	$17,103	$(387)	98%
One year or longer (567 securities)	3,648	(167)	96%
	$20,751	$(554)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (133 securities)	$663	$(24)	97%
One year or longer (53 securities)	254	(25)	91%
	$917	$(49)	95%

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

h)	the continuity of interest payments, maintenance of investment grade ratings and hybrid nature of certain investments,

i)	discussions with issuer management, and

j)	ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2018. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

As discussed in Note A — “Accounting Policies — Investments” to the financial statements, effective January 1, 2018, all equity securities previously classified as “available for sale” are now required to be carried at fair value through net earnings instead of accumulated other comprehensive income and will therefore no longer be evaluated for other-than-temporary impairment.

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

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2018 and gross written premiums for the year ended December 31, 2018.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$679	$1,811	$440	$2,930	$1,000
Workers’ compensation	1,022	1,413	332	2,767	1,293
Other liability — claims made	198	320	247	765	474
Commercial auto/truck liability/medical	236	333	109	678	413
Special property (fire, allied lines, inland marine, earthquake)	379	127	25	531	1,369
Products liability — occurrence	76	152	141	369	142
Commercial multi-peril	153	136	69	358	276
Other lines	191	366	86	643	1,091
Total Statutory	2,934	4,658	1,449	9,041	6,058
Adjustments for GAAP:
Foreign operations	218	441	30	689	759
Deferred gains on retroactive reinsurance	—	34	—	34	—
Loss reserve discounting	(9)	—	—	(9)	—
Other	(14)	—	—	(14)	23
Total Adjustments for GAAP	195	475	30	700	782
Total GAAP Reserves and Premiums	$3,129	$5,133	$1,479	$9,741	$6,840
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

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$44
Workers’ compensation	75
Other liability — claims made	12
Commercial auto/truck liability/medical	10

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2018, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2018	Effect on Net Earnings (b)
Other liability — occurrence	2.2%	$1,223	$(27)
Workers’ compensation	(2.8%)	2,335	65
Other liability — claims made	(2.0%)	556	11
Commercial auto/truck liability/medical	2.0%	478	(10)

(a)	Adverse (favorable), net of tax effect.

(b)	Excludes asbestos and environmental liabilities.

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

AFG recorded adverse prior year reserve development of $48 million in 2018 related to its other liability — occurrence coverage due to continued claim severity increases in excess and umbrella liability coverages as well as late emergence of excess workers’ compensation and Texas non-subscribers workers’ injury claims. AFG recorded adverse prior year reserve development of $37 million in 2017 due to continued severity increases in New York contractor claims, as well as increased claim severity across other excess and umbrella liability coverages and general liability coverages. AFG recorded adverse prior year reserve development of $61 million in 2016 due primarily to increased severity in New York contractor claims.

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

Approximately 25% and 22% of AFG’s workers’ compensation reserves at December 31, 2018 relate to policies written in Florida and California, respectively. The Castellanos v. Next Door Company decision in Florida and the implementation of Senate Bill 863 in California are two examples of recent changes that impacted the workers’ compensation operating environment and added difficulty and uncertainty to the estimation of related liabilities.

AFG recorded favorable prior year reserve development of $127 million in 2018 related to its workers’ compensation coverage due to lower than anticipated claim severity in the southeastern United States and improving claim closure rates in California. AFG recorded favorable prior year reserve development of $79 million in 2017 due to lower than anticipated claim severity and improving claim closure rates, particularly in the southeastern United States and California. AFG recorded favorable prior year reserve development of $85 million in 2016 due to lower than anticipated claim severity and improving claim closure rates.

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

AFG recorded favorable prior year reserve development of $9 million in 2018, $5 million in 2017 and $24 million in 2016 on its D&O business as claim severity was less than expected across several prior accident years.

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

AFG recorded favorable prior year reserve development of $26 million in 2018 for this line of business due primarily to lower than expected claim severity. AFG recorded adverse prior year reserve development of $2 million in 2017 and $28 million in 2016 for this line of business. Claim severity trends had been significantly higher than expected beginning with accident years 2010, but have more recently stabilized.

Reserves of Foreign Operations

Approximately $417 million of the $689 million in gross reserves of foreign operations relate to the operations of Neon Underwriting Limited, AFG’s wholly-owned United Kingdom-based Lloyd’s insurer. Neon writes cargo, cyber, financial lines, marine and energy liability, marine hull and war, personal accident and health, political and trade risk, professional indemnity, property reinsurance and terrorism and political violence insurance. Significant variables in estimating Neon’s loss reserves include:

•	Litigious environment

•	Magnitude of court awards

•	Trends in claim costs, including medical cost inflation

•	Global economic conditions

•	Reporting lag from ceding property insurers

Neon recorded favorable prior year reserve development of $26 million in 2018, due primarily to lower than expected emergence in assumed 2017 property catastrophe losses.

In the fourth quarter of 2017, Neon entered into a reinsurance to close agreement for 2015 and prior years of account, which transfers the responsibility for all of the liabilities that attach to the transferred year of account (gross reserves of $385 million at December 31, 2017) as well as any income due to the closing year of account in return for a premium. The reinsurance to close agreement eliminates any remaining reserve volatility from years of account 2015 and prior, including all medical malpractice exposure. As a result of the reinsurance to close transaction, Neon recorded favorable reserve development of approximately $42 million, including $24 million related to its ongoing lines of business and $18 million that relates to the exited lines of business discussed below. In addition to the prior year reserve development related to the reinsurance to close transaction, Neon recorded favorable prior year reserve development of $29 million in 2017 related to the retained loss reserves across all of Neon’s ongoing lines of business, particularly property lines.

During the second quarter of 2016, Neon completed a strategic review of its business under a new leadership team. As part of its strategic review, Neon sold and/or exited certain historical lines of business including its medical malpractice and general liability classes. As a result of Neon’s claims review of its exited lines of business, AFG recorded a charge of approximately $65 million, including $57 million to increase loss reserves (adverse development) primarily related to Neon’s medical malpractice and general liability lines. In addition to the prior year reserve development related to the Neon exited lines charge, Neon recorded adverse prior year reserve development of $21 million in 2016, attributable to reserve strengthening in several lines of business, including political risk and personal accident.

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

	2018	2017	2016
Before reinsurance (gross)	94.1%	98.9%	92.5%
Effect of reinsurance	(0.3%)	(4.2%)	2.0%
Actual (net of reinsurance)	93.8%	94.7%	94.5%

Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $298 million, including $247 million related to the run-off life business. These recoverables include $210 million directly or indirectly from Hannover Life Reassurance Company of America (rated A+ by A.M. Best).

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2018	2017
Asbestos	$234	$238
Environmental	161	165
A&E reserves, net of reinsurance recoverable	395	403
Reinsurance recoverable, net of allowance	129	125
Gross A&E reserves	$524	$528

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

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of recent bankruptcy filings, and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years, and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net earnings by approximately $33 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2018	2017	2016
Number of policyholders with no indemnity payments:
Asbestos	94	81	87
Environmental	112	101	107
	206	182	194
Number of policyholders with indemnity payments:
Asbestos	49	74	66
Environmental	32	31	28
	81	105	94
Total	287	287	288

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including loss adjustment expenses, were as follows (in millions):

	2018	2017	2016
Asbestos	$9	$11	$12
Environmental	17	12	14
Total	$26	$23	$26

The survival ratio is a measure often used by industry analysts to compare A&E reserves strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2018, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios derived from data published by A.M. Best (as of December 31, 2017) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (% Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2018)	21.8	11.4	15.9
Industry (12/31/2017)	6.6	6.8	6.6

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
An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2018 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel and an outside consultant. As a result of the review, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $6 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

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

As a result of the comprehensive external study completed in the third quarter of 2017, AFG’s property and casualty insurance segment recorded an $89 million pretax special charge to increase its asbestos reserves by $53 million (net of reinsurance) and its environmental reserves by $36 million (net of reinsurance). The increase in property and casualty asbestos reserves reflects increasing life expectancies in the U.S., which have allowed more time for the impacts of asbestos exposure to emerge. AFG’s comprehensive external study incorporates, among other factors, the increase in projected industry ultimate losses attributable to asbestos exposures, as well as revised estimates for future claims emergence. The increase in property and casualty environmental reserves was attributed primarily to increased legal defense costs and a number of claims and sites where the estimated investigation and remediation costs have increased.

As a result of the in-depth internal review completed in the third quarter of 2016, AFG’s property and casualty insurance segment recorded a $36 million pretax special charge to increase its asbestos reserves by $5 million (net of reinsurance) and its environmental reserves by $31 million (net of reinsurance). The increase in property and casualty asbestos reserves was due primarily to increased estimates for indemnity and defense costs. The increase in property and casualty environmental reserves was attributed primarily to increased defense costs and a number of claims and sites where the estimated investigation and remediation costs have increased.

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E study and reviews were $9 million in 2018, $24 million in 2017 and $5 million in 2016. For a discussion of the charges recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $91 million at December 31, 2018. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

Fixed-indexed Annuity Embedded Derivatives   As of December 31, 2018, annuity benefits accumulated in AFG’s Balance Sheet includes $2.72 billion for the fair value of the derivatives embedded in its fixed-indexed and variable-indexed annuities. As discussed in Note F — “Derivatives” to the financial statements, AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. Under GAAP, this index participation is considered an embedded derivative that is required to be carried at fair value in the financial statements. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. The fair value of the embedded derivatives represents an estimate of the present value of projected policyholder benefits from the equity participation in excess of the projected minimum guaranteed contract values based on the estimated present value of certain projected future cash flows. As discussed in Note D — “Fair Value Measurements” to the financial statements, the fair value of the embedded derivatives is impacted by fluctuations in interest rates, the stock market (including the cost of options), policyholder behavior and other factors. Certain of these fluctuations, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

Run-off Long-term Care Insurance   In December 2015, AFG completed the sale of United Teacher Associates Insurance Company and Continental General Insurance Company, the legal entities containing substantially all of its run-off long-term care insurance business, to HC2 Holdings, Inc. (“HC2”) for approximately $13 million in net proceeds. AFG may also receive up to $13 million of additional proceeds from HC2 in the future contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement expiring in 2020. With the completion of this sale, AFG divested substantially all of its long-term care business (96% as measured by net statutory reserves as of November 30, 2015) and retained only a small block of long-term care insurance (1,500 policies) with approximately $45 million of reserves at December 31, 2018. AFG will continue to accept renewal premiums on its remaining outstanding policies, which are guaranteed renewable.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2018
Assets:
Cash and investments	$48,685	$—	$(187)	(a)	$48,498
Assets of managed investment entities	—	4,700	—		4,700
Other assets	10,259	—	(1)	(a)	10,258
Total assets	$58,944	$4,700	$(188)		$63,456
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,336	$—	$—		$12,336
Annuity, life, accident and health benefits and reserves	37,251	—	—		37,251
Liabilities of managed investment entities	—	4,700	(188)	(a)	4,512
Long-term debt and other liabilities	4,385	—	—		4,385
Total liabilities	53,972	4,700	(188)		58,484

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,334	—	—		1,334
Retained earnings	3,588	—	—		3,588
Accumulated other comprehensive income, net of tax	48	—	—		48
Total shareholders’ equity	4,970	—	—		4,970
Noncontrolling interests	2	—	—		2
Total equity	4,972	—	—		4,972
Total liabilities and equity	$58,944	$4,700	$(188)		$63,456

December 31, 2017
Assets:
Cash and investments	$46,262	$—	$(214)	(a)	$46,048
Assets of managed investment entities	—	4,902	—		4,902
Other assets	9,709	—	(1)	(a)	9,708
Total assets	$55,971	$4,902	$(215)		$60,658
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,088	$—	$—		$12,088
Annuity, life, accident and health benefits and reserves	33,974	—	—		33,974
Liabilities of managed investment entities	—	4,902	(215)	(a)	4,687
Long-term debt and other liabilities	4,575	—	—		4,575
Total liabilities	50,637	4,902	(215)		55,324

Redeemable noncontrolling interests	3	—	—		3

Shareholders’ equity:
Common Stock and Capital surplus	1,269	—	—		1,269
Retained earnings	3,248	—	—		3,248
Accumulated other comprehensive income, net of tax	813	—	—		813
Total shareholders’ equity	5,330	—	—		5,330
Noncontrolling interests	1	—	—		1
Total equity	5,331	—	—		5,331
Total liabilities and equity	$55,971	$4,902	$(215)		$60,658

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2018
Revenues:
Insurance net earned premiums	$1,276	$—	$—		$1,276
Net investment income	538	—	4	(b)	542
Realized losses on securities	(238)	—	—		(238)
Income of managed investment entities:
Investment income	—	68	—		68
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(10)	(b)	(11)
Other income	57	—	(4)	(c)	53
Total revenues	1,633	67	(10)		1,690
Costs and Expenses:
Insurance benefits and expenses	1,575	—	—		1,575
Expenses of managed investment entities	—	67	(10)	(b)(c)	57
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,672	67	(10)		1,729
Earnings (loss) before income taxes	(39)	—	—		(39)
Provision (credit) for income taxes	(4)	—	—		(4)
Net earnings (loss), including noncontrolling interests	(35)	—	—		(35)
Less: Net earnings (losses) attributable to noncontrolling interests	(6)	—	—		(6)
Net earnings (loss) attributable to shareholders	$(29)	$—	$—		$(29)

Three months ended December 31, 2017
Revenues:
Insurance net earned premiums	$1,230	$—	$—		$1,230
Net investment income	472	—	(7)	(b)	465
Realized gains on securities	6	—	—		6
Income of managed investment entities:
Investment income	—	55	—		55
Gain on change in fair value of assets/liabilities	—	—	—	(b)	—
Other income	56	—	(4)	(c)	52
Total revenues	1,764	55	(11)		1,808
Costs and Expenses:
Insurance benefits and expenses	1,340	—	—		1,340
Expenses of managed investment entities	—	54	(10)	(b)(c)	44
Interest charges on borrowed money and other expenses	157	—	—		157
Total costs and expenses	1,497	54	(10)		1,541
Earnings before income taxes	267	1	(1)		267
Provision (credit) for income taxes	101	—	—		101
Net earnings, including noncontrolling interests	166	1	(1)		166
Less: Net earnings attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$166	$1	$(1)		$166

(a)
Includes a loss of $4 million in the fourth quarter of 2018 and income of $7 million in the fourth quarter of 2017 representing the change in fair value of AFG’s CLO investments plus $4 million in both the fourth quarter of 2018 and 2017 in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million in both the fourth quarter of 2018 and 2017 in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2018
Revenues:
Insurance net earned premiums	$4,889	$—	$—		$4,889
Net investment income	2,101	—	(7)	(b)	2,094
Realized losses on securities	(266)	—	—		(266)
Income (loss) of managed investment entities:
Investment income	—	255	—		255
Gain (loss) on change in fair value of assets/liabilities	—	(7)	(14)	(b)	(21)
Other income	215	—	(16)	(c)	199
Total revenues	6,939	248	(37)		7,150
Costs and Expenses:
Insurance benefits and expenses	5,885	—	—		5,885
Expenses of managed investment entities	—	248	(37)	(b)(c)	211
Interest charges on borrowed money and other expenses	415	—	—		415
Total costs and expenses	6,300	248	(37)		6,511
Earnings before income taxes	639	—	—		639
Provision for income taxes	122	—	—		122
Net earnings, including noncontrolling interests	517	—	—		517
Less: Net earnings (losses) attributable to noncontrolling interests	(13)	—	—		(13)
Net earnings attributable to shareholders	$530	$—	$—		$530

Year ended December 31, 2017
Revenues:
Insurance net earned premiums	$4,601	$—	$—		$4,601
Net investment income	1,854	—	(23)	(b)	1,831
Realized gains on securities	5	—	—		5
Income of managed investment entities:
Investment income	—	210	—		210
Gain on change in fair value of assets/liabilities	—	22	(10)	(b)	12
Other income	224	—	(18)	(c)	206
Total revenues	6,684	232	(51)		6,865
Costs and Expenses:
Insurance benefits and expenses	5,453	—	—		5,453
Expenses of managed investment entities	—	231	(50)	(b)(c)	181
Interest charges on borrowed money and other expenses	507	—	—		507
Total costs and expenses	5,960	231	(50)		6,141
Earnings before income taxes	724	1	(1)		724
Provision for income taxes	247	—	—		247
Net earnings, including noncontrolling interests	477	1	(1)		477
Less: Net earnings attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$475	$1	$(1)		$475

(a)
Includes income of $7 million and $23 million in 2018 and 2017, respectively, representing the change in fair value of AFG’s CLO investments plus $16 million and $18 million in 2018 and 2017, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $21 million and $32 million in 2018 and 2017, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2016
Revenues:
Insurance net earned premiums	$4,352	$—	$—		$4,352
Net investment income	1,733	—	(37)	(b)	1,696
Realized gains on:
Securities	19	—	—		19
Subsidiaries	2	—	—		2
Income of managed investment entities:
Investment income	—	190	—		190
Gain on change in fair value of assets/liabilities	—	8	7	(b)	15
Other income	241	—	(17)	(c)	224
Total revenues	6,347	198	(47)		6,498
Costs and Expenses:
Insurance benefits and expenses	5,130	—	—		5,130
Expenses of managed investment entities	—	197	(46)	(b)(c)	151
Interest charges on borrowed money and other expenses	430	—	—		430
Total costs and expenses	5,560	197	(46)		5,711
Earnings before income taxes	787	1	(1)		787
Provision for income taxes	119	—	—		119
Net earnings, including noncontrolling interests	668	1	(1)		668
Less: Net earnings attributable to noncontrolling interests	19	—	—		19
Net earnings attributable to shareholders	$649	$1	$(1)		$649

(a)	Includes income of $37 million representing the change in fair value of AFG’s CLO investments plus $17 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $29 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

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

	Three months ended December 31,		Year ended December 31,
	2018	2017	2018	2017	2016
Components of net earnings (loss) attributable to shareholders:
Core operating earnings before income taxes	$199	$283	$932	$865	$840
Pretax non-core items:
Realized gains (losses) on securities	(238)	6	(266)	5	19
Realized gain on long-term care business	—	—	—	—	2
Gain on sale of apartment property	—	—	—	—	32
Special A&E charges	—	—	(27)	(113)	(41)
Neon exited lines charge	—	18	—	18	(65)
Loss on retirement of debt	—	(40)	—	(51)	—
Earnings (loss) before income taxes	(39)	267	639	724	787
Provision (credit) for income taxes:
Core operating earnings	46	86	184	275	290
Non-core items:
Realized gains (losses) on securities	(50)	2	(56)	2	7
Tax benefit related to Neon restructuring	—	(56)	—	(56)	(111)
Tax expense related to change in U.S. corporate tax rate	—	83	—	83	—
Tax benefit related to National Interstate merger	—	—	—	—	(66)
Other	—	(14)	(6)	(57)	(1)
Total provision (credit) for income taxes	(4)	101	122	247	119
Net earnings (loss), including noncontrolling interests	(35)	166	517	477	668
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings	(6)	—	(13)	2	16
Non-core items	—	—	—	—	3
Total net earnings (losses) attributable to noncontrolling interests	(6)	—	(13)	2	19
Net earnings (loss) attributable to shareholders	$(29)	$166	$530	$475	$649

Net earnings (loss):
Core net operating earnings	$159	$197	$761	$588	$534
Non-core items	(188)	(31)	(231)	(113)	115
Net earnings (loss) attributable to shareholders	$(29)	$166	$530	$475	$649

Diluted per share amounts:
Core net operating earnings	$1.75	$2.20	$8.40	$6.55	$6.03
Realized gains (losses) on securities	(2.08)	0.04	(2.31)	0.03	0.16
Realized gain on long-term care business	—	—	—	—	0.01
Gain on sale of apartment property	—	—	—	—	0.17
Special A&E charges	—	—	(0.24)	(0.82)	(0.30)
Neon exited lines charge	—	0.19	—	0.19	(0.73)
Loss on retirement of debt	—	(0.29)	—	(0.37)	—
Tax benefit related to Neon restructuring	—	0.62	—	0.62	1.25
Tax expense related to change in U.S. corporate tax rate	—	(0.92)	—	(0.92)	—
Tax benefit related to National Interstate merger	—	—	—	—	0.74
Net earnings (loss) attributable to shareholders	$(0.33)	$1.84	$5.85	$5.28	$7.33

AFG reported a net loss attributable to shareholders of $29 million in the fourth quarter of 2018 compared to net earnings attributable to shareholders of $166 million in the fourth quarter of 2017. Results for the fourth quarter of 2018 include $188 million in non-core net realized losses on securities. Comparatively, net earnings in the 2017 fourth quarter were adversely impacted by $31 million in net non-core items. The change in the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, contributed to a lower effective tax rate in 2018 as compared to 2017. Core net operating earnings decreased $38 million in the fourth quarter of 2018 compared to the same period in 2017 reflecting lower earnings in the annuity segment and lower underwriting profit in the property and casualty insurance segment, partially offset by higher net investment income in the property and casualty insurance segment, lower holding company expenses and the lower corporate income tax rate. Realized losses on securities in the fourth quarter of 2018 includes the decline in fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018. Included in the $188 million of non-core net realized losses on securities in the fourth quarter of 2018 were $179 million in net losses on equity securities that AFG continued to own at December 31, 2018.

Net earnings attributable to shareholders increased $55 million for the full-year of 2018 compared to the same period in 2017 due primarily to higher core net operating earnings, lower special A&E charges recorded in 2018 compared to 2017, losses on the retirement of debt in 2017 and the 2017 tax expense related to the change in the U.S. corporate tax rate, partially offset by net realized losses on securities in 2018 compared to net realized gains on securities in 2017, the 2017 favorable development in the Neon exited lines in connection with a reinsurance to close transaction and the 2017 tax benefit from restructuring at Neon. Core net operating earnings increased $173 million in 2018 compared to 2017 reflecting higher net investment income in the property and casualty insurance segment, lower interest charges on borrowed money, lower holding company expenses and a lower corporate income tax rate, partially offset by lower earnings in the annuity segment and income from the sale of real estate in 2017. Realized losses on securities in 2018 includes the decline in fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018. Included in the $210 million of non-core net realized losses on securities in 2018 were $214 million in net losses on equity securities that AFG continued to own at December 31, 2018.

Net earnings attributable to shareholders decreased $174 million for the full-year of 2017 compared to the same period in 2016 due primarily to the 2017 tax expense related to the change in the U.S. corporate tax rate, the 2016 tax benefits related to the National Interstate merger and Neon restructuring, higher special A&E charges recorded in 2017 compared to 2016, lower net realized gains on securities in 2017 compared to 2016, a gain on the sale of an apartment property in 2016 and losses on the retirement of debt in 2017, partially offset by a 2016 charge related to the exit of certain lines of business within Neon and favorable development in 2017 on the Neon exited lines in connection with a reinsurance to close transaction, the 2017 tax benefit from restructuring at Neon and higher core net operating earnings. Core net operating earnings increased $54 million in 2017 compared to 2016 reflecting higher earnings in the property and casualty insurance and annuity segments.

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2018 AND 2017

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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2018 and 2017 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,270	$—	$—	$—	$1,270	$—	$1,270
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	115	419	4	4	542	—	542
Realized losses on securities	—	—	—	—	—	(238)	(238)
Income (loss) of MIEs:
Investment income	—	—	68	—	68	—	68
Gain (loss) on change in fair value of assets/liabilities	—	—	(11)	—	(11)	—	(11)
Other income	2	27	(4)	28	53	—	53
Total revenues	1,387	446	57	38	1,928	(238)	1,690

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	797	—	—	—	797	—	797
Commissions and other underwriting expenses	372	—	—	6	378	—	378
Annuity benefits	—	334	—	—	334	—	334
Life, accident and health benefits	—	—	—	8	8	—	8
Annuity and supplemental insurance acquisition expenses	—	56	—	2	58	—	58
Interest charges on borrowed money	—	—	—	16	16	—	16
Expenses of MIEs	—	—	57	—	57	—	57
Other expenses	10	36	—	35	81	—	81
Total costs and expenses	1,179	426	57	67	1,729	—	1,729
Earnings (loss) before income taxes	208	20	—	(29)	199	(238)	(39)
Provision (credit) for income taxes	49	5	—	(8)	46	(50)	(4)
Net earnings (loss), including noncontrolling interests	159	15	—	(21)	153	(188)	(35)
Less: Net earnings (losses) attributable to noncontrolling interests	(6)	—	—	—	(6)	—	(6)
Core Net Operating Earnings	165	15	—	(21)	159
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(188)	(188)	188	—
Net Earnings (Loss) Attributable to Shareholders	$165	$15	$—	$(209)	$(29)	$—	$(29)

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2017
Revenues:
Property and casualty insurance net earned premiums	$1,225	$—	$—	$—	$1,225	$—	$1,225
Life, accident and health net earned premiums	—	—	—	5	5	—	5
Net investment income	86	376	(7)	10	465	—	465
Realized gains on securities	—	—	—	—	—	6	6
Income of MIEs:
Investment income	—	—	55	—	55	—	55
Gain on change in fair value of assets/liabilities	—	—	—	—	—	—	—
Other income	7	24	(4)	25	52	—	52
Total revenues	1,318	400	44	40	1,802	6	1,808

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	734	—	—	—	734	(18)	716
Commissions and other underwriting expenses	336	—	—	9	345	—	345
Annuity benefits	—	257	—	—	257	—	257
Life, accident and health benefits	—	—	—	5	5	—	5
Annuity and supplemental insurance acquisition expenses	—	15	—	2	17	—	17
Interest charges on borrowed money	—	—	—	20	20	—	20
Expenses of MIEs	—	—	44	—	44	—	44
Other expenses	15	31	—	51	97	40	137
Total costs and expenses	1,085	303	44	87	1,519	22	1,541
Earnings before income taxes	233	97	—	(47)	283	(16)	267
Provision for income taxes	69	32	—	(15)	86	15	101
Net earnings, including noncontrolling interests	164	65	—	(32)	197	(31)	166
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings	164	65	—	(32)	197
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	4	4	(4)	—
Neon exited lines charge	18	—	—	—	18	(18)	—
Loss on retirement of debt, net of tax	—	—	—	(26)	(26)	26	—
Tax benefit related to Neon restructuring	56	—	—	—	56	(56)	—
Tax expense related to change in U.S. corporate tax rate	(88)	25	—	(20)	(83)	83	—
Net Earnings Attributable to Shareholders	$150	$90	$—	$(74)	$166	$—	$166

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $208 million in GAAP pretax earnings in the fourth quarter of 2018 compared to $251 million in the fourth quarter of 2017, a decrease of $43 million (17%). Property and casualty core pretax earnings were $208 million in the fourth quarter of 2018 compared to $233 million in the fourth quarter of 2017, a decrease of $25 million (11%). The decrease in GAAP and core pretax earnings reflects lower underwriting profits in the Property and transportation and Specialty casualty sub-segments, partially offset by higher net investment income due to higher earnings from limited partnerships and similar investments. The high returns from limited partnerships and similar investments should not be expected to repeat in future periods. The decrease in GAAP pretax earnings also reflects the impact of favorable development in the fourth quarter of 2017 in the Neon exited lines in connection with a reinsurance to close transaction.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2018 and 2017 (dollars in millions):

	Three months ended December 31,
	2018	2017	% Change
Gross written premiums	$1,613	$1,571	3%
Reinsurance premiums ceded	(405)	(410)	(1%)
Net written premiums	1,208	1,161	4%
Change in unearned premiums	62	64	(3%)
Net earned premiums	1,270	1,225	4%
Loss and loss adjustment expenses (*)	797	734	9%
Commissions and other underwriting expenses	372	336	11%
Core underwriting gain	101	155	(35%)

Net investment income	115	86	34%
Other income and expenses, net	(8)	(8)	—%
Core earnings before income taxes	208	233	(11%)
Pretax non-core Neon exited lines charge	—	18	(100%)
GAAP earnings before income taxes	$208	$251	(17%)

(*) Excludes pretax non-core income of $18 million in the fourth quarter of 2017 representing favorable development related to the Neon exited lines in connection with a reinsurance to close transaction.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	62.7%	59.8%	2.9%
Underwriting expense ratio	29.3%	27.5%	1.8%
Combined ratio	92.0%	87.3%	4.7%

Aggregate — including exited lines
Loss and LAE ratio	62.7%	58.5%	4.2%
Underwriting expense ratio	29.3%	27.5%	1.8%
Combined ratio	92.0%	86.0%	6.0%

AFG’s statutory combined ratio has been better than the U.S. industry average for 31 of the last 33 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.61 billion for the fourth quarter of 2018 compared to $1.57 billion for the fourth quarter of 2017, an increase of $42 million (3%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2018		2017
	GWP	%	GWP	%	% Change
Property and transportation	$651	40%	$626	40%	4%
Specialty casualty	778	48%	737	47%	6%
Specialty financial	184	12%	208	13%	(12%)
	$1,613	100%	$1,571	100%	3%
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for the fourth quarter of 2018 compared to 26% for the fourth quarter of 2017, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2018		2017		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(203)	31%	$(202)	32%	(1%)
Specialty casualty	(197)	25%	(182)	25%	—%
Specialty financial	(42)	23%	(52)	25%	(2%)
Other specialty	37		26
	$(405)	25%	$(410)	26%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.21 billion for the fourth quarter of 2018 compared to $1.16 billion for the fourth quarter of 2017, an increase of $47 million (4%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2018		2017
	NWP	%	NWP	%	% Change
Property and transportation	$448	37%	$424	37%	6%
Specialty casualty	581	48%	555	48%	5%
Specialty financial	142	12%	156	13%	(9%)
Other specialty	37	3%	26	2%	42%
	$1,208	100%	$1,161	100%	4%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.27 billion for the fourth quarter of 2018 compared to $1.23 billion for the fourth quarter of 2017, an increase of $45 million (4%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2018		2017
	NEP	%	NEP	%	% Change
Property and transportation	$479	38%	$485	40%	(1%)
Specialty casualty	613	48%	573	47%	7%
Specialty financial	141	11%	141	11%	—%
Other specialty	37	3%	26	2%	42%
	$1,270	100%	$1,225	100%	4%

The $42 million (3%) increase in gross written premiums in the fourth quarter of 2018 compared to the fourth quarter of 2017 reflects growth in the Property and transportation and Specialty casualty sub-segments, partially offset by lower gross written premiums in the Specialty financial sub-segment. Excluding the impact of the timing of renewal of two large accounts in the Property and transportation sub-segment, gross written premiums increased approximately 1% in the fourth quarter of 2018 compared to the prior year period. Overall average renewal rates increased approximately 2% in the fourth quarter of 2018. Excluding the workers’ compensation business, renewal pricing increased approximately 4%.

Property and transportation Gross written premiums increased $25 million (4%) in the fourth quarter of 2018 compared to the fourth quarter of 2017. This increase was largely the result of a change in the timing of two large policy renewals in one of the transportation businesses from the third quarter to the fourth quarter of 2018. Excluding the impact of the timing of these policy renewals, gross written premiums increased 1% in the fourth quarter of 2018 compared to the fourth quarter of 2017. Lower year-over-year premiums in the crop insurance business and underwriting actions on under-performing accounts in the Singapore branch also impacted fourth quarter premiums. Average renewal rates increased approximately 3% for this group in the fourth quarter of 2018. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the fourth quarter of 2018 compared to the fourth quarter of 2017. Lower cessions in the crop insurance business were partially offset by reinstatement premiums in the aviation business.

Specialty casualty Gross written premiums increased $41 million (6%) in the fourth quarter of 2018 compared to the fourth quarter of 2017. Higher premiums within Neon, resulting from the growth of its portfolio in targeted classes of business, along with growth in several other businesses and the addition of ABA Insurance Services, were partially offset by lower premiums in the workers’ compensation businesses. Average renewal rates for this group were flat in the fourth quarter of 2018. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 4%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable between periods. Higher cessions to AFG’s internal reinsurance program, which is included in Other specialty and higher cessions in the workers’ compensation businesses were offset by lower reinstatement premiums resulting from reinsured hurricane losses in the 2018 period compared to the 2017 period.

Specialty financial Gross written premiums decreased $24 million (12%) in the fourth quarter of 2018 compared to the fourth quarter of 2017, due primarily to the timing of several new accounts in the lending and leasing businesses in 2017. Average renewal rates for this group increased approximately 5% in the fourth quarter of 2018. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the fourth quarter of 2018 compared to the fourth quarter of 2017 reflecting lower cessions in the equipment leasing business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $11 million (42%) in the fourth quarter of 2018 compared to the fourth quarter of 2017, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

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

	Three months ended December 31,			Three months ended December 31,
	2018	2017	Change	2018	2017
Property and transportation
Loss and LAE ratio	68.2%	67.1%	1.1%
Underwriting expense ratio	18.3%	15.5%	2.8%
Combined ratio	86.5%	82.6%	3.9%
Underwriting profit				$64	$84

Specialty casualty
Loss and LAE ratio	63.5%	59.1%	4.4%
Underwriting expense ratio	33.0%	30.9%	2.1%
Combined ratio	96.5%	90.0%	6.5%
Underwriting profit				$22	$58

Specialty financial
Loss and LAE ratio	36.4%	33.1%	3.3%
Underwriting expense ratio	49.1%	53.1%	(4.0%)
Combined ratio	85.5%	86.2%	(0.7%)
Underwriting profit				$20	$19

Total Specialty
Loss and LAE ratio	62.7%	59.8%	2.9%
Underwriting expense ratio	29.3%	27.5%	1.8%
Combined ratio	92.0%	87.3%	4.7%
Underwriting profit				$102	$156

Aggregate — including exited lines
Loss and LAE ratio	62.7%	58.5%	4.2%
Underwriting expense ratio	29.3%	27.5%	1.8%
Combined ratio	92.0%	86.0%	6.0%
Underwriting profit				$101	$173

The Specialty property and casualty insurance operations generated an underwriting profit of $102 million for the fourth quarter of 2018 compared to $156 million in the fourth quarter of 2017, a decrease of $54 million (35%). Lower underwriting profitability in the Specialty casualty sub-segment, due primarily to higher catastrophe losses and lower favorable reserve development at Neon, and lower underwriting profit in the Property and transportation sub-segment, primarily the result of lower crop earnings, contributed to these results. Overall catastrophe losses were $39 million (3.0 points on the combined ratio) in the fourth quarter of 2018 compared to $8 million (0.6 points) in the fourth quarter of 2017. Net reinstatement premiums related to catastrophe losses were less than $1 million in the fourth quarter of 2018. In connection with catastrophe losses incurred in the fourth quarter of 2017, AFG paid $4 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $12 million for the quarter. Losses related to third quarter 2018 catastrophes, primarily Hurricane Florence, developed favorably by $7 million, primarily in the Property and transportation and Specialty financial sub-segments. Losses related to third quarter 2017 catastrophes, specifically Hurricanes Harvey, Irma and Maria, and two earthquakes in Mexico, developed favorably by $25 million during the fourth quarter of 2017 across all property and casualty sub-segments.

Property and transportation Underwriting profit for this group was $64 million for the fourth quarter of 2018 compared to $84 million in the fourth quarter of 2017, a decrease of $20 million (24%). Improved underwriting results in the transportation, property and inland marine and ocean marine operations were more than offset by lower underwriting profits in the agricultural businesses and the Singapore branch. The crop insurance operations reported strong profitability in the fourth quarter of 2018, albeit at lower levels than the fourth quarter of 2017. Catastrophe losses for this group had a favorable impact of $2 million in the fourth quarter of 2018, compared to a favorable impact of $3 million in the 2017 fourth quarter, with catastrophe losses reported from the previous quarter developing favorably in the fourth quarters of both years.

Specialty casualty Underwriting profit for this group was $22 million for the fourth quarter of 2018 compared to $58 million for the fourth quarter of 2017, a decrease of $36 million (62%). Lower underwriting profit within Neon, primarily the result of higher 2018 catastrophe losses and lower year-over-year favorable reserve development due to the fourth quarter 2017 Neon reinsurance to close transaction, and to a lesser extent, lower profitability in the workers’ compensation businesses contributed to the decrease in underwriting profit in the fourth quarter of 2018 compared to the prior year period. Higher underwriting profits in the excess and surplus lines and targeted markets businesses partially offset these results. Catastrophe losses were $28 million (4.7 points on the combined ratio) for the fourth quarter of 2018 compared to $14 million (2.5 points) and related net reinstatement premiums paid of $4 million for the fourth quarter of 2017. Catastrophe losses for the fourth quarter of 2017 include the impact of the favorable reserve development on third quarter catastrophes discussed above.

Specialty financial Underwriting profit for this group was $20 million for the fourth quarter of 2018 compared to $19 million in the fourth quarter of 2017, an increase of $1 million (5%). Each business within this group achieved profitable underwriting results in both periods. Catastrophe losses were $10 million (7.1 points on the combined ratio) for the fourth quarter of 2018 compared to the favorable impact of catastrophes of $5 million (3.7 points) for the fourth quarter of 2017. Catastrophe losses reported from the previous quarter developed favorably in the fourth quarters of both years.

Other specialty This group reported an underwriting loss of $4 million for the fourth quarter of 2018 compared to $5 million in the fourth quarter of 2017, an improvement of $1 million (20%). The underwriting loss in the fourth quarter of 2018 is due primarily to losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments. The underwriting loss in the fourth quarter of 2017 is due primarily to an $8 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment for the fourth quarter of 2017 includes favorable development in the Neon exited lines discussed in more detail below under “Net prior year reserve development.”

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 62.7% for the fourth quarter of 2018 compared to 58.5% for fourth quarter of 2017, an increase of 4.2 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2018	2017	2018	2017	Ratio
Property and transportation
Current year, excluding catastrophe losses	$335	$332	69.9%	68.5%	1.4%
Prior accident years development	(7)	(4)	(1.5%)	(0.8%)	(0.7%)
Current year catastrophe losses	(1)	(3)	(0.2%)	(0.6%)	0.4%
Property and transportation losses and LAE and ratio	$327	$325	68.2%	67.1%	1.1%

Specialty casualty
Current year, excluding catastrophe losses	$413	$376	67.3%	65.8%	1.5%
Prior accident years development	(52)	(52)	(8.5%)	(9.2%)	0.7%
Current year catastrophe losses	28	14	4.7%	2.5%	2.2%
Specialty casualty losses and LAE and ratio	$389	$338	63.5%	59.1%	4.4%

Specialty financial
Current year, excluding catastrophe losses	$48	$51	34.5%	36.0%	(1.5%)
Prior accident years development	(7)	1	(5.2%)	0.8%	(6.0%)
Current year catastrophe losses	10	(5)	7.1%	(3.7%)	10.8%
Specialty financial losses and LAE and ratio	$51	$47	36.4%	33.1%	3.3%

Total Specialty
Current year, excluding catastrophe losses	$818	$774	64.4%	63.3%	1.1%
Prior accident years development	(61)	(49)	(4.7%)	(4.1%)	(0.6%)
Current year catastrophe losses	39	8	3.0%	0.6%	2.4%
Total Specialty losses and LAE and ratio	$796	$733	62.7%	59.8%	2.9%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$819	$774	64.4%	63.3%	1.1%
Prior accident years development	(61)	(66)	(4.7%)	(5.4%)	0.7%
Current year catastrophe losses	39	8	3.0%	0.6%	2.4%
Aggregate losses and LAE and ratio	$797	$716	62.7%	58.5%	4.2%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 64.4% for the fourth quarter of 2018 compared to 63.3% for the fourth quarter of 2017, an increase of 1.1 percentage points.

Property and transportation   The 1.4 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the aviation business and the Singapore branch, partially offset by a decrease in the loss and LAE ratio in the trucking business.

Specialty casualty   The 1.5 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio at Neon.

Specialty financial   The 1.5 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the equipment leasing and financial institutions businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $61 million in the fourth quarter of 2018 compared to $49 million in the fourth quarter of 2017, an increase of $12 million (24%).

Property and transportation   Net favorable reserve development of $7 million in the fourth quarter of 2018 reflects lower than expected claim frequency and severity at National Interstate and lower than expected losses in the crop business. Net favorable reserve development of $4 million in the fourth quarter of 2017 reflects lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine and trucking businesses, partially offset by higher than expected claim severity and frequency in the ocean marine business.

Specialty casualty   Net favorable reserve development of $52 million in the fourth quarter of 2018 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected emergence in assumed 2017 property catastrophe losses at Neon. Net favorable reserve development of $52 million in the fourth quarter of 2017 reflects favorable reserve development on ongoing lines of business within Neon recorded in connection with the reinsurance to close agreement entered into in December 2017 for the 2015 and prior years of account, lower than anticipated claim severity in the workers’ compensation businesses and lower than expected losses in the executive liability business, partially offset by higher than anticipated claim severity in the targeted markets businesses and higher than anticipated severity in New York contractor claims.

In the fourth quarter of 2017, Neon entered into a reinsurance to close agreement for its 2015 and prior years of account, which transfers the responsibility for all of the liabilities that attach to the transferred year of account as well as any income due to the closing year of account in return for a premium. As a result of the reinsurance to close agreement, Neon recorded favorable development of $42 million, of which $24 million related to its ongoing lines of business (included in Specialty casualty) and $18 million related to the exited lines of business (treated as non-core). See “Net prior year reserve development” under “Results of Operations — Property and Casualty Insurance Segment” for the years ended 2018, 2017 and 2016.

Specialty financial   Net favorable reserve development of $7 million in the fourth quarter of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim frequency in run-off businesses. Net adverse reserve development of $1 million in the fourth quarter of 2017 reflects higher than expected claim severity in the financial institutions business, partially offset by lower than anticipated claim frequency and severity in the surety business.

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development for the fourth quarter of 2018 includes net adverse reserve development of $5 million, reflecting adverse development associated with AFG’s internal reinsurance program, partially offset by amortization of deferred gains on retroactive reinsurance. Total Specialty prior year reserve development for the fourth quarter of 2017 includes net adverse reserve development of $6 million, reflecting an $8 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment for the fourth quarter of 2017 includes the favorable development on the Neon exited lines discussed above and adverse reserve development of $1 million related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2018, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Impact of modeled loss on AFG’s
Industry Model	Shareholders’ Equity
100-year event	Less than 1%
250-year event	Less than 3%
500-year event	Approximately 6%
AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $100 million and a separate $25 million per occurrence retention for Neon for losses up to $250 million. AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $104 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $39 million in the fourth quarter of 2018 resulted primarily from Hurricane Michael and wildfires in California. Catastrophe losses of $8 million in the fourth quarter of 2017 resulted primarily from wildfires in California, partially offset by favorable development related to third quarter 2017 catastrophe losses, specifically Hurricanes Harvey, Irma and Maria, and two earthquakes in Mexico.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $372 million in the fourth quarter of 2018 compared to $336 million for the fourth quarter of 2017, an increase of $36 million (11%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 29.3% for the fourth quarter of 2018 compared to 27.5% for the fourth quarter of 2017, an increase of 1.8 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2018		2017		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$88	18.3%	$76	15.5%	2.8%
Specialty casualty	202	33.0%	177	30.9%	2.1%
Specialty financial	70	49.1%	75	53.1%	(4.0%)
Other specialty	12	35.8%	8	36.8%	(1.0%)
	$372	29.3%	$336	27.5%	1.8%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.8 percentage points in the fourth quarter of 2018 compared to the fourth quarter of 2017 reflecting lower premiums in the crop business, which has a lower expense ratio than AFG’s overall Property and transportation group and an increase in the expense ratio in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.1 percentage points in the fourth quarter of 2018 compared to the fourth quarter of 2017 reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group, higher dividends paid to policyholders in the workers’ compensation businesses and lower underwriting, policy administration and claims services fees collected from unaffiliated insurers in the workers’ compensation businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.0 percentage points in the fourth quarter of 2018 compared to the fourth quarter of 2017 reflecting lower profitability-based commissions paid to agents in the financial institutions business and the impact of higher premiums on the ratio in the international operations.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $115 million in the fourth quarter of 2018 compared to $86 million in the fourth quarter of 2017, an increase of $29 million (34%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,
	2018	2017	Change	% Change
Net investment income	$115	$86	$29	34%

Average invested assets (at amortized cost)	$10,651	$10,062	$589	6%

Yield (net investment income as a % of average invested assets)	4.32%	3.42%	0.90%

Tax equivalent yield (*)	4.49%	3.85%	0.64%

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in net investment income in the property and casualty insurance segment for the fourth quarter of 2018 as compared to the fourth quarter of 2017 reflects growth in the property and casualty insurance segment and strong earnings from limited partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.32% for the fourth quarter of 2018 compared to 3.42% for the fourth quarter of 2017, an increase of 0.90 percentage points, reflecting the higher earnings of limited partnerships and similar investments. AFG’s property and casualty insurance operations recorded $22 million in earnings from partnerships and similar investments and AFG-managed CLOs in the fourth quarter of 2018 compared to $6 million in the fourth quarter of 2017, an increase of $16 million (267%). The annualized yield earned on these investments was 13.8% in the fourth quarter of 2018 compared to 4.1% in the prior year period. The high returns from limited partnerships and similar investments should not be expected to repeat in future periods.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $8 million for both the fourth quarter of 2018 and the fourth quarter of 2017. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2018	2017

Other income	$2	$7
Other expenses
Amortization of intangibles	2	2
Other	8	13
Total other expenses	10	15
Other income and expenses, net	$(8)	$(8)

Other income for AFG’s property and casualty insurance operations for the fourth quarter of 2017 includes a $3 million death benefit on a life insurance policy.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $20 million in pretax earnings in the fourth quarter of 2018 compared to $97 million in the fourth quarter of 2017, a decrease of $77 million (79%). This decrease in AFG’s annuity segment results for the fourth quarter of 2018 as compared to the fourth quarter of 2017 is due primarily to the unfavorable impact of the significant decline in stock market performance on annuities with guaranteed withdrawal benefits and on the fair value of derivatives related to fixed-indexed annuities (“FIAs”) in the fourth quarter of 2018. AFG’s periodic detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations resulted in a net annuity charge of $4 million in the fourth quarter of 2018 and $3 million in the fourth quarter of 2017.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended December 31, 2018 and 2017 (dollars in millions):

	Three months ended December 31,
	2018	2017	% Change
Revenues:
Net investment income	$419	$376	11%
Other income:
Guaranteed withdrawal benefit fees	17	17	—%
Policy charges and other miscellaneous income	10	7	43%
Total revenues	446	400	12%

Costs and Expenses:
Annuity benefits (*)	334	257	30%
Acquisition expenses	56	15	273%
Other expenses	36	31	16%
Total costs and expenses	426	303	41%
Earnings before income taxes	$20	$97	(79%)

(*)	Details of the components of annuity benefits provided below.
The following tables provide analysis of AFG’s annuity earnings before income taxes (dollars in millions):

	Three months ended December 31,
	2018	2017	% Change
Earnings before income taxes — before the impact of unlocking and derivatives related to FIAs (see additional analysis below)	$71	$111	(36%)
Unlocking	(4)	(3)	33%
Impact of derivatives related to FIAs	(47)	(11)	327%
Earnings before income taxes	$20	$97	(79%)

The vast majority of AFG’s FIAs are indexed to the S&P 500, which decreased 14% in the fourth quarter of 2018. As highlighted in the table below, this poor stock market performance adversely impacted AFG’s earnings before income taxes from its annuity operations beyond the impact on derivatives related to FIAs by $30 million, particularly related to FIAs with guaranteed withdrawal benefits. If the stock market performance reverts back to AFG’s long-term expectation over the life of these policies, management expects a substantial portion of this unfavorable impact to reverse.

	Three months ended December 31,
	2018	2017	% Change
Earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance on FIAs	$101	$104	(3%)
Other impacts of stock market performance on FIAs:
FIAs with guaranteed withdrawal benefits	(22)	5	(540%)
DPAC associated with FIAs	(8)	2	(500%)
Earnings before income taxes — before the impact of unlocking and derivatives related to FIAs	$71	$111	(36%)

Annuity benefits consisted of the following (dollars in millions):

	Three months ended December 31,
	2018	2017	% Change
Interest credited — fixed	$186	$164	13%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	5	(20%)
Amortization of sales inducements	4	5	(20%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market	22	(5)	(540%)
Accretion of benefits and other	24	21	14%
Change in other benefit reserves	8	9	(11%)
Total other annuity benefits	62	35	77%
Total before impact of unlocking and derivatives related to FIAs	249	200	25%
Unlocking	5	35	(86%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(490)	178	(375%)
Equity option mark-to-market	570	(156)	(465%)
Impact of derivatives related to FIAs	80	22	264%
Total annuity benefits	$334	$257	30%

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

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended December 31,
	2018	2017	% Change
Average fixed annuity investments (at amortized cost)	$35,993	$32,245	12%
Average fixed annuity benefits accumulated	36,103	32,680	10%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.64%	4.62%
Interest credited — fixed	(2.06%)	(2.00%)
Net interest spread	2.58%	2.62%

Policy charges and other miscellaneous income	0.08%	0.10%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.51%)	(0.21%)
Acquisition expenses	(0.59%)	(0.60%)
Other expenses	(0.38%)	(0.37%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.89%)	(0.27%)
Unlocking	(0.04%)	(0.06%)
Net spread earned on fixed annuities	0.25%	1.21%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended December 31,
	2018	2017
Net spread earned on fixed annuities — before impact of unlocking and derivatives related to FIAs	0.81%	1.40%
Unlocking	(0.04%)	(0.06%)
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.89%)	(0.27%)
Related impact on amortization of DPAC (*)	0.36%	0.14%
Related impact on amortization of deferred sales inducements (*)	0.01%	—%
Net spread earned on fixed annuities	0.25%	1.21%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

The net spread on fixed annuities before the impact of unlocking and derivatives related to FIAs decreased 0.59 percentage points to 0.81% for the fourth quarter of 2018 from 1.40% for the fourth quarter of 2017 due primarily to the impact of poor stock market performance on annuities with guaranteed withdrawal benefits. As previously noted, if the stock market performance reverts back to AFG’s long-term expectation over the life of these policies, a substantial portion of this unfavorable impact would be expected to reverse.

Annuity Net Investment Income
Net investment income for the fourth quarter of 2018 was $419 million compared to $376 million for the fourth quarter of 2017, an increase of $43 million (11%). This increase reflects the growth in AFG’s annuity business and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower fixed maturity investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.02 percentage points to 4.64% from 4.62% in the fourth quarter of 2018 compared to the fourth quarter of 2017. The net investment yield between periods reflects higher earnings from limited partnerships and similar investments, offset by the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. For the period from October 1, 2017 through December 31, 2018, $5.8 billion in annuity segment investments with an average yield of approximately 4.9% were redeemed or sold with the proceeds reinvested at an approximately 0.5% lower yield.

Annuity Interest Credited — Fixed
Interest credited — fixed for the fourth quarter of 2018 was $186 million compared to $164 million for the fourth quarter of 2017, an increase of $22 million (13%). This increase reflects the impact of growth in the annuity business. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, increased 0.06 percentage points to 2.06% in the fourth quarter of 2018 from 2.00% in the fourth quarter of 2017 due to higher crediting rates on new business.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.04 percentage points to 2.58% from 2.62% in the fourth quarter of 2018 compared to the same period in 2017 due primarily to higher crediting rates on new business and lower fixed maturity investment yields, partially offset by higher earnings from limited partnerships and similar investments. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $10 million in the fourth quarter of 2018 and $7 million the fourth quarter of 2017, an increase of $3 million (43%). Excluding the impact of unlocking charges of $3 million in the fourth quarter of 2017 related to unearned revenue, annuity policy charges and other miscellaneous income were $10 million in both the fourth quarter of 2018 and 2017. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.02 percentage points to 0.08% in the fourth quarter of 2018 from 0.10% in the fourth quarter of 2017.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) for the fourth quarter of 2018 were $45 million compared to $18 million for the fourth quarter of 2017, an increase of $27 million (150%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.30 percentage points to 0.51% from 0.21% in the fourth quarter of 2018 compared to the fourth quarter of 2017. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2018	2017
Change in expected death and annuitization reserve	$4	$5
Amortization of sales inducements	4	5
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market	22	(5)
Accretion of benefits and other	24	21
Change in other benefit reserves	8	9
Other annuity benefits	62	35
Offset guaranteed withdrawal benefit fees	(17)	(17)
Other annuity benefits, net	$45	$18

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases. As shown in the table above, the change in the stock market increased AFG’s guaranteed withdrawal benefit reserve by $22 million in the fourth quarter of 2018 compared to a favorable impact of $5 million in the fourth quarter of 2017. This $27 million increase (540%) was the primary cause of the $27 million overall increase in other annuity benefits, net of guaranteed withdrawal fees in the fourth quarter of 2018 compared to the fourth quarter of 2017.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity benefits expense.

Annuity Acquisition Expenses
Annuity acquisition expenses for the fourth quarter of 2018 were $56 million compared to $15 million for the fourth quarter of 2017, an increase of $41 million (273%). Excluding the $1 million and $35 million favorable impact on amortization of DPAC from the unlocking recorded in the fourth quarter of 2018 and 2017, respectively, annuity acquisition expenses were $57 million for the fourth quarter of 2018 compared to $50 million for the fourth quarter of 2017, an increase of $7 million (14%), reflecting growth in the business. Excluding the impact of unlocking charges discussed under “Annuity Unlocking” below, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.59% for the fourth quarter of 2018 compared to 0.60% for the fourth quarter of 2017 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s FIA business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the unfavorable impact of the significant decline in stock market performance during the fourth quarter of 2018 and the unfavorable impact of lower than anticipated interest rates in the fourth quarter of 2017 on the fair value of derivatives related to FIAs both resulted in a partially offsetting deceleration in the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated (excluding the impact of unlocking):

	Three months ended December 31,
	2018	2017
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.95%	0.74%
Impact of changes in fair value of derivatives related to FIAs on the amortization of DPAC (*)	(0.36%)	(0.14%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.59%	0.60%

(*)	An estimate of the acceleration/deceleration in the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

As illustrated in the table above, changes in the fair value of derivatives related to FIAs decreased annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated by 0.36% in the fourth quarter of 2018 compared to 0.14% in the fourth quarter of 2017. In the fourth quarter of 2018, the favorable impact of the deceleration in the amortization of DPAC related to changes in the fair value of derivatives related to FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated was substantially offset by the unfavorable impact of poor stock market performance on projected future investment income generated by the investment of the projected net proceeds from the call and put options used in the FIA business. Depending on the timing and extent of a recovery in the stock market, a portion of this unfavorable impact would be expected to reverse.

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

Annuity Other Expenses
Annuity other expenses were $36 million for the fourth quarter of 2018 compared to $31 million for the fourth quarter of 2017, an increase of $5 million (16%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. The increase in annuity other expenses reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations in the fourth quarter of 2018 compared to the fourth quarter of 2017. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.01 percentage points to 0.38% from 0.37% for the fourth quarter of 2018 as compared to the fourth quarter of 2017 due primarily to growth in the business.

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities
AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the embedded derivative component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $80 million in the fourth quarter of 2018 and $22 million in the fourth quarter of 2017. The change in the fair value of these derivatives includes $11 million in the fourth quarter of 2018 and $5 million in the fourth quarter of 2017 in interest accreted on the embedded derivative (before DPAC amortization), an increase of $6 million (120%). AFG expects both the size of the embedded derivative and interest rates to rise, resulting in continued increases in interest on the embedded derivative. The $80 million increase in annuity benefits in the fourth quarter of 2018 reflects the negative impact of the significant decline in the stock market on the fair value of these derivatives. The $22 million increase in annuity benefits in the fourth quarter of 2017 reflects the negative impact of lower than anticipated interest rates on the fair value of these derivatives, partially offset by the positive impact of strong stock market performance. As a percentage of average fixed annuity benefits accumulated, this net expense increased 0.62 percentage points to 0.89% in the fourth quarter of 2018 from 0.27% in the fourth quarter of 2017.

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

	Three months ended December 31,
	2018	2017	% Change
Earnings before income taxes — before unlocking and change in fair value of derivatives related to FIAs	$71	$111	(36%)
Unlocking	(4)	(3)	33%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives related to FIAs	(80)	(22)	264%
Related impact on amortization of DPAC (*)	33	11	200%
Earnings before income taxes	$20	$97	(79%)

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, decreased the annuity segment’s earnings before income taxes by $47 million in the fourth quarter of 2018 and $11 million in the fourth quarter of 2017.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended December 31,
	2018	2017	% Change
Interest on the embedded derivative liability	$(11)	$(5)	120%
Change in the stock market, including volatility	(27)	9	(400%)
Changes in interest rates higher (lower) than expected	(4)	(12)	(67%)
Renewal option costs lower (higher) than expected	1	—	—%
Other, including the impact of actual versus expected lapses	(6)	(3)	100%
Impact of derivatives related to FIAs	$(47)	$(11)	327%

The change in the fair value of derivatives related to FIAs includes an ongoing expense for annuity interest accreted on the embedded derivative reserve. The amount of interest accreted in any period is generally based on the size of the embedded derivative and current interest rates. AFG expects both the size of the embedded derivative and interest rates to rise, resulting in continued increases in interest on the embedded derivative liability.

In the fourth quarter of 2018, the 14% decline in the S&P 500 Index had a $27 million unfavorable impact on the derivatives related to FIAs compared to a $9 million favorable impact of strong stock market performance on these derivatives in the fourth quarter of 2017. The derivatives related to FIAs were unfavorably impacted by lower than expected interest rates in the fourth quarter of both 2018 and 2017. Management believes that the majority of this impact is non-economic and is expected to reverse over time, even in the absence of a stock market recovery.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on the change in the fair value of the embedded derivative liability.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.96 percentage points to 0.25% from 1.21% in the fourth quarter of 2018 compared to the same period in 2017 due primarily to the net impact of poor stock market performance on annuities with guaranteed withdrawal benefits, changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.04 percentage points decrease in AFG’s net interest spread.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended December 31, 2018 and 2017 (in millions):

	Three months ended December 31,
	2018	2017
Beginning fixed annuity reserves	$35,774	$32,354
Fixed annuity premiums (receipts)	1,476	903
Federal Home Loan Bank advances and repayments	225	(64)
Surrenders, benefits and other withdrawals	(796)	(596)
Interest and other annuity benefit expenses:
Interest credited	186	164
Embedded derivative mark-to-market	(490)	178
Change in other benefit reserves	52	25
Unlocking	4	41
Ending fixed annuity reserves	$36,431	$33,005

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$36,431	$33,005
Impact of unrealized investment gains	10	133
Fixed component of variable annuities	175	178
Annuity benefits accumulated per balance sheet	$36,616	$33,316

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.48 billion in the fourth quarter of 2018 compared to $909 million in the fourth quarter of 2017, an increase of $573 million (63%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended December 31,
	2018	2017	% Change
Financial institutions single premium annuities — indexed	$455	$364	25%
Financial institutions single premium annuities — fixed	142	63	125%
Retail single premium annuities — indexed	392	239	64%
Retail single premium annuities — fixed	27	15	80%
Broker dealer single premium annuities — indexed	335	174	93%
Broker dealer single premium annuities — fixed	4	1	300%
Pension risk transfer	75	6	1,150%
Education market — fixed and indexed annuities	46	41	12%
Total fixed annuity premiums	1,476	903	63%
Variable annuities	6	6	—%
Total annuity premiums	$1,482	$909	63%

Management attributes the 63% increase in annuity premiums in the fourth quarter of 2018 compared to the fourth quarter of 2017 to the introduction of new products, efforts to expand in the retail and broker dealer markets and an overall improving interest rate environment during 2018.

Annuity Unlocking
In the fourth quarters of 2018 and 2017, AFG conducted a detailed review (“unlocking”) of the major actuarial assumptions underlying its annuity operations. As a result of these reviews, AFG recorded a net charge related to its annuity business of $4 million in 2018 and $3 million in 2017, which impacted AFG’s financial statements as follows (in millions):

	Three months ended December 31,
	2018	2017
Policy charges and other miscellaneous income:
Unearned revenue	$—	$(3)
Total revenues	—	(3)
Annuity benefits:
Fixed-indexed annuity embedded derivative	—	25
Sales inducements	1	(6)
Other reserves	4	16
Total annuity benefits	5	35
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(1)	(35)
Total costs and expenses	4	—
Net charge	$(4)	$(3)

The net charge from unlocking annuity assumptions in the fourth quarter of 2018 reflects the favorable impact of an increase in projected net interest spreads on in-force business (due primarily to higher actual yields than previously anticipated), more than offset by a slight increase in projected expenses and the unfavorable impact of changes in projected policyholder annuitization and lapse behavior. Reinvestment rate assumptions are based primarily on 7-year and 10-year corporate bond yields. For the fourth quarter 2018 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 4.68% in 2019, grading up ratably to an ultimate net reinvestment rate of 5.54% in 2025 and beyond.

The table below compares the reinvestment rate assumed on assets purchased to directly support “fixed annuity benefits accumulated” in AFG’s fourth quarter unlockings for the next calendar year to the actual reinvestment rate achieved in that period (both net of investment expenses):

	First
Unlocking	Investment	Reinvestment Rate
Year	Period	Assumed (*)	Achieved
2015	2016	4.05%	4.27%
2016	2017	4.42%	3.95%
2017	2018	4.17%	4.57%
2018	2019	4.86%	n/a

(*)	Assumed reinvestment rates exclude default rates of 0.18% in each period.

Management believes that these results over the last several years demonstrate that AFG’s investment rate assumptions are reasonable and prudent. During 2018, credit spreads widened resulting in a higher achieved reinvestment rate than assumed in the 2017 unlocking. During 2017, long-term interest rates were lower than anticipated and credit spreads narrowed, resulting in a lower achieved reinvestment rate than assumed in the 2016 unlocking. In addition to the reinvestment rates above, actual default rates in 2018, 2017 and 2016 were lower than the long-term default rates of 0.18% assumed in the unlocking in each of the periods above.

The 2017 net charge reflects the unfavorable impacts of a decrease in projected net interest spreads on in-force business (due primarily to lower than previously anticipated reinvestment rates), a slight increase in projected expenses (due primarily to an increase in projected trailer commissions) and slightly higher projected option costs in the near term, substantially offset by the favorable impact of changes in projected policyholder annuitization and lapse behavior. For the 2017 unlocking, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.99% in 2018, grading up ratably to an ultimate net reinvestment rate of 5.55% in 2023 and beyond.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2018 and 2017 (in millions):

	Three months ended December 31,
	2018	2017
Earnings on fixed annuity benefits accumulated	$22	$99
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(1)	(5)
Variable annuity earnings (loss)	(1)	3
Earnings before income taxes	$20	$97

(*)
Net investment income (as a % of investments) of 4.64% and 4.62% for the three months ended December 31, 2018 and 2017, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $29 million for the fourth quarter of 2018 compared to $87 million for the fourth quarter of 2017, a decrease of $58 million (67%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $29 million in the fourth quarter of 2018 compared to $47 million in the fourth quarter of 2017, a decrease of $18 million (38%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the three months ended December 31, 2018 and 2017 (dollars in millions):

	Three months ended December 31,
	2018	2017	% Change
Revenues:
Life, accident and health net earned premiums	$6	$5	20%
Net investment income	4	10	(60%)
Other income — P&C fees	19	20	(5%)
Other income	9	5	80%
Total revenues	38	40	(5%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	6	9	(33%)
Life, accident and health benefits	8	5	60%
Life, accident and health acquisition expenses	2	2	—%
Other expense — expenses associated with P&C fees	13	11	18%
Other expenses (*)	22	40	(45%)
Costs and expenses, excluding interest charges on borrowed money	51	67	(24%)
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(13)	(27)	(52%)
Interest charges on borrowed money	16	20	(20%)
Core loss before income taxes, excluding realized gains and losses	(29)	(47)	(38%)
Pretax non-core loss on retirement of debt	—	(40)	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(29)	$(87)	(67%)

(*)	Excludes a pretax non-core loss on retirement of debt of $40 million in the fourth quarter of 2017.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $6 million and related benefits and acquisition expenses of $10 million in the fourth quarter of 2018 compared to net earned premiums of $5 million and related benefits and acquisition expenses of $7 million in the fourth quarter of 2017. The $3 million (60%) increase in life, accident and health benefits reflects higher claims in the run-off long-term care business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $4 million in the fourth quarter of 2018 compared to $10 million in the fourth quarter of 2017, a decrease of $6 million

(60%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $5 million in the fourth quarter of 2018 compared to an increase of $2 million in the fourth quarter of 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2018, AFG collected $19 million in fees for these services compared to $20 million in the fourth quarter of 2017. Management views this fee income, net of the $13 million in the fourth quarter of 2018 and $11 million in the fourth quarter of 2017, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the fourth quarter of 2018 and 2017, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded $5 million in other income outside of its property and casualty insurance and annuity operations in the fourth quarter of 2018 compared to $1 million in the fourth quarter of 2017. The increase in other income is due primarily to the impact of a loss recorded on the disposal of equipment in the fourth quarter of 2017.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $22 million in the fourth quarter of 2018 compared to $40 million in the fourth quarter of 2017, a decrease of $18 million (45%). This decrease is due primarily to the impact of lower holding company expenses related to employee benefit plans that are tied to stock market performance in the fourth quarter of 2018 compared to the fourth quarter of 2017.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its insurance operations recorded interest expense of $16 million in the fourth quarter of 2018 compared to $20 million in the fourth quarter of 2017, a decrease of $4 million (20%). This decrease is due primarily to a lower weighted average interest rate on AFG’s outstanding debt. The following table details the principal amount of AFG’s long-term debt balances as of October 1, 2018 compared to October 1, 2017 (dollars in millions):

	October 1, 2018	October 1, 2017
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$350
3.50% Senior Notes due August 2026	425	300
9-7/8% Senior Notes due June 2019	—	350
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
Other	3	3
Total principal amount of Holding Company Debt	$1,318	$1,303

Weighted Average Interest Rate	4.6%	6.1%

The decrease in the weighted average interest rate for the fourth quarter of 2018 as compared to the fourth quarter of 2017 reflects the following financing transactions completed by AFG between October 1, 2017 and December 31, 2017:

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

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net losses of $238 million in the fourth quarter of 2018 compared to net gains of $6 million in the fourth quarter of 2017, a decrease of $244 million (4,067%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2018	2017
Realized gains (losses) before impairments:
Disposals	$(2)	$26
Change in the fair value of equity securities (*)	(223)	—
Change in the fair value of derivatives	3	(2)
Adjustments to annuity deferred policy acquisition costs and related items	—	2
	(222)	26
Impairment charges:
Securities	(23)	(23)
Adjustments to annuity deferred policy acquisition costs and related items	7	3
	(16)	(20)
Realized gains (losses) on securities	$(238)	$6

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. This amount includes a $228 million net loss on securities that were still held at December 31, 2018.

The $223 million net realized loss from the change in the fair value of equity securities in the fourth quarter of 2018 includes losses of $65 million on banks and financing companies, $23 million on asset management companies, $22 million on energy exploration and production companies and $21 million on technology companies. AFG’s impairment charges on securities for the fourth quarter of 2018 consist of $23 million on fixed maturities compared to $14 million on equity securities, $5 million on fixed maturities and $4 million on other investments in the fourth quarter of 2017. The 2018 fourth quarter impairment charges consisted of $17 million on corporate bonds and $6 million on residential MBS. Approximately $11 million in impairment charges in the fourth quarter of 2017 related to financial institutions and $4 million related to investments in pharmaceutical companies.

Consolidated Income Taxes   AFG’s consolidated provision (credit) for income taxes was a credit of $4 million for the fourth quarter of 2018 compared to an expense of $101 million in the fourth quarter of 2017. The following is a reconciliation of income taxes at the statutory rate (21% in 2018 and 35% in 2017) to the provision (credit) for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2018		2017
	Amount	% of EBT	Amount	% of EBT
Earnings (loss) before income taxes (“EBT”)	$(39)		$267

Income taxes at statutory rate	$(8)	21%	$93	35%
Effect of:
Tax exempt interest	(3)	8%	(6)	(2%)
Adjustment to prior year taxes	1	(3%)	(2)	(1%)
Stock-based compensation	(1)	3%	(2)	(1%)
Dividend received deduction	(1)	3%	(2)	(1%)
Employee stock ownership plan dividend paid deduction	(1)	3%	(3)	(1%)
Foreign operations	(5)	13%	14	5%
Change in valuation allowance (excluding change in tax rate)	8	(21%)	(23)	(9%)
Nondeductible expenses	2	(5%)	1	—%
Neon restructuring	—	—%	(56)	(21%)
Change in U.S. corporate tax rate	—	—%	83	31%
Other	4	(12%)	4	3%
Provision (credit) for income taxes	$(4)	10%	$101	38%

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

The changes in valuation allowance in the table above are primarily related to the cumulative losses in the Neon Lloyd’s insurance business. Due to the uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance against these deferred tax assets. The $61 million decrease in the valuation allowance in the fourth quarter of 2017 related to the change in the U.S. corporate tax rate is included in “Change in U.S. corporate tax rate” in the table above.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which lowered the U.S. corporate tax rate to 21% and made other widespread changes to the U.S. tax code beginning in 2018, was enacted on December 22, 2017. Because the TCJA was enacted in December 2017, AFG recorded the $83 million decrease in its net deferred tax asset resulting from the changes in the tax code (primarily the lower corporate tax rate applicable to 2018 and future years) in the fourth quarter of 2017. See Note L — “Income Taxes” to the financial statements. Although accounting for the TCJA reduced AFG’s net deferred tax asset, AFG’s effective tax rate and net earnings attributable to shareholders for the full-year 2018 were favorably impacted by the lower corporate income tax rate.

Excluding the tax benefits related to the Neon restructuring and the impact of the change in the U.S. corporate tax rate, AFG’s effective tax rate was 28% for the three months ended December 31, 2017.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $6 million for the fourth quarter of 2018 related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer, compared to earnings of less than $1 million for the fourth quarter of 2017.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2018, 2017 and 2016 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$4,865	$—	$—	$—	$4,865	$—	$4,865
Life, accident and health net earned premiums	—	—	—	24	24	—	24
Net investment income	438	1,638	(7)	25	2,094	—	2,094
Realized losses on securities	—	—	—	—	—	(266)	(266)
Income (loss) of MIEs:
Investment income	—	—	255	—	255	—	255
Gain (loss) on change in fair value of assets/liabilities	—	—	(21)	—	(21)	—	(21)
Other income	10	107	(16)	98	199	—	199
Total revenues	5,313	1,745	211	147	7,416	(266)	7,150

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,985	—	—	—	2,985	18	3,003
Commissions and other underwriting expenses	1,560	—	—	23	1,583	—	1,583
Annuity benefits	—	998	—	—	998	—	998
Life, accident and health benefits	—	—	—	40	40	—	40
Annuity and supplemental insurance acquisition expenses	—	255	—	6	261	—	261
Interest charges on borrowed money	—	—	—	62	62	—	62
Expenses of MIEs	—	—	211	—	211	—	211
Other expenses	41	131	—	172	344	9	353
Total costs and expenses	4,586	1,384	211	303	6,484	27	6,511
Earnings before income taxes	727	361	—	(156)	932	(293)	639
Provision for income taxes	149	70	—	(35)	184	(62)	122
Net earnings, including noncontrolling interests	578	291	—	(121)	748	(231)	517
Less: Net earnings (losses) attributable to noncontrolling interests	(13)	—	—	—	(13)	—	(13)
Core Net Operating Earnings	591	291	—	(121)	761
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(210)	(210)	210	—
Special A&E charges, net of tax	(14)	—	—	(7)	(21)	21	—
Net Earnings Attributable to Shareholders	$577	$291	$—	$(338)	$530	$—	$530

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2017
Revenues:
Property and casualty insurance net earned premiums	$4,579	$—	$—	$—	$4,579	$—	$4,579
Life, accident and health net earned premiums	—	—	—	22	22	—	22
Net investment income	362	1,458	(23)	34	1,831	—	1,831
Realized gains on securities	—	—	—	—	—	5	5
Income of MIEs:
Investment income	—	—	210	—	210	—	210
Gain on change in fair value of assets/liabilities	—	—	12	—	12	—	12
Other income	28	103	(18)	93	206	—	206
Total revenues	4,969	1,561	181	149	6,860	5	6,865

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,884	—	—	—	2,884	71	2,955
Commissions and other underwriting expenses	1,382	—	—	25	1,407	—	1,407
Annuity benefits	—	892	—	—	892	—	892
Life, accident and health benefits	—	—	—	26	26	—	26
Annuity and supplemental insurance acquisition expenses	—	168	—	5	173	—	173
Interest charges on borrowed money	—	—	—	85	85	—	85
Expenses of MIEs	—	—	181	—	181	—	181
Other expenses	41	121	—	185	347	75	422
Total costs and expenses	4,307	1,181	181	326	5,995	146	6,141
Earnings before income taxes	662	380	—	(177)	865	(141)	724
Provision for income taxes	219	128	—	(72)	275	(28)	247
Net earnings, including noncontrolling interests	443	252	—	(105)	590	(113)	477
Less: Net earnings attributable to noncontrolling interests	2	—	—	—	2	—	2
Core Net Operating Earnings	441	252	—	(105)	588
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	3	3	(3)	—
Special A&E charges, net of tax	(58)	—	—	(16)	(74)	74	—
Neon exited lines charge	18	—	—	—	18	(18)	—
Loss on retirement of debt, net of tax	—	—	—	(33)	(33)	33	—
Tax benefit related to Neon restructuring	56	—	—	—	56	(56)	—
Tax expense related to change in U.S. corporate tax rate	(88)	25	—	(20)	(83)	83	—
Net Earnings Attributable to Shareholders	$369	$277	$—	$(171)	$475	$—	$475

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2016
Revenues:
Property and casualty insurance net earned premiums	$4,328	$—	$—	$—	$4,328	$—	$4,328
Life, accident and health net earned premiums	—	—	—	24	24	—	24
Net investment income	350	1,356	(37)	27	1,696	—	1,696
Realized gains on:
Securities	—	—	—	—	—	19	19
Subsidiaries	—	—	—	—	—	2	2
Income of MIEs:
Investment income	—	—	190	—	190	—	190
Gain on change in fair value of assets/liabilities	—	—	15	—	15	—	15
Other income	19	103	(17)	87	192	32	224
Total revenues	4,697	1,459	151	138	6,445	53	6,498

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,669	—	—	—	2,669	93	2,762
Commissions and other underwriting expenses	1,322	—	—	19	1,341	8	1,349
Annuity benefits	—	800	—	—	800	—	800
Life, accident and health benefits	—	—	—	33	33	—	33
Annuity and supplemental insurance acquisition expenses	—	181	—	5	186	—	186
Interest charges on borrowed money	—	—	—	77	77	—	77
Expenses of MIEs	—	—	151	—	151	—	151
Other expenses	60	110	—	178	348	5	353
Total costs and expenses	4,051	1,091	151	312	5,605	106	5,711
Earnings before income taxes	646	368	—	(174)	840	(53)	787
Provision for income taxes	229	127	—	(66)	290	(171)	119
Net earnings, including noncontrolling interests	417	241	—	(108)	550	118	668
Less: Net earnings attributable to noncontrolling interests	16	—	—	—	16	3	19
Core Net Operating Earnings	401	241	—	(108)	534
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax and noncontrolling interests	—	—	—	13	13	(13)	—
Realized gain on subsidiaries, net of tax	—	—	—	1	1	(1)	—
Gain on sale of apartment property, net of tax and noncontrolling interests	15	—	—	—	15	(15)	—
Special A&E charges, net of tax	(23)	—	—	(3)	(26)	26	—
Neon exited lines charge	(65)	—	—	—	(65)	65	—
Tax benefit related to Neon restructuring	111	—	—	—	111	(111)	—
Tax benefit related to National Interstate merger	66	—	—	—	66	(66)	—
Net Earnings Attributable to Shareholders	$505	$241	$—	$(97)	$649	$—	$649

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $709 million in GAAP pretax earnings in 2018 compared to $591 million in 2017, an increase of $118 million (20%). Property and casualty core pretax earnings were $727 million in 2018 compared to $662 million in 2017, an increase of $65 million (10%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in 2018 compared to 2017 due primarily to higher favorable prior year reserve development and lower catastrophe losses, higher net investment income, due primarily to higher earnings from limited partnerships and similar investments and growth in the business, partially offset by the impact of income from the sale of real estate in 2017. The high returns on limited partnerships and similar investments should not be expected to repeat in future periods. The increase in GAAP pretax earnings also reflects lower special A&E charges in 2018 compared to 2017, partially offset by the impact of favorable reserve development of $18 million in the fourth quarter of 2017 in the Neon exited lines in connection with a reinsurance to close transaction.

AFG’s property and casualty insurance operations contributed $591 million in GAAP pretax earnings in 2017 compared to $577 million in 2016, an increase of $14 million (2%). Property and casualty core pretax earnings were $662 million in 2017 compared to $646 million in 2016, an increase of $16 million (2%). The increase in GAAP and core pretax earnings reflects higher underwriting profit in the Specialty casualty sub-segment, higher net investment income and lower other expenses, partially offset by lower underwriting profits in the Property and transportation and Specialty financial sub-segments. The increase in GAAP pretax earnings also reflects the impact of a pretax non-core charge of $65 million in the second quarter of 2016 related to the exit of certain lines of business within Neon and favorable development of $18 million in the fourth quarter of 2017 in the Neon exited lines in connection with a reinsurance to close transaction, partially offset by the impact of a $32 million pretax non-core gain on the sale of an apartment property in the second quarter of 2016 and special A&E charges of $89 million in 2017 compared to $36 million in 2016.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Gross written premiums	$6,840	$6,502	$5,981	5%	9%
Reinsurance premiums ceded	(1,817)	(1,751)	(1,595)	4%	10%
Net written premiums	5,023	4,751	4,386	6%	8%
Change in unearned premiums	(158)	(172)	(58)	(8%)	197%
Net earned premiums	4,865	4,579	4,328	6%	6%
Loss and loss adjustment expenses (a)	2,985	2,884	2,669	4%	8%
Commissions and other underwriting expenses (b)	1,560	1,382	1,322	13%	5%
Core underwriting gain	320	313	337	2%	(7%)

Net investment income	438	362	350	21%	3%
Other income and expenses, net (c)	(31)	(13)	(41)	138%	(68%)
Core earnings before income taxes	727	662	646	10%	2%
Pretax non-core special A&E charges	(18)	(89)	(36)	(80%)	147%
Pretax non-core Neon exited lines charge	—	18	(65)	(100%)	(128%)
Pretax non-core gain on sale of an apartment property	—	—	32	—%	(100%)
GAAP earnings before income taxes	$709	$591	$577	20%	2%

(a) Excludes pretax non-core special A&E charges of $18 million, $89 million and $36 million in 2018, 2017 and 2016, respectively, a non-core charge of $57 million related to the exit of certain lines of business within Neon in 2016 and income of $18 million in 2017 representing favorable development related to the Neon exited lines in connection with a reinsurance to close transaction.

(b) Excludes a non-core charge of $8 million related to the exit of certain lines of business within Neon in 2016.
(c) Excludes a pretax non-core gain of $32 million on the sale of an apartment property in 2016.
				Change
				2018 - 2017	2017 - 2016
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.3%	62.9%	61.7%	(1.6%)	1.2%
Underwriting expense ratio	32.1%	30.2%	30.6%	1.9%	(0.4%)
Combined ratio	93.4%	93.1%	92.3%	0.3%	0.8%

Aggregate — including exited lines
Loss and LAE ratio	61.7%	64.5%	63.8%	(2.8%)	0.7%
Underwriting expense ratio	32.1%	30.2%	30.7%	1.9%	(0.5%)
Combined ratio	93.8%	94.7%	94.5%	(0.9%)	0.2%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $6.84 billion in 2018 compared to $6.50 billion in 2017, an increase of $338 million (5%). GWP increased $521 million (9%) in 2017 compared to 2016. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2018		2017		2016		2018 - 2017	2017 - 2016
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,645	39%	$2,688	41%	$2,504	42%	(2%)	7%
Specialty casualty	3,445	50%	3,087	48%	2,792	47%	12%	11%
Specialty financial	750	11%	727	11%	685	11%	3%	6%
	$6,840	100%	$6,502	100%	$5,981	100%	5%	9%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for each of the years ended December 31, 2018, 2017 and 2016. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2018		2017		2016		2018 - 2017	2017 - 2016
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(891)	34%	$(923)	34%	$(832)	33%	—%	1%
Specialty casualty	(936)	27%	(807)	26%	(756)	27%	1%	(1%)
Specialty financial	(148)	20%	(131)	18%	(113)	16%	2%	2%
Other specialty	158		110		106
	$(1,817)	27%	$(1,751)	27%	$(1,595)	27%	—%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $5.02 billion in 2018 compared to $4.75 billion in 2017, an increase of $272 million (6%). NWP increased $365 million (8%) in 2017 compared to 2016. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2018		2017		2016		2018 - 2017	2017 - 2016
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,754	35%	$1,765	37%	$1,672	38%	(1%)	6%
Specialty casualty	2,509	50%	2,280	48%	2,036	46%	10%	12%
Specialty financial	602	12%	596	13%	572	13%	1%	4%
Other specialty	158	3%	110	2%	106	3%	44%	4%
	$5,023	100%	$4,751	100%	$4,386	100%	6%	8%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $4.87 billion in 2018 compared to $4.58 billion in 2017, an increase of $286 million (6%). NEP increased $251 million (6%) in 2017 compared to 2016. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2018		2017		2016		2018 - 2017	2017 - 2016
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,729	36%	$1,711	37%	$1,662	38%	1%	3%
Specialty casualty	2,403	49%	2,186	48%	2,006	46%	10%	9%
Specialty financial	598	12%	576	13%	557	13%	4%	3%
Other specialty	135	3%	106	2%	103	3%	27%	3%
	$4,865	100%	$4,579	100%	$4,328	100%	6%	6%

The $338 million (5%) increase in gross written premiums in 2018 compared to 2017 reflects growth in the Specialty casualty and Specialty financial sub-segments. Overall average renewal rates increased approximately 1% in 2018. Excluding the workers’ compensation business, renewal pricing increased approximately 3%.

The $521 million (9%) increase in gross written premiums in 2017 compared to 2016 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates increased approximately 1% in 2017.

Property and transportation Gross written premiums decreased $43 million (2%) in 2018 compared to 2017. This decrease was largely the result of lower year-over-year premiums in the crop insurance business and underwriting actions on under-performing accounts in the Singapore branch. Average renewal rates increased approximately 3% for this group in 2018. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in 2018 and 2017.

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

Specialty casualty Gross written premiums increased $358 million (12%) in 2018 compared to 2017 due primarily to growth at Neon. Higher gross written premiums in the excess and surplus, targeted markets and executive liability businesses also contributed to the year-over-year growth. Average renewal rates decreased approximately 1% for this group in 2018. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 3% in 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2018 compared to 2017, reflecting higher cessions to AFG’s internal reinsurance program, which is included in Other specialty and higher cessions in the workers’ compensation businesses.

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

Specialty financial Gross written premiums increased $23 million (3%) in 2018 compared to 2017 due primarily to higher premiums in the financial institutions business. Average renewal rates for this group increased approximately 5% in 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2018 compared to 2017, reflecting higher cessions in the financial institutions and equipment leasing businesses and the impact of a reinstatement premium in 2018 related to a reinsured loss in the fidelity business.

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

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $48 million (44%) in 2018 compared to 2017, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2018, 2017 and 2016:

	Year ended December 31,			Change		Year ended December 31,
	2018	2017	2016	2018 - 2017	2017 - 2016	2018	2017	2016
Property and transportation
Loss and LAE ratio	69.0%	68.5%	67.0%	0.5%	1.5%
Underwriting expense ratio	24.1%	22.5%	23.0%	1.6%	(0.5%)
Combined ratio	93.1%	91.0%	90.0%	2.1%	1.0%
Underwriting profit						$120	$154	$166

Specialty casualty
Loss and LAE ratio	61.5%	64.5%	65.8%	(3.0%)	(1.3%)
Underwriting expense ratio	32.7%	30.7%	30.3%	2.0%	0.4%
Combined ratio	94.2%	95.2%	96.1%	(1.0%)	(0.9%)
Underwriting profit						$141	$104	$78

Specialty financial
Loss and LAE ratio	37.6%	39.4%	32.0%	(1.8%)	7.4%
Underwriting expense ratio	51.3%	50.0%	52.9%	1.3%	(2.9%)
Combined ratio	88.9%	89.4%	84.9%	(0.5%)	4.5%
Underwriting profit						$66	$61	$84

Total Specialty
Loss and LAE ratio	61.3%	62.9%	61.7%	(1.6%)	1.2%
Underwriting expense ratio	32.1%	30.2%	30.6%	1.9%	(0.4%)
Combined ratio	93.4%	93.1%	92.3%	0.3%	0.8%
Underwriting profit						$322	$317	$337

Aggregate — including exited lines
Loss and LAE ratio	61.7%	64.5%	63.8%	(2.8%)	0.7%
Underwriting expense ratio	32.1%	30.2%	30.7%	1.9%	(0.5%)
Combined ratio	93.8%	94.7%	94.5%	(0.9%)	0.2%
Underwriting profit						$302	$242	$236

The Specialty property and casualty insurance operations generated an underwriting profit of $322 million in 2018 compared to $317 million in 2017, an increase of $5 million (2%). Higher underwriting profits in the Specialty casualty and Specialty financial sub-segments were partially offset by lower underwriting profit in the Property and transportation sub-segment. Overall catastrophe losses were $103 million (2.1 points on the combined ratio) for 2018 compared to $140 million (3.0 points) for 2017. In connection with catastrophe losses incurred in 2018, AFG paid $2 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $105 million. In connection with catastrophe losses incurred in 2017, AFG reduced profit-based commissions payable to agents by $8 million in the Specialty financial sub-segment and paid $10 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $142 million in 2017.

The Specialty property and casualty insurance operations generated an underwriting profit of $317 million in 2017 compared to $337 million in 2016, a decrease of $20 million (6%). The lower underwriting profit in 2017 as compared to 2016 reflects lower underwriting profits in the Property and transportation and Specialty financial insurance sub-segments, partially offset by higher underwriting profit in the Specialty casualty insurance sub-segment. Results for each of the Specialty property and casualty insurance sub-segments reflect higher catastrophe losses in 2017 compared to 2016. Overall catastrophe losses were $140 million (3.0 points on the combined ratio) for 2017 compared to $55 million (1.3 points) for 2016. In connection with catastrophe losses incurred in 2017, AFG reduced profit-based commissions payable to agents by $8 million in the Specialty financial sub-segment and paid $10 million in net reinstatement premiums, resulting in a total pretax loss from catastrophes of $142 million in 2017.

Property and transportation Underwriting profit for this group was $120 million in 2018 compared to $154 million in 2017, a decrease of $34 million (22%). Lower underwriting profits in the agricultural, property and inland marine and aviation businesses and the Singapore branch were partially offset by higher underwriting profit at National Interstate and improved results in the ocean marine operations. Catastrophe losses were $26 million (1.5 points on the combined ratio) in 2018 compared to catastrophe losses of $36 million (2.1 points) and related reinstatement premiums of $2 million in 2017.

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

Specialty casualty Underwriting profit for this group was $141 million in 2018 compared to $104 million in 2017, an increase of $37 million (36%). These results reflect higher underwriting profits in the executive liability and targeted markets businesses and lower adverse prior year reserve development in run-off businesses. Catastrophe losses were $45 million (1.9 points on the combined ratio) and related net reinstatement premiums were $1 million in 2018 compared to catastrophe losses of $71 million (3.3 points) and related net reinstatement premiums of $6 million in 2017.

Underwriting profit for this group was $104 million in 2017 compared to $78 million in 2016, an increase of $26 million (33%), reflecting favorable reserve development within Neon, including the portion of the 2015 and prior years reinsurance to close transaction attributed to ongoing lines of business, and higher underwriting profits in the excess and surplus lines and workers’ compensation businesses. These improved results were partially offset by lower underwriting profit in the executive liability business, due primarily to lower favorable prior year reserve development, adverse prior year reserve development in the targeted markets operations and higher catastrophe losses. Catastrophe losses were $71 million (3.3 points on the combined ratio) and related net reinstatement premiums were $6 million in 2017 compared to catastrophe losses of $10 million (0.5 points) in 2016.

Specialty financial Underwriting profit for this group was $66 million in 2018 compared to $61 million in 2017, an increase of $5 million (8%) due primarily to favorable prior year reserve development in run-off businesses. Catastrophe losses were $28 million (4.7 points on the combined ratio) in 2018 compared to $30 million (5.2 points) in 2017. In connection with catastrophe losses incurred in 2018, the Specialty financial sub-segment paid $1 million in reinstatement premiums compared to a reduction of profit-based commissions payable to agents of $8 million (1.1 points on the combined ratio) and reinstatement premiums of $2 million in 2017.

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

Other specialty This group reported an underwriting loss of $5 million in 2018 compared to $2 million in 2017, an increase of $3 million (150%). The lower results are due primarily to losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2018, partially offset by the impact of a $14 million charge recorded in 2017 to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

This group reported an underwriting loss of $2 million in 2017 compared to an underwriting profit of $9 million in 2016, a decrease of $11 million (122%). The decrease is due primarily to the $14 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include the asbestos and environmental reserve charges and the Neon exited lines charge and favorable development in the Neon exited lines discussed below under “Net prior year reserve development.”

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.7%, 64.5% and 63.8% in 2018, 2017 and 2016, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2018	2017	2016	2018	2017	2016	2018 - 2017	2017 - 2016
Property and transportation
Current year, excluding catastrophe losses	$1,216	$1,176	$1,104	70.3%	68.7%	66.3%	1.6%	2.4%
Prior accident years development	(50)	(40)	(21)	(2.8%)	(2.3%)	(1.2%)	(0.5%)	(1.1%)
Current year catastrophe losses	26	36	31	1.5%	2.1%	1.9%	(0.6%)	0.2%
Property and transportation losses and LAE and ratio	$1,192	$1,172	$1,114	69.0%	68.5%	67.0%	0.5%	1.5%

Specialty casualty
Current year, excluding catastrophe losses	$1,570	$1,425	$1,323	65.4%	65.2%	66.0%	0.2%	(0.8%)
Prior accident years development	(139)	(86)	(13)	(5.8%)	(4.0%)	(0.7%)	(1.8%)	(3.3%)
Current year catastrophe losses	45	71	10	1.9%	3.3%	0.5%	(1.4%)	2.8%
Specialty casualty losses and LAE and ratio	$1,476	$1,410	$1,320	61.5%	64.5%	65.8%	(3.0%)	(1.3%)

Specialty financial
Current year, excluding catastrophe losses	$223	$218	$190	37.3%	37.8%	34.0%	(0.5%)	3.8%
Prior accident years development	(26)	(21)	(23)	(4.4%)	(3.6%)	(4.0%)	(0.8%)	0.4%
Current year catastrophe losses	28	30	11	4.7%	5.2%	2.0%	(0.5%)	3.2%
Specialty financial losses and LAE and ratio	$225	$227	$178	37.6%	39.4%	32.0%	(1.8%)	7.4%

Total Specialty
Current year, excluding catastrophe losses	$3,092	$2,879	$2,675	63.6%	62.9%	61.8%	0.7%	1.1%
Prior accident years development	(212)	(139)	(61)	(4.4%)	(3.0%)	(1.4%)	(1.4%)	(1.6%)
Current year catastrophe losses	103	140	55	2.1%	3.0%	1.3%	(0.9%)	1.7%
Total Specialty losses and LAE and ratio	$2,983	$2,880	$2,669	61.3%	62.9%	61.7%	(1.6%)	1.2%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$3,092	$2,879	$2,675	63.6%	62.9%	61.8%	0.7%	1.1%
Prior accident years development	(192)	(64)	32	(4.0%)	(1.4%)	0.7%	(2.6%)	(2.1%)
Current year catastrophe losses	103	140	55	2.1%	3.0%	1.3%	(0.9%)	1.7%
Aggregate losses and LAE and ratio	$3,003	$2,955	$2,762	61.7%	64.5%	63.8%	(2.8%)	0.7%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 63.6% in 2018, 62.9% in 2017 and 61.8% in 2016.

Property and transportation   The 1.6 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2018 compared to 2017 reflects an increase in the loss and LAE ratio of the aviation business and the Singapore branch.

The 2.4 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2017 compared to 2016 reflects an increase in the loss and LAE ratio of the crop and property and inland marine businesses and the Singapore branch.

Specialty casualty   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in 2018 and 2017.

The 0.8 percentage points improvement in the loss and LAE ratio for the current year, excluding catastrophe losses in 2017 compared to 2016 reflects a decrease in the loss and LAE ratio at Neon.

Specialty financial   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in 2018 and 2017.

The 3.8 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2017 compared to 2016 reflects an increase in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $212 million in 2018 compared to $139 million in 2017 and $61 million in 2016, an increase of $73 million (53%) and $78 million (128%), respectively.

Property and transportation Net favorable reserve development of $50 million in 2018 reflects lower than expected losses in the crop business and lower than expected claim severity at National Interstate, partially offset by higher than expected claim frequency and severity in the Singapore branch and aviation operations.

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

Specialty casualty Net favorable reserve development of $139 million in 2018 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected emergence in assumed 2017 property catastrophe losses at Neon, and to a lesser extent, lower than expected claim severity in the executive liability business.

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

Specialty financial Net favorable reserve development of $26 million in 2018 reflects lower than expected claim frequency and severity in the surety business, lower than expected claim severity in the fidelity business and lower than expected claim frequency in run-off businesses.

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

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $3 million in 2018, net adverse reserve development of $8 million in 2017 and net favorable reserve development of $4 million in 2016. The adverse reserve development in 2018 reflects $10 million of adverse reserve development associated with AFG’s internal reinsurance program, partially offset by amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001. The adverse reserve development in 2017 reflects a $14 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program. Favorable reserve development in 2016 reflects amortization of deferred gains on retroactive reinsurance and reserve development associated with AFG’s internal reinsurance program.

Asbestos and environmental reserve charges   As previously discussed under “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) were $18 million in 2018, $89 million in 2017 and $36 million in 2016.

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

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the A&E charges, the Neon exited lines charge and the favorable development on the Neon exited lines mentioned above and adverse reserve development of $2 million in 2018 and $4 million in 2017 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $103 million in 2018 primarily from mudslides in California in the first quarter, storms and flooding in several regions of the United States in the second quarter, Hurricane Florence in the third quarter and Hurricane Michael and wildfires in California in the fourth quarter. Catastrophe losses of $140 million in 2017 resulted primarily from storms and tornadoes in several regions of the United States in the first and second quarters, Hurricanes Harvey, Irma and Maria and earthquakes in Mexico in the third quarter and wildfires in California in the fourth quarter. Catastrophe losses of $55 million in 2016 resulted primarily from winter storms in the first quarter, storms in Texas in the second quarter, flooding in Louisiana and multiple storms in the southern United States in the third quarter and Hurricane Matthew in the fourth quarter.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.56 billion in 2018 compared to $1.38 billion in 2017, an increase of $178 million (13%). AFG’s underwriting expense ratio was 32.1% in 2018 compared to 30.2% in 2017, an increase of 1.9 percentage points.

AFG’s property and casualty U/W Exp were $1.38 billion in 2017 compared to $1.33 billion in 2016, an increase of $52 million (4%). AFG’s underwriting expense ratio was 30.2% in 2017 compared to 30.7% in 2016, a decrease of 0.5 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2018		2017		2016		2018 - 2017	2017 - 2016
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$417	24.1%	$385	22.5%	$382	23.0%	1.6%	(0.5%)
Specialty casualty	786	32.7%	672	30.7%	608	30.3%	2.0%	0.4%
Specialty financial	307	51.3%	288	50.0%	295	52.9%	1.3%	(2.9%)
Other specialty	50	37.3%	37	35.8%	37	36.5%	1.5%	(0.7%)
Total Specialty	1,560	32.1%	1,382	30.2%	1,322	30.6%	1.9%	(0.4%)
Neon exited lines charge	—		—		8
Total Aggregate	$1,560	32.1%	$1,382	30.2%	$1,330	30.7%	1.9%	(0.5%)

AFG’s overall expense ratio increased 1.9% in 2018 as compared to 2017 and decreased 0.5% in 2017 compared to 2016.

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.6 percentage points in 2018 compared to 2017 reflecting lower premiums in the crop business, which has a lower expense ratio than AFG’s overall Property and transportation group and an increase in the expense ratio in the transportation businesses.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in 2017 compared to 2016 reflecting the impact of higher crop premiums on the ratio.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.0 percentage points in 2018 compared to 2017 reflecting growth at Neon, which has a higher expense ratio than AFG’s overall Specialty casualty group, higher dividends paid to policyholders in the workers’ compensation businesses and lower underwriting, policy administration and claims services fees collected from unaffiliated insurers in the workers’ compensation businesses.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points in 2017 compared to 2016 reflecting the impact of reinstatement premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.3 percentage points in 2018 compared to 2017 reflecting higher profitability-based commissions paid to agents in the financial institutions business compared to 2017, which included an $8 million commission expense reduction due to hurricane losses in the 2017 period, partially offset by the impact of higher premiums on the ratio in the international operations.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.9 percentage points in 2017 compared to 2016 reflecting lower profitability-based commissions paid to agents in the financial institutions business, including an $8 million commission expense reduction due to hurricane losses.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $8 million of restructuring charges recorded as part of the $65 million non-core charge related to the exit of certain lines of business within Neon, AFG’s Lloyd’s insurer, recorded in the second quarter of 2016. See “Net prior year reserve development” under “Results of Operations — Property and Casualty Insurance Segment” for the years ended December 31, 2018, 2017 and 2016.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $438 million in 2018 compared to $362 million in 2017, an increase of $76 million (21%). Net investment income in AFG’s property and casualty operations was $362 million in 2017 compared to $350 million in 2016, an increase of $12 million (3%). In recent years, yields available in the financial markets on fixed maturity securities have generally been lower than yields on maturing investments, placing downward pressure on AFG’s investment portfolio yield. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2018 - 2017		2017 - 2016
	2018	2017	2016	Change	% Change	Change	% Change
Net investment income	$438	$362	$350	$76	21%	$12	3%

Average invested assets (at amortized cost)	$10,497	$9,948	$9,550	$549	6%	$398	4%

Yield (net investment income as a % of average invested assets)	4.17%	3.64%	3.66%	0.53%		(0.02%)

Tax equivalent yield (*)	4.35%	4.10%	4.16%	0.25%		(0.06%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty insurance segment in 2018 compared to 2017 reflects growth in the property and casualty insurance segment and very strong earnings from limited partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.17% in 2018 compared to 3.64% in 2017, an increase of 0.53 percentage points due primarily to the higher earnings from limited partnerships and similar investments. AFG’s property and casualty insurance operations recorded $80 million in earnings from partnerships and similar investments and AFG-managed CLOs in 2018 compared to $34 million in 2017, an increase of $46 million (135%). The yield earned on these investments was 13.9% in 2018 compared to 7.9% in 2017. The high returns from limited partnerships and similar investments should not be expected to repeat in future periods.

The increase in average invested assets and net investment income in the property and casualty insurance segment in 2017 as compared to 2016 is due primarily to growth in the property and casualty insurance segment. The property and casualty segment’s overall yield on investments was 3.64% in 2017 compared to 3.66% in 2016, a decrease of 0.02 percentage points reflecting the impact of lower yields available in the financial markets and lower income from certain investments that are required to be carried at fair value through earnings, partially offset by higher earnings from limited partnerships and similar investments.

Property and Casualty Other Income and Expenses, Net
GAAP other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $31 million in 2018, $13 million in 2017, and $9 million in 2016. Core other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $31 million, $13 million and $41 million in 2018, 2017 and 2016, respectively. The table below details the items included in GAAP and core other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2018	2017	2016
Other income
Income from the sale of real estate (*)	$—	$16	$1
Other	10	12	18
Total other income	10	28	19
Other expenses
Amortization of intangibles	9	8	8
NATL merger/tender offer expenses	—	—	10
Other	32	33	42
Total other expense	41	41	60
Core other income and expenses, net	(31)	(13)	(41)
Pretax non-core gain on sale of an apartment property	—	—	32
GAAP other income and expenses, net	$(31)	$(13)	$(9)

(*)	Excludes a pretax non-core gain of $32 million on the sale of an apartment property in 2016.

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

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $361 million in pretax earnings in 2018 compared to $380 million in 2017, a decrease of $19 million (5%). AFG’s annuity segment results in 2018 compared to 2017 reflect a 10% increase in average annuity investments (at amortized cost) and higher earnings from limited partnerships and similar investments, more than offset by higher unlocking charges, the impact of lower investment yields due to the run-off of higher yielding investments and the impact from changes in stock market performance and interest rates discussed below. The high returns on limited partnerships and similar investments should not be expected to repeat in future periods.

The fair value of derivatives related to FIAs was favorably impacted by higher than anticipated interest rates in 2018 compared to the negative impact of lower than anticipated interest rates in 2017. The favorable impact of interest rates between periods was offset by the negative impact of higher interest on the embedded derivative (from growth in the FIA business and higher interest rates), higher than expected option costs in 2018 and the impact of lower stock market performance in the 2018 period. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment of actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. In addition to the fourth quarter detailed review, AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018 due to the continued higher FIA option costs (resulting primarily from higher than expected risk-free rates). AFG’s unlocking of the actuarial assumptions underlying its annuity operations resulted in a net charge of $31 million in 2018 compared to $3 million in 2017.

AFG’s annuity operations contributed $380 million in pretax earnings in 2017 compared to $368 million in 2016, an increase of $12 million (3%). The increase in AFG’s annuity segment results in 2017 compared to 2016 reflect an 11% increase in average annuity investments (at amortized cost), partially offset by lower investment yields due to the run-off of higher yielding investments and higher general and administrative expenses. The change in fair value of derivatives related to FIAs had a negative impact of $33 million in 2017 compared to $27 million in 2016. Both periods reflect the negative impact of lower than anticipated interest rates, partially offset by the positive impact of a higher stock market on the fair value accounting for FIAs. Operating earnings also included a net unlocking annuity charge of $3 million in 2017 compared to a net annuity expense reduction of $1 million in 2016.

The following table details AFG’s earnings before income taxes from its annuity operations for 2018, 2017 and 2016 (dollars in millions):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Revenues:
Net investment income	$1,638	$1,458	$1,356	12%	8%
Other income:
Guaranteed withdrawal benefit fees	65	60	53	8%	13%
Policy charges and other miscellaneous income	42	43	50	(2%)	(14%)
Total revenues	1,745	1,561	1,459	12%	7%

Costs and Expenses:
Annuity benefits (*)	998	892	800	12%	12%
Acquisition expenses	255	168	181	52%	(7%)
Other expenses	131	121	110	8%	10%
Total costs and expenses	1,384	1,181	1,091	17%	8%
Earnings before income taxes	$361	$380	$368	(5%)	3%

Detail of annuity earnings before income taxes (dollars in millions):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Earnings before income taxes — before the impact of unlocking and derivatives related to FIAs	$425	$416	$394	2%	6%
Unlocking	(31)	(3)	1	933%	(400%)
Impact of derivatives related to FIAs	(33)	(33)	(27)	—%	22%
Earnings before income taxes	$361	$380	$368	(5%)	3%

(*)	Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Interest credited — fixed	$704	$633	$574	11%	10%
Interest credited — fixed component of variable annuities	5	5	5	—%	—%
Other annuity benefits:
Change in expected death and annuitization reserve	17	18	18	(6%)	—%
Amortization of sales inducements	19	19	24	—%	(21%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market	14	(14)	(6)	(200%)	133%
Accretion of benefits and other	92	81	75	14%	8%
Change in other benefit reserves	37	45	34	(18%)	32%
Total other annuity benefits	179	149	145	20%	3%
Total before impact of unlocking and derivatives related to FIAs	888	787	724	13%	9%
Unlocking	59	35	23	69%	52%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(248)	564	194	(144%)	191%
Equity option mark-to-market	299	(494)	(141)	(161%)	250%
Impact of derivatives related to FIAs	51	70	53	(27%)	32%
Total annuity benefits	$998	$892	$800	12%	12%

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Average fixed annuity investments (at amortized cost)	$34,471	$31,250	$28,223	10%	11%
Average fixed annuity benefits accumulated	34,706	31,526	28,146	10%	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.73%	4.63%	4.77%
Interest credited — fixed	(2.03%)	(2.01%)	(2.04%)
Net interest spread	2.70%	2.62%	2.73%

Policy charges and other miscellaneous income	0.10%	0.11%	0.15%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.33%)	(0.28%)	(0.33%)
Acquisition expenses	(0.79%)	(0.62%)	(0.70%)
Other expenses	(0.37%)	(0.37%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	(0.15%)	(0.22%)	(0.19%)
Unlocking	(0.09%)	(0.01%)	0.01%
Net spread earned on fixed annuities	1.07%	1.23%	1.29%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Year ended December 31,
	2018	2017	2016
Net spread earned on fixed annuities — before impact of unlocking and derivatives related to FIAs	1.26%	1.34%	1.38%
Unlocking	(0.09%)	(0.01%)	0.01%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(0.15%)	(0.22%)	(0.19%)
Related impact on amortization of DPAC (*)	0.05%	0.12%	0.09%
Related impact on amortization of deferred sales inducements (*)	—%	—%	—%
Net spread earned on fixed annuities	1.07%	1.23%	1.29%

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Annuity Net Investment Income
Net investment income in 2018 was $1.64 billion compared to $1.46 billion in 2017, an increase of $180 million (12%). This increase reflects the growth in AFG’s annuity business and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.10 percentage points to 4.73% from 4.63% in 2018 compared to 2017. This increase in net investment yield reflects higher earnings from limited partnerships and similar investments, partially offset by (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. AFG’s annuity operations recorded $114 million in earnings from partnerships and similar investments and AFG-managed CLOs in 2018 compared to $53 million in 2017, an increase of $61 million (115%). The yield earned on these investments was 12.4% in 2018 compared to 8.2% in 2017. The high returns from limited partnerships and similar investments should not be expected to repeat in future periods. For the period from October 1, 2017 through December 31, 2018, $5.8 billion in annuity segment investments with an average yield of approximately 4.9% were redeemed or sold with the proceeds reinvested at an approximately 0.5% lower yield.

Net investment income in 2017 was $1.46 billion compared to $1.36 billion in 2016, an increase of $102 million (8%). This increase reflects growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations decreased by 0.14 percentage points to 4.63% from 4.77% in 2017 compared to 2016. This decline in net investment yield reflects (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. During 2017, $4.9 billion in annuity segment investments with an average yield of 5.14% were redeemed or sold while the investments purchased during 2017 (with new premium dollars and the redemption/sale proceeds) had an average yield at purchase of 3.94%.

Annuity Interest Credited — Fixed
Interest credited — fixed in 2018 was $704 million compared to $633 million in 2017, an increase of $71 million (11%), reflecting the impact of growth in the annuity business. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, increased 0.02 percentage points to 2.03% in 2018 from 2.01% in 2017 due primarily to higher crediting rates on new business.

Interest credited — fixed in 2017 was $633 million compared to $574 million in 2016, an increase of $59 million (10%). The impact of growth in the annuity business was partially offset by lower interest crediting rates on new premiums as compared to the crediting rates on policyholder funds surrendered or withdrawn. The average interest rate credited to policyholders decreased 0.03 percentage points to 2.01% in 2017 from 2.04% in 2016.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.08 percentage points to 2.70% from 2.62% in 2018 compared to 2017 due primarily to higher earnings from limited partnerships and similar investments, partially offset by lower investment yields. Features included in current annuity offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AFG’s net interest spread decreased 0.11 percentage points to 2.62% in 2017 from 2.73% in 2016 due primarily to lower fixed maturity investment yields, partially offset by the impact of lower crediting rates.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $42 million in 2018 compared to $43 million in 2017, a decrease of $1 million (2%). Excluding the impact of unlocking charges of $1 million in 2018 and $3 million in 2017 related to unearned revenue, annuity policy charges and other miscellaneous income were $43 million in 2018 compared to $46 million in 2017, a decrease of $3 million (7%). Other miscellaneous income includes $1 million from the sale of real estate in 2017. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.01 percentage points to 0.10% in 2018 from 0.11% in 2017.

Annuity policy charges and other miscellaneous income were $43 million in 2017 compared to $50 million in 2016, a decrease of $7 million (14%). Excluding the impact of unlocking charges of $3 million in 2017 and $1 million in 2016 related to unearned revenue, annuity policy charges and other miscellaneous income were $46 million in 2017 compared to $51 million in 2016, a decrease of $5 million (10%). Other miscellaneous income includes $1 million in income from the sale of real estate in 2017 compared to $5 million in 2016. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.04 percentage points to 0.11% in 2017 from 0.15% in 2016.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees (excluding the impact of unlocking) were $114 million in 2018, $89 million in 2017 and $92 million in 2016, representing an increase of $25 million (28%) in 2018 compared to 2017 and a decrease of $3 million (3%) in 2017 compared to 2016. As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.05 percentage points to 0.33% in 2018 from 0.28% in 2017 and decreased 0.05 percentage points to 0.28% in 2017 from 0.33% in 2016. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2018	2017	2016
Change in expected death and annuitization reserve	$17	$18	$18
Amortization of sales inducements	19	19	24
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market	14	(14)	(6)
Accretion of benefits and other	92	81	75
Change in other benefit reserves	37	45	34
Other annuity benefits	179	149	145
Offset guaranteed withdrawal benefit fees	(65)	(60)	(53)
Other annuity benefits, net	$114	$89	$92

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases. As shown in the table above, the change in the stock market increased AFG’s guaranteed withdrawal benefit reserve by $14 million in 2018 compared to a favorable impact of $14 million in 2017. This $28 million increase (200%) was the primary cause of the $25 million overall increase in other annuity benefits, net of guaranteed withdrawal fees in 2018 compared to 2017.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense.

Annuity Acquisition Expenses
Annuity acquisition expenses were $255 million in 2018 compared to $168 million in 2017, an increase of $87 million (52%). Excluding the $29 million and $35 million favorable impact on amortization of DPAC from the unlocking recorded in 2018 and 2017, respectively, annuity acquisition expenses were $284 million in 2018 compared to $203 million in 2017, an increase of $81 million (40%), reflecting growth in the business and the acceleration (in 2018) and deceleration (in 2017) of DPAC amortization related to changes in the fair value of derivatives related to FIAs. Excluding the impact of unlocking charges (expense reductions) discussed under “Annuity Unlocking” below, AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.79% in 2018 compared to 0.62% in 2017 and 0.70% in 2016 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s fixed-indexed annuity business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the positive impact of higher than anticipated interest rates during 2018 on the fair value of derivatives related to FIAs (discussed below) resulted in a partially offsetting acceleration in the amortization of DPAC. In contrast, the negative impact of significantly lower than anticipated interest rates during 2017 and 2016 on the fair value of derivatives related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated (excluding the impact of unlocking):

	Year ended December 31,
	2018	2017	2016
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.84%	0.74%	0.79%
Impact of changes in fair value of derivatives related to FIAs on the amortization of DPAC (*)	(0.05%)	(0.12%)	(0.09%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.79%	0.62%	0.70%

(*)	An estimate of the acceleration/deceleration in the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or PVFP in the future.

Annuity Other Expenses
Annuity other expenses were $131 million in 2018, $121 million in 2017 and $110 million in 2016, representing an increase of $10 million (8%) in 2018 compared to 2017 and an increase of $11 million (10%) in 2017 compared to 2016. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses remained unchanged at 0.37% in 2018 and 2017 and decreased 0.01 percentage points to 0.37% in 2017 from 0.38% in 2016. The increase in annuity other expenses in 2017 compared to 2016 reflects primarily growth in the business and an increase in the number of sales personnel focused on new initiatives and increased market share within existing financial institutions and retail marketing organizations.

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities
AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The change in the fair value of the embedded derivative includes an ongoing expense for interest accreted on the embedded derivative. The interest accreted in any period is generally based on the size of the embedded derivative and current interest rates. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the embedded derivative component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

Excluding the impact of unlocking charges, the net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $51 million in 2018, $70 million in 2017 and $53 million in 2016. The change in the fair value of these derivatives includes $36 million in 2018, $16 million in 2017 and $7 million in 2016 in interest accreted on the embedded derivative (before DPAC amortization). AFG expects both the size of the embedded derivative and interest rates to rise, resulting in continued increases in interest on the embedded derivative. During 2018, the positive impact of higher than expected interest rates on the fair value of these derivatives was more than offset by the higher interest on the embedded derivative, the negative impact of higher than expected option costs and significantly lower stock market performance. The increase in 2017 and 2016 reflects the negative impact of significantly lower than anticipated interest rates on the fair value of these derivatives, partially offset by the positive impact of strong stock market performance in both periods. As a percentage of average fixed annuity benefits accumulated, this net expense decreased 0.07 percentage points to 0.15% in 2018 from 0.22% in 2017, and increased 0.03 percentage points to 0.22% in 2017 from 0.19% in 2016.

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

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Earnings before income taxes — before unlocking and change in fair value of derivatives related to FIAs	$425	$416	$394	2%	6%
Unlocking	(31)	(3)	1	933%	(400%)
Impact of derivatives related to FIAs:
Change in fair value of derivatives related to FIAs	(51)	(70)	(53)	(27%)	32%
Related impact on amortization of DPAC (*)	18	37	26	(51%)	42%
Earnings before income taxes	$361	$380	$368	(5%)	3%

(*)	An estimate of the related acceleration/deceleration of amortization of deferred sales inducements and deferred policy acquisition costs.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC decreased the annuity segment’s earnings before income taxes by $33 million in both 2018 and 2017 and $27 million in 2016.

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Interest on the embedded derivative liability	$(36)	$(16)	$(7)	125%	129%
Change in the stock market, including volatility	(11)	29	6	(138%)	383%
Changes in interest rates higher (lower) than expected	33	(50)	(29)	(166%)	72%
Renewal option costs lower (higher) than expected	(6)	4	5	(250%)	(20%)
Other, including the impact of actual versus expected lapses	(13)	—	(2)	—%	(100%)
Impact of derivatives related to FIAs	$(33)	$(33)	$(27)	—%	22%

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative liability.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.16 percentage points to 1.07% in 2018 from 1.23% in 2017 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the impact of the unlocking of actuarial assumptions discussed below, partially offset by the 0.08 percentage points increase in AFG’s net interest spread.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for 2018, 2017 and 2016 (in millions):

	Year ended December 31,
	2018	2017	2016
Beginning fixed annuity reserves	$33,005	$29,647	$26,371
Fixed annuity premiums (receipts)	5,382	4,313	4,398
Federal Home Loan Bank advances and repayments	225	(64)	150
Surrenders, benefits and other withdrawals	(2,836)	(2,246)	(2,189)
Interest and other annuity benefit expenses:
Interest credited	704	633	574
Embedded derivative mark-to-market	(248)	564	194
Change in other benefit reserves	140	117	122
Unlocking	59	41	27
Ending fixed annuity reserves	$36,431	$33,005	$29,647

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$36,431	$33,005	$29,647
Impact of unrealized investment gains	10	133	76
Fixed component of variable annuities	175	178	184
Annuity benefits accumulated per balance sheet	$36,616	$33,316	$29,907

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $5.41 billion in 2018, $4.34 billion in 2017 and $4.44 billion in 2016, an increase of $1.07 billion (25%) in 2018 compared to 2017 and a decrease of $94 million (2%) in 2017 compared to 2016. The following table summarizes AFG’s annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Financial institutions single premium annuities — indexed	$1,776	$1,711	$1,950	4%	(12%)
Financial institutions single premium annuities — fixed	492	622	468	(21%)	33%
Retail single premium annuities — indexed	1,418	990	1,056	43%	(6%)
Retail single premium annuities — fixed	87	70	73	24%	(4%)
Broker dealer single premium annuities — indexed	1,271	733	658	73%	11%
Broker dealer single premium annuities — fixed	14	7	9	100%	(22%)
Pension risk transfer	132	6	—	2,100%	—%
Education market — fixed and indexed annuities	192	174	184	10%	(5%)
Total fixed annuity premiums	5,382	4,313	4,398	25%	(2%)
Variable annuities	25	28	37	(11%)	(24%)
Total annuity premiums	$5,407	$4,341	$4,435	25%	(2%)

Management believes the 25% increase in annuity premiums in 2018 compared to 2017 is the result of the introduction of new products, efforts to expand in the retail and broker dealer markets and an improving interest rate environment in 2018.

Management attributes the 2% decrease in annuity premiums in 2017 compared to 2016 to AFG’s adherence to pricing discipline in a relatively low and decreasing interest rate environment during the year, as well as from aggressive pricing in certain of AFG’s competitors.

Annuity Unlocking
AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim period. AFG recorded net unlocking charges related to its annuity business of $31 million and $3 million in 2018 and 2017, respectively, and a net expense reduction of $1 million in 2016, which impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Policy charges and other miscellaneous income:
Unearned revenue	$(1)	$(3)	$(1)
Total revenues	(1)	(3)	(1)
Annuity benefits:
Fixed-indexed annuities embedded derivative	44	25	17
Sales inducements	—	(6)	(4)
Other reserves	15	16	10
Total annuity benefits	59	35	23
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	(29)	(35)	(25)
Total costs and expenses	30	—	(2)
Net expense reduction (charge)	$(31)	$(3)	$1

See “Annuity Unlocking” under “Annuity Segment — Results of Operations” for the quarters ended December 31, 2018 and 2017 for a discussion of the overall net expense reduction from the periodic review of actuarial assumptions in the fourth quarter of 2018 and 2017.

In addition to the $4 million net charge from the periodic review of annuity assumptions in the fourth quarter of 2018, AFG recorded a $27 million net unlocking charge in the second quarter of 2018 due primarily to the unfavorable impact of higher projected option costs, partially offset by the favorable impact of an increase in projected net interest spreads on in-force business (due primarily to higher than previously anticipated reinvestment rates). Reinvestment rate assumptions are based primarily on 7-year and 10-year corporate bond yields.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2018, 2017 and 2016 (in millions):

	Year ended December 31,
	2018	2017	2016
Earnings on fixed annuity benefits accumulated	$370	$387	$363
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(11)	(13)	4
Variable annuity earnings	2	6	1
Earnings before income taxes	$361	$380	$368

(*)
Net investment income (as a % of investments) of 4.73%, 4.63% and 4.77% in 2018, 2017 and 2016, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $165 million in 2018 compared to $252 million in 2017, a decrease of $87 million (35%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $156 million in 2018 compared to $177 million in 2017, a decrease of $21 million (12%).

AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $252 million in 2017 compared to $177 million in 2016, an increase of $75 million (42%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $177 million in 2017 compared to $174 million in 2016, an increase of $3 million (2%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its insurance operations in 2018, 2017 and 2016 (dollars in millions):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Revenues:
Life, accident and health net earned premiums	$24	$22	$24	9%	(8%)
Net investment income	25	34	27	(26%)	26%
Other income — P&C fees	69	66	60	5%	10%
Other income	29	27	27	7%	—%
Total revenues	147	149	138	(1%)	8%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	23	25	19	(8%)	32%
Life, accident and health benefits	40	26	33	54%	(21%)
Life, accident and health acquisition expenses	6	5	5	20%	—%
Other expense — expenses associated with P&C fees	46	41	41	12%	—%
Other expenses (*)	126	144	137	(13%)	5%
Costs and expenses, excluding interest charges on borrowed money	241	241	235	—%	3%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(94)	(92)	(97)	2%	(5%)
Interest charges on borrowed money	62	85	77	(27%)	10%
Core loss before income taxes, excluding realized gains and losses	(156)	(177)	(174)	(12%)	2%
Pretax non-core special A&E charges	(9)	(24)	(5)	(63%)	380%
Pretax non-core loss on retirement of debt	—	(51)	—	(100%)	—%
Pretax non-core realized gain on subsidiaries	—	—	2	—%	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(165)	$(252)	$(177)	(35%)	42%

(*)	Excludes pretax non-core special A&E charges of $9 million, $24 million and $5 million in 2018, 2017 and 2016, respectively, and a pretax non-core loss on retirement of debt of $51 million in 2017.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $24 million and related benefits and acquisition expenses of $46 million in 2018 compared to net earned premiums of $22 million and related benefits and acquisition expenses of $31 million in 2017. The $14 million (54%) increase in life, accident and health benefits reflects higher claims in both the run-off long-term care and run-off life insurance businesses in 2018 compared to 2017.

AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $22 million and related benefits and acquisition expenses of $31 million in 2017 compared to net earned premiums of $24 million and related benefits and acquisition expenses of $38 million in 2016. The $7 million (21%) decrease in life, accident and health benefits reflects the impact of improved life claims experience in 2017 compared to 2016.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $25 million, $34 million and $27 million in 2018, 2017 and 2016, respectively. The $9 million (26%) decrease in 2018 as compared to 2017 and the $7 million (26%) increase in 2017 as compared to 2016 is due primarily to the impact of the market performance on a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $4 million in 2018 and increased in value by $6 million in 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2018, AFG collected $69 million in fees for these services compared to $66 million in 2017 and $60 million in 2016. Management views this fee income, net of the $46 million in 2018 and $41 million in both 2017 and 2016, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $16 million, $18 million and $17 million in 2018, 2017 and 2016, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $13 million in 2018, $9 million in 2017 and $10 million in 2016.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core losses on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $126 million in 2018 compared to $144 million in 2017, a decrease of $18 million (13%). This decrease reflects lower holding company expenses related to employee benefit plans that are tied to stock market performance, partially offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations in 2018. AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $144 million in 2017 compared to $137 million in 2016, an increase of $7 million (5%). This increase reflects higher holding company expenses related to employee benefit plans that are tied to stock market performance, partially offset by the impact of a $5 million donation to the University of Cincinnati College of Business in 2016.

Holding Company and Other — Interest Charges on Borrowed Money
The following table details the principal amount of AFG’s long-term debt balances as of January 1, 2018, January 1, 2017 and January 1, 2016 (dollars in millions):

	January 1, 2018	January 1, 2017	January 1, 2016
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$—	$—
3.50% Senior Notes due August 2026	425	300	—
9-7/8% Senior Notes due June 2019	—	350	350
6-3/8% Senior Notes due June 2042	—	230	230
5-3/4% Senior Notes due August 2042	—	125	125
6-1/4% Subordinated Debentures due September 2054	150	150	150
6% Subordinated Debentures due November 2055	150	150	150
Other	3	3	3
Total principal amount of Holding Company Debt	$1,318	$1,308	$1,008

Weighted Average Interest Rate	4.6%	6.5%	7.4%

AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $62 million in 2018, $85 million in 2017 and $77 million in 2016. The $23 million (27%) decrease in interest expense in 2018 compared to 2017 is due primarily to a lower weighted average interest rate on AFG’s outstanding debt. The $8 million (10%) increase in interest expense in 2017 compared to 2016 reflects higher average indebtedness during 2017 compared to 2016, partially offset by a lower weighted average interest rate on outstanding debt.

The decrease in the weighted average interest rate for 2018 compared to 2017 and 2017 compared to 2016 reflects the following financing transactions completed by AFG in 2016 and 2017:

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

Holding Company and Other — Special A&E Charges
As a result of the comprehensive external studies and internal reviews of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded non-core special charges of $9 million in 2018, $24 million in 2017 and $5 million in 2016 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in 2018, 2017 and 2016 are due to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. In addition, AFG has seen a small increase in claims arising from exposure to deleterious substances other than asbestos, which has caused it to increase its estimated future liability. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $21 million in 2018, $31 million in 2017 and $20 million in 2016.

Holding Company and Other — Loss on Retirement of Debt
In December 2017, AFG redeemed its $350 million outstanding principal amount of 9-7/8% Senior Notes due 2019 and recorded a pretax loss on retirement of debt of $40 million, primarily a $38 million make-whole premium. In addition, AFG wrote off unamortized debt issuance costs of $7 million related to the redemption of its $230 million outstanding 6-3/8% Senior Notes due 2042 at par value in June 2017 and $4 million related to the redemption of its $125 million outstanding 5-3/4% Senior Notes due 2042 at par value in August 2017.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net losses of $266 million in 2018 compared to net gains of $5 million in 2017, a decrease of $271 million (5,420%). AFG’s consolidated realized gains (losses) on securities were net gains of $5 million in 2017 compared to $19 million in 2016, a decrease of $14 million (74%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2018	2017	2016
Realized gains (losses) before impairments:
Disposals	$9	$87	$151
Change in the fair value of equity securities (*)	(262)	—	—
Change in the fair value of derivatives	(5)	(6)	(9)
Adjustments to annuity deferred policy acquisition costs and related items	11	(3)	(7)
	(247)	78	135
Impairment charges:
Securities	(26)	(88)	(131)
Adjustments to annuity deferred policy acquisition costs and related items	7	15	15
	(19)	(73)	(116)
Realized gains (losses) on securities	$(266)	$5	$19

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. This amount includes a $279 million net loss on securities that were still held at December 31, 2018.

The $262 million net realized loss from the change in the fair value of equity securities in 2018 includes losses of $92 million on banks and financing companies, $31 million on real estate investment trusts, $30 million on energy exploration and production companies and $27 million on asset management companies. AFG’s impairment charges on securities in 2018 all relate to fixed maturities. Approximately $19 million of impairment charges were taken on corporate bonds and $6 million were taken on residential MBS.

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

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $122 million in 2018 compared to $247 million in 2017, a decrease of $125 million (51%). AFG’s consolidated provision for income taxes was $247 million in 2017 compared to $119 million in 2016, an increase of $128 million (108%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $13 million in 2018 compared to net earnings of $2 million in 2017, an increase of $15 million (750%). AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was earnings of $2 million in 2017 compared to $19 million in 2016, a decrease of $17 million (89%). The following table details net earnings (losses) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Year ended December 31,			% Change
	2018	2017	2016	2018 - 2017	2017 - 2016
Neon	$(13)	$—	$—	—%	—%
National Interstate	—	—	15	—%	(100%)
Other	—	2	4	(100%)	(50%)
Earnings (losses) attributable to noncontrolling interests	$(13)	$2	$19	(750%)	(89%)

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

ACCOUNTING STANDARDS TO BE ADOPTED

See Note A — “Accounting Policies — Lease Accounting Guidance Effective in 2019” to the financial statements for a discussion of accounting guidance adopted on January 1, 2019, which requires entities that lease assets for terms longer than one year to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of cash flows.

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

	2018	2017
Fair value of fixed maturity portfolio	$42,102	$38,727
Percentage impact on fair value of 100 bps increase in interest rates	(4.5%)	(5.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,895)	$(1,936)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	800	750
Estimated pretax impact on accumulated other comprehensive income	(1,095)	(1,186)
Deferred income tax	230	249
Estimated after-tax impact on accumulated other comprehensive income	$(865)	$(937)

Municipal bonds represented approximately 17% of AFG’s fixed maturity portfolio at December 31, 2018. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment-grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2018, approximately 78% of the municipal bond portfolio was held in revenue bonds, with the remaining 22% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. In 2003, AFG began issuing products with guaranteed minimum interest rates (“GMIRs”) of less than 2%; almost all new business since late 2010 has been issued at a 1% GMIR. At December 31, 2018, AFG could reduce the average crediting rate on approximately $28 billion of traditional fixed and fixed-indexed annuities without guaranteed withdrawal benefits by approximately 119 basis points (on a weighted average basis).

As presented in Item 7 — Management’s Discussion and Analysis — “Results of Operations — Annuity Segment — Years ended December 31, 2018, 2017 and 2016 — Net Spread on Fixed Annuities,” the interest credited rate as a percent of fixed annuity benefits accumulated on AFG’s in-force block of fixed annuities was 2.03% for the year ended December 31, 2018. Management estimates that the interest credited rate on this in-force business will range from 2.10% to 2.20% over the next five years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and other withdrawals and (v) renewal premiums. Actual experience and changes in actuarial assumptions may result in different effective crediting rates than those above.

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

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2018	$3,493	$3,989	$4,609	$4,701	$4,640	$22,156	$43,588	$34,765
2017	2,655	3,071	3,481	4,121	4,343	20,982	38,653	32,461

(*)	Fair value of annuity benefits accumulated excluding life contingent annuities in the payout phase (carrying value of $232 million at December 31, 2018 and $206 million at December 31, 2017).

AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. See Note D — “Fair Value Measurements” and Note F — “Derivatives” to the financial statements for a discussion of these derivatives.
Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2018			December 31, 2017
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2019	$—	—%	2018	$—	—%
2020	—	—%	2019	—	—%
2021	—	—%	2020	—	—%
2022	—	—%	2021	—	—%
2023	—	—%	2022	—	—%
Thereafter	1,318	4.6%	Thereafter	1,318	4.6%
Total	$1,318	4.6%	Total	$1,318	4.6%

Fair Value	$1,231		Fair Value	$1,354

ITEM 8

Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note N to the Consolidated Financial Statements.

ITEM 9A

Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2018. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2018, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Financial Group, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 26, 2019, expressed an unqualified opinion thereon.

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
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for equity investments, other than those accounted for under the equity method, to measure equity investments at fair value with changes in fair value recognized in net earnings for the year ended December 31, 2018.

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
February 26, 2019

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$1,515	$2,338
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $41,837 and $37,038)	41,997	38,379
Fixed maturities, trading at fair value	105	348
Equity securities, at fair value	1,814	1,662
Investments accounted for using the equity method	1,374	999
Mortgage loans	1,068	1,125
Policy loans	174	184
Equity index call options	184	701
Real estate and other investments	267	312
Total cash and investments	48,498	46,048
Recoverables from reinsurers	3,349	3,369
Prepaid reinsurance premiums	610	600
Agents’ balances and premiums receivable	1,234	1,146
Deferred policy acquisition costs	1,682	1,216
Assets of managed investment entities	4,700	4,902
Other receivables	1,090	1,030
Variable annuity assets (separate accounts)	557	644
Other assets	1,529	1,504
Goodwill	207	199
Total assets	$63,456	$60,658

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,741	$9,678
Unearned premiums	2,595	2,410
Annuity benefits accumulated	36,616	33,316
Life, accident and health reserves	635	658
Payable to reinsurers	752	743
Liabilities of managed investment entities	4,512	4,687
Long-term debt	1,302	1,301
Variable annuity liabilities (separate accounts)	557	644
Other liabilities	1,774	1,887
Total liabilities	58,484	55,324

Redeemable noncontrolling interests	—	3

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,291,724 and 88,275,460 shares outstanding	89	88
Capital surplus	1,245	1,181
Retained earnings	3,588	3,248
Accumulated other comprehensive income, net of tax	48	813
Total shareholders’ equity	4,970	5,330
Noncontrolling interests	2	1
Total equity	4,972	5,331
Total liabilities and equity	$63,456	$60,658

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2018	2017	2016
Revenues:
Property and casualty insurance net earned premiums	$4,865	$4,579	$4,328
Life, accident and health net earned premiums	24	22	24
Net investment income	2,094	1,831	1,696
Realized gains (losses) on:
Securities (*)	(266)	5	19
Subsidiaries	—	—	2
Income (loss) of managed investment entities:
Investment income	255	210	190
Gain (loss) on change in fair value of assets/liabilities	(21)	12	15
Other income	199	206	224
Total revenues	7,150	6,865	6,498

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,003	2,955	2,762
Commissions and other underwriting expenses	1,583	1,407	1,349
Annuity benefits	998	892	800
Life, accident and health benefits	40	26	33
Annuity and supplemental insurance acquisition expenses	261	173	186
Interest charges on borrowed money	62	85	77
Expenses of managed investment entities	211	181	151
Other expenses	353	422	353
Total costs and expenses	6,511	6,141	5,711
Earnings before income taxes	639	724	787
Provision for income taxes	122	247	119
Net earnings, including noncontrolling interests	517	477	668
Less: Net earnings (losses) attributable to noncontrolling interests	(13)	2	19
Net Earnings Attributable to Shareholders	$530	$475	$649

Earnings Attributable to Shareholders per Common Share:
Basic	$5.95	$5.40	$7.47
Diluted	$5.85	$5.28	$7.33
Average number of Common Shares:
Basic	89.0	87.8	86.9
Diluted	90.6	89.8	88.5
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$(247)	$78	$135

Losses on securities with impairment	(19)	(74)	(115)
Non-credit portion recognized in other comprehensive income (loss)	—	1	(1)
Impairment charges recognized in earnings	(19)	(73)	(116)
Total realized gains (losses) on securities	$(266)	$5	$19

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2018	2017	2016
Net earnings, including noncontrolling interests	$517	$477	$668
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(544)	297	80
Reclassification adjustment for realized (gains) losses included in net earnings	8	(10)	(12)
Total net unrealized gains (losses) on securities	(536)	287	68
Net unrealized gains (losses) on cash flow hedges	2	(4)	(8)
Foreign currency translation adjustments	(10)	12	7
Pension and other postretirement plans adjustments	—	1	—
Other comprehensive income (loss), net of tax	(544)	296	67
Total comprehensive income (loss), net of tax	(27)	773	735
Less: Comprehensive income (loss) attributable to noncontrolling interests	(13)	2	24
Comprehensive income (loss) attributable to shareholders	$(14)	$771	$711

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2015	87,474,452	$1,301	$2,987	$304	$4,592	$178	$4,770	$—
Net earnings	—	—	649	—	649	19	668	—
Other comprehensive income	—	—	—	62	62	5	67	—
Dividends ($2.1525 per share)	—	—	(187)	—	(187)	—	(187)	—
Shares issued:
Exercise of stock options	958,344	32	—	—	32	—	32	—
Restricted stock awards	318,940	—	—	—	—	—	—	—
Other benefit plans	95,875	7	—	—	7	—	7	—
Dividend reinvestment plan	25,516	2	—	—	2	—	2	—
Stock-based compensation expense	—	22	—	—	22	—	22	—
Shares acquired and retired	(1,911,976)	(29)	(104)	—	(133)	—	(133)	—
Shares exchanged — benefit plans	(32,707)	—	(2)	—	(2)	—	(2)	—
Forfeitures of restricted stock	(4,045)	—	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	(137)	—	9	(128)	(187)	(315)	—
Other	—	—	—	—	—	(12)	(12)	—
Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919	$—
Net earnings	—	—	475	—	475	2	477	—
Other comprehensive income	—	—	—	296	296	—	296	—
Impact of the U.S. corporate tax rate change on AOCI	—	—	(145)	145	—	—	—	—
Dividends ($4.7875 per share)	—	—	(421)	—	(421)	—	(421)	—
Shares issued:
Exercise of stock options	1,020,986	34	—	—	34	—	34	—
Restricted stock awards	232,250	—	—	—	—	—	—	—
Other benefit plans	99,588	10	—	—	10	—	10	—
Dividend reinvestment plan	42,572	4	—	—	4	—	4	—
Stock-based compensation expense	—	24	—	—	24	—	24	—
Shares exchanged — benefit plans	(37,718)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(6,617)	—	—	—	—	—	—	—
Sale of redeemable noncontrolling interests	—	—	—	(3)	(3)	—	(3)	3
Other	—	—	—	—	—	(4)	(4)	—
Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	530	—	530	1	531	(14)
Other comprehensive loss	—	—	—	(544)	(544)	—	(544)	—
Dividends ($4.45 per share)	—	—	(397)	—	(397)	—	(397)	—
Shares issued:
Exercise of stock options	778,270	29	—	—	29	—	29	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	103,797	12	—	—	12	—	12	—
Dividend reinvestment plan	29,998	3	—	—	3	—	3	—
Stock-based compensation expense	—	23	—	—	23	—	23	—
Shares acquired and retired	(65,589)	(1)	(5)	—	(6)	—	(6)	—
Shares exchanged — benefit plans	(26,520)	(1)	(2)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(4,317)	—	—	—	—	—	—	—
Other	—	—	(11)	—	(11)	—	(11)	11
Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2018	2017	2016
Operating Activities:
Net earnings, including noncontrolling interests	$517	$477	$668
Adjustments:
Depreciation and amortization	210	107	134
Annuity benefits	998	892	800
Realized (gains) losses on investing activities	265	(23)	(61)
Net sales of trading securities	111	17	79
Deferred annuity and life policy acquisition costs	(263)	(225)	(230)
Change in:
Reinsurance and other receivables	(211)	(963)	(315)
Other assets	96	13	(467)
Insurance claims and reserves	425	1,321	533
Payable to reinsurers	9	109	43
Other liabilities	(140)	(18)	265
Managed investment entities’ assets/liabilities	148	60	(279)
Other operating activities, net	(82)	37	(20)
Net cash provided by operating activities	2,083	1,804	1,150

Investing Activities:
Purchases of:
Fixed maturities	(10,183)	(9,485)	(7,537)
Equity securities	(568)	(182)	(207)
Mortgage loans	(167)	(254)	(341)
Equity index options and other investments	(973)	(831)	(738)
Real estate, property and equipment	(80)	(109)	(49)
Businesses	(36)	—	—
Proceeds from:
Maturities and redemptions of fixed maturities	4,948	6,105	4,713
Repayments of mortgage loans	201	215	262
Sales of fixed maturities	501	392	641
Sales of equity securities	247	216	348
Sales and settlements of equity index options and other investments	883	789	319
Sales of real estate, property and equipment	3	55	55
Cash and cash equivalents of businesses acquired	13	—	—
Managed investment entities:
Purchases of investments	(2,117)	(2,979)	(2,254)
Proceeds from sales and redemptions of investments	1,948	2,774	1,890
Other investing activities, net	30	2	(83)
Net cash used in investing activities	(5,350)	(3,292)	(2,981)

Financing Activities:
Annuity receipts	5,632	4,341	4,585
Annuity surrenders, benefits and withdrawals	(2,916)	(2,405)	(2,275)
Net transfers from variable annuity assets	47	54	42
Additional long-term borrowings	—	712	302
Reductions of long-term debt	—	(745)	(18)
Issuances of managed investment entities’ liabilities	1,983	2,731	2,293
Retirements of managed investment entities’ liabilities	(1,935)	(2,585)	(1,600)
Issuances of Common Stock	33	37	35
Repurchases of Common Stock	(6)	—	(133)
Cash dividends paid on Common Stock	(394)	(417)	(185)
Acquisition of noncontrolling interests in subsidiary	—	—	(315)
Other financing activities, net	—	(4)	(13)
Net cash provided by financing activities	2,444	1,719	2,718
Net Change in Cash and Cash Equivalents	(823)	231	887
Cash and cash equivalents at beginning of year	2,338	2,107	1,220
Cash and cash equivalents at end of year	$1,515	$2,338	$2,107
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

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2018, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements of nonfinancial assets and liabilities in 2018 or 2017.

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

Under the new guidance, AFG recorded holding losses of $257 million on equity securities in net earnings during 2018 on securities that were still owned at December 31, 2018. Under the prior guidance, these holding losses would have been recorded in AOCI (with the exception of any impairment charge that may have been recorded). Because almost all of the equity

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

securities impacted by the new guidance were carried at fair value through AOCI under the prior guidance, the adoption of the new guidance did not have a material impact on AFG’s financial position.

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

Gains or losses on fixed-maturity securities are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on securities) and the cost basis of that investment is reduced. If management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are shown in the statement of earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings, unless the derivatives are designated and qualify as highly effective cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of (i) components of certain fixed maturity securities (primarily interest-only and principal-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related equity index options designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

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

Annuity Benefits Accumulated   Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited are charged to annuity benefits expense and decreases for annuity policy charges are recorded in other income. For traditional fixed annuities, the liability for annuity benefits accumulated represents the account value that had accrued to the benefit of the policyholder as of the balance sheet date. For fixed-indexed annuities, the liability for annuity benefits accumulated includes an embedded derivative that represents the estimated fair value of the index participation with the remaining component representing the discounted value of the guaranteed minimum contract benefits.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2018 – 1.6 million, 2017 – 2.0 million and 2016 – 1.6 million.

AFG’s weighted average diluted shares outstanding excludes the following anti-dilutive potential common shares related to stock compensation plans: 2018 and 2017 – none and 2016 – 0.4 million. Adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share were nominal in the 2018, 2017 and 2016 periods.

Statement of Cash Flows   For cash flow purposes, “investing activities” are defined as making and collecting loans and acquiring and disposing of debt or equity instruments, property and equipment and businesses. “Financing activities” include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, surrenders, benefits and withdrawals are also reflected as financing activities. All other activities are considered “operating.” Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements.

Revenue Recognition Guidance Effective in 2018 On January 1, 2018, AFG adopted ASU 2014-09, which provides guidance on recognizing revenue when (or as) performance obligations under the contract are satisfied. The new guidance also updates the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires certain new disclosures. Because revenue recognition for insurance contracts and financial instruments (AFG’s primary sources of revenue) were excluded from the scope of the new guidance, the adoption of ASU 2014-09 did not have a material impact on AFG’s results of operations and financial position.

Lease Accounting Guidance Effective in 2019 In February 2016, the FASB issued ASU 2016-02, which requires entities that lease assets for terms longer than one year to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of contractual cash flows. Qualitative and quantitative disclosures of the amount, timing and uncertainty of cash flows arising from leases will also be required. AFG will adopt the updated guidance effective January 1, 2019. The new guidance will not have a material effect on AFG’s results of operations because it does not change the manner in which lease-related expenses are recognized in the statement of earnings. In addition, the new guidance will not have a material effect on AFG’s financial position as recognizing the assets and liabilities related to operating leases upon adoption of the new guidance in January 2019 will increase AFG’s consolidated assets and consolidated liabilities by less than one-half of 1% as compared to AFG’s Balance Sheet at December 31, 2018.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

B.     Acquisitions and Sale of Businesses

ABA Insurance Services Inc.   In November 2018, AFG acquired ABA Insurance Services Inc. (“ABAIS”) from American Bankers Mutual Insurance, Ltd. for approximately $30 million using cash on hand at the parent company. Additional contingent consideration of up to $3 million could be due after four years based on achieving certain operating milestones. ABAIS is based in Ohio and is a market-leading provider of directors and officers liability and other complementary insurance solutions for banks, small businesses and nonprofit organizations.

The allocation of the purchase price is shown in the table below (in millions):

November 30, 2018
Total purchase price	$30

Tangible assets acquired	28
Liabilities acquired	26
Net tangible assets acquired, at fair value	2
Excess purchase price over net tangible assets acquired	$28

Allocation of excess purchase price:
Intangible assets acquired (*)	$25
Deferred tax on intangible assets acquired (*)	(5)
Goodwill	8
$28

(*)	Included in Other assets in AFG’s Balance Sheet.

Approximately $25 million of the purchase price was recorded as a finite lived customer relationship intangible asset, which will be amortized over its estimated life of 9 years. The fair value of this intangible was estimated using a multi-period excess earnings method, which is a form of the income approach. The acquisition resulted in the recognition of $8 million in goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The goodwill represents the fair value of acquired intangible assets that do not qualify for separate recognition, including the value of ABAIS’s assembled workforce. Business generated by ABAIS is included in the Specialty casualty sub-segment.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

C.    Segments of Operations

AFG manages its business as three segments: (i) Property and casualty insurance, (ii) Annuity and (iii) Other, which includes holding company assets and costs, revenues and costs of AFG’s limited insurance operations outside of property and casualty insurance and annuities, and operations attributable to the noncontrolling interests of the managed investment entities.

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

Sales of property and casualty insurance outside of the United States represented 7% of AFG’s revenues in 2018, 5% of AFG’s revenues in 2017 and 4% of AFG’s revenues in 2016.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2018	2017	2016
Assets
Property and casualty insurance (a)	$17,681	$17,171	$15,574
Annuity	39,952	37,179	33,409
Other	5,823	6,308	6,089
Total assets	$63,456	$60,658	$55,072

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,729	$1,711	$1,662
Specialty casualty	2,403	2,186	2,006
Specialty financial	598	576	557
Other specialty	135	106	103
Total premiums earned	4,865	4,579	4,328
Net investment income	438	362	350
Other income (b)	10	28	51
Total property and casualty insurance	5,313	4,969	4,729
Annuity:
Net investment income	1,638	1,458	1,356
Other income	107	103	103
Total annuity	1,745	1,561	1,459
Other	358	330	289
Total revenues before realized gains (losses)	7,416	6,860	6,477
Realized gains (losses) on securities	(266)	5	19
Realized gains on subsidiaries	—	—	2
Total revenues	$7,150	$6,865	$6,498

(a)	Not allocable to sub-segments.

(b)	Includes income of $32 million (before noncontrolling interest) from the sale of an apartment property in 2016.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2018	2017	2016
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$120	$154	$166
Specialty casualty	141	104	78
Specialty financial	66	61	84
Other specialty	(5)	(2)	9
Other lines (a)	(20)	(75)	(101)
Total underwriting	302	242	236
Investment and other income, net (b)	407	349	341
Total property and casualty insurance	709	591	577
Annuity	361	380	368
Other (c)	(165)	(252)	(179)
Total earnings before realized gains (losses) and income taxes	905	719	766
Realized gains (losses) on securities	(266)	5	19
Realized gains on subsidiaries	—	—	2
Total earnings before income taxes	$639	$724	$787

(a)
Includes special charges to increase asbestos and environmental (“A&E”) reserves of $18 million, $89 million and $36 million in 2018, 2017 and 2016, respectively. Also includes $18 million in favorable development related to the Neon exited lines recorded in connection with a reinsurance to close transaction in 2017 and a charge of $65 million related to Neon exited lines in 2016.

(b)	Includes income of $32 million (before noncontrolling interest) from the sale of an apartment property in 2016.

(c)
Primarily holding company interest and expenses, including losses on retirement of debt of $51 million in 2017 and special charges to increase A&E reserves related to AFG’s former railroad and manufacturing operations ($9 million in 2018, $24 million in 2017 and $5 million in 2016).

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

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), non-affiliated common stocks, equity index options and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$141	$83	$9	$233
States, municipalities and political subdivisions	—	6,880	59	6,939
Foreign government	—	142	—	142
Residential MBS	—	2,547	197	2,744
Commercial MBS	—	864	56	920
Asset-backed securities	—	8,964	847	9,811
Corporate and other	28	19,184	1,996	21,208
Total AFS fixed maturities	169	38,664	3,164	41,997
Trading fixed maturities	9	96	—	105
Equity securities	1,410	68	336	1,814
Equity index call options	—	184	—	184
Assets of managed investment entities (“MIE”)	203	4,476	21	4,700
Variable annuity assets (separate accounts) (*)	—	557	—	557
Other assets — derivatives	—	16	—	16
Total assets accounted for at fair value	$1,791	$44,061	$3,521	$49,373
Liabilities:
Liabilities of managed investment entities	$195	$4,297	$20	$4,512
Derivatives in annuity benefits accumulated	—	—	2,720	2,720
Other liabilities — derivatives	—	49	—	49
Total liabilities accounted for at fair value	$195	$4,346	$2,740	$7,281

December 31, 2017
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$122	$112	$8	$242
States, municipalities and political subdivisions	—	6,975	148	7,123
Foreign government	—	127	—	127
Residential MBS	—	3,105	122	3,227
Commercial MBS	—	926	36	962
Asset-backed securities	—	7,218	744	7,962
Corporate and other	30	17,662	1,044	18,736
Total AFS fixed maturities	152	36,125	2,102	38,379
Trading fixed maturities	44	304	—	348
Equity securities	1,411	86	165	1,662
Equity index call options	—	701	—	701
Assets of managed investment entities	307	4,572	23	4,902
Variable annuity assets (separate accounts) (*)	—	644	—	644
Other assets — derivatives	—	—	—	—
Total assets accounted for at fair value	$1,914	$42,432	$2,290	$46,636
Liabilities:
Liabilities of managed investment entities	$293	$4,372	$22	$4,687
Derivatives in annuity benefits accumulated	—	—	2,542	2,542
Other liabilities — derivatives	—	35	—	35
Total liabilities accounted for at fair value	$293	$4,407	$2,564	$7,264
 (*)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The transfers between Level 1 and Level 2 for the years ended December 31, 2018, 2017 and 2016 are reflected in the table below at fair value as of the end of the reporting period (dollars in millions):

	Level 2 To Level 1 Transfers						Level 1 To Level 2 Transfers
	# of Transfers			Fair Value			# of Transfers			Fair Value
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Perpetual preferred stocks	2	4	6	$5	$23	$35	2	2	7	$6	$11	$28
Common stocks	—	—	3	—	—	—	—	1	2	—	—	—

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

Approximately 7% of the total assets carried at fair value on December 31, 2018, were Level 3 assets. Approximately 69% ($2.41 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.05 billion at December 31, 2018. Of this amount, approximately $590 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third party model. The credit spread applied by management is the significant unobservable input. For this group of approximately 100 securities, the average spread used was 585 basis points over the reference treasury yield and the spreads ranged from 131 basis points to 2,966 basis points (approximately 80% of the spreads were between 400 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. For the remainder of the internally developed prices, any justifiable changes in unobservable inputs used to determine fair value would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $2.72 billion at December 31, 2018. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.6% – 2.1% over the risk free rate
Risk margin for uncertainty in cash flows	0.73% reduction in the discount rate
Surrenders	3% – 23% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.5% – 9.5% of indexed account value
Budgeted option costs	2.6% – 3.6% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk is based on the Moody’s corporate A2 bond index and reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed and variable-indexed annuity products with an expected range of 7% to 11% in the majority of future calendar years (3% to 23% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed and variable-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2018, 2017 and 2016 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$1	$—	$9
State and municipal	148	—	(2)	—	(3)	—	(84)	59
Residential MBS	122	(9)	(4)	—	(21)	130	(21)	197
Commercial MBS	36	—	—	20	—	—	—	56
Asset-backed securities	744	(3)	(15)	426	(248)	82	(139)	847
Corporate and other	1,044	(10)	(18)	1,221	(204)	27	(64)	1,996
Total AFS fixed maturities	2,102	(22)	(39)	1,667	(476)	240	(308)	3,164
Equity securities	165	9	—	155	(6)	30	(17)	336
Assets of MIE	23	(8)	—	6	—	—	—	21
Total Level 3 assets	$2,290	$(21)	$(39)	$1,828	$(482)	$270	$(325)	$3,521

Embedded derivatives (a)	$(2,542)	$204	$—	$(545)	$163	$—	$—	$(2,720)
Total Level 3 liabilities (b)	$(2,542)	$204	$—	$(545)	$163	$—	$—	$(2,720)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $44 million in 2018.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	2	—	(2)	10	(2)	148
Residential MBS	190	(4)	2	1	(40)	44	(71)	122
Commercial MBS	25	2	—	15	(10)	4	—	36
Asset-backed securities	484	—	1	410	(132)	202	(221)	744
Corporate and other	712	(5)	2	606	(237)	29	(63)	1,044
Total AFS fixed maturities	1,559	(7)	7	1,032	(421)	289	(357)	2,102
Equity securities	174	(21)	10	38	(16)	—	(20)	165
Assets of MIE	29	(11)	—	9	—	—	(4)	23
Total Level 3 assets	$1,762	$(39)	$17	$1,079	$(437)	$289	$(381)	$2,290

Embedded derivatives (a)	$(1,759)	$(589)	$—	$(300)	$106	$—	$—	$(2,542)
Total Level 3 liabilities (b)	$(1,759)	$(589)	$—	$(300)	$106	$—	$—	$(2,542)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $25 million in 2017.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2015	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2016
AFS fixed maturities:
U.S. government agency	$15	$(8)	$1	$—	$—	$—	$—	$8
State and municipal	89	—	(4)	57	(2)	—	—	140
Residential MBS	224	(4)	(2)	8	(28)	34	(42)	190
Commercial MBS	39	(1)	—	—	(7)	—	(6)	25
Asset-backed securities	470	(1)	1	50	(52)	60	(44)	484
Corporate and other	633	—	(10)	176	(100)	30	(17)	712
Total AFS fixed maturities	1,470	(14)	(14)	291	(189)	124	(109)	1,559
Equity securities	140	(12)	35	44	(28)	15	(20)	174
Assets of MIE	26	(9)	—	12	—	—	—	29
Total Level 3 assets	$1,636	$(35)	$21	$347	$(217)	$139	$(129)	$1,762

Embedded derivatives (a)	$(1,369)	$(211)	$—	$(277)	$98	$—	$—	$(1,759)
Total Level 3 liabilities (b)	$(1,369)	$(211)	$—	$(277)	$98	$—	$—	$(1,759)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $17 million in 2016.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2018
Financial assets:
Cash and cash equivalents	$1,515	$1,515	$1,515	$—	$—
Mortgage loans	1,068	1,056	—	—	1,056
Policy loans	174	174	—	—	174
Total financial assets not accounted for at fair value	$2,757	$2,745	$1,515	$—	$1,230
Financial liabilities:
Annuity benefits accumulated (*)	$36,384	$34,765	$—	$—	$34,765
Long-term debt	1,302	1,231	—	1,228	3
Total financial liabilities not accounted for at fair value	$37,686	$35,996	$—	$1,228	$34,768

2017
Financial assets:
Cash and cash equivalents	$2,338	$2,338	$2,338	$—	$—
Mortgage loans	1,125	1,119	—	—	1,119
Policy loans	184	184	—	—	184
Total financial assets not accounted for at fair value	$3,647	$3,641	$2,338	$—	$1,303
Financial liabilities:
Annuity benefits accumulated (*)	$33,110	$32,461	$—	$—	$32,461
Long-term debt	1,301	1,354	—	1,351	3
Total financial liabilities not accounted for at fair value	$34,411	$33,815	$—	$1,351	$32,464

(*)	Excludes $232 million and $206 million of life contingent annuities in the payout phase at December 31, 2018 and 2017, respectively.

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

E.    Investments

Available for sale fixed maturities at December 31 consisted of the following (in millions):

	2018					2017
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$235	$1	$(3)	$(2)	$233	$244	$1	$(3)	$(2)	$242
States, municipalities and political subdivisions	6,825	169	(55)	114	6,939	6,887	254	(18)	236	7,123
Foreign government	140	2	—	2	142	124	3	—	3	127
Residential MBS	2,476	277	(9)	268	2,744	2,884	349	(6)	343	3,227
Commercial MBS	905	17	(2)	15	920	927	36	(1)	35	962
Asset-backed securities	9,781	130	(100)	30	9,811	7,836	142	(16)	126	7,962
Corporate and other	21,475	167	(434)	(267)	21,208	18,136	638	(38)	600	18,736
Total fixed maturities	$41,837	$763	$(603)	$160	$41,997	$37,038	$1,423	$(82)	$1,341	$38,379

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2018 and December 31, 2017, respectively, were $140 million and $158 million. Gross unrealized gains on such securities at December 31, 2018 and December 31, 2017 were $119 million and $137 million, respectively. Gross unrealized losses on such securities at both December 31, 2018 and December 31, 2017 were $4 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

As discussed in Note A — “Accounting Policies — Investments,” AFG implemented new accounting guidance effective on January 1, 2018, which requires all equity securities previously classified as “available for sale” to be reported at fair value, with holding gains and losses recognized in net earnings. Equity securities reported at fair value consisted of the following at December 31, 2018 (in millions):

			Fair Value
			over (under)
	Actual Cost	Fair Value	Cost
Common stocks	$1,241	$1,148	$(93)
Perpetual preferred stocks	705	666	(39)
Total equity securities carried at fair value	$1,946	$1,814	$(132)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities and equity securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

December 31, 2018
Fixed maturities:
U.S. Government and government agencies	$—	$41	100%	$(3)	$120	98%
States, municipalities and political subdivisions	(23)	1,497	98%	(32)	902	97%
Foreign government	—	18	100%	—	4	100%
Residential MBS	(4)	279	99%	(5)	139	97%
Commercial MBS	(1)	147	99%	(1)	30	97%
Asset-backed securities	(77)	5,406	99%	(23)	629	96%
Corporate and other	(306)	10,378	97%	(128)	2,078	94%
Total fixed maturities	$(411)	$17,766	98%	$(192)	$3,902	95%

December 31, 2017
Fixed maturities:
U.S. Government and government agencies	$—	$55	100%	$(3)	$123	98%
States, municipalities and political subdivisions	(8)	825	99%	(10)	431	98%
Foreign government	—	4	100%	—	—	—%
Residential MBS	(1)	118	99%	(5)	118	96%
Commercial MBS	(1)	67	99%	—	—	—%
Asset-backed securities	(7)	1,195	99%	(9)	299	97%
Corporate and other	(20)	2,031	99%	(18)	603	97%
Total fixed maturities	$(37)	$4,295	99%	$(45)	$1,574	97%

Equity securities:
Common stocks	$(22)	$117	84%	$—	$—	—%
Perpetual preferred stocks	—	41	100%	(1)	13	93%
Total equity securities	$(22)	$158	88%	$(1)	$13	93%

At December 31, 2018, the gross unrealized losses on fixed maturities of $603 million relate to 2,324 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 92% of the gross unrealized loss and 96% of the fair value.

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

h)	the continuity of interest payments, maintenance of investment grade ratings and hybrid nature of certain investments,

i)	discussions with issuer management, and

j)	ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. During 2018, 2017 and 2016, AFG recorded other-than-temporary impairment charges related to its residential MBS of $6 million, $1 million and $3 million, respectively.

In 2018, AFG recorded approximately $20 million in other-than-temporary impairment charges related to fixed maturities other than residential MBS, including $14 million related to aircraft financing. Other-than-temporary impairment charges on fixed maturities other than residential MBS were $19 million in 2017 and $35 million in 2016. In addition, AFG recorded $4 million in other-than-temporary impairment charges in 2017 on investments that are included in other investments on the balance sheet.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2018.

As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities previously classified as “available for sale” are required to be carried at fair value through net earnings instead of accumulated other comprehensive income and therefore are no longer evaluated for other-than-temporary impairment. In 2017 and 2016, AFG recorded other-than-temporary impairment charges on equity securities classified as available for sale of $64 million and $93 million, respectively.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2018	2017	2016
Balance at January 1	$145	$153	$160
Additional credit impairments on:
Previously impaired securities	1	1	2
Securities without prior impairments	1	3	1
Reductions due to sales or redemptions	(5)	(12)	(10)
Balance at December 31	$142	$145	$153

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2018 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,310	$1,318	3%
After one year through five years	8,521	8,554	20%
After five years through ten years	14,235	14,044	34%
After ten years	4,609	4,606	11%
	28,675	28,522	68%
ABS (average life of approximately 4.5 years)	9,781	9,811	23%
MBS (average life of approximately 4.5 years)	3,381	3,664	9%
Total	$41,837	$41,997	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2018 or 2017.

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

	Pretax	Deferred Tax	Net
December 31, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$101	$(21)	$80
Fixed maturities — all other	59	(13)	46
Total fixed maturities	160	(34)	126
Deferred policy acquisition costs — annuity segment	(42)	9	(33)
Annuity benefits accumulated	(14)	3	(11)
Unearned revenue	1	—	1
Total net unrealized gain on marketable securities	$105	$(22)	$83

December 31, 2017
Net unrealized gain on:
Fixed maturities — annuity segment (a)	$1,082	$(227)	$855
Fixed maturities — all other	259	(55)	204
Total fixed maturities	1,341	(282)	1,059
Equity securities (b)	279	(58)	221
Total investments	1,620	(340)	1,280
Deferred policy acquisition costs — annuity segment	(433)	91	(342)
Annuity benefits accumulated	(137)	29	(108)
Unearned revenue	13	(3)	10
Total net unrealized gain on marketable securities	$1,063	$(223)	$840

(a)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

(b)
As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2018	2017	2016
Investment income:
Fixed maturities	$1,742	$1,607	$1,510
Equity securities:
Dividends	79	73	77
Change in fair value (*)	22	6	4
Equity in earnings of partnerships and similar investments	161	64	44
Other	112	102	81
Gross investment income	2,116	1,852	1,716
Investment expenses	(22)	(21)	(20)
Net investment income	$2,094	$1,831	$1,696

(*)
As discussed in Note A — “Accounting Policies — Investments,” AFG adopted guidance in January 2018 that requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under the previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity and equity security investments are summarized as follows (in millions):

	2018				2017
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$6	$(26)	$(20)	$(1,181)	$17	$(20)	$(3)	$532
Equity securities	(265)	—	(265)	—	70	(64)	6	128
Mortgage loans and other investments	1	—	1	—	(6)	(4)	(10)	—
Other (*)	11	7	18	502	(3)	15	12	(219)
Total pretax	(247)	(19)	(266)	(679)	78	(73)	5	441
Tax effects:
Reclassify impact of U.S. corporate tax rate change	—	—	—	—	—	—	—	149
Other	52	4	56	143	(27)	25	(2)	(154)
Total tax effects	52	4	56	143	(27)	25	(2)	(5)
Net of tax	$(195)	$(15)	$(210)	$(536)	$51	$(48)	$3	$436

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2016
	Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$36	$(38)	$(2)	$90
Equity securities	106	(93)	13	67
Other (*)	(7)	15	8	(52)
Total pretax	135	(116)	19	105
Tax effects	(48)	41	(7)	(37)
Noncontrolling interests	(2)	3	1	4
Net of tax and noncontrolling interests	$85	$(72)	$13	$72

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during 2018 on securities that were still owned at December 31, 2018 as follows (in millions):

2018
Included in realized gains (losses)	$(279)
Included in net investment income	22
$(257)

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	2018	2017	2016
Fixed maturities:
Gross gains	$22	$43	$55
Gross losses	(14)	(20)	(10)

During 2017 and 2016, AFG recorded gross gains of $87 million and $110 million and gross losses of $17 million and $4 million, respectively, on available for sale equity securities.

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2018		December 31, 2017
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$109	$—	$105	$—
Public company warrants	Equity securities	—	—	4	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	2,720	—	2,542
Equity index call options	Equity index call options	184	—	701	—
Equity index put options	Other liabilities	—	1	—	—
Reinsurance contract (embedded derivative)	Other liabilities	—	2	—	4
		$293	$2,723	$810	$2,546

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The MBS with embedded derivatives consist of primarily interest-only and principal-only MBS. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

Warrants to purchase shares of publicly traded companies, which represent a small component of AFG’s overall investment portfolio, are considered to be derivatives that are required to be carried at fair value through earnings.

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($103 million at December 31, 2018 and $389 million at December 31, 2017) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for 2018, 2017 and 2016 (in millions):

Derivative	Statement of Earnings Line	2018	2017	2016
MBS with embedded derivatives	Realized gains (losses) on securities	$(7)	$(6)	$(9)
Public company warrants	Realized gains (losses) on securities	(3)	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	204	(589)	(211)
Equity index call options	Annuity benefits	(298)	494	141
Equity index put options	Annuity benefits	(1)	—	—
Reinsurance contracts (embedded derivative)	Net investment income	2	(2)	(1)
		$(103)	$(103)	$(80)

(*)	The change in fair value of the embedded derivative includes losses related to unlocking of actuarial assumptions of $44 million in 2018, $25 million in 2017 and $17 million in 2016.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of December 31, 2018, AFG has entered into sixteen interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps increased to $2.35 billion at December 31, 2018 compared to $1.58 billion at December 31, 2017, reflecting six new swaps with an aggregate notional amount at issuance of $911 million entered into in 2018, partially offset by the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $16 million at December 31, 2018 and less than $1 million at December 31, 2017. The fair value of the effective portion of interest rate swaps in a liability position and included in other liabilities was $46 million at December 31, 2018 and $31 million at December 31, 2017. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were losses of

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

$3 million in 2018 compared to income of $6 million in 2017 and $7 million in 2016. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $135 million at December 31, 2018 and $70 million at December 31, 2017 is included in other assets in AFG’s Balance Sheet.

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off Long-term Care and Life
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at December 31, 2015	$226	$1,018	$119	$55	$1,192	$(234)	$958	$1,184
Additions	535	230	9	—	239	—	239	774
Amortization:
Periodic amortization	(520)	(169)	(24)	(9)	(202)	—	(202)	(722)
Annuity unlocking	—	25	4	—	29	—	29	29
Included in realized gains	—	6	2	—	8	—	8	8
Foreign currency translation	(3)	—	—	—	—	—	—	(3)
Change in unrealized	—	—	—	—	—	(31)	(31)	(31)
Balance at December 31, 2016	238	1,110	110	46	1,266	(265)	1,001	1,239

Additions	588	225	4	—	229	—	229	817
Amortization:
Periodic amortization	(556)	(161)	(19)	(8)	(188)	—	(188)	(744)
Annuity unlocking	—	34	6	1	41	—	41	41
Included in realized gains	—	9	1	—	10	—	10	10
Foreign currency translation	—	—	—	—	—	—	—	—
Other	—	—	—	10	10	—	10	10
Change in unrealized	—	—	—	—	—	(157)	(157)	(157)
Balance at December 31, 2017	270	1,217	102	49	1,368	(422)	946	1,216

Additions	675	263	2	—	265	—	265	940
Amortization:
Periodic amortization	(644)	(238)	(19)	(7)	(264)	—	(264)	(908)
Annuity unlocking	—	29	—	—	29	—	29	29
Included in realized gains	—	14	1	—	15	—	15	15
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	392	392	392
Balance at December 31, 2018	$299	$1,285	$86	$42	$1,413	$(30)	$1,383	$1,682

(*)	Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $148 million and $141 million of accumulated amortization at December 31, 2018 and 2017, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-eighth of the balance at the beginning of each respective year.

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

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $188 million (including $125 million invested in the most subordinate tranches) at December 31, 2018, and $215 million at December 31, 2017.

In 2018, AFG formed a new CLO, which issued $463 million face amount of liabilities (including $31 million face amount purchased by subsidiaries of AFG). During 2018, AFG subsidiaries also purchased $7 million face amount of a senior debt tranche of an existing CLO for $7 million and received $45 million in sale and redemption proceeds from its CLO investments. In 2017, AFG formed two new CLOs, which issued an aggregate of $865 million face amount of liabilities (including $48 million face amount purchased by subsidiaries of AFG). During 2017, AFG subsidiaries also purchased $71 million face amount of senior debt and subordinate tranches of existing CLOs for $71 million and received $103 million in sale and redemption proceeds from its CLO investments. In 2016, AFG formed two new CLOs, which issued an aggregate of $866 million face amount of liabilities (including $64 million face amount purchased by subsidiaries of AFG). During 2016, AFG subsidiaries also purchased $24 million face amount of senior debt and subordinate tranches of existing CLOs for $17 million and received $115 million in sale and redemption proceeds from its CLO investments. In 2018 and 2017, one and two AFG CLOs, respectively, were substantially liquidated, as permitted by the CLO indentures.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2018	2017	2016
Investment in CLO tranches	$188	$215	$216
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(189)	(8)	131
Liabilities	168	20	(116)
Management fees paid to AFG	16	18	17
CLO earnings attributable to AFG Shareholders (b)	7	23	37

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $232 million and $55 million at December 31, 2018 and 2017. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $241 million and $118 million at those dates. The CLO assets include loans with an aggregate fair value of $1 million at December 31, 2017, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million; none at December 31, 2018).

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2016, 2017 and 2018, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2016, December 31, 2016 and December 31, 2017	$168	$31	$199
Acquisition of subsidiary in 2018	8	—	8
Balance at December 31, 2018	$176	$31	$207

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Goodwill increased by $8 million in the fourth quarter of 2018 due to the purchase of ABAIS as discussed in Note B — “Acquisitions and Sale of Businesses.”

Included in other assets in AFG’s Balance Sheet is $54 million at December 31, 2018 and $26 million at December 31, 2017 of amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $39 million and $30 million, respectively. The increase in amortizable intangible assets in 2018 relates to the November 2018 acquisition of ABAIS (discussed in Note B — “Acquisitions and Sale of Businesses”) and a renewal rights intangible asset established in connection with the acquisition of a small property and casualty book of business in January 2018. Amortization of intangibles was $9 million in 2018 and $8 million in both 2017 and 2016. Future amortization of intangibles (weighted average amortization period of 7 years) is estimated to be $12 million per year in 2019 and 2020, $6 million in 2021, $4 million per year in 2022 and 2023 and $16 million thereafter.

J.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2018			2017
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(4)	421	425	(5)	420
Other	3	—	3	3	—	3
	1,018	(6)	1,012	1,018	(7)	1,011

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
	300	(10)	290	300	(10)	290
	$1,318	$(16)	$1,302	$1,318	$(17)	$1,301

AFG has no scheduled principal payments on its long-term debt in the next five years.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2018 or December 31, 2017.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Cash interest payments on long-term debt were $59 million in 2018, $85 million in 2017 and $75 million in 2016. In 2017 and 2016, AFG received $2 million and $3 million, respectively, in interest under the interest rate swap discussed above.

K.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2018, there were 7.0 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a three or four year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2018	759,035	$73.40
Granted	200,625	$112.86
Vested	(86,177)	$56.89
Forfeited	(7,553)	$87.47
Outstanding at December 31, 2018	865,930	$84.06
The total fair value of restricted stock that vested during 2018, 2017 and 2016 was $10 million, $14 million and $10 million, respectively.

AFG issued 45,804 shares of Common Stock (fair value of $115.49 per share) in the first quarter of 2018 and 47,826 shares (fair value of $96.13 per share) in the first quarter of 2017 under its Equity Bonus Plan.

AFG did not grant any stock options in 2018, 2017 or 2016. Options granted in years prior to 2016 have an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	3,467,340	$45.80
Exercised	(778,270)	$37.66
Forfeited/Cancelled	(21,628)	$42.10
Outstanding at December 31, 2018	2,667,442	$48.20	4.2 years	$113

Options exercisable at December 31, 2018	2,253,003	$45.95	3.9 years	$100
The total intrinsic value of options exercised during 2018, 2017 and 2016 was $57 million, $65 million and $38 million, respectively. During 2018, 2017 and 2016, AFG received $29 million, $34 million and $32 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $9 million, $18 million and $11 million during those years, respectively.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries for 2018, 2017 and 2016 was $23 million, $30 million and $28 million, respectively. AFG’s provision for income tax includes tax benefits of $13 million in 2018, $27 million in 2017 and $19 million in 2016 related to AFG’s stock incentive plans. At December 31, 2018, there was $3 million and $35 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. The nonvested stock options and restricted stock awards amounts are expected to be recognized over a weighted average of 1.0 year and 2.5 years, respectively.

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

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Year ended December 31, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(689)	$145	$(544)	$—	$(544)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		10	(2)	8	—	8
Total net unrealized gains (losses) on securities (b)	$840	(679)	143	(536)	—	(536)	$(221)	$83
Net unrealized gains (losses) on cash flow hedges	(13)	2	—	2	—	2	—	(11)
Foreign currency translation adjustments	(6)	(9)	(1)	(10)	—	(10)	—	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(686)	$142	$(544)	$—	$(544)	$(221)	$48

Year ended December 31, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$456	$(159)	$297	$—	$297
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(15)	5	(10)	—	(10)
Total net unrealized gains on securities (b)	$404	441	(154)	287	—	287	$149	$840
Net unrealized losses on cash flow hedges	(7)	(6)	2	(4)	—	(4)	(2)	(13)
Foreign currency translation adjustments	(15)	9	3	12	—	12	(3)	(6)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(2)	(8)
Total	$375	$445	$(149)	$296	$—	$296	$142	$813

Year ended December 31, 2016
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$124	$(44)	$80	$(4)	$76
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(19)	7	(12)	(1)	(13)
Total net unrealized gains on securities (b)	$332	105	(37)	68	(5)	63	$9	$404
Net unrealized gains (losses) on cash flow hedges	1	(12)	4	(8)	—	(8)	—	(7)
Foreign currency translation adjustments	(22)	6	1	7	—	7	—	(15)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$304	$99	$(32)	$67	$(5)	$62	$9	$375

(a)    The reclassification adjustment out of net unrealized gains on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes
Attributable to noncontrolling interests	Net earnings attributable to noncontrolling interests

(b)
Includes net unrealized gains of $58 million at December 31, 2018 compared to net unrealized gains of $68 million and $52 million at December 31, 2017 and 2016, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(c)
On January 1, 2018, AFG adopted new guidance that requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. At the date of adoption, the $221 million net unrealized gain on equity securities classified as available for sale (with unrealized holding gains and losses reported in AOCI) under the prior guidance was reclassified from AOCI to retained earnings as the cumulative effect of an accounting change. Other also includes the December 2017 reclassification of $145 million stranded in AOCI from accounting for the Tax Cuts and Jobs Act of 2017 to retained earnings (see Note A — “Accounting Policies — Income Taxes”), the impact on AOCI of the December 2017 sale of redeemable noncontrolling interests in Neon and the November 2016 acquisition of the noncontrolling interest in NATL (see Note B — “Acquisitions and Sale of Businesses”).

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate (21% in 2018 and 35% in both 2017 and 2016) to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2018		2017		2016
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$639		$724		$787

Income taxes at statutory rate	$134	21%	$253	35%	$275	35%
Effect of:
Tax exempt interest	(13)	(2%)	(23)	(3%)	(24)	(3%)
Adjustment to prior year taxes	(8)	(1%)	(4)	(1%)	(2)	—%
Stock-based compensation	(8)	(1%)	(16)	(2%)	(9)	(1%)
Dividend received deduction	(4)	(1%)	(8)	(1%)	(7)	(1%)
Employee stock ownership plan dividend paid deduction	(3)	(1%)	(5)	(1%)	(2)	—%
Foreign operations	(2)	—%	21	3%	5	—%
Change in valuation allowance (excluding change in tax rate)	11	2%	(7)	(1%)	52	7%
Nondeductible expenses	7	1%	6	1%	7	1%
Neon restructuring	—	—%	(56)	(8%)	(111)	(14%)
Change in U.S corporate tax rate	—	—%	83	11%	—	—%
Acquisition of noncontrolling interest in NATL	—	—%	—	—%	(66)	(8%)
Subsidiaries not in AFG’s tax return	—	—%	—	—%	3	—%
Other	8	1%	3	1%	(2)	(1%)
Provision for income taxes as shown in the statement of earnings	$122	19%	$247	34%	$119	15%

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The changes in valuation allowance in the table above are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business. The $61 million decrease in the valuation allowance in 2017 related to the change in the U.S. corporate tax rate is included in “Change in U.S. corporate tax rate” in table above.

In connection with the reorganization of the Neon Lloyd’s business, in December 2016, AFG undertook a restructuring that included the liquidation for tax purposes of the foreign subsidiary that is the parent of the Neon Lloyd’s operations, resulting in a taxable loss for U.S. tax purposes. AFG reported a $111 million tax benefit associated with this loss in the fourth quarter of 2016. Approximately $29 million of the $111 million tax benefit recorded in 2016 reduced current taxes payable for 2016, while the remaining tax benefit was received in 2017 from the carry-back of the tax-basis capital loss to offset capital gains in prior years. An additional loss associated with the 2016 restructuring was deferred under U.S. tax laws, resulting in an unrecognized potential tax benefit of $48 million at December 31, 2016. The sale of the noncontrolling interest in Neon resulted in the recognition of an additional tax benefit of $56 million in the fourth quarter of 2017, including the recognition of the deferred loss from the 2016 restructuring. Approximately $20 million of the $56 million tax benefit recorded in 2017 reduced current taxes payable for 2017. The majority of the remaining 2017 tax benefit is expected to be received in 2019 as a result of the filing of a refund claim in 2018 to carry back tax basis capital losses to offset prior year tax basis capital gains.

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

In addition to the lower U.S. corporate tax rate, the TCJA implemented a new global minimum tax on income earned by foreign subsidiaries of U.S.-based entities known as the Global Intangible Low-taxed Income (“GILTI”) provision. Since almost all of AFG’s earnings are taxable based on U.S. tax rates, the GILTI is not expected to be material to AFG’s results of operations and will be recorded in the period that any tax arises.

At the time it was enacted, the TCJA was subject to further clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service. For example, the TCJA changed the way that companies calculate their insurance claims and reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that had not been published. The resulting transitional deferred tax liability (taxes payable over eight years under the TCJA) and offsetting increase in AFG’s insurance claims and reserves deferred tax assets, were recorded at December 31, 2017 using reasonable estimates based on available information and were considered provisional in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”). Because the established transition liability was completely offset by an increase in related deferred tax assets, the adjustment to the final amount when the factors were published in 2018 did not impact AFG’s effective tax rate. In accordance with SAB 118, the insurance claims and reserves transitional deferred tax liability (and offsetting adjustment to the related deferred tax assets) and all other changes in deferred taxes resulting from clarification and interpretation of the TCJA were recorded in 2018 in the period in which the guidance was published and did not have a material impact on AFG’s effective tax rate. As a result, AFG’s implementation of the TCJA is complete as of December 31, 2018.

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

AFG’s 2012 — 2018 tax years remain subject to examination by the IRS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $69 million in 2018, $58 million in 2017 and $160 million in 2016, primarily related to the Neon Lloyd’s operations.

The total income tax provision (credit) consists of (in millions):

	2018	2017	2016
Current taxes:
Federal	$196	$153	$299
State	8	6	12
Deferred taxes:
Federal	(82)	5	(192)
Impact of change in U.S. corporate tax rate	—	83	—
Total Federal deferred taxes	(82)	88	(192)
Provision for income taxes	$122	$247	$119
For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2018 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2019 - 2022	$112
Operating Loss – United Kingdom	indefinite	215	(*)

(*)	£168 million
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2018			2017
	Excluding Unrealized Gains	Impact of Unrealized Gains	Total	Excluding Unrealized Gains	Impact of Unrealized Gains	Total
Deferred tax assets:
Federal net operating loss carryforwards	$23	$—	$23	$27	$—	$27
Foreign underwriting losses	93	—	93	80	—	80
Capital loss carryforwards	—	—	—	32	—	32
Insurance claims and reserves	740	3	743	665	29	694
Employee benefits	88	—	88	84	—	84
Other, net	44	—	44	48	(3)	45
Total deferred tax assets before valuation allowance	988	3	991	936	26	962
Valuation allowance against deferred tax assets	(119)	—	(119)	(109)	—	(109)
Total deferred tax assets	869	3	872	827	26	853
Deferred tax liabilities:
Investment securities	(36)	(34)	(70)	(1)	(340)	(341)
Deferred policy acquisition costs	(300)	9	(291)	(293)	91	(202)
Insurance claims and reserves transition liability	(110)	—	(110)	(128)	—	(128)
Real estate, property and equipment	(36)	—	(36)	(35)	—	(35)
Total deferred tax liabilities	(482)	(25)	(507)	(457)	(249)	(706)
Net deferred tax asset (liability)	$387	$(22)	$365	$370	$(223)	$147

AFG’s net deferred tax asset at December 31, 2018 and 2017 is included in other assets in AFG’s Balance Sheet. The increase in AFG’s net deferred tax asset at December 31, 2018 compared to December 31, 2017 reflects significantly lower pretax unrealized gains on securities.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

“Foreign underwriting losses” in the table above include the net operating loss carryforward and other deferred tax assets related to the Neon Lloyd’s insurance business. Due to uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance of $93 million against these deferred tax assets at December 31, 2018. In addition to the valuation allowance related to the Neon Lloyd’s insurance business, the gross deferred tax asset has also been reduced by a $23 million valuation allowance related to AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income. Approximately $19 million of AFG’s SRLY NOLs expired unutilized at December 31, 2018. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards was offset by corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations.

AFG increased its liability for uncertain tax positions by $1 million in 2015 due to uncertainty in state taxation of its surplus lines insurance subsidiaries. In 2017, this uncertainty was resolved, resulting in total tax payments of less than $1 million.

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2018	2017	2016
Balance at January 1	$—	$1	$1
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Settlements	—	(1)	—
Balance at December 31	$—	$—	$1

The total unrecognized tax benefits and related interest and penalties that, if recognized, would impact the effective tax rate is less than $1 million at December 31, 2018 and December 31, 2017. AFG’s provision for income taxes in 2018, 2017 and 2016 included interest expense related to unrecognized tax benefits of less than $1 million in each year (net of federal benefit or expense). There was no liability for interest related to unrecognized tax benefits at December 31, 2018. AFG’s liability for interest related to unrecognized tax benefits was less than $1 million at December 31, 2017 (net of federal benefit). AFG’s provision for income taxes in 2018, 2017 and 2016 included penalties of less than $1 million in each year. AFG’s liability for penalties related to unrecognized tax benefits was less than $1 million at December 31, 2018 and December 31, 2017.

Cash payments for income taxes, net of refunds, were $156 million, $194 million and $308 million for 2018, 2017 and 2016, respectively.

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

AFG completed an in-depth internal review of its asbestos and environmental (“A&E”) exposures in the third quarter of 2018. The review resulted in special A&E charges of $18 million for the property and casualty group and $9 million for the former railroad and manufacturing operations. AFG completed a comprehensive external study of its A&E exposures in the third quarter of 2017 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $89 million for the property and casualty group and $24 million for the former railroad and manufacturing operations. AFG completed an in-depth internal review of its A&E exposures in the third quarter of 2016. The review resulted in special A&E charges of $36 million for the property and casualty group and $5 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for A&E reserves was $524 million at December 31, 2018; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $129 million.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At December 31, 2018, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $83 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2018, GAFRI had a liability of $8 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

In December 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business to HC2 Holdings, Inc. (“HC2”). In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement expiring in 2020.

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

The following are quarterly results of consolidated operations for the two years ended December 31, 2018 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2018
Revenues	$1,619	$1,833	$2,008	$1,690	$7,150
Net earnings (losses), including noncontrolling interests	141	208	203	(35)	517
Net earnings (losses) attributable to shareholders	145	210	204	(29)	530
Earnings (losses) attributable to shareholders per Common Share:
Basic	$1.64	$2.36	$2.30	$(0.33)	$5.95
Diluted	1.60	2.31	2.26	(0.33)	5.85
Average number of Common Shares:
Basic	88.6	89.0	89.1	89.3	89.0
Diluted	90.4	90.7	90.7	89.3	90.6
2017
Revenues	$1,576	$1,646	$1,835	$1,808	$6,865
Net earnings, including noncontrolling interests	155	145	11	166	477
Net earnings attributable to shareholders	153	145	11	166	475
Earnings attributable to shareholders per Common Share:
Basic	$1.76	$1.64	$0.13	$1.88	$5.40
Diluted	1.72	1.61	0.13	1.84	5.28
Average number of Common Shares:
Basic	87.2	87.8	88.1	88.2	87.8
Diluted	89.3	89.8	90.0	90.1	89.8

Pretax realized gains on subsidiaries and securities (including other-than-temporary impairments), favorable (adverse) prior year development of AFG’s liability for losses and loss adjustment expenses (“LAE”) and the impact of derivatives related to fixed-indexed and variable-indexed annuities (“FIAs”) were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
Realized Gains (Losses) on Securities and Subsidiaries
2018 – change in fair value of equity securities	$(95)	$23	$33	$(223)	$(262)
2018 – other realized gains (losses)	2	8	1	(15)	(4)
2017	3	8	(12)	6	5

Prior Year Development Favorable (Adverse)
2018	$56	$44	$31	$61	$192
2017	28	22	(52)	66	64

Impact of Derivatives related to FIAs Favorable (Adverse)
2018	$13	$3	$(2)	$(47)	$(33)
2017	(2)	(16)	(4)	(11)	(33)

As discussed in Note A — “Accounting Policies — Investments” and Note E — “Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. Realized gains (losses) on securities for the fourth quarter and full-year 2018 includes net holding losses on equity securities that were

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

still owned at December 31, 2018 of $228 million and $279 million, respectively. Under the prior guidance, these holding losses would have been recorded in AOCI (with the exception of any impairment charge that may have been recorded).

Prior year development in the third quarters of 2018 and 2017 includes pretax special charges of $18 million and $89 million, respectively, to strengthen property and casualty insurance A&E reserves. As a result of the Neon reinsurance to close agreement discussed in Note O — “Insurance,” Neon recorded $42 million in favorable development in the fourth quarter of 2017, of which $24 million related to its ongoing lines of business and $18 million related to its exited lines of business.

FIAs provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives that must be marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products. In the table above, the impact of changes in the fair value of the derivatives related to FIAs is presented net of an estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

The vast majority of AFG’s FIAs are indexed to the S&P 500, which decreased 14% in the fourth quarter of 2018. This poor stock market performance adversely impacted AFG’s earnings before income taxes from its annuity operations for the fourth quarter of 2018 beyond the impact on derivatives related to FIAs by $30 million, particularly related to FIAs with guaranteed withdrawal benefits.

AFG recorded net charges as a result of updating (unlocking) actuarial assumptions underlying its annuity operations of $27 million in the second quarter of 2018, $4 million in the fourth quarter of 2018 and $3 million in the fourth quarter of 2017.

AFG’s property and casualty operations recorded catastrophe losses totaling $103 million in 2018 (primarily from Hurricanes Florence and Michael and wildfires in California). Catastrophe losses for 2017 totaled $140 million, including $107 million in the third quarter (primarily from Hurricanes Harvey, Irma and Maria and earthquakes in Mexico).

Results include pretax gains (included in other income) of $13 million from the sale of a hotel in the first quarter of 2017.

Results for the third quarter of 2018 and 2017 include pretax special charges of $9 million and $24 million, respectively, to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

In 2017, AFG recorded pretax losses on the retirement of debt of $7 million in the second quarter, $4 million in the third quarter and $40 million in the fourth quarter.

Net earnings in the fourth quarter of 2017 includes $56 million in tax benefits related to the Neon restructuring. See Note L — “Income Taxes.”

O.     Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.06 billion at December 31, 2018, were on deposit as required by regulatory authorities. In addition, $118 million was on deposit in support of AFG’s underwriting activities at Lloyd’s. At December 31, 2018, AFG and its subsidiaries had $296 million in undrawn letters of credit (none of which was collateralized) supporting the underwriting capacity of its U.K.-based Lloyd’s insurer, Neon.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 4.5% at both December 31, 2018 and 2017, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $13 million and $15 million at December 31, 2018 and 2017, respectively).

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2018	2017	2016
Balance at beginning of period	$9,678	$8,563	$8,127
Less reinsurance recoverables, net of allowance	2,957	2,302	2,201
Net liability at beginning of period	6,721	6,261	5,926
Provision for losses and LAE occurring in the current year	3,195	3,019	2,730
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	18	89	36
Neon exited lines charge	—	(18)	57
Other	(210)	(135)	(61)
Total losses and LAE incurred	3,003	2,955	2,762
Payments for losses and LAE of:
Current year	(963)	(942)	(841)
Prior years	(1,639)	(1,586)	(1,512)
Total payments	(2,602)	(2,528)	(2,353)
Reserves of businesses disposed (*)	(319)	—	(40)
Foreign currency translation and other	(4)	33	(34)
Net liability at end of period	6,799	6,721	6,261
Add back reinsurance recoverables, net of allowance	2,942	2,957	2,302
Gross unpaid losses and LAE included in the balance sheet	$9,741	$9,678	$8,563

(*)	Reflects the reinsurance to close transactions at Neon (discussed below).

The net decrease in the provision for claims of prior years in 2018 reflects (i) lower than expected losses in the crop business and lower than expected claim severity at National Interstate (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected emergence in assumed 2017 property catastrophe losses at Neon and lower than expected claim severity in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than expected claim frequency and severity in the surety business, lower than expected claim severity in the fidelity business and lower than expected claim frequency in run-off businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $18 million special charge to increase asbestos and environmental reserves and (ii) higher than expected claim frequency and severity in the Singapore branch and aviation operations (within the Property and transportation sub-segment).

The net decrease in the provision for claims of prior years in 2017 reflects (i) lower than expected losses in the crop and equine businesses and lower than expected claim severity in the property and inland marine and transportation businesses (all within the Property and transportation sub-segment), (ii) favorable reserve development of $18 million on Neon’s exited lines, as well as additional favorable development on ongoing lines of business within Neon, recorded in connection with the reinsurance to close agreement entered into in December 2017 for the 2015 and prior years of account, lower than anticipated claim severity in the workers’ compensation businesses and lower than expected losses in the executive liability business (all within the Specialty casualty sub-segment) and (iii) lower than anticipated claim severity in the fidelity business and lower than expected claim frequency and severity in the surety business (both within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $89 million special charge to increase asbestos and environmental reserves, (ii) higher than expected claim frequency and severity in the ocean marine business (within the Property and transportation sub-segment), (iii) higher than anticipated claim severity in the targeted markets and general liability businesses and higher than anticipated severity in New York contractor claims (all within the Specialty casualty sub-segment) and (iv) a charge to adjust to the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998 (included in Other specialty sub-segment).

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

In December 2017, the Neon Lloyd’s syndicate entered into a reinsurance to close transaction for the 2015 and prior years of account with StarStone Underwriting Limited, a subsidiary of Enstar Group Limited, which was effective as of December 31, 2017 and settled in early 2018. In the Lloyd’s market, a reinsurance to close transaction transfers the responsibility for discharging all of the liabilities that attach to the transferred year of account plus the right to any income due to the closing year of account in return for a premium. This transaction provides Neon with finality on its legacy business. As a result of the reinsurance to close agreement, Neon was able to better estimate its ultimate liability for the 2015 and prior years of account as of December 31, 2017, resulting in favorable development of $42 million, of which $24 million related to its ongoing lines of business (included in Specialty casualty) and $18 million related to its exited lines of business (discussed below and included in Neon exited lines charge). In November 2016, the Neon Lloyd’s syndicate completed a similar reinsurance to close transaction with StarStone, which covered liabilities relating to the syndicate’s 2007 and prior years of account. That transaction also included a quota share of the Italian public hospital business written in Neon’s 2008 year of account and represented Neon’s complete exit from the Italian public hospital medical malpractice business.

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2018
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,117
Specialty casualty	3,884
Specialty financial	225
Other specialty	280
Total Specialty (excluding foreign reserves)	5,506

Other reserves
Reserves for foreign operations:
Neon Lloyd’s business	265
Other subsidiaries	268
A&E reserves	395
Unallocated LAE	335
Other	30
Total other reserves	1,293
Total reserves, net of reinsurance	6,799

Add back reinsurance recoverables, net of allowance	2,942
Gross unpaid losses and LAE included in the balance sheet	$9,741

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2018
	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$503	$487	$505	$498	$494	$494	$491	$491	$491	$490	$2	138,248
2010		680	640	646	654	656	657	661	659	657	3	138,235
2011			816	803	819	833	844	856	853	850	6	139,345
2012				875	866	880	892	905	900	897	13	145,636
2013					894	881	884	890	890	890	18	141,293
2014						856	842	831	834	831	25	136,259
2015							831	794	789	789	36	134,484
2016								762	730	733	74	122,623
2017									904	868	128	140,963
2018										952	277	119,817
									Total	$7,957

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	% (a)
2009	$219	$333	$397	$440	$462	$476	$480	$481	$484	$485	99.0%
2010		316	487	536	597	627	638	643	648	650	98.9%
2011			367	670	732	777	810	828	836	839	98.7%
2012				574	715	780	826	852	866	892	99.4%
2013					440	710	769	814	843	859	96.5%
2014						332	638	702	756	784	94.3%
2015							361	587	675	717	90.9%
2016								296	528	590	80.5%
2017									383	648	74.7%
2018										399	41.9%
									Total	$6,863
					Unpaid losses and LAE — years 2009 through 2018					1,094
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								23
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,117

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	46.2%	28.7%	8.6%	6.5%	3.7%	2.0%	1.4%	0.4%	0.5%	0.2%
Cumulative	46.2%	74.9%	83.5%	90.0%	93.7%	95.7%	97.1%	97.5%	98.0%	98.2%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2018).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2018
	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$888	$887	$864	$844	$833	$828	$829	$824	$820	$811	$34	56,985
2010		870	886	887	865	879	868	867	864	853	47	56,411
2011			847	845	833	842	827	822	819	811	52	53,385
2012				890	883	876	876	872	867	838	64	51,885
2013					956	938	933	928	933	913	99	51,620
2014						1,023	994	994	992	966	139	54,494
2015							1,068	1,033	1,031	1,030	185	55,468
2016								1,115	1,108	1,097	313	53,038
2017									1,196	1,200	539	52,658
2018										1,257	705	48,996
									Total	$9,776

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	% (a)
2009	$170	$381	$510	$591	$653	$691	$715	$731	$740	$748	92.2%
2010		191	411	559	644	699	735	756	770	782	91.7%
2011			172	380	517	606	655	687	707	725	89.4%
2012				171	378	508	611	674	713	735	87.7%
2013					180	388	545	656	717	754	82.6%
2014						187	406	565	668	741	76.7%
2015							176	406	569	692	67.2%
2016								184	411	571	52.1%
2017									196	414	34.5%
2018										207	16.5%
									Total	$6,369
					Unpaid losses and LAE — years 2009 through 2018					3,407
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								477
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$3,884

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	19.1%	23.2%	16.2%	11.1%	7.0%	4.3%	2.6%	1.9%	1.3%	1.0%
Cumulative	19.1%	42.3%	58.5%	69.6%	76.6%	80.9%	83.5%	85.4%	86.7%	87.7%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2018).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2018
	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$192	$192	$186	$184	$188	$186	$187	$186	$185	$186	$1	27,431
2010		138	145	132	132	135	133	130	127	126	1	21,922
2011			138	157	155	153	147	144	143	139	6	16,368
2012				163	163	151	139	137	135	132	6	21,064
2013					140	145	137	131	127	126	9	28,449
2014						146	157	156	153	147	9	29,411
2015							156	160	158	153	16	37,483
2016								179	184	187	24	44,820
2017									212	215	34	46,921
2018										212	79	36,606
									Total	$1,623

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	% (a)
2009	$112	$145	$157	$166	$171	$181	$185	$186	$186	$185	99.5%
2010		61	93	104	122	132	130	128	126	126	100.0%
2011			58	111	115	123	130	131	131	132	95.0%
2012				71	104	109	117	121	126	128	97.0%
2013					70	100	107	113	117	117	92.9%
2014						62	109	125	128	137	93.2%
2015							72	110	129	133	86.9%
2016								88	141	158	84.5%
2017									120	169	78.6%
2018										112	52.8%
									Total	$1,397
					Unpaid losses and LAE — years 2009 through 2018					226
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								(1)
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$225

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	50.5%	26.4%	7.5%	5.8%	4.7%	1.7%	0.5%	(0.1%)	—%	(0.5%)
Cumulative	50.5%	76.9%	84.4%	90.2%	94.9%	96.6%	97.1%	97.0%	97.0%	96.5%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2018).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2018
	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$41	$41	$41	$40	$37	$37	$36	$38	$33	$32	$6	—
2010		36	39	40	39	40	40	40	40	40	3	—
2011			39	43	42	43	43	44	44	43	3	—
2012				42	40	39	40	41	39	39	6	—
2013					46	47	46	47	50	53	2	—
2014						58	57	59	59	60	13	—
2015							59	60	63	66	8	—
2016								61	61	65	21	—
2017									63	65	36	—
2018										86	62	—
									Total	$549

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	% (b)
2009	$8	$12	$15	$19	$22	$22	$24	$26	$25	$27	84.4%
2010		8	14	21	24	27	33	35	36	37	92.5%
2011			12	20	25	28	34	36	37	38	88.4%
2012				8	17	21	25	28	30	30	76.9%
2013					7	16	22	34	37	44	83.0%
2014						13	21	30	36	43	71.7%
2015							10	26	31	50	75.8%
2016								9	19	31	47.7%
2017									10	19	29.2%
2018										12	14.0%
									Total	$331
					Unpaid losses and LAE — years 2009 through 2018					218
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								62
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$280

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	18.7%	17.0%	12.6%	14.1%	9.3%	7.6%	3.4%	3.7%	(0.3%)	6.3%
Cumulative	18.7%	35.7%	48.3%	62.4%	71.7%	79.3%	82.7%	86.4%	86.1%	92.4%

(a)
The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).

(b)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2018).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2018
	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$1,624	$1,607	$1,596	$1,566	$1,552	$1,545	$1,543	$1,539	$1,529	$1,519	$43	222,664
2010		1,724	1,710	1,705	1,690	1,710	1,698	1,698	1,690	1,676	54	216,568
2011			1,840	1,848	1,849	1,871	1,861	1,866	1,859	1,843	67	209,098
2012				1,970	1,952	1,946	1,947	1,955	1,941	1,906	89	218,585
2013					2,036	2,011	2,000	1,996	2,000	1,982	128	221,362
2014						2,083	2,050	2,040	2,038	2,004	186	220,164
2015							2,114	2,047	2,041	2,038	245	227,435
2016								2,117	2,083	2,082	432	220,481
2017									2,375	2,348	737	240,542
2018										2,507	1,123	205,419
									Total	$19,905

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2009–2017 is Supplementary Information and Unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	% (a)
2009	$509	$871	$1,079	$1,216	$1,308	$1,370	$1,404	$1,424	$1,435	$1,445	95.1%
2010		576	1,005	1,220	1,387	1,485	1,536	1,562	1,580	1,595	95.2%
2011			609	1,181	1,389	1,534	1,629	1,682	1,711	1,734	94.1%
2012				824	1,214	1,418	1,579	1,675	1,735	1,785	93.7%
2013					697	1,214	1,443	1,617	1,714	1,774	89.5%
2014						594	1,174	1,422	1,588	1,705	85.1%
2015							619	1,129	1,404	1,592	78.1%
2016								577	1,099	1,350	64.8%
2017									709	1,250	53.2%
2018										730	29.1%
									Total	$14,960
					Unpaid losses and LAE — years 2009 through 2018					4,945
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								561
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$5,506

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	32.6%	25.5%	12.2%	8.8%	5.5%	3.2%	2.0%	1.2%	0.8%	0.7%
Cumulative	32.6%	58.1%	70.3%	79.1%	84.6%	87.8%	89.8%	91.0%	91.8%	92.5%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2018).

Closed Block of Long-Term Care Insurance Following the completion of the sale of substantially all of its run-off long-term care insurance business in December 2015, AFG’s remaining long-term care insurance reserves were $45 million at December 31, 2018 and $39 million at December 31, 2017, net of reinsurance recoverables and excluding the impact of unrealized gains on securities. AFG’s remaining outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $47 million investment in FHLB capital stock at December 31, 2018 is included in other investments at cost. Membership in the FHLB provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market. In the fourth quarter of 2018, GALIC refinanced the terms on a $40 million advance to extend the maturity and the FHLB advanced GALIC $225 million, increasing the total amount advanced to $1.10 billion (included in annuity benefits accumulated) at December 31, 2018. In 2017, GALIC refinanced the terms on advances totaling $831 million, which lowered the weighted average spread over LIBOR. Interest rates under the various funding agreements on the advances range from 0.15% to 0.24% over LIBOR (average rate of 2.68% at December 31, 2018). While these advances must be repaid between 2019 and 2021 ($445 million in 2019, $40 million in 2020 and $611 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. The advances on these agreements are collateralized by fixed maturity investments, which have a total fair value of $1.28 billion (included in available for sale fixed maturity securities) at December 31, 2018. Interest credited on the funding agreements, which is included in annuity benefits, was $20 million in 2018, $14 million in 2017 and $8 million in 2016.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2018	2017	2016	2018	2017
Property and casualty companies	$546	$484	$461	$2,867	$2,729
Life insurance companies	802	286	167	2,701	2,132

In the fourth quarter of 2018, GALIC, AFG’s primary annuity subsidiary, entered into a reinsurance treaty with Hannover Life Reassurance Company of America that transfers the risk of certain surrender activity in GALIC’s fixed-indexed annuity business. This treaty meets the statutory risk transfer rules and resulted in a $510 million increase in statutory surplus (through an after-tax reserve credit), which is reflected in the life insurance companies capital and surplus in the table above. Under GAAP, this transaction does not meet the GAAP insurance risk transfer criteria and did not have a material impact on AFG’s financial statements.

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2018 and 2017, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2018 or 2017.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2019 from its insurance subsidiaries without seeking regulatory approval is $1.30 billion. Additional amounts of dividends require regulatory approval.

Holding Company Dividends   AFG declared and paid common stock dividends to shareholders totaling $397 million, $421 million and $187 million in 2018, 2017 and 2016, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2018, AFG could pay dividends of nearly $2 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2018	2017	2016
Direct premiums written	$6,626	$6,310	$5,858
Reinsurance assumed	214	192	123
Reinsurance ceded	(1,817)	(1,751)	(1,595)
Net written premiums	$5,023	$4,751	$4,386

Direct premiums earned	$6,472	$6,112	$5,745
Reinsurance assumed	204	157	118
Reinsurance ceded	(1,811)	(1,690)	(1,535)
Net earned premiums	$4,865	$4,579	$4,328

Reinsurance recoveries	$1,249	$1,379	$810

In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain supplemental catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $104 million (per occurrence and annual aggregate) occurring between June 1, 2017 and December 31, 2020. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Through December 31, 2018, AFG’s incurred catastrophe losses have not reached the level of attachment for the catastrophe bond structure. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year.

AFG’s property and casualty insurance operations entered into a similar reinsurance agreement in March 2014 to obtain additional catastrophe protection through a catastrophe bond structure with Riverfront, which provided supplemental reinsurance coverage for catastrophe losses occurring between April 1, 2014 and January 6, 2017.

AFG has reinsured approximately $7.69 billion of its $10.82 billion in face amount of life insurance at December 31, 2018 compared to $8.32 billion of its $12.05 billion in face amount of life insurance at December 31, 2017. Life written premiums ceded were $22 million, $28 million and $31 million for 2018, 2017 and 2016, respectively. Reinsurance recoveries on ceded life policies were $38 million, $35 million and $41 million for 2018, 2017 and 2016, respectively.

Fixed Annuities   For certain products, the liability for “annuity benefits accumulated” includes reserves for excess benefits expected to be paid on future deaths and annuitizations guaranteed withdrawal benefits and accrued persistency and premium bonuses. The liabilities included in AFG’s Balance Sheet for these benefits, excluding the impact of unrealized gains on securities, were as follows at December 31 (in millions):

	2018	2017
Expected death and annuitization	$229	$228
Guaranteed withdrawal benefits	472	358
Accrued persistency and premium bonuses	1	3

Variable Annuities   At December 31, 2018, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $35 million, compared to $15 million at December 31, 2017. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years ended December 31, 2018, 2017 and 2016.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

P.     Additional Information

Allowance for Uncollectible Reinsurance   AFG’s aggregate allowance for uncollectible reinsurance recoverables was $18 million at December 31, 2018 and $20 million at December 31, 2017. AFG reviews the allowance quarterly and adjusts it as necessary to reflect changes in estimates of uncollectible balances. AFG recorded net expense reductions against the allowance of $2 million in 2018 and less than $1 million in both 2017 and 2016. In 2017, the allowance was reduced by reinsurance recoverable write-offs of $2 million.

Operating Leases   Total rental expense for various leases of office space and equipment was $70 million in 2018, $69 million in 2017 and $67 million in 2016. Future minimum rentals, related principally to office space, required under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2018, were as follows: 2019 – $65 million; 2020 – $57 million; 2021 – $50 million; 2022 – $40 million; 2023 – $35 million; and $79 million thereafter.

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2018, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $949 million.

Benefit Plans   AFG expensed approximately $37 million in 2018, $45 million in 2017 and $43 million in 2016 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15

Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note N to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2018, 2017 and 2016:
Page
			II — Condensed Financial Information of Registrant	S-3
			III — Supplementary Insurance Information	S-5

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on the next page.

INDEX TO EXHIBITS
AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to AFG’s 10-K for 2017.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on August 16, 2012.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-181913) filed by AFG on November 13, 2012.	(*)
10(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)
10(c)	Annual Senior Executive Bonus Plan, filed as Exhibit 10(d) to AFG’s 10-K for 2017.	(*)
10(d)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(e)	2005 Stock Incentive Plan Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184914) filed by AFG on November 13, 2012.	(*)
10(f)	2015 Stock Incentive Plan filed as Exhibit 10(g) to AFG’s Form 10-K for 2015.	(*)
10(g)	Senior Executive Long Term Incentive Compensation Plan, filed as Appendix A to AFG’s Proxy Statement filed on April 1, 2016.	(*)
10(h)
Credit Agreement dated June 2, 2016, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on June 2, 2016.
(*)
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language):
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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$158	$299
Investment in securities	65	70
Investment in subsidiaries (a)	6,155	6,310
Other investments	2	2
Other assets	68	141
Total assets	$6,448	$6,822

Liabilities and Equity:
Long-term debt	$1,302	$1,301
Other liabilities	176	191
Shareholders’ equity	4,970	5,330
Total liabilities and equity	$6,448	$6,822

Condensed Statement of Earnings

	Year ended December 31,
	2018	2017	2016
Revenues:
Dividends from subsidiaries	$261	$681	$643
Equity in undistributed earnings of subsidiaries	529	264	286
Investment and other income	2	13	7
Total revenues	792	958	936

Costs and Expenses:
Interest charges on intercompany borrowings	8	9	9
Interest charges on other borrowings	62	85	77
Other expenses	70	142	82
Total costs and expenses	140	236	168

Earnings before income taxes	652	722	768
Provision for income taxes	122	247	119
Net Earnings Attributable to Shareholders	$530	$475	$649

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$530	$475	$649
Other comprehensive income (loss), net of tax	(544)	296	62
Total comprehensive income (loss), net of tax	$(14)	$771	$711

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2018	2017	2016
Operating Activities:
Net earnings attributable to shareholders	$530	$475	$649
Adjustments:
Equity in net earnings of subsidiaries	(637)	(575)	(638)
Dividends from subsidiaries	238	580	611
Other operating activities, net	84	98	(67)
Net cash provided by operating activities	215	578	555

Investing Activities:
Capital contributions to subsidiaries	(11)	(93)	(560)
Returns of capital from subsidiaries	23	30	—
Purchases of investments, property and equipment	(5)	(2)	(1)
Proceeds from maturities and redemptions of investments	3	2	1
Net cash provided by (used in) investing activities	10	(63)	(560)

Financing Activities:
Additional long-term borrowings	—	712	296
Reductions of long-term debt	—	(745)	—
Issuances of Common Stock	34	37	35
Repurchases of Common Stock	(6)	—	(133)
Cash dividends paid on Common Stock	(394)	(417)	(185)
Net cash provided by (used in) financing activities	(366)	(413)	13

Net Change in Cash and Cash Equivalents	(141)	102	8
Cash and cash equivalents at beginning of year	299	197	189
Cash and cash equivalents at end of year	$158	$299	$197

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2018
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2018
Property and casualty insurance	$299	$9,741	$2,595	$4,865	$438	$3,003	$644	$957	$5,023
Annuity	1,360	36,616	—	—	1,638	998	212	174	—
Other	23	635	—	24	18	40	4	479	3
Total	$1,682	$46,992	$2,595	$4,889	$2,094	$4,041	$860	$1,610	$5,026

2017
Property and casualty insurance	$270	$9,678	$2,410	$4,579	$362	$2,955	$556	$867	$4,751
Annuity	920	33,316	—	—	1,458	892	130	159	—
Other	26	658	—	22	11	26	4	552	3
Total	$1,216	$43,652	$2,410	$4,601	$1,831	$3,873	$690	$1,578	$4,754

2016
Property and casualty insurance	$238	$8,563	$2,171	$4,328	$350	$2,762	$520	$870	$4,386
Annuity	981	29,907	—	—	1,356	800	149	142	—
Other	20	691	—	24	(10)	33	4	431	3
Total	$1,239	$39,161	$2,171	$4,352	$1,696	$3,595	$673	$1,443	$4,389

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 26, 2019	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 26, 2019
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 26, 2019
S. Craig Lindner	(Principal Executive Officer)

/s/ Joseph E. (Jeff) Consolino	Executive Vice President, Chief Financial Officer and Director	February 26, 2019
Joseph E. (Jeff) Consolino	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Ambrecht	Director	February 26, 2019
Kenneth C. Ambrecht

/s/ John B. Berding	Director	February 26, 2019
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 26, 2019
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 26, 2019
James E. Evans

/s/ Terry S. Jacobs	Director*	February 26, 2019
Terry S. Jacobs

/s/ Gregory G. Joseph	Director*	February 26, 2019
Gregory G. Joseph

/s/ William W. Verity	Director	February 26, 2019
William W. Verity

/s/ John I. Von Lehman	Director*	February 26, 2019
John I. Von Lehman

* Member of the Audit Committee