Form 10-Q
period 2019-03-31
AMERICAN FINANCIAL GROUP INC
filed 2019-05-03
CIK 1042046

______________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AFG	New York Stock Exchange
6-1/4% Subordinated Debentures due September 30, 2054	AFGE	New York Stock Exchange
6% Subordinated Debentures due November 15, 2055	AFGH	New York Stock Exchange
5.875% Subordinated Debentures due March 30, 2059	AFGB	New York Stock Exchange
As of May 1, 2019, there were 89,687,455 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$2,000	$1,515
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $42,418 and $41,837)	43,431	41,997
Fixed maturities, trading at fair value	107	105
Equity securities, at fair value	1,930	1,814
Investments accounted for using the equity method	1,440	1,374
Mortgage loans	1,078	1,068
Policy loans	172	174
Equity index call options	620	184
Real estate and other investments	262	267
Total cash and investments	51,040	48,498
Recoverables from reinsurers	3,258	3,349
Prepaid reinsurance premiums	636	610
Agents’ balances and premiums receivable	1,283	1,234
Deferred policy acquisition costs	1,447	1,682
Assets of managed investment entities	4,786	4,700
Other receivables	1,011	1,090
Variable annuity assets (separate accounts)	610	557
Other assets	1,854	1,529
Goodwill	207	207
Total assets	$66,132	$63,456

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,623	$9,741
Unearned premiums	2,605	2,595
Annuity benefits accumulated	38,006	36,616
Life, accident and health reserves	632	635
Payable to reinsurers	730	752
Liabilities of managed investment entities	4,593	4,512
Long-term debt	1,423	1,302
Variable annuity liabilities (separate accounts)	610	557
Other liabilities	2,245	1,774
Total liabilities	60,467	58,484

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,637,713 and 89,291,724 shares outstanding	90	89
Capital surplus	1,256	1,245
Retained earnings	3,875	3,588
Accumulated other comprehensive income, net of tax	444	48
Total shareholders’ equity	5,665	4,970
Noncontrolling interests	—	2
Total equity	5,665	4,972
Total liabilities and equity	$66,132	$63,456

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2019	2018
Revenues:
Property and casualty insurance net earned premiums	$1,173	$1,107
Life, accident and health net earned premiums	6	6
Net investment income	542	495
Realized gains (losses) on securities (*)	184	(93)
Income (loss) of managed investment entities:
Investment income	69	58
Gain (loss) on change in fair value of assets/liabilities	—	(3)
Other income	50	49
Total revenues	2,024	1,619

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	692	641
Commissions and other underwriting expenses	399	381
Annuity benefits	311	182
Life, accident and health benefits	9	11
Annuity and supplemental insurance acquisition expenses	28	82
Interest charges on borrowed money	16	15
Expenses of managed investment entities	55	48
Other expenses	101	85
Total costs and expenses	1,611	1,445
Earnings before income taxes	413	174
Provision for income taxes	87	33
Net earnings, including noncontrolling interests	326	141
Less: Net earnings (losses) attributable to noncontrolling interests	(3)	(4)
Net Earnings Attributable to Shareholders	$329	$145

Earnings Attributable to Shareholders per Common Share:
Basic	$3.68	$1.64
Diluted	$3.63	$1.60
Average number of Common Shares:
Basic	89.4	88.6
Diluted	90.7	90.4
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$186	$(92)

Losses on securities with impairment	(2)	(1)
Non-credit portion recognized in other comprehensive income (loss)	—	—
Impairment charges recognized in earnings	(2)	(1)
Total realized gains (losses) on securities	$184	$(93)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2019	2018
Net earnings, including noncontrolling interests	$326	$141
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	384	(279)
Reclassification adjustment for realized (gains) losses included in net earnings	(3)	2
Total net unrealized gains (losses) on securities	381	(277)
Net unrealized gains (losses) on cash flow hedges	11	(11)
Foreign currency translation adjustments	4	1
Other comprehensive income (loss), net of tax	396	(287)
Total comprehensive income (loss), net of tax	722	(146)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	(4)
Comprehensive income (loss) attributable to shareholders	$725	$(142)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (losses)	—	—	329	—	329	—	329	(3)
Other comprehensive income	—	—	—	396	396	—	396	—
Dividends ($0.40 per share)	—	—	(36)	—	(36)	—	(36)	—
Shares issued:
Exercise of stock options	152,253	6	—	—	6	—	6	—
Restricted stock awards	232,565	—	—	—	—	—	—	—
Other benefit plans	11,062	1	—	—	1	—	1	—
Dividend reinvestment plan	1,893	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares exchanged — benefit plans	(43,470)	(1)	(3)	—	(4)	—	(4)	—
Forfeitures of restricted stock	(8,314)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	(2)	(5)	3
Balance at March 31, 2019	89,637,713	$1,346	$3,875	$444	$5,665	$—	$5,665	$—

Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	145	—	145	(1)	144	(3)
Other comprehensive loss	—	—	—	(287)	(287)	—	(287)	—
Dividends ($0.35 per share)	—	—	(31)	—	(31)	—	(31)	—
Shares issued:
Exercise of stock options	374,314	14	—	—	14	—	14	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	52,583	6	—	—	6	—	6	—
Dividend reinvestment plan	2,779	—	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	5	—	5	—
Shares exchanged — benefit plans	(23,882)	—	(3)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(666)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Balance at March 31, 2018	88,881,213	$1,294	$3,584	$305	$5,183	$—	$5,183	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2019	2018
Operating Activities:
Net earnings, including noncontrolling interests	$326	$141
Adjustments:
Depreciation and amortization	34	71
Annuity benefits	311	182
Realized (gains) losses on investing activities	(184)	93
Net sales of trading securities	1	61
Deferred annuity and life policy acquisition costs	(64)	(57)
Change in:
Reinsurance and other receivables	128	245
Other assets	(271)	26
Insurance claims and reserves	(112)	(284)
Payable to reinsurers	(22)	(82)
Other liabilities	304	(16)
Managed investment entities’ assets/liabilities	16	31
Other operating activities, net	(13)	(20)
Net cash provided by operating activities	454	391

Investing Activities:
Purchases of:
Fixed maturities	(1,801)	(2,464)
Equity securities	(35)	(212)
Mortgage loans	(38)	—
Equity index options and other investments	(220)	(195)
Real estate, property and equipment	(10)	(23)
Proceeds from:
Maturities and redemptions of fixed maturities	1,032	962
Repayments of mortgage loans	29	43
Sales of fixed maturities	201	105
Sales of equity securities	95	32
Sales and settlements of equity index options and other investments	79	208
Sales of real estate, property and equipment	1	—
Managed investment entities:
Purchases of investments	(391)	(606)
Proceeds from sales and redemptions of investments	373	478
Other investing activities, net	1	16
Net cash used in investing activities	(684)	(1,656)

Financing Activities:
Annuity receipts	1,395	1,148
Annuity surrenders, benefits and withdrawals	(782)	(647)
Net transfers from variable annuity assets	13	11
Additional long-term borrowings	121	—
Issuances of managed investment entities’ liabilities	—	775
Retirements of managed investment entities’ liabilities	(3)	(684)
Issuances of Common Stock	7	14
Cash dividends paid on Common Stock	(36)	(31)
Net cash provided by financing activities	715	586
Net Change in Cash and Cash Equivalents	485	(679)
Cash and cash equivalents at beginning of period	1,515	2,338
Cash and cash equivalents at end of period	$2,000	$1,659

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Segments of Operations	I.	Long-Term Debt
C.	Fair Value Measurements	J.	Leases
D.	Investments	K.	Shareholders’ Equity
E.	Derivatives	L.	Income Taxes
F.	Deferred Policy Acquisition Costs	M.	Contingencies
G.	Managed Investment Entities	N.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2019, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first three months of 2019.

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

Holding gains and losses on equity securities carried at fair value are generally recorded in realized gains (losses) on securities. However, AFG records holding gains and losses on securities classified as “trading” under previous guidance, its small portfolio of limited partnerships and similar investments carried at fair value and certain other securities classified at purchase as “fair value through net investment income” in net investment income.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Leases   On January 1, 2019, AFG adopted ASU 2016-02, which requires entities that lease assets for terms longer than one year to recognize assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of contractual cash flows. As permitted under the ASU, AFG adopted the guidance on a modified retrospective basis (comparative periods were not adjusted) and elected the following accounting policies and practical expedients:

•	exclude leases with a term of 12 months or less from the calculation of lease assets and liabilities,

•	not separate lease and non-lease components except for buildings (office space and storage facilities),

•
for contracts existing at the date of adoption – not reassess whether a contract is a lease or contains a lease, how initial direct costs were accounted for or whether the lease is an operating or finance lease, and

•	use hindsight to determine the lease term for leases existing at the date of adoption.

Adoption of the new guidance resulted in AFG recognizing a lease liability of $198 million (included in other liabilities) and a corresponding right-of-use asset of $174 million (which is presented net of $24 million in deferred rent and lease incentives) on January 1, 2019. Deferred rent and lease incentives were recognized as liabilities under the previous guidance and result from the straight-line expensing of operating leases. The adoption of the new guidance did not have a material effect on the AFG’s results of operations or liquidity. See Note J — “Leases” for additional disclosures.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2019 and 2018 — 1.3 million and 1.8 million, respectively.

There were no anti-dilutive potential common shares for the first three months of 2019 or 2018.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses, trucks and recreational vehicles, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, general liability, executive liability, professional liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), surety and fidelity products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of deferred gains on retroactive reinsurance transactions related to the sales of businesses in prior years. AFG’s annuity business sells traditional fixed, fixed-indexed and variable-indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2019	2018
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$361	$350
Specialty casualty	629	579
Specialty financial	146	149
Other specialty	37	29
Total premiums earned	1,173	1,107
Net investment income	104	100
Other income	3	2
Total property and casualty insurance	1,280	1,209
Annuity:
Net investment income	435	394
Other income	27	26
Total annuity	462	420
Other	98	83
Total revenues before realized gains (losses)	1,840	1,712
Realized gains (losses) on securities	184	(93)
Total revenues	$2,024	$1,619

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$39	$33
Specialty casualty	36	41
Specialty financial	13	15
Other specialty	—	3
Other lines (*)	(1)	(1)
Total underwriting	87	91
Investment and other income, net	95	93
Total property and casualty insurance	182	184
Annuity	90	125
Other	(43)	(42)
Total earnings before realized gains (losses) and income taxes	229	267
Realized gains (losses) on securities	184	(93)
Total earnings before income taxes	$413	$174

(*)	Includes holding company interest and expenses.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$144	$81	$8	$233
States, municipalities and political subdivisions	—	6,914	63	6,977
Foreign government	—	148	—	148
Residential MBS	—	2,587	169	2,756
Commercial MBS	—	869	55	924
Asset-backed securities	—	9,348	670	10,018
Corporate and other	29	20,000	2,346	22,375
Total AFS fixed maturities	173	39,947	3,311	43,431
Trading fixed maturities	8	99	—	107
Equity securities	1,507	69	354	1,930
Equity index call options	—	620	—	620
Assets of managed investment entities (“MIE”)	213	4,553	20	4,786
Variable annuity assets (separate accounts) (*)	—	610	—	610
Other assets — derivatives	—	25	—	25
Total assets accounted for at fair value	$1,901	$45,923	$3,685	$51,509
Liabilities:
Liabilities of managed investment entities	$204	$4,370	$19	$4,593
Derivatives in annuity benefits accumulated	—	—	3,247	3,247
Other liabilities — derivatives	—	28	—	28
Total liabilities accounted for at fair value	$204	$4,398	$3,266	$7,868

December 31, 2018
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$141	$83	$9	$233
States, municipalities and political subdivisions	—	6,880	59	6,939
Foreign government	—	142	—	142
Residential MBS	—	2,547	197	2,744
Commercial MBS	—	864	56	920
Asset-backed securities	—	8,964	847	9,811
Corporate and other	28	19,184	1,996	21,208
Total AFS fixed maturities	169	38,664	3,164	41,997
Trading fixed maturities	9	96	—	105
Equity securities	1,410	68	336	1,814
Equity index call options	—	184	—	184
Assets of managed investment entities	203	4,476	21	4,700
Variable annuity assets (separate accounts) (*)	—	557	—	557
Other assets — derivatives	—	16	—	16
Total assets accounted for at fair value	$1,791	$44,061	$3,521	$49,373
Liabilities:
Liabilities of managed investment entities	$195	$4,297	$20	$4,512
Derivatives in annuity benefits accumulated	—	—	2,720	2,720
Other liabilities — derivatives	—	49	—	49
Total liabilities accounted for at fair value	$195	$4,346	$2,740	$7,281

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the first three months of 2019 and 2018, there were no transfers between Level 1 and Level 2.

Approximately 7% of the total assets carried at fair value at March 31, 2019, were Level 3 assets. Approximately 60% ($2.20 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.23 billion at March 31, 2019. Of this amount, approximately $743 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third party model. The credit spread applied by management is the significant unobservable input. For this group of approximately 120 securities, the average spread used was 577 basis points over the reference treasury yield and the spreads ranged from 100 basis points to 2,966 basis points (approximately 80% of the spreads were between 400 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. For the remainder of the internally developed prices, any justifiable changes in unobservable inputs used to determine fair value would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.25 billion at March 31, 2019. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note E — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.1% – 2.2% over the risk free rate
Risk margin for uncertainty in cash flows	0.73% reduction in the discount rate
Surrenders	4% – 23% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.7% – 9.5% of indexed account value
Budgeted option costs	2.6% – 3.6% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk is based on the Moody’s corporate A2 bond index and reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed and variable-indexed annuity products with an expected range of 7% to 11% in the majority of future calendar years (4% to 23% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed and variable-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2019 and 2018 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2019
AFS fixed maturities:
U.S. government agency	$9	$—	$—	$—	$(1)	$—	$—	$8
State and municipal	59	—	5	—	(1)	—	—	63
Residential MBS	197	5	(5)	—	(6)	—	(22)	169
Commercial MBS	56	—	—	—	(1)	—	—	55
Asset-backed securities	847	(3)	8	75	(114)	—	(143)	670
Corporate and other	1,996	2	31	432	(88)	—	(27)	2,346
Total AFS fixed maturities	3,164	4	39	507	(211)	—	(192)	3,311
Equity securities	336	1	—	1	—	16	—	354
Assets of MIE	21	(1)	—	—	—	—	—	20
Total Level 3 assets	$3,521	$4	$39	$508	$(211)	$16	$(192)	$3,685

Embedded derivatives	$(2,720)	$(462)	$—	$(112)	$47	$—	$—	$(3,247)
Total Level 3 liabilities (*)	$(2,720)	$(462)	$—	$(112)	$47	$—	$—	$(3,247)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	148	—	(1)	—	(1)	—	(84)	62
Residential MBS	122	(4)	—	—	(6)	7	(4)	115
Commercial MBS	36	(1)	—	12	—	—	—	47
Asset-backed securities	744	(2)	3	204	(37)	—	—	912
Corporate and other	1,044	1	(14)	238	(31)	—	—	1,238
Total AFS fixed maturities	2,102	(6)	(12)	454	(75)	7	(88)	2,382
Equity securities	165	(5)	—	9	(4)	29	—	194
Assets of MIE	23	(2)	—	3	—	—	—	24
Total Level 3 assets	$2,290	$(13)	$(12)	$466	$(79)	$36	$(88)	$2,600

Embedded derivatives	$(2,542)	$63	$—	$(103)	$33	$—	$—	$(2,549)
Total Level 3 liabilities (*)	$(2,542)	$63	$—	$(103)	$33	$—	$—	$(2,549)

(*)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2019
Financial assets:
Cash and cash equivalents	$2,000	$2,000	$2,000	$—	$—
Mortgage loans	1,078	1,071	—	—	1,071
Policy loans	172	172	—	—	172
Total financial assets not accounted for at fair value	$3,250	$3,243	$2,000	$—	$1,243
Financial liabilities:
Annuity benefits accumulated (*)	$37,768	$36,881	$—	$—	$36,881
Long-term debt	1,423	1,406	—	1,403	3
Total financial liabilities not accounted for at fair value	$39,191	$38,287	$—	$1,403	$36,884

December 31, 2018
Financial assets:
Cash and cash equivalents	$1,515	$1,515	$1,515	$—	$—
Mortgage loans	1,068	1,056	—	—	1,056
Policy loans	174	174	—	—	174
Total financial assets not accounted for at fair value	$2,757	$2,745	$1,515	$—	$1,230
Financial liabilities:
Annuity benefits accumulated (*)	$36,384	$34,765	$—	$—	$34,765
Long-term debt	1,302	1,231	—	1,228	3
Total financial liabilities not accounted for at fair value	$37,686	$35,996	$—	$1,228	$34,768

(*)	Excludes $238 million and $232 million of life contingent annuities in the payout phase at March 31, 2019 and December 31, 2018, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

D.    Investments

Available for sale fixed maturities at March 31, 2019 and December 31, 2018, consisted of the following (in millions):

	March 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$233	$2	$(2)	$—	$233	$235	$1	$(3)	$(2)	$233
States, municipalities and political subdivisions	6,744	253	(20)	233	6,977	6,825	169	(55)	114	6,939
Foreign government	146	2	—	2	148	140	2	—	2	142
Residential MBS	2,477	287	(8)	279	2,756	2,476	277	(9)	268	2,744
Commercial MBS	900	24	—	24	924	905	17	(2)	15	920
Asset-backed securities	9,909	163	(54)	109	10,018	9,781	130	(100)	30	9,811
Corporate and other	22,009	471	(105)	366	22,375	21,475	167	(434)	(267)	21,208
Total fixed maturities	$42,418	$1,202	$(189)	$1,013	$43,431	$41,837	$763	$(603)	$160	$41,997

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2019 and December 31, 2018 were $135 million and $140 million, respectively. Gross unrealized gains on such securities at March 31, 2019 and December 31, 2018 were $123 million and $119 million, respectively. Gross unrealized losses on such securities at both March 31, 2019 and December 31, 2018 were $4 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019			December 31, 2018
			Fair Value over (under) Cost			Fair Value over (under) Cost
	Actual Cost			Actual Cost
		Fair Value			Fair Value
Common stocks	$1,162	$1,218	$56	$1,241	$1,148	$(93)
Perpetual preferred stocks	719	712	(7)	705	666	(39)
Total equity securities carried at fair value	$1,881	$1,930	$49	$1,946	$1,814	$(132)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$3	100%	$(2)	$118	98%
States, municipalities and political subdivisions	(4)	240	98%	(16)	869	98%
Foreign government	—	63	100%	—	7	100%
Residential MBS	(4)	240	98%	(4)	136	97%
Commercial MBS	—	12	100%	—	10	100%
Asset-backed securities	(35)	3,370	99%	(19)	981	98%
Corporate and other	(13)	1,280	99%	(92)	3,949	98%
Total fixed maturities	$(56)	$5,208	99%	$(133)	$6,070	98%

December 31, 2018
Fixed maturities:
U.S. Government and government agencies	$—	$41	100%	$(3)	$120	98%
States, municipalities and political subdivisions	(23)	1,497	98%	(32)	902	97%
Foreign government	—	18	100%	—	4	100%
Residential MBS	(4)	279	99%	(5)	139	97%
Commercial MBS	(1)	147	99%	(1)	30	97%
Asset-backed securities	(77)	5,406	99%	(23)	629	96%
Corporate and other	(306)	10,378	97%	(128)	2,078	94%
Total fixed maturities	$(411)	$17,766	98%	$(192)	$3,902	95%

At March 31, 2019, the gross unrealized losses on fixed maturities of $189 million relate to 1,274 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 85% of the gross unrealized loss and 93% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first three months of both 2019 and 2018, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first three months of 2019 and 2018, AFG recorded $3 million and $1 million, respectively, in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2019	2018
Balance at January 1	$142	$145
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(1)	(1)
Balance at March 31	$141	$144

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2019 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,549	$1,561	4%
After one year through five years	9,016	9,177	21%
After five years through ten years	14,097	14,384	33%
After ten years	4,470	4,611	11%
	29,132	29,733	69%
ABS (average life of approximately 4.5 years)	9,909	10,018	23%
MBS (average life of approximately 4.5 years)	3,377	3,680	8%
Total	$42,418	$43,431	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2019 or December 31, 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Unrealized Gain on Marketable Securities   In addition to adjusting fixed maturity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs and certain other balance sheet amounts related to annuity, long-term care and life businesses be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized. The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
March 31, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$792	$(166)	$626
Fixed maturities — all other	221	(47)	174
Total fixed maturities	1,013	(213)	800
Deferred policy acquisition costs — annuity segment	(325)	68	(257)
Annuity benefits accumulated	(108)	23	(85)
Unearned revenue	8	(2)	6
Total net unrealized gain on marketable securities	$588	$(124)	$464

December 31, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$101	$(21)	$80
Fixed maturities — all other	59	(13)	46
Total fixed maturities	160	(34)	126
Deferred policy acquisition costs — annuity segment	(42)	9	(33)
Annuity benefits accumulated	(14)	3	(11)
Unearned revenue	1	—	1
Total net unrealized gain on marketable securities	$105	$(22)	$83

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2019	2018
Investment income:
Fixed maturities	$469	$412
Equity securities:
Dividends	22	20
Change in fair value (*)	11	(1)
Equity in earnings of partnerships and similar investments	21	46
Other	25	23
Gross investment income	548	500
Investment expenses	(6)	(5)
Net investment income	$542	$495

(*)
Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended March 31, 2019				Three months ended March 31, 2018
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$3	$(3)	$—	$853	$(1)	$(1)	$(2)	$(599)
Equity securities	182	—	182	—	(95)	—	(95)	—
Other (*)	1	1	2	(370)	4	—	4	248
Total pretax	186	(2)	184	483	(92)	(1)	(93)	(351)
Tax effects	(39)	—	(39)	(102)	20	—	20	74
Net of tax	$147	$(2)	$145	$381	$(72)	$(1)	$(73)	$(277)

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first three months of 2019 and 2018 on securities that were still owned at March 31, 2019 and March 31, 2018 as follows (in millions):

	Three months ended March 31,
	2019	2018
Included in realized gains (losses)	$163	$(94)
Included in net investment income	11	(1)
	$174	$(95)

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Three months ended March 31,
	2019	2018
Gross gains	$6	$6
Gross losses	(9)	(3)

E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2019		December 31, 2018
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$113	$—	$109	$—
Public company warrants	Equity securities	—	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,247	—	2,720
Equity index call options	Equity index call options	620	—	184	—
Equity index put options	Other liabilities	—	—	—	1
Reinsurance contracts (embedded derivative)	Other liabilities	—	3	—	2
		$733	$3,250	$293	$2,723

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($406 million at March 31, 2019 and $103 million at December 31, 2018) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2019 and 2018 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2019	2018
MBS with embedded derivatives	Realized gains (losses) on securities	$6	$(4)
Public company warrants	Realized gains (losses) on securities	—	(1)
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits	(462)	63
Equity index call options	Annuity benefits	366	(38)
Equity index put options	Annuity benefits	1	—
Reinsurance contract (embedded derivative)	Net investment income	(1)	1
		$(90)	$21

Derivatives Designated and Qualifying as Cash Flow Hedges   As of March 31, 2019, AFG has entered into sixteen interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $2.31 billion at March 31, 2019 compared to $2.35 billion at December 31, 2018, reflecting the scheduled amortization discussed above. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $25 million at March 31, 2019 and $16 million at December 31, 2018. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $25 million at March 31, 2019 and $46 million at December 31, 2018. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were losses of $2 million in the first three months of 2019 compared to income of $1 million in the first three months of 2018. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $134 million at March 31, 2019 and $135 million at December 31, 2018 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

F.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at December 31, 2018	$299	$1,285	$86	$42	$1,413	$(30)	$1,383	$1,682
Additions	187	64	1	—	65	—	65	252
Amortization:
Periodic amortization	(175)	(15)	(3)	(2)	(20)	—	(20)	(195)
Included in realized gains	—	2	—	—	2	—	2	2
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(295)	(295)	(295)
Balance at March 31, 2019	$312	$1,336	$84	$40	$1,460	$(325)	$1,135	$1,447

Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216
Additions	162	57	—	—	57	—	57	219
Amortization:
Periodic amortization	(154)	(69)	(5)	(2)	(76)	—	(76)	(230)
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	208	208	208
Balance at March 31, 2018	$279	$1,208	$97	$47	$1,352	$(214)	$1,138	$1,417

(*)	Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $150 million and $148 million of accumulated amortization at March 31, 2019 and December 31, 2018, respectively.

G.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 60.9% of the most subordinate debt tranche of eleven active collateralized loan obligation entities or “CLOs,” which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2018, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on its CLOs is limited to its investment in the CLOs, which had an aggregate fair value of $193 million (including $130 million invested in the most subordinate tranches) at March 31, 2019, and $188 million at December 31, 2018.

In March 2018, AFG formed a new CLO, which issued $463 million face amount of liabilities (including $31 million face amount purchased by subsidiaries of AFG). During the first three months of 2019 and 2018, AFG subsidiaries received less than $1 million and $17 million, respectively, in sale and redemption proceeds from its CLO investments. During the first three months of 2018, one AFG CLO was substantially liquidated, as permitted by the CLO indenture.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2019	2018
Investment in CLO tranches at end of period	$193	$221
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	87	14
Liabilities	(87)	(17)
Management fees paid to AFG	3	4
CLO earnings attributable to AFG shareholders (b)	11	3

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $144 million and $232 million at March 31, 2019 and December 31, 2018, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $145 million and $241 million at those dates. At March 31, 2019 and December 31, 2018, the CLO assets do not have any loans that are not accruing interest because the loans are in default.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $207 million during the first three months of 2019. Included in other assets in AFG’s Balance Sheet is $51 million at March 31, 2019 and $54 million at December 31, 2018 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $42 million and $39 million, respectively. Amortization of intangibles was $3 million and $2 million in the first three months of 2019 and 2018, respectively.

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2019			December 31, 2018
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(4)	421	425	(4)	421
Other	3	—	3	3	—	3
	1,018	(6)	1,012	1,018	(6)	1,012

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
5.875% Subordinated Debentures due March 2059	125	(4)	121	—	—	—
	425	(14)	411	300	(10)	290
	$1,443	$(20)	$1,423	$1,318	$(16)	$1,302

AFG has no scheduled principal payments on its long-term debt for the balance of 2019 or in the subsequent five years.

In March 2019, AFG issued $125 million in 5.875% Subordinated Debentures due in 2059.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2019 or December 31, 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance leases at March 31, 2019 or January 1, 2019.

At March 31, 2019, AFG’s $167 million operating lease right-of-use asset (presented net of $23 million in deferred rent and lease incentives) and $190 million operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet.

The following table details AFG’s lease activity for the three months ended March 31, 2019 (dollars in millions):

Three months ended
March 31, 2019
Lease expense:
Operating leases	$11
Short-term leases	—
Total lease expense	$11

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows	$12
Right-of-use assets obtained in exchange for new lease liabilities	3

Weighted-average remaining lease term	5.9 years
Weighted-average discount rate	4.1%

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at March 31, 2019 (dollars in millions):

March 31, 2019
Operating lease payments:
Remainder of 2019	$35
2020	42
2021	36
2022	28
2023	23
Thereafter	51
Total lease payments	215
Impact of discounting	(25)
Operating lease liability	$190

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

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Three months ended March 31, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$487	$(103)	$384	$—	$384
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(4)	1	(3)	—	(3)
Total net unrealized gains on securities	$83	483	(102)	381	—	381	$—	$464
Net unrealized gains (losses) on cash flow hedges	(11)	14	(3)	11	—	11	—	—
Foreign currency translation adjustments	(16)	4	—	4	—	4	—	(12)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$48	$501	$(105)	$396	$—	$396	$—	$444

Three months ended March 31, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(353)	$74	$(279)	$—	$(279)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		2	—	2	—	2
Total net unrealized gains (losses) on securities (b)	$840	(351)	74	(277)	—	(277)	$(221)	$342
Net unrealized losses on cash flow hedges	(13)	(14)	3	(11)	—	(11)	—	(24)
Foreign currency translation adjustments	(6)	2	(1)	1	—	1	—	(5)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(363)	$76	$(287)	$—	$(287)	$(221)	$305
(a)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

(b)
Includes net unrealized gains of $61 million at March 31, 2019 compared to $58 million at December 31, 2018 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

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

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2019, AFG issued 232,565 shares of restricted Common Stock (fair value of $99.28 per share) under the Stock Incentive Plan. AFG did not grant any stock options in the first three months of 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million and $5 million in the first three months of 2019 and 2018, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2019		2018
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$413		$174

Income taxes at statutory rate	$87	21%	$37	21%
Effect of:
Tax exempt interest	(4)	(1%)	(3)	(2%)
Dividends received deduction	(1)	—%	(1)	—%
Stock-based compensation	(2)	—%	(5)	(3%)
Nondeductible expenses	2	—%	2	1%
Change in valuation allowance	2	—%	—	—%
Foreign operations	—	—%	3	2%
Other	3	1%	—	—%
Provision for income taxes as shown in the statement of earnings	$87	21%	$33	19%

Approximately $19 million of AFG’s net operating loss carryforwards (“NOL”) subject to separate return limitation year (“SRLY”) tax rules will expire unutilized at December 31, 2019. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards will be offset by a corresponding reduction in the valuation allowance and will have no overall impact on AFG’s income tax expense or results of operations.

M.     Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2018 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations, as well as contingencies related to the sale of substantially all of AFG’s run-off long-term care insurance business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2019 and 2018 (in millions):

	Three months ended March 31,
	2019	2018
Balance at beginning of year	$9,741	$9,678
Less reinsurance recoverables, net of allowance	2,942	2,957
Net liability at beginning of year	6,799	6,721
Provision for losses and LAE occurring in the current period	737	697
Net decrease in the provision for claims of prior years	(45)	(56)
Total losses and LAE incurred	692	641
Payments for losses and LAE of:
Current year	(89)	(86)
Prior years	(615)	(554)
Total payments	(704)	(640)
Reserves of business disposed (*)	—	(319)
Foreign currency translation and other	1	2
Net liability at end of period	6,788	6,405
Add back reinsurance recoverables, net of allowance	2,835	2,788
Gross unpaid losses and LAE included in the balance sheet at end of period	$9,623	$9,193

(*)	Reflects the reinsurance to close transaction at Neon discussed below.

The net decrease in the provision for claims of prior years during the first three months of 2019 reflects (i) lower than expected losses in the crop business and lower than expected claim frequency at National Interstate (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation business (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the fidelity business (all within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim severity in the targeted markets businesses and higher than expected losses at Neon (all within the Specialty casualty sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	31	Managed Investment Entities	39
Overview	32	Results of Operations	42
Critical Accounting Policies	32	General	42
Liquidity and Capital Resources	32	Segmented Statement of Earnings	43
Ratios	32	Property and Casualty Insurance	44
Condensed Consolidated Cash Flows	33	Annuity	52
Parent and Subsidiary Liquidity	34	Holding Company, Other and Unallocated	59
Investments	35	Recent and Pending Accounting Standards	62
Uncertainties	38

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

Net earnings attributable to AFG’s shareholders for the first three months of 2019 were $329 million ($3.63 per share, diluted) compared to $145 million ($1.60 per share, diluted) reported in the same period of 2018, reflecting:

•	lower earnings in the annuity segment,

•	lower underwriting profit in the property and casualty insurance segment,

•	higher net investment income in the property and casualty insurance segment, and

•
realized gains on securities in the first three months of 2019 compared to realized losses on securities in the first three months of 2018. Both the 2019 and 2018 periods reflect the change in the fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves,

•	the recoverability of reinsurance,

•	the recoverability of deferred acquisition costs,

•	the measurement of the derivatives embedded in fixed-indexed and variable-indexed annuity liabilities,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of other-than-temporary impairments.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2018 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2019	December 31,
		2018	2017
Principal amount of long-term debt	$1,443	$1,318	$1,318
Total capital	6,644	6,218	6,046
Ratio of debt to total capital:
Including subordinated debt	21.7%	21.2%	21.8%
Excluding subordinated debt	15.3%	16.4%	16.8%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 2.26 for the three months ended March 31, 2019 and 1.54 for the year ended December 31, 2018. Excluding annuity benefits, this ratio was 20.00 and 7.86, respectively. The ratio excluding annuity benefits is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Three months ended March 31,
	2019	2018
Net cash provided by operating activities	$454	$391
Net cash used in investing activities	(684)	(1,656)
Net cash provided by financing activities	715	586
Net change in cash and cash equivalents	$485	$(679)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $16 million during the first three months of 2019 and $31 million in the first three months of 2018, accounting for a $15 million decline in cash flows from operating activities in the 2019 period compared to the 2018 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $438 million in the first three months of 2019 compared to $360 million in the first three months of 2018, an increase of $78 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $684 million for the first three months of 2019 compared to $1.66 billion in the first three months of 2018, a decrease of $972 million. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $626 million in the first three months of 2019 and $512 million in the first three months of 2018, which is the primary source of AFG’s cash used in investing activities. In addition, AFG’s cash on hand increased by $485 million during the first three months of 2019 as AFG held more cash due to fewer investment opportunities in the first quarter of 2019 compared to a decrease of cash on hand of $679 million during the first three months of 2018, as AFG invested a large portion of its cash on hand at December 31, 2017. Net investment activity in the managed investment entities was a $18 million use of cash in the first three months of 2019 compared to a $128 million use of cash in the 2018 period, accounting for a $110 million decrease in net cash used in investing activities in the first three months of 2019 compared to the same 2018 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $715 million for the first three months of 2019 compared to $586 million in the first three months of 2018, an increase of $129 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $626 million in the first three months of 2019 compared to $512 million in the first three months of 2018, accounting for a $114 million increase in net cash provided by financing activities in the 2019 period compared to the 2018 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059, the net proceeds of which contributed $121 million to net cash provided by financing activities in the first three months of 2019. Retirements of managed investment entity liabilities exceeded issuances by $3 million in the first three months of 2019 compared to issuances of managed investment entity liabilities exceeding retirements by $91 million in the first three months of 2018, accounting for a $94 million decrease in net cash provided by financing activities in the 2019 period compared to the 2018 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2018 or the first three months of 2019.

In May 2019, AFG declared a special cash dividend of $1.50 per share of AFG Common Stock. The dividend is payable on May 28, 2019 to shareholders of record on May 15, 2019. The aggregate amount of this special dividend will be approximately $135 million.

In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in March 2059. The net proceeds of the offering will be used for general corporate purposes.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At March 31, 2019, GALIC had $1.1 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.15% to 0.22% over LIBOR (average rate of 2.67% at March 31, 2019). While these advances must be repaid between 2019 and 2021 ($345 million in 2019, $225 million in 2020 and $526 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At March 31, 2019, GALIC estimated that it had additional borrowing capacity of approximately $300 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). At March 31, 2019, AFG could reduce the average crediting rate on approximately $29 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 120 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	March 31,	December 31,
GMIR	2019	2018	2017
1 — 1.99%	79%	79%	76%
2 — 2.99%	4%	4%	5%
3 — 3.99%	8%	8%	10%
4.00% and above	9%	9%	9%

Annuity benefits accumulated (in millions)	$38,006	$36,616	$33,316

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

Investments   AFG’s investment portfolio at March 31, 2019, contained $43.43 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $107 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.73 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $198 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 92% was priced using pricing services at March 31, 2019 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2019 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$43,538
Percentage impact on fair value of 100 bps increase in interest rates	(4.5%)
Pretax impact on fair value of fixed maturity portfolio	$(1,959)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	800
Estimated pretax impact on accumulated other comprehensive income	(1,159)
Deferred income tax	243
Estimated after-tax impact on accumulated other comprehensive income	$(916)

Approximately 91% of the fixed maturities held by AFG at March 31, 2019, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2019, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4.5 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$163	$163	100%	$—	100%
Non-agency prime	960	1,089	113%	129	27%
Alt-A	1,005	1,118	111%	113	35%
Subprime	351	388	111%	37	27%
Commercial	900	924	103%	24	95%
	$3,379	$3,682	109%	$303	50%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2019, 96% (based on statutory carrying value of $3.32 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 16% of AFG’s fixed maturity portfolio at March 31, 2019. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2019, approximately 78% of the municipal bond portfolio was held in revenue bonds, with the remaining 22% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2019, is shown in the following table (dollars in millions). Approximately $624 million of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2019.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$31,529	$11,278
Amortized cost of securities	$30,327	$11,467
Gross unrealized gain (loss)	$1,202	$(189)
Fair value as % of amortized cost	104%	98%
Number of security positions	4,075	1,274
Number individually exceeding $2 million gain or loss	64	6
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$311	$(8)
States and municipalities	253	(20)
Asset-backed securities	163	(54)
Banks, savings and credit institutions	98	(22)
Manufacturing	89	(21)
Insurance companies	51	(11)
Percentage rated investment grade	91%	93%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2019, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	3%
After one year through five years	22%	17%
After five years through ten years	35%	30%
After ten years	12%	7%
	73%	57%
Asset-backed securities (average life of approximately 4.5 years)	17%	39%
Mortgage-backed securities (average life of approximately 4.5 years)	10%	4%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2019
Securities with unrealized gains:
Exceeding $500,000 (685 securities)	$10,978	$749	107%
$500,000 or less (3,390 securities)	20,551	453	102%
	$31,529	$1,202	104%
Securities with unrealized losses:
Exceeding $500,000 (75 securities)	$1,435	$(80)	95%
$500,000 or less (1,199 securities)	9,843	(109)	99%
	$11,278	$(189)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2019
Investment grade fixed maturities with losses for:
Less than one year (388 securities)	$4,758	$(49)	99%
One year or longer (740 securities)	5,711	(113)	98%
	$10,469	$(162)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (85 securities)	$450	$(7)	98%
One year or longer (61 securities)	359	(20)	95%
	$809	$(27)	97%

When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced by the amount of the charge. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2018 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2019. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2018 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2019
Assets:
Cash and investments	$51,232	$—	$(192)	(a)	$51,040
Assets of managed investment entities	—	4,786	—		4,786
Other assets	10,307	—	(1)	(a)	10,306
Total assets	$61,539	$4,786	$(193)		$66,132
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,228	$—	$—		$12,228
Annuity, life, accident and health benefits and reserves	38,638	—	—		38,638
Liabilities of managed investment entities	—	4,786	(193)	(a)	4,593
Long-term debt and other liabilities	5,008	—	—		5,008
Total liabilities	55,874	4,786	(193)		60,467

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,346	—	—		1,346
Retained earnings	3,875	—	—		3,875
Accumulated other comprehensive income, net of tax	444	—	—		444
Total shareholders’ equity	5,665	—	—		5,665
Noncontrolling interests	—	—	—		—
Total equity	5,665	—	—		5,665
Total liabilities and equity	$61,539	$4,786	$(193)		$66,132

December 31, 2018
Assets:
Cash and investments	$48,685	$—	$(187)	(a)	$48,498
Assets of managed investment entities	—	4,700	—		4,700
Other assets	10,259	—	(1)	(a)	10,258
Total assets	$58,944	$4,700	$(188)		$63,456
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,336	$—	$—		$12,336
Annuity, life, accident and health benefits and reserves	37,251	—	—		37,251
Liabilities of managed investment entities	—	4,700	(188)	(a)	4,512
Long-term debt and other liabilities	4,385	—	—		4,385
Total liabilities	53,972	4,700	(188)		58,484

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,334	—	—		1,334
Retained earnings	3,588	—	—		3,588
Accumulated other comprehensive income, net of tax	48	—	—		48
Total shareholders’ equity	4,970	—	—		4,970
Noncontrolling interests	2	—	—		2
Total equity	4,972	—	—		4,972
Total liabilities and equity	$58,944	$4,700	$(188)		$63,456

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2019
Revenues:
Insurance net earned premiums	$1,179	$—	$—		$1,179
Net investment income	553	—	(11)	(b)	542
Realized gains on securities	184	—	—		184
Income (loss) of managed investment entities:
Investment income	—	69	—		69
Gain (loss) on change in fair value of assets/liabilities	—	(5)	5	(b)	—
Other income	53	—	(3)	(c)	50
Total revenues	1,969	64	(9)		2,024
Costs and Expenses:
Insurance benefits and expenses	1,439	—	—		1,439
Expenses of managed investment entities	—	64	(9)	(b)(c)	55
Interest charges on borrowed money and other expenses	117	—	—		117
Total costs and expenses	1,556	64	(9)		1,611
Earnings before income taxes	413	—	—		413
Provision for income taxes	87	—	—		87
Net earnings, including noncontrolling interests	326	—	—		326
Less: Net earnings (losses) attributable to noncontrolling interests	(3)	—	—		(3)
Net earnings attributable to shareholders	$329	$—	$—		$329

Three months ended March 31, 2018
Revenues:
Insurance net earned premiums	$1,113	$—	$—		$1,113
Net investment income	498	—	(3)	(b)	495
Realized losses on securities	(93)	—	—		(93)
Income (loss) of managed investment entities:
Investment income	—	58	—		58
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(2)	(b)	(3)
Other income	53	—	(4)	(c)	49
Total revenues	1,571	57	(9)		1,619
Costs and Expenses:
Insurance benefits and expenses	1,297	—	—		1,297
Expenses of managed investment entities	—	57	(9)	(b)(c)	48
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,397	57	(9)		1,445
Earnings before income taxes	174	—	—		174
Provision for income taxes	33	—	—		33
Net earnings, including noncontrolling interests	141	—	—		141
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	—	—		(4)
Net earnings attributable to shareholders	$145	$—	$—		$145

(a)
Includes income of $11 million and $3 million in the first three months of 2019 and 2018, respectively, representing the change in fair value of AFG’s CLO investments plus $3 million and $4 million in the first three months of 2019 and 2018, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $5 million in the first three months of 2019 and 2018, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS

General   AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) and significant tax benefits (charges) related to subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as for asbestos and environmental exposures are excluded from core earnings. The following table (in millions, except per share amounts) identifies non-core items and reconciles net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure. AFG believes core net operating earnings is a useful tool for investors and analysts in analyzing ongoing operating trends and for management to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business.

	Three months ended March 31,
	2019	2018
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$229	$267
Pretax non-core item:
Realized gains (losses) on securities	184	(93)
Earnings before income taxes	413	174
Provision (credit) for income taxes:
Core operating earnings	48	52
Non-core item:
Realized gains (losses) on securities	39	(19)
Total provision for income taxes	87	33
Net earnings, including noncontrolling interests	326	141
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings	(3)	(4)
Total net earnings (losses) attributable to noncontrolling interests	(3)	(4)
Net earnings attributable to shareholders	$329	$145

Net earnings:
Core net operating earnings	$184	$219
Realized gains (losses) on securities	145	(74)
Net earnings attributable to shareholders	$329	$145

Diluted per share amounts:
Core net operating earnings	$2.02	$2.42
Realized gains (losses) on securities	1.61	(0.82)
Net earnings attributable to shareholders	$3.63	$1.60

Net earnings attributable to shareholders increased $184 million in the first three months of 2019 compared to the same period in 2018 due primarily to net realized gains on securities in the 2019 period compared to net realized losses in the 2018 period, partially offset by lower core net operating earnings. Core net operating earnings decreased $35 million in the first three months of 2019 compared to the same period in 2018, reflecting lower earnings in the annuity segment, due primarily to the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to fixed-indexed annuities. Realized gains (losses) on securities in the first three months of 2019 and 2018 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Segmented Statement of Earnings   AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2019 and 2018 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—	$—	$1,173	$—	$1,173
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	104	435	(11)	14	542	—	542
Realized gains on securities	—	—	—	—	—	184	184
Income (loss) of MIEs:
Investment income	—	—	69	—	69	—	69
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—	—
Other income	3	27	(3)	23	50	—	50
Total revenues	1,280	462	55	43	1,840	184	2,024

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	692	—	—	—	692	—	692
Commissions and other underwriting expenses	394	—	—	5	399	—	399
Annuity benefits	—	311	—	—	311	—	311
Life, accident and health benefits	—	—	—	9	9	—	9
Annuity and supplemental insurance acquisition expenses	—	26	—	2	28	—	28
Interest charges on borrowed money	—	—	—	16	16	—	16
Expenses of MIEs	—	—	55	—	55	—	55
Other expenses	12	35	—	54	101	—	101
Total costs and expenses	1,098	372	55	86	1,611	—	1,611
Earnings before income taxes	182	90	—	(43)	229	184	413
Provision for income taxes	37	19	—	(8)	48	39	87
Net earnings, including noncontrolling interests	145	71	—	(35)	181	145	326
Less: Net earnings (losses) attributable to noncontrolling interests	(3)	—	—	—	(3)	—	(3)
Core Net Operating Earnings	148	71	—	(35)	184
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	145	145	(145)	—
Net Earnings Attributable to Shareholders	$148	$71	$—	$110	$329	$—	$329

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,107	$—	$—	$—	$1,107	$—	$1,107
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	100	394	(3)	4	495	—	495
Realized losses on securities	—	—	—	—	—	(93)	(93)
Income (loss) of MIEs:
Investment income	—	—	58	—	58	—	58
Gain (loss) on change in fair value of assets/liabilities	—	—	(3)	—	(3)	—	(3)
Other income	2	26	(4)	25	49	—	49
Total revenues	1,209	420	48	35	1,712	(93)	1,619

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	641	—	—	—	641	—	641
Commissions and other underwriting expenses	375	—	—	6	381	—	381
Annuity benefits	—	182	—	—	182	—	182
Life, accident and health benefits	—	—	—	11	11	—	11
Annuity and supplemental insurance acquisition expenses	—	81	—	1	82	—	82
Interest charges on borrowed money	—	—	—	15	15	—	15
Expenses of MIEs	—	—	48	—	48	—	48
Other expenses	9	32	—	44	85	—	85
Total costs and expenses	1,025	295	48	77	1,445	—	1,445
Earnings before income taxes	184	125	—	(42)	267	(93)	174
Provision for income taxes	37	25	—	(10)	52	(19)	33
Net earnings, including noncontrolling interests	147	100	—	(32)	215	(74)	141
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	—	—	—	(4)	—	(4)
Core Net Operating Earnings	151	100	—	(32)	219
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(74)	(74)	74	—
Net Earnings Attributable to Shareholders	$151	$100	$—	$(106)	$145	$—	$145

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $182 million in pretax earnings in the first three months of 2019 compared to $184 million in the first three months of 2018, a decrease of $2 million (1%). The decrease in pretax earnings reflects lower underwriting profit in the first three months of 2019 compared to the first three months of 2018, offset by higher net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three months ended March 31,
	2019	2018	% Change
Gross written premiums	$1,535	$1,458	5%
Reinsurance premiums ceded	(388)	(356)	9%
Net written premiums	1,147	1,102	4%
Change in unearned premiums	26	5	420%
Net earned premiums	1,173	1,107	6%
Loss and loss adjustment expenses	692	641	8%
Commissions and other underwriting expenses	394	375	5%
Underwriting gain	87	91	(4%)

Net investment income	104	100	4%
Other income and expenses, net	(9)	(7)	29%
Earnings before income taxes	$182	$184	(1%)

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	58.9%	57.8%	1.1%
Underwriting expense ratio	33.6%	33.9%	(0.3%)
Combined ratio	92.5%	91.7%	0.8%

Aggregate — including exited lines
Loss and LAE ratio	59.0%	57.9%	1.1%
Underwriting expense ratio	33.6%	33.9%	(0.3%)
Combined ratio	92.6%	91.8%	0.8%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.54 billion for the first three months of 2019 compared to $1.46 billion the first three months of 2018, an increase of $77 million (5%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2019		2018
	GWP	%	GWP	%	% Change
Property and transportation	$439	29%	$426	29%	3%
Specialty casualty	912	59%	853	59%	7%
Specialty financial	184	12%	179	12%	3%
	$1,535	100%	$1,458	100%	5%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for the first three months of 2019 compared to 24% of gross written premiums for the first three months of 2018, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2019		2018		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(95)	22%	$(102)	24%	(2%)
Specialty casualty	(286)	31%	(259)	30%	1%
Specialty financial	(39)	21%	(31)	17%	4%
Other specialty	32		36
	$(388)	25%	$(356)	24%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.15 billion for the first three months of 2019 compared to $1.10 billion for the first three months of 2018, an increase of $45 million (4%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2019		2018
	NWP	%	NWP	%	% Change
Property and transportation	$344	30%	$324	29%	6%
Specialty casualty	626	55%	594	54%	5%
Specialty financial	145	13%	148	14%	(2%)
Other specialty	32	2%	36	3%	(11%)
	$1,147	100%	$1,102	100%	4%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.17 billion for the first three months of 2019 compared to $1.11 billion for the first three months of 2018, an increase of $66 million (6%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2019		2018
	NEP	%	NEP	%	% Change
Property and transportation	$361	31%	$350	32%	3%
Specialty casualty	629	54%	579	52%	9%
Specialty financial	146	12%	149	13%	(2%)
Other specialty	37	3%	29	3%	28%
	$1,173	100%	$1,107	100%	6%

The $77 million (5%) increase in gross written premiums for the first three months of 2019 compared to the first three months of 2018 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates increased approximately 1% in the first three months of 2019. Excluding the workers’ compensation business, renewal pricing increased approximately 4%.

Property and transportation Gross written premiums increased $13 million (3%) in the first three months of 2019 compared to the first three months of 2018. This increase was primarily the result of new business opportunities in the transportation businesses. Average renewal rates increased approximately 4% for this group in the first three months of 2019. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the first three months of 2019 compared to the first three months of 2018 reflecting lower cessions in the crop insurance business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $59 million (7%) in the first three months of 2019 compared to the first three months of 2018 due primarily to higher premiums within Neon, resulting from the growth of its portfolio in targeted classes of business, the addition of premiums from ABA Insurance Services, and improved pricing in the excess and surplus lines businesses. This growth was partially offset by lower premiums in the workers’ compensation business. Average renewal rates decreased approximately 1% for this group in the first three months of 2019. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 5%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first three months of 2019 compared to the first three months of 2018 reflecting higher cessions at Neon, partially offset by lower cessions to AFG’s internal reinsurance program, which is included in Other specialty.

Specialty financial Gross written premiums increased $5 million (3%) in the first three months of 2019 compared to the first three months of 2018 due primarily to higher premiums in the fidelity business, partially offset by lower premiums in the surety, financial institutions and equipment leasing businesses. Average renewal rates for this group increased approximately 3% in the first three months of 2019. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the first three months of 2019 compared to the first three months of 2018, reflecting higher cessions in the financial institutions business and changes in the mix of business in the fidelity and equipment leasing businesses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $4 million (11%) in the first three months of 2019 compared to the first three months of 2018, reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended March 31,			Three months ended March 31,
	2019	2018	Change	2019	2018
Property and transportation
Loss and LAE ratio	62.2%	63.0%	(0.8%)
Underwriting expense ratio	26.8%	27.4%	(0.6%)
Combined ratio	89.0%	90.4%	(1.4%)
Underwriting profit				$39	$33

Specialty casualty
Loss and LAE ratio	61.6%	59.5%	2.1%
Underwriting expense ratio	32.6%	33.4%	(0.8%)
Combined ratio	94.2%	92.9%	1.3%
Underwriting profit				$36	$41

Specialty financial
Loss and LAE ratio	38.2%	40.2%	(2.0%)
Underwriting expense ratio	53.2%	50.0%	3.2%
Combined ratio	91.4%	90.2%	1.2%
Underwriting profit				$13	$15

Total Specialty
Loss and LAE ratio	58.9%	57.8%	1.1%
Underwriting expense ratio	33.6%	33.9%	(0.3%)
Combined ratio	92.5%	91.7%	0.8%
Underwriting profit				$88	$92

Aggregate — including exited lines
Loss and LAE ratio	59.0%	57.9%	1.1%
Underwriting expense ratio	33.6%	33.9%	(0.3%)
Combined ratio	92.6%	91.8%	0.8%
Underwriting profit				$87	$91

The Specialty property and casualty insurance operations generated an underwriting profit of $88 million in the first three months of 2019 compared to $92 million in the first three months of 2018, a decrease of $4 million (4%). The lower underwriting profit in the first three months of 2019 reflects lower underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by higher underwriting profit in the Property and transportation sub-segment.

Property and transportation Underwriting profit for this group was $39 million for the first three months of 2019 compared to $33 million in the first three months of 2018, an increase of $6 million (18%). Higher underwriting profit in the transportation businesses was partially offset by lower underwriting profits in the agricultural, property and inland marine and ocean marine businesses, as well as the Singapore branch.

Specialty casualty Underwriting profit for this group was $36 million for the first three months of 2019 compared to $41 million for the first three months of 2018, a decrease of $5 million (12%). Improved underwriting results in the targeted markets businesses were more than offset by lower underwriting profits in the excess and surplus lines and workers’ compensation businesses.

Specialty financial Underwriting profit for this group was $13 million for the first three months of 2019 compared to $15 million in the first three months of 2018, a decrease of $2 million (13%) due primarily to lower underwriting profitability in the financial institutions business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty This group reported an underwriting profit of less than $1 million in the first three months of 2019 compared to $3 million in the first three months of 2018. This decrease reflects adverse prior year reserve development in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first three months of 2019 compared to favorable prior year reserve development in the first three months of 2018.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.0% for the first three months of 2019 compared to 57.9% for the first three months of 2018, an increase of 1.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2019	2018	2019	2018	Ratio
Property and transportation
Current year, excluding catastrophe losses	$242	$233	66.8%	66.7%	0.1%
Prior accident years development	(26)	(18)	(7.2%)	(5.1%)	(2.1%)
Current year catastrophe losses	9	5	2.6%	1.4%	1.2%
Property and transportation losses and LAE and ratio	$225	$220	62.2%	63.0%	(0.8%)

Specialty casualty
Current year, excluding catastrophe losses	$400	$375	63.7%	64.5%	(0.8%)
Prior accident years development	(13)	(35)	(2.2%)	(6.0%)	3.8%
Current year catastrophe losses	1	5	0.1%	1.0%	(0.9%)
Specialty casualty losses and LAE and ratio	$388	$345	61.6%	59.5%	2.1%

Specialty financial
Current year, excluding catastrophe losses	$60	$60	41.1%	40.2%	0.9%
Prior accident years development	(6)	(3)	(4.3%)	(1.8%)	(2.5%)
Current year catastrophe losses	2	3	1.4%	1.8%	(0.4%)
Specialty financial losses and LAE and ratio	$56	$60	38.2%	40.2%	(2.0%)

Total Specialty
Current year, excluding catastrophe losses	$725	$684	61.8%	61.7%	0.1%
Prior accident years development	(46)	(57)	(4.0%)	(5.1%)	1.1%
Current year catastrophe losses	12	13	1.1%	1.2%	(0.1%)
Total Specialty losses and LAE and ratio	$691	$640	58.9%	57.8%	1.1%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$725	$684	61.8%	61.7%	0.1%
Prior accident years development	(45)	(56)	(3.9%)	(5.0%)	1.1%
Current year catastrophe losses	12	13	1.1%	1.2%	(0.1%)
Aggregate losses and LAE and ratio	$692	$641	59.0%	57.9%	1.1%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.8% for the first three months of 2019 compared to 61.7% for the first three months of 2018, an increase of 0.1 percentage points.

Property and transportation   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in the first three months of 2019 and the first three months of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 0.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio in the public sector, general liability and professional liability businesses.

Specialty financial The 0.9 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions business, partially offset by a decrease in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $46 million in the first three months of 2019 compared to $57 million in the first three months of 2018, a decrease of $11 million (19%).

Property and transportation Net favorable reserve development of $26 million in the first three months of 2019 reflects lower than expected losses in the crop business and lower than expected claim frequency and severity in the transportation businesses. Net favorable reserve development of $18 million in the first three months of 2018 reflects lower than expected losses in the crop business.

Specialty casualty Net favorable reserve development of $13 million in the first three months of 2019 reflects lower than anticipated claim severity in the workers’ compensation business, partially offset by higher than expected claim severity in the targeted markets businesses and higher than expected losses at Neon. Net favorable reserve development of $35 million in the first three months of 2018 includes lower than anticipated claim frequency and severity in the workers’ compensation business and lower than expected claim severity in the executive liability business, partially offset by higher than expected claim severity and frequency in the targeted markets businesses.

Specialty financial Net favorable reserve development of $6 million in the first three months of 2019 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the fidelity business. Net favorable reserve development of $3 million in the first three months of 2018 reflects lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in both the first three months of 2019 and the first three months of 2018, reflecting amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the first three months of 2019 and the first three months of 2018 related to business outside of the Specialty group that AFG no longer writes.

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

AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $100 million. Neon’s excess of loss catastrophe reinsurance limits the maximum retained loss per event to $25 million for a U.S. catastrophe and $15 million for a non-U.S. catastrophe for losses up to $250 million. AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $104 million of traditional catastrophe reinsurance through a catastrophe bond.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Catastrophe losses of $12 million in the first three months of 2019 resulted primarily from winter storms in multiple regions of the United States. Catastrophe losses of $13 million in the first three months of 2018 resulted primarily from winter storms in the eastern portion of the United States and mudslides in California.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $394 million in the first three months of 2019 compared to $375 million for the first three months of 2018, an increase of $19 million (5%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 33.6% for the first three months of 2019 compared to 33.9% for the first three months of 2018, a decrease of 0.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2019		2018		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$97	26.8%	$97	27.4%	(0.6%)
Specialty casualty	205	32.6%	193	33.4%	(0.8%)
Specialty financial	77	53.2%	74	50.0%	3.2%
Other specialty	15	39.2%	11	39.4%	(0.2%)
	$394	33.6%	$375	33.9%	(0.3%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.6 percentage points in the first three months of 2019 compared to the first three months of 2018 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business, partially offset by an increase in the expense ratio in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.8 percentage points in the first three months of 2019 compared to the first three months of 2018 reflecting lower underwriting expenses related to the exit of certain lines of business at Neon and the impact of higher net earned premiums at Neon.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.2 percentage points in the first three months of 2019 compared to the first three months of 2018 reflecting higher profitability-based commissions paid to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $104 million in the first three months of 2019 compared to $100 million in the first three months of 2018, an increase of $4 million (4%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2019	2018	Change	% Change
Net investment income	$104	$100	$4	4%

Average invested assets (at amortized cost)	$10,997	$10,422	$575	6%

Yield (net investment income as a % of average invested assets)	3.78%	3.84%	(0.06%)

Tax equivalent yield (*)	3.96%	4.02%	(0.06%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first three months of 2019 compared to the first three months of 2018 reflects growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.78% for the first three months of 2019 compared to 3.84% for the first three months of 2018, a decrease of 0.06 percentage points,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

due primarily to lower income from partnerships and similar investments. AFG’s property and casualty insurance operations recorded $8 million in earnings from partnerships and similar investments and AFG-managed CLOs in the first three months of 2019 compared to $18 million in the first three months of 2018, a decrease of $10 million (56%). The annualized yield earned on these investments was 4.7% in the first three months of 2019 compared to 14.0% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $9 million for the first three months of 2019 compared to a net expense of $7 million for the first three months of 2018. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2019	2018
Other income	$3	$2
Other expenses
Amortization of intangibles	3	2
Other	9	7
Total other expenses	12	9
Other income and expenses, net	$(9)	$(7)

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $90 million in pretax earnings in the first three months of 2019 compared to $125 million in the first three months of 2018, a decrease of $35 million (28%). This decrease in AFG’s annuity segment results for the first three months of 2019 as compared to the first three months of 2018 is due primarily to the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to fixed-indexed annuities (“FIAs”), partially offset by the impact of strong stock market performance in the 2019 period.

The following table details AFG’s earnings before income taxes from its annuity operations for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three months ended March 31,
	2019	2018	% Change
Revenues:
Net investment income	$435	$394	10%
Other income:
Guaranteed withdrawal benefit fees	16	16	—%
Policy charges and other miscellaneous income	11	10	10%
Total revenues	462	420	10%

Costs and Expenses:
Annuity benefits (*)	311	182	71%
Acquisition expenses	26	81	(68%)
Other expenses	35	32	9%
Total costs and expenses	372	295	26%
Earnings before income taxes	$90	$125	(28%)

(*)	Details of the components of annuity benefits provided below.
The following tables provide an analysis of AFG’s annuity earnings before income taxes (dollars in millions):

	Three months ended March 31,
	2019	2018	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs	$134	$112	20%
Impact of derivatives related to FIAs	(44)	13	(438%)
Earnings before income taxes	$90	$125	(28%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The vast majority of AFG’s FIAs are indexed to the S&P 500, which increased 13% in the first three months of 2019. As highlighted in the table below, this positive stock market performance favorably impacted AFG’s earnings before income taxes from its annuity operations beyond the impact on derivatives related to FIAs by $19 million, particularly related to FIAs with guaranteed withdrawal benefits. This $19 million favorable impact on AFG’s earnings before income taxes in the first quarter of 2019 is effectively a reversal of a significant portion of the unfavorable impact of the 14% decrease in the S&P 500 in the fourth quarter of 2018. If the stock market reverts back to AFG’s long-term expectations of performance and volatility, management expects the impact of the stock market on annuity earnings before the impact of derivatives related to FIAs to be less significant in future periods.

	Three months ended March 31,
	2019	2018	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs and other impacts of stock market performance on FIAs	$115	$113	2%
Other impacts of stock market performance on FIAs:
FIAs with guaranteed withdrawal benefits	14	(1)	(1,500%)
DPAC associated with FIAs	5	—	—%
Earnings before income taxes — before the impact of derivatives related to FIAs	$134	$112	20%
Annuity benefits consisted of the following (dollars in millions):

	Three months ended March 31,
	2019	2018	% Change
Interest credited — fixed	$194	$166	17%
Interest credited — fixed component of variable annuities	1	1	—%
Other annuity benefits:
Change in expected death and annuitization reserve	4	4	—%
Amortization of sales inducements	3	5	(40%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market	(14)	1	(1,500%)
Accretion of benefits and other	21	22	(5%)
Change in other benefit reserves	7	8	(13%)
Total other annuity benefits	21	40	(48%)
Total before impact of derivatives related to FIAs	216	207	4%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	462	(63)	(833%)
Equity option mark-to-market	(367)	38	(1,066%)
Impact of derivatives related to FIAs	95	(25)	(480%)
Total annuity benefits	$311	$182	71%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended March 31,
	2019	2018	% Change
Average fixed annuity investments (at amortized cost)	$36,991	$33,002	12%
Average fixed annuity benefits accumulated	37,078	33,329	11%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.68%	4.74%
Interest credited — fixed	(2.09%)	(1.99%)
Net interest spread	2.59%	2.75%

Policy charges and other miscellaneous income	0.08%	0.10%
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees	(0.04%)	(0.29%)
Acquisition expenses	(0.28%)	(0.94%)
Other expenses	(0.36%)	(0.38%)
Change in fair value of derivatives related to fixed-indexed annuities	(1.03%)	0.30%
Net spread earned on fixed annuities	0.96%	1.54%

The table below illustrates the impact of fair value accounting for derivatives related to fixed-indexed annuities on the annuity segment’s net spread earned on fixed annuities:

	Three months ended March 31,
	2019	2018
Net spread earned on fixed annuities — before the impact of derivatives related to FIAs	1.43%	1.38%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives	(1.03%)	0.30%
Related impact on:
Accretion of guaranteed withdrawal benefits (a)	0.06%	—%
Amortization of deferred policy acquisition costs (b)	0.49%	(0.14%)
Amortization of deferred sales inducements (b)	0.01%	—%
Net spread earned on fixed annuities	0.96%	1.54%

(a)	An estimate of the related acceleration/deceleration of the accretion of guaranteed withdrawal benefits.

(b)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

The net spread earned on fixed annuities before the impact of derivatives related to FIAs increased 0.05 percentage points to 1.43% for the first three months of 2019 from 1.38% for the first three months of 2018 due primarily to the impact of unusually strong stock market performance on annuities with guaranteed withdrawal benefits. As previously noted, if the stock market reverts back to AFG’s long-term expectations of performance and volatility, management expects the impact of the stock market on annuity earnings before the impact of derivatives related to FIAs to be less significant in future periods.

Annuity Net Investment Income
Net investment income for the first three months of 2019 was $435 million compared to $394 million for the first three months of 2018, an increase of $41 million (10%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.06 percentage points to 4.68% from 4.74% in the first three months of 2019 compared to the first three months of 2018. The net investment yield between periods reflects the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. For the period from January 1, 2018, through March 31, 2019, $5.8 billion in annuity segment investments with an average yield of approximately 5.0% were redeemed or sold with the proceeds reinvested at an approximately 0.4% lower yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Interest Credited — Fixed
Interest credited — fixed for the first three months of 2019 was $194 million compared to $166 million for the first three months of 2018, an increase of $28 million (17%). This increase reflects the impact of growth in the annuity business. The average interest rate credited to policyholders, calculated as interest credited divided by average fixed annuity benefits accumulated, increased 0.10 percentage points to 2.09% in the first three months of 2019 from 1.99% in the first three months of 2018 due to higher crediting rates on new business (reflecting the impact of rising interest rates during 2018).

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.16 percentage points to 2.59% from 2.75% in the first three months of 2019 compared to the same period in 2018 due primarily to higher crediting rates on new business and lower fixed maturity investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $11 million for the first three months of 2019 compared to $10 million for the first three months of 2018, an increase of $1 million (10%). Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated, decreased 0.02 percentage points to 0.08% from 0.10% in the first three months of 2019 compared to the first three months of 2018.

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees, for the first three months of 2019 were $5 million compared to $24 million for the first three months of 2018, a decrease of $19 million (79%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.25 percentage points to 0.04% from 0.29% in the first three months of 2019 compared to the first three months of 2018. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2019	2018
Change in expected death and annuitization reserve	$4	$4
Amortization of sales inducements	3	5
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market	(14)	1
Accretion of benefits and other	21	22
Change in other benefit reserves	7	8
Other annuity benefits	21	40
Offset guaranteed withdrawal benefit fees	(16)	(16)
Other annuity benefits, net	$5	$24

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. The guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, the change in the stock market decreased AFG’s guaranteed withdrawal benefit reserve by $14 million in the first three months of 2019 compared to an increase in AFG’s guaranteed benefit reserve by $1 million in the first three months of 2018. This $15 million change (1,500%) was the primary cause of the $19 million overall decrease in other annuity benefits, net of guaranteed withdrawal fees in the first three months of 2019 compared to the first three months of 2018.

Annuity Acquisition Expenses
Annuity acquisition expenses for the first three months of 2019 were $26 million compared to $81 million for the first three months of 2018, a decrease of $55 million (68%), reflecting the acceleration/deceleration of amortization of deferred policy acquisition costs (“DPAC”) as a result of changes in the fair value of derivatives related to FIAs. AFG’s amortization of DPAC and commission expenses as a percentage of average fixed annuity benefits accumulated was 0.28% for the first three months

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

of 2019 compared to 0.94% for the first three months of 2018 and has generally ranged between 0.75% and 0.85%. Variances from the general range relate primarily to the impact of (i) material changes in interest rates or the stock market on AFG’s FIA business, and (ii) differences in actual experience from actuarially projected estimates and assumptions. For example, the negative impact of lower than anticipated interest rates during the first three months of 2019 on the fair value of derivatives related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. In contrast, the positive impact of higher than anticipated interest rates during the first three months of 2018 on the fair value of derivatives related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC.

The table below illustrates the estimated impact of fair value accounting for derivatives related to fixed-indexed annuities on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended March 31,
	2019	2018
Before the impact of changes in the fair value of derivatives related to FIAs on the amortization of DPAC	0.77%	0.80%
Impact of changes in fair value of derivatives related to FIAs on amortization of DPAC (*)	(0.49%)	0.14%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.28%	0.94%

(*)	An estimate of the acceleration/deceleration of the amortization of deferred policy acquisition costs resulting from fair value accounting for derivatives related to fixed-indexed annuities.

Annuity Other Expenses
Annuity other expenses were $35 million for the first three months of 2019 compared to $32 million for the first three months of 2018, an increase of $3 million (9%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.02 percentage points to 0.36% for the first three months of 2019 from 0.38% in the first three months of 2018 due primarily to growth in the business.

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

The net change in fair value of derivatives related to fixed-indexed annuities increased annuity benefits by $95 million in the first three months of 2019 compared to a decrease of $25 million in the first three months of 2018. The change in the fair value of these derivatives includes $10 million in the first three months of 2019 and $7 million in the first three months of 2018 in interest accreted on the embedded derivative (before DPAC amortization), an increase of $3 million (43%). AFG expects both the size of the embedded derivative and interest rates to rise, resulting in continued increases in interest on the embedded derivative. During the first three months of 2019, the negative impact of significantly lower than anticipated interest rates on the fair value of the embedded derivative was partially offset by the positive impact of very strong stock market performance. During the first three months of 2018, the positive impact of higher than expected interest rates on the fair value of these derivatives was partially offset by the negative impact of higher than expected option costs and poor stock market performance. As a percentage of average fixed annuity benefits accumulated, the change in fair value of derivatives related to fixed-indexed annuities was a net expense of 1.03% in the first three months of 2019 compared to a net expense reduction of 0.30% in the first three months of 2018.

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

	Three months ended March 31,
	2019	2018	% Change
Earnings before income taxes — before change in fair value of derivatives related to FIAs	$134	$112	20%
Impact of derivatives related to fixed-indexed annuities:
Change in fair value of derivatives related to FIAs	(95)	25	(480%)
Related impact on amortization of DPAC and accretion of guaranteed withdrawal benefits (*)	51	(12)	(525%)
Earnings before income taxes	$90	$125	(28%)

(*)	An estimate of the related acceleration/deceleration of the amortization of deferred sales inducements and deferred policy acquisition costs and accretion of guaranteed withdrawal benefits.

As illustrated in the table above, the change in fair value of derivatives related to fixed-indexed annuities, including the related impact on amortization of DPAC, decreased the annuity segment’s earnings before income taxes by $44 million in the first three months of 2019 and increased the annuity segment’s earnings before income taxes by $13 million in the first three months of 2018.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended March 31,
	2019	2018	% Change
Interest on the embedded derivative liability	$(10)	$(7)	43%
Changes in interest rates higher (lower) than expected	(45)	27	(267%)
Change in the stock market, including volatility	15	(2)	(850%)
Other	(4)	(5)	(20%)
Impact of derivatives related to FIAs	$(44)	$13	(438%)

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

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities decreased 0.58 percentage points to 0.96% from 1.54% in the first three months of 2019 compared to the same period in 2018 due primarily to the net impact of changes in the fair value of derivatives and related DPAC amortization offset discussed above and the 0.16 percentage points decrease in AFG’s net interest spread.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31,
	2019	2018
Beginning fixed annuity reserves	$36,431	$33,005
Fixed annuity premiums (receipts)	1,390	1,141
Surrenders, benefits and other withdrawals	(761)	(627)
Interest and other annuity benefit expenses:
Interest credited	194	166
Embedded derivative mark-to-market	462	(63)
Change in other benefit reserves	8	30
Ending fixed annuity reserves	$37,724	$33,652

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$37,724	$33,652
Impact of unrealized investment related gains	108	71
Fixed component of variable annuities	174	178
Annuity benefits accumulated per balance sheet	$38,006	$33,901

Annuity benefits accumulated includes a liability of $478 million at March 31, 2019 and $381 million at March 31, 2018 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed in Note A — “Accounting Policies — Annuity Benefits Accumulated,” these reserves are accrued for (accreted) and modified using assumptions consistent with those used to amortize deferred policy acquisition costs. Accordingly, changes in the fair value of derivatives associated with FIAs impact the accretion of the guaranteed withdrawal benefit reserve.

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.40 billion in the first three months of 2019 compared to $1.15 billion in the first three months of 2018, an increase of $247 million (22%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended March 31,
	2019	2018	% Change
Financial institutions single premium annuities — indexed	$424	$413	3%
Financial institutions single premium annuities — fixed	344	105	228%
Retail single premium annuities — indexed	301	294	2%
Retail single premium annuities — fixed	29	21	38%
Broker dealer single premium annuities — indexed	227	259	(12%)
Broker dealer single premium annuities — fixed	6	3	100%
Pension risk transfer	10	—	—%
Education market — fixed and indexed annuities	49	46	7%
Total fixed annuity premiums	1,390	1,141	22%
Variable annuities	5	7	(29%)
Total annuity premiums	$1,395	$1,148	22%

Management attributes the 22% increase in annuity premiums in the first three months of 2019 compared to the first three months of 2018 to the introduction of new products and efforts to expand in the retail and broker dealer markets. As a result of lower market interest rates during the past several months, AFG recently lowered crediting rates on several products, which has begun to slow annuity sales compared to the fourth quarter of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31,
	2019	2018
Earnings on fixed annuity benefits accumulated	$89	$128
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(1)	(4)
Variable annuity earnings	2	1
Earnings before income taxes	$90	$125

(*)
Net investment income (as a % of investments) of 4.68% and 4.74% for the three months ended March 31, 2019 and 2018, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $43 million in the first three months of 2019 compared to $42 million in the first three months of 2018, an increase of $1 million (2%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three months ended March 31,
	2019	2018	% Change
Revenues:
Life, accident and health net earned premiums	$6	$6	—%
Net investment income	14	4	250%
Other income — P&C fees	15	17	(12%)
Other income	8	8	—%
Total revenues	43	35	23%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	5	6	(17%)
Life, accident and health benefits	9	11	(18%)
Life, accident and health acquisition expenses	2	1	100%
Other expense — expenses associated with P&C fees	10	11	(9%)
Other expenses	44	33	33%
Costs and expenses, excluding interest charges on borrowed money	70	62	13%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(27)	(27)	—%
Interest charges on borrowed money	16	15	7%
Loss before income taxes, excluding realized gains and losses	$(43)	$(42)	2%

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $6 million and related benefits and acquisition expenses of $11 million in the first three months of 2019 compared to net earned premiums of $6 million and related benefits and acquisition expenses of $12 million in the first three months of 2018. The $2 million (18%) decrease in life, accident and health benefits reflects lower claims in the run-off life insurance business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $14 million in the first three months of 2019 compared to $4 million in the first three months of 2018, an increase of $10 million (250%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $6 million in the first three months of 2019 compared to a $1 million decrease in value in the first three months of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2019, AFG collected $15 million in fees for these services compared to $17 million in the first three months of 2018. Management views this fee income, net of the $10 million in the first three months of 2019 and $11 million in the first three months of 2018, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in the first three months of 2019 and $4 million in the first three months of 2018, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $5 million in the first three months of 2019 compared to $4 million in the first three months of 2018.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $44 million in the first three months of 2019 compared to $33 million in the first three months of 2018, an increase of $11 million (33%). This increase reflects a $3 million charitable donation in the first quarter of 2019 and higher holding company expenses related to employee benefit plans that are tied to stock market performance in the first three months of 2019 compared to the 2018 period.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $16 million in the first three months of 2019 compared to $15 million in the first three months of 2018, an increase of $1 million (7%). The following table details the principal amount of AFG’s long-term debt balances as of March 31, 2019 compared to March 31, 2018 (dollars in millions):

	March 31, 2019	March 31, 2018
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
5.875% Subordinated Debentures due March 2059	125	—
Other	3	3
Total principal amount of Holding Company Debt	$1,443	$1,318

Weighted Average Interest Rate	4.7%	4.6%

The increase in interest expense and the weighted average interest rate for the first three months of 2019 as compared to the first three months of 2018 reflects the issuance of $125 million of 5.875% Subordinated Debentures on March 18, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net gains of $184 million in the first three months of 2019 compared to net losses of $93 million in the first three months of 2018, an improvement of $277 million (298%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2019	2018
Realized gains (losses) before impairments:
Disposals	$(3)	$4
Change in the fair value of equity securities (*)	182	(95)
Change in the fair value of derivatives	6	(5)
Adjustments to annuity deferred policy acquisition costs and related items	1	4
	186	(92)
Impairment charges:
Securities	(3)	(1)
Adjustments to annuity deferred policy acquisition costs and related items	1	—
	(2)	(1)
Realized gains (losses) on securities	$184	$(93)

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. These amounts include a $163 million net gain on securities that were still held at March 31, 2019 and a $94 million net loss on securities that were still held at March 31, 2018.

The $182 million net realized gain from the change in the fair value of equity securities in the first three months of 2019 includes gains of $52 million on investments in banks and financing companies, $29 million from investments in media companies and $17 million on energy-related investments. The $95 million net realized loss from the change in the fair value of equity securities in the first three months of 2018 includes approximately $25 million related to real estate investment trusts, $24 million related to banks and financing companies and $15 million related to media companies.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $87 million for the first three months of 2019 compared to $33 million for the first three months of 2018, an increase of $54 million (164%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $3 million for the first three months of 2019 compared to $4 million for the first three months of 2018. Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Investments” to the financial statements for a discussion of accounting guidance adopted on January 1, 2018, which, among other things, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net earnings.

See Note A — “Accounting Policies — Leases” and Note J — “Leases” to the financial statements for a discussion of accounting guidance adopted on January 1, 2019, which requires entities that lease assets for terms longer than one year to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of cash flows.

ACCOUNTING STANDARDS TO BE ADOPTED

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

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the assumptions used to measure the liability for future policy benefits for traditional and limited pay contracts (e.g. life, accident and health benefits) from being locked in at inception to being updated at least annually and standardizes the liability discount rate to be used and updated each reporting period, requires the measurement of market risk benefits associated with deposit contracts (e.g. annuities) to be recorded at fair value, simplifies the amortization of deferred policy acquisition costs to a constant level basis over the expected life of the related contracts and requires enhanced disclosures. AFG will be required to adopt this guidance effective January 1, 2021. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2019, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2018 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first three months of 2019. As of March 31, 2019, there were 5,000,000 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019.

AFG acquired 1,001 shares of its Common Stock (at an average of $89.94 per share) in January 2019, 42,316 shares (at an average of $99.33 per share) in February 2019 and 153 shares (at $98.19 per share) in March 2019 in connection with its stock incentive plans.
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

For the three months ended March 31, 2019, the Company is not aware of any additional premium with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by these insurance or reinsurance activities, the Company believes that the premiums associated with such business would be immaterial.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 6
Exhibits

Number	Exhibit Description
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from American Financial Group’s Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language):
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

American Financial Group, Inc.

May 3, 2019	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer