Form 10-Q
period 2019-06-30
AMERICAN FINANCIAL GROUP INC
filed 2019-08-08
CIK 1042046

_____________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to

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
As of August 1, 2019, there were 89,941,874 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$2,374	$1,515
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $42,908 and $41,837)	44,710	41,997
Fixed maturities, trading at fair value	106	105
Equity securities, at fair value	1,985	1,814
Investments accounted for using the equity method	1,506	1,374
Mortgage loans	1,073	1,068
Policy loans	170	174
Equity index call options	712	184
Real estate and other investments	271	267
Total cash and investments	52,907	48,498
Recoverables from reinsurers	3,150	3,349
Prepaid reinsurance premiums	651	610
Agents’ balances and premiums receivable	1,398	1,234
Deferred policy acquisition costs	1,203	1,682
Assets of managed investment entities	4,781	4,700
Other receivables	999	1,090
Variable annuity assets (separate accounts)	616	557
Other assets	1,785	1,529
Goodwill	207	207
Total assets	$67,697	$63,456

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,577	$9,741
Unearned premiums	2,683	2,595
Annuity benefits accumulated	39,044	36,616
Life, accident and health reserves	619	635
Payable to reinsurers	755	752
Liabilities of managed investment entities	4,590	4,512
Long-term debt	1,423	1,302
Variable annuity liabilities (separate accounts)	616	557
Other liabilities	2,300	1,774
Total liabilities	61,607	58,484

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,917,601 and 89,291,724 shares outstanding	90	89
Capital surplus	1,277	1,245
Retained earnings	3,914	3,588
Accumulated other comprehensive income, net of tax	809	48
Total shareholders’ equity	6,090	4,970
Noncontrolling interests	—	2
Total equity	6,090	4,972
Total liabilities and equity	$67,697	$63,456

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Property and casualty insurance net earned premiums	$1,200	$1,161	$2,373	$2,268
Life, accident and health net earned premiums	5	6	11	12
Net investment income	580	530	1,122	1,025
Realized gains (losses) on securities (*)	56	31	240	(62)
Income (loss) of managed investment entities:
Investment income	70	64	139	122
Loss on change in fair value of assets/liabilities	(2)	(2)	(2)	(5)
Other income	51	43	101	92
Total revenues	1,960	1,833	3,984	3,452

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	723	693	1,415	1,334
Commissions and other underwriting expenses	426	400	825	781
Annuity benefits	339	260	650	442
Life, accident and health benefits	8	11	17	22
Annuity and supplemental insurance acquisition expenses	33	50	61	132
Interest charges on borrowed money	17	16	33	31
Expenses of managed investment entities	59	54	114	102
Other expenses	96	89	197	174
Total costs and expenses	1,701	1,573	3,312	3,018
Earnings before income taxes	259	260	672	434
Provision for income taxes	50	52	137	85
Net earnings, including noncontrolling interests	209	208	535	349
Less: Net earnings (losses) attributable to noncontrolling interests	(1)	(2)	(4)	(6)
Net Earnings Attributable to Shareholders	$210	$210	$539	$355

Earnings Attributable to Shareholders per Common Share:
Basic	$2.34	$2.36	$6.02	$3.99
Diluted	$2.31	$2.31	$5.94	$3.92
Average number of Common Shares:
Basic	89.7	89.0	89.6	88.8
Diluted	91.0	90.7	90.8	90.5
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$58	$31	$244	$(61)

Losses on securities with impairment	(2)	—	(4)	(1)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	—
Impairment charges recognized in earnings	(2)	—	(4)	(1)
Total realized gains (losses) on securities	$56	$31	$240	$(62)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net earnings, including noncontrolling interests	$209	$208	$535	$349
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	356	(148)	740	(427)
Reclassification adjustment for realized (gains) losses included in net earnings	(8)	(3)	(11)	(1)
Total net unrealized gains (losses) on securities	348	(151)	729	(428)
Net unrealized gains (losses) on cash flow hedges	18	(3)	29	(14)
Foreign currency translation adjustments	—	(4)	4	(3)
Other comprehensive income (loss), net of tax	366	(158)	762	(445)
Total comprehensive income (loss), net of tax	575	50	1,297	(96)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(2)	(3)	(6)
Comprehensive income (loss) attributable to shareholders	$575	$52	$1,300	$(90)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at March 31, 2019	89,637,713	$1,346	$3,875	$444	$5,665	$—	$5,665	$—
Net earnings (losses)	—	—	210	—	210	—	210	(1)
Other comprehensive income (loss)	—	—	—	365	365	—	365	1
Dividends ($1.90 per share)	—	—	(170)	—	(170)	—	(170)	—
Shares issued:
Exercise of stock options	247,753	11	—	—	11	—	11	—
Restricted stock awards	—	—	—	—	—	—	—	—
Other benefit plans	30,081	3	—	—	3	—	3	—
Dividend reinvestment plan	7,596	1	—	—	1	—	1	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares exchanged — benefit plans	(3,519)	—	(1)	—	(1)	—	(1)	—
Forfeitures of restricted stock	(2,023)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Balance at June 30, 2019	89,917,601	$1,367	$3,914	$809	$6,090	$—	$6,090	$—

Balance at March 31, 2018	88,881,213	$1,294	$3,584	$305	$5,183	$—	$5,183	$—
Net earnings (losses)	—	—	210	—	210	—	210	(2)
Other comprehensive loss	—	—	—	(158)	(158)	—	(158)	—
Dividends ($1.85 per share)	—	—	(165)	—	(165)	—	(165)	—
Shares issued:
Exercise of stock options	157,412	5	—	—	5	—	5	—
Restricted stock awards	—	—	—	—	—	—	—	—
Other benefit plans	21,093	2	—	—	2	—	2	—
Dividend reinvestment plan	15,227	2	—	—	2	—	2	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares exchanged — benefit plans	(428)	—	1	—	1	—	1	—
Forfeitures of restricted stock	(2,403)	—	—	—	—	—	—	—
Other	—	—	(2)	—	(2)	—	(2)	2
Balance at June 30, 2018	89,072,114	$1,309	$3,628	$147	$5,084	$—	$5,084	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (losses)	—	—	539	—	539	—	539	(4)
Other comprehensive income	—	—	—	761	761	—	761	1
Dividends ($2.30 per share)	—	—	(206)	—	(206)	—	(206)	—
Shares issued:
Exercise of stock options	400,006	17	—	—	17	—	17	—
Restricted stock awards	232,565	—	—	—	—	—	—	—
Other benefit plans	41,143	4	—	—	4	—	4	—
Dividend reinvestment plan	9,489	1	—	—	1	—	1	—
Stock-based compensation expense	—	12	—	—	12	—	12	—
Shares exchanged — benefit plans	(46,989)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(10,337)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	(2)	(5)	3
Balance at June 30, 2019	89,917,601	$1,367	$3,914	$809	$6,090	$—	$6,090	$—

Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	355	—	355	(1)	354	(5)
Other comprehensive loss	—	—	—	(445)	(445)	—	(445)	—
Dividends ($2.20 per share)	—	—	(196)	—	(196)	—	(196)	—
Shares issued:
Exercise of stock options	531,726	19	—	—	19	—	19	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	73,676	8	—	—	8	—	8	—
Dividend reinvestment plan	18,006	2	—	—	2	—	2	—
Stock-based compensation expense	—	11	—	—	11	—	11	—
Shares exchanged — benefit plans	(24,310)	—	(2)	—	(2)	—	(2)	—
Forfeitures of restricted stock	(3,069)	—	—	—	—	—	—	—
Other	—	—	(2)	—	(2)	—	(2)	2
Balance at June 30, 2018	89,072,114	$1,309	$3,628	$147	$5,084	$—	$5,084	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2019	2018
Operating Activities:
Net earnings, including noncontrolling interests	$535	$349
Adjustments:
Depreciation and amortization	72	106
Annuity benefits	650	442
Realized (gains) losses on investing activities	(241)	64
Net sales of trading securities	—	83
Deferred annuity and life policy acquisition costs	(120)	(127)
Change in:
Reinsurance and other receivables	85	72
Other assets	(298)	(16)
Insurance claims and reserves	(92)	(268)
Payable to reinsurers	3	(22)
Other liabilities	329	55
Managed investment entities’ assets/liabilities	(3)	138
Other operating activities, net	(43)	(53)
Net cash provided by operating activities	877	823

Investing Activities:
Purchases of:
Fixed maturities	(3,761)	(4,549)
Equity securities	(80)	(248)
Mortgage loans	(43)	(90)
Equity index options and other investments	(467)	(446)
Real estate, property and equipment	(20)	(44)
Proceeds from:
Maturities and redemptions of fixed maturities	2,347	2,283
Repayments of mortgage loans	38	68
Sales of fixed maturities	459	203
Sales of equity securities	139	106
Sales and settlements of equity index options and other investments	329	446
Sales of real estate, property and equipment	2	1
Managed investment entities:
Purchases of investments	(697)	(1,261)
Proceeds from sales and redemptions of investments	702	1,035
Other investing activities, net	—	11
Net cash used in investing activities	(1,052)	(2,485)

Financing Activities:
Annuity receipts	2,744	2,547
Annuity surrenders, benefits and withdrawals	(1,668)	(1,372)
Net transfers from variable annuity assets	28	21
Additional long-term borrowings	121	—
Issuances of managed investment entities’ liabilities	—	1,572
Retirements of managed investment entities’ liabilities	(5)	(1,461)
Issuances of Common Stock	19	21
Cash dividends paid on Common Stock	(205)	(194)
Net cash provided by financing activities	1,034	1,134
Net Change in Cash and Cash Equivalents	859	(528)
Cash and cash equivalents at beginning of period	1,515	2,338
Cash and cash equivalents at end of period	$2,374	$1,810

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisition of Business	J.	Long-Term Debt
C.	Segments of Operations	K.	Leases
D.	Fair Value Measurements	L.	Shareholders’ Equity
E.	Investments	M.	Income Taxes
F.	Derivatives	N.	Contingencies
G.	Deferred Policy Acquisition Costs	O.	Insurance
H.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2019, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first six months of 2019.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

AFG manages, and has investments in, collateralized loan obligations (“CLOs”) that are VIEs (see Note H — “Managed Investment Entities”). AFG has determined that it is the primary beneficiary of these CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) through its investment in the CLO debt tranches, it has exposure to CLO losses (limited to the amount AFG invested) and the right to receive CLO benefits that could potentially be significant to the CLOs.

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

Annuity Benefits Accumulated   Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited are charged to annuity benefits expense and decreases for annuity policy charges are recorded in other income. For traditional fixed annuities, the liability for annuity benefits accumulated represents the account value that had accrued to the benefit of the policyholder as of the balance sheet date. For fixed-indexed annuities (“FIAs”), the liability for annuity benefits accumulated includes an embedded derivative that represents the estimated fair value of the index participation with the remaining component representing the discounted value of the guaranteed minimum contract benefits.

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

Adoption of the new guidance resulted in AFG recognizing a lease liability of $198 million (included in other liabilities) and a corresponding right-of-use asset of $174 million (which is presented net of $24 million in deferred rent and lease incentives) on January 1, 2019. Deferred rent and lease incentives were recognized as liabilities under the previous guidance and result from the straight-line expensing of operating leases. The adoption of the new guidance did not have a material effect on the AFG’s results of operations or liquidity. See Note K — “Leases” for additional disclosures.

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

Stock-Based Compensation   All share-based grants are recognized as compensation expense on a straight-line basis over their vesting periods based on their calculated fair value at the date of grant. AFG uses the Black Scholes pricing model to measure the fair value of employee stock options. See Note L — “Shareholders’ Equity” for further information.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter 2019 and 2018 — 1.3 million and 1.7 million; first six months of 2019 and 2018 — 1.2 million and 1.7 million, respectively.

There were no anti-dilutive potential common shares in the second quarter or first six months of 2019 or 2018.

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

B.     Acquisition of Business

Effective June 10, 2019, National Interstate, a property and casualty insurance subsidiary of AFG, entered into an agreement with Atlas Financial Holdings, Inc. (“AFH”) to become the exclusive underwriter of AFH’s paratransit book of business. National Interstate estimates that the majority of AFH’s $110 million paratransit business will be eligible for quotation under this arrangement over the first 12 months following inception of the agreement. Under the terms of the agreement, AFH will act as an underwriting manager for National Interstate for at least 12 months, after which time National Interstate is entitled to acquire the renewal rights for the business from AFH for a purchase price equal to 15% of the in force gross written premiums at that date. The majority of the purchase price ultimately paid for the renewal rights will be recorded as an intangible renewal rights asset and will be amortized over the estimated life of the business acquired. In connection with the transaction, AFG was granted a five-year warrant to acquire approximately 2.4 million shares of AFH. The estimated fair value of the warrant was approximately $1 million at the date it was received.

C.    Segments of Operations

AFG manages its business as three segments: (i) Property and casualty insurance, (ii) Annuity and (iii) Other, which includes holding company costs, revenues and costs of AFG’s limited insurance operations outside of property and casualty insurance and annuities, and operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, executive and professional liability, general liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), fidelity and surety products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of deferred gains on retroactive reinsurance transactions related to the sales of businesses in prior years. AFG’s annuity business sells traditional fixed, fixed-indexed and variable-indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$379	$374	$740	$724
Specialty casualty	634	595	1,263	1,174
Specialty financial	151	159	297	308
Other specialty	36	33	73	62
Total premiums earned	1,200	1,161	2,373	2,268
Net investment income	124	115	228	215
Other income	2	2	5	4
Total property and casualty insurance	1,326	1,278	2,606	2,487
Annuity:
Net investment income	451	412	886	806
Other income	27	27	54	53
Total annuity	478	439	940	859
Other	100	85	198	168
Total revenues before realized gains (losses)	1,904	1,802	3,744	3,514
Realized gains (losses) on securities	56	31	240	(62)
Total revenues	$1,960	$1,833	$3,984	$3,452

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$4	$23	$43	$56
Specialty casualty	47	29	83	70
Specialty financial	21	22	34	37
Other specialty	(12)	(1)	(12)	2
Other lines	(1)	(1)	(2)	(2)
Total underwriting	59	72	146	163
Investment and other income, net	115	106	210	199
Total property and casualty insurance	174	178	356	362
Annuity	71	99	161	224
Other (*)	(42)	(48)	(85)	(90)
Total earnings before realized gains (losses) and income taxes	203	229	432	496
Realized gains (losses) on securities	56	31	240	(62)
Total earnings before income taxes	$259	$260	$672	$434

(*)	Includes holding company interest and expenses.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$143	$77	$8	$228
States, municipalities and political subdivisions	—	6,914	82	6,996
Foreign government	—	149	—	149
Residential MBS	—	2,528	139	2,667
Commercial MBS	—	924	50	974
Collateralized loan obligations	—	4,283	50	4,333
Other asset-backed securities	—	5,577	367	5,944
Corporate and other	29	21,376	2,014	23,419
Total AFS fixed maturities	172	41,828	2,710	44,710
Trading fixed maturities	4	102	—	106
Equity securities	1,532	76	377	1,985
Equity index call options	—	712	—	712
Assets of managed investment entities (“MIE”)	225	4,537	19	4,781
Variable annuity assets (separate accounts) (*)	—	616	—	616
Other assets — derivatives	—	54	—	54
Total assets accounted for at fair value	$1,933	$47,925	$3,106	$52,964
Liabilities:
Liabilities of managed investment entities	$216	$4,356	$18	$4,590
Derivatives in annuity benefits accumulated	—	—	3,541	3,541
Other liabilities — derivatives	—	12	—	12
Total liabilities accounted for at fair value	$216	$4,368	$3,559	$8,143

December 31, 2018
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$141	$83	$9	$233
States, municipalities and political subdivisions	—	6,880	59	6,939
Foreign government	—	142	—	142
Residential MBS	—	2,547	197	2,744
Commercial MBS	—	864	56	920
Collateralized loan obligations	—	4,162	116	4,278
Other asset-backed securities	—	4,802	731	5,533
Corporate and other	28	19,184	1,996	21,208
Total AFS fixed maturities	169	38,664	3,164	41,997
Trading fixed maturities	9	96	—	105
Equity securities	1,410	68	336	1,814
Equity index call options	—	184	—	184
Assets of managed investment entities	203	4,476	21	4,700
Variable annuity assets (separate accounts) (*)	—	557	—	557
Other assets — derivatives	—	16	—	16
Total assets accounted for at fair value	$1,791	$44,061	$3,521	$49,373
Liabilities:
Liabilities of managed investment entities	$195	$4,297	$20	$4,512
Derivatives in annuity benefits accumulated	—	—	2,720	2,720
Other liabilities — derivatives	—	49	—	49
Total liabilities accounted for at fair value	$195	$4,346	$2,740	$7,281

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the second quarter and first six months of 2019, there was one preferred stock with an aggregate fair value of $6 million that transferred from Level 1 to Level 2. During the second quarter and first six months of 2018, there were two preferred stocks with an aggregate fair value of $6 million that transferred from Level 1 to Level 2.

Approximately 6% of the total assets carried at fair value at June 30, 2019, were Level 3 assets. Approximately 55% ($1.71 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.19 billion at June 30, 2019. Of this amount, approximately $833 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third party model. The credit spread applied by management is the significant unobservable input. For this group of approximately 140 securities, the average spread used was 576 basis points over the reference treasury yield and the spreads ranged from 100 basis points to 2,966 basis points (approximately 80% of the spreads were between 400 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. For the remainder of the internally developed prices, any justifiable changes in unobservable inputs used to determine fair value would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.54 billion at June 30, 2019. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	less than 0.1% – 2.4% over the risk free rate
Risk margin for uncertainty in cash flows	0.73% reduction in the discount rate
Surrenders	4% – 23% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.7% – 9.5% of indexed account value
Budgeted option costs	2.6% – 3.6% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2019 and 2018 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2019	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2019
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	63	—	2	—	(1)	18	—	82
Residential MBS	169	4	—	—	(4)	2	(32)	139
Commercial MBS	55	2	—	—	(2)	—	(5)	50
Collateralized loan obligations	37	—	—	—	—	13	—	50
Other asset-backed securities	633	—	3	17	(18)	—	(268)	367
Corporate and other	2,346	—	20	229	(161)	2	(422)	2,014
Total AFS fixed maturities	3,311	6	25	246	(186)	35	(727)	2,710
Equity securities	354	(1)	—	19	(1)	6	—	377
Assets of MIE	20	(1)	—	—	—	—	—	19
Total Level 3 assets	$3,685	$4	$25	$265	$(187)	$41	$(727)	$3,106

Embedded derivatives	$(3,247)	$(251)	$—	$(101)	$58	$—	$—	$(3,541)
Total Level 3 liabilities (b)	$(3,247)	$(251)	$—	$(101)	$58	$—	$—	$(3,541)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	62	—	(1)	—	—	—	—	61
Residential MBS	115	(3)	—	—	(5)	50	(10)	147
Commercial MBS	47	—	—	9	—	—	—	56
Collateralized loan obligations	181	—	(4)	35	—	—	—	212
Other asset-backed securities	731	—	(2)	101	(20)	—	(18)	792
Corporate and other	1,238	1	(4)	234	(48)	—	(13)	1,408
Total AFS fixed maturities	2,382	(2)	(11)	379	(73)	50	(41)	2,684
Equity securities	194	19	—	16	—	1	—	230
Assets of MIE	24	(3)	—	2	—	—	—	23
Total Level 3 assets	$2,600	$14	$(11)	$397	$(73)	$51	$(41)	$2,937

Embedded derivatives (a)	$(2,549)	$(126)	$—	$(141)	$40	$—	$—	$(2,776)
Total Level 3 liabilities (b)	$(2,549)	$(126)	$—	$(141)	$40	$—	$—	$(2,776)

(a)
Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects losses related to the unlocking of actuarial assumptions of $44 million in the second quarter of 2018.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2019
AFS fixed maturities:
U.S. government agency	$9	$—	$—	$—	$(1)	$—	$—	$8
State and municipal	59	—	7	—	(2)	18	—	82
Residential MBS	197	9	(5)	—	(10)	2	(54)	139
Commercial MBS	56	2	—	—	(3)	—	(5)	50
Collateralized loan obligations	116	(3)	6	—	—	13	(82)	50
Other asset-backed securities	731	—	5	92	(132)	—	(329)	367
Corporate and other	1,996	2	51	661	(249)	2	(449)	2,014
Total AFS fixed maturities	3,164	10	64	753	(397)	35	(919)	2,710
Equity securities	336	—	—	20	(1)	22	—	377
Assets of MIE	21	(2)	—	—	—	—	—	19
Total Level 3 assets	$3,521	$8	$64	$773	$(398)	$57	$(919)	$3,106

Embedded derivatives	$(2,720)	$(713)	$—	$(213)	$105	$—	$—	$(3,541)
Total Level 3 liabilities (b)	$(2,720)	$(713)	$—	$(213)	$105	$—	$—	$(3,541)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	148	—	(2)	—	(1)	—	(84)	61
Residential MBS	122	(7)	—	—	(11)	57	(14)	147
Commercial MBS	36	(1)	—	21	—	—	—	56
Collateralized loan obligations	180	(2)	(1)	35	—	—	—	212
Other asset-backed securities	564	—	(2)	305	(57)	—	(18)	792
Corporate and other	1,044	2	(18)	472	(79)	—	(13)	1,408
Total AFS fixed maturities	2,102	(8)	(23)	833	(148)	57	(129)	2,684
Equity securities	165	14	—	25	(4)	30	—	230
Assets of MIE	23	(5)	—	5	—	—	—	23
Total Level 3 assets	$2,290	$1	$(23)	$863	$(152)	$87	$(129)	$2,937

Embedded derivatives (a)	$(2,542)	$(63)	$—	$(244)	$73	$—	$—	$(2,776)
Total Level 3 liabilities (b)	$(2,542)	$(63)	$—	$(244)	$73	$—	$—	$(2,776)

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2019
Financial assets:
Cash and cash equivalents	$2,374	$2,374	$2,374	$—	$—
Mortgage loans	1,073	1,080	—	—	1,080
Policy loans	170	170	—	—	170
Total financial assets not accounted for at fair value	$3,617	$3,624	$2,374	$—	$1,250
Financial liabilities:
Annuity benefits accumulated (*)	$38,806	$38,634	$—	$—	$38,634
Long-term debt	1,423	1,482	—	1,479	3
Total financial liabilities not accounted for at fair value	$40,229	$40,116	$—	$1,479	$38,637

December 31, 2018
Financial assets:
Cash and cash equivalents	$1,515	$1,515	$1,515	$—	$—
Mortgage loans	1,068	1,056	—	—	1,056
Policy loans	174	174	—	—	174
Total financial assets not accounted for at fair value	$2,757	$2,745	$1,515	$—	$1,230
Financial liabilities:
Annuity benefits accumulated (*)	$36,384	$34,765	$—	$—	$34,765
Long-term debt	1,302	1,231	—	1,228	3
Total financial liabilities not accounted for at fair value	$37,686	$35,996	$—	$1,228	$34,768

(*)	Excludes $238 million and $232 million of life contingent annuities in the payout phase at June 30, 2019 and December 31, 2018, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities at June 30, 2019 and December 31, 2018, consisted of the following (in millions):

	June 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$226	$4	$(2)	$2	$228	$235	$1	$(3)	$(2)	$233
States, municipalities and political subdivisions	6,628	374	(6)	368	6,996	6,825	169	(55)	114	6,939
Foreign government	146	3	—	3	149	140	2	—	2	142
Residential MBS	2,368	303	(4)	299	2,667	2,476	277	(9)	268	2,744
Commercial MBS	938	36	—	36	974	905	17	(2)	15	920
Collateralized loan obligations	4,359	10	(36)	(26)	4,333	4,350	1	(73)	(72)	4,278
Other asset-backed securities	5,749	205	(10)	195	5,944	5,431	129	(27)	102	5,533
Corporate and other	22,494	960	(35)	925	23,419	21,475	167	(434)	(267)	21,208
Total fixed maturities	$42,908	$1,895	$(93)	$1,802	$44,710	$41,837	$763	$(603)	$160	$41,997

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2019 and December 31, 2018 were $130 million and $140 million, respectively. Gross unrealized gains on such securities at June 30, 2019 and December 31, 2018 were $120 million and $119 million, respectively. Gross unrealized losses on such securities at both June 30, 2019 and December 31, 2018 were $4 million. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019			December 31, 2018
			Fair Value over (under) Cost			Fair Value over (under) Cost
	Actual Cost			Actual Cost
		Fair Value			Fair Value
Common stocks	$1,163	$1,251	$88	$1,241	$1,148	$(93)
Perpetual preferred stocks	731	734	3	705	666	(39)
Total equity securities carried at fair value	$1,894	$1,985	$91	$1,946	$1,814	$(132)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$—	—%	$(2)	$63	97%
States, municipalities and political subdivisions	(1)	92	99%	(5)	411	99%
Foreign government	—	62	100%	—	—	—%
Residential MBS	(2)	107	98%	(2)	84	98%
Commercial MBS	—	18	100%	—	—	—%
Collateralized loan obligations	(18)	1,840	99%	(18)	960	98%
Other asset-backed securities	(4)	656	99%	(6)	108	95%
Corporate and other	(9)	604	99%	(26)	858	97%
Total fixed maturities	$(34)	$3,379	99%	$(59)	$2,484	98%

December 31, 2018
Fixed maturities:
U.S. Government and government agencies	$—	$41	100%	$(3)	$120	98%
States, municipalities and political subdivisions	(23)	1,497	98%	(32)	902	97%
Foreign government	—	18	100%	—	4	100%
Residential MBS	(4)	279	99%	(5)	139	97%
Commercial MBS	(1)	147	99%	(1)	30	97%
Collateralized loan obligations	(61)	3,540	98%	(12)	197	94%
Asset-backed securities	(16)	1,866	99%	(11)	432	98%
Corporate and other	(306)	10,378	97%	(128)	2,078	94%
Total fixed maturities	$(411)	$17,766	98%	$(192)	$3,902	95%

At June 30, 2019, the gross unrealized losses on fixed maturities of $93 million relate to 712 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 75% of the gross unrealized loss and 91% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In both the first six months of 2019 and 2018, AFG recorded less than $1 million in other-than-temporary impairment charges related to its residential MBS.

In the first six months of 2019 and 2018, AFG recorded $5 million and less than $1 million, respectively, in other-than-temporary impairment charges related to corporate bonds and other fixed maturities.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2019	2018
Balance at March 31	$141	$144
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	1
Reductions due to sales or redemptions	(1)	(1)
Balance at June 30	$140	$144

Balance at January 1	$142	$145
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	1
Reductions due to sales or redemptions	(2)	(2)
Balance at June 30	$140	$144

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2019 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,580	$1,601	4%
After one year through five years	10,179	10,523	24%
After five years through ten years	14,140	14,861	33%
After ten years	3,595	3,807	8%
	29,494	30,792	69%
Collateralized loan obligations and other ABS (average life of approximately 4.5 years)	10,108	10,277	23%
MBS (average life of approximately 4.5 years)	3,306	3,641	8%
Total	$42,908	$44,710	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2019 or December 31, 2018.

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

	Pretax	Deferred Tax	Net
June 30, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,461	$(307)	$1,154
Fixed maturities — all other	341	(71)	270
Total fixed maturities	1,802	(378)	1,424
Deferred policy acquisition costs — annuity segment	(602)	126	(476)
Annuity benefits accumulated	(186)	39	(147)
Unearned revenue	14	(3)	11
Total net unrealized gain on marketable securities	$1,028	$(216)	$812

December 31, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$101	$(21)	$80
Fixed maturities — all other	59	(13)	46
Total fixed maturities	160	(34)	126
Deferred policy acquisition costs — annuity segment	(42)	9	(33)
Annuity benefits accumulated	(14)	3	(11)
Unearned revenue	1	—	1
Total net unrealized gain on marketable securities	$105	$(22)	$83

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment income:
Fixed maturities	$478	$431	$947	$843
Equity securities:
Dividends	22	20	44	40
Change in fair value (*)	7	15	18	14
Equity in earnings of partnerships and similar investments	45	41	66	87
Other	34	28	59	51
Gross investment income	586	535	1,134	1,035
Investment expenses	(6)	(5)	(12)	(10)
Net investment income	$580	$530	$1,122	$1,025

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended June 30, 2019				Three months ended June 30, 2018
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$11	$(3)	$8	$789	$4	$—	$4	$(338)
Equity securities	44	—	44	—	23	—	23	—
Mortgage loans and other investments	3	—	3	—	—	—	—	—
Other (*)	—	1	1	(349)	4	—	4	147
Total pretax	58	(2)	56	440	31	—	31	(191)
Tax effects	(12)	1	(11)	(92)	(6)	—	(6)	40
Net of tax	$46	$(1)	$45	$348	$25	$—	$25	$(151)

	Six months ended June 30, 2019				Six months ended June 30, 2018
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$14	$(6)	$8	$1,642	$3	$(1)	$2	$(937)
Equity securities	226	—	226	—	(72)	—	(72)	—
Mortgage loans and other investments	3	—	3	—	—	—	—	—
Other (*)	1	2	3	(719)	8	—	8	395
Total pretax	244	(4)	240	923	(61)	(1)	(62)	(542)
Tax effects	(51)	1	(50)	(194)	13	—	13	114
Net of tax	$193	$(3)	$190	$729	$(48)	$(1)	$(49)	$(428)

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first six months of 2019 and 2018 on securities that were still owned at June 30, 2019 and June 30, 2018 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Included in realized gains (losses)	$38	$16	$193	$(71)
Included in net investment income	7	15	18	14
	$45	$31	$211	$(57)

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2019	2018
Gross gains	$11	$16
Gross losses	(9)	(8)

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2019		December 31, 2018
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$117	$—	$109	$—
Public company warrants	Equity securities	1	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,541	—	2,720
Equity index call options	Equity index call options	712	—	184	—
Equity index put options	Other liabilities	—	1	—	1
Reinsurance contracts (embedded derivative)	Other liabilities	—	4	—	2
		$830	$3,546	$293	$2,723

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($449 million at June 30, 2019 and $103 million at December 31, 2018) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the second quarter and first six months of 2019 and 2018 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2019	2018	2019	2018
MBS with embedded derivatives	Realized gains (losses) on securities	$6	$(1)	$12	$(5)
Public company warrants	Realized gains (losses) on securities	—	—	—	(1)
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	(251)	(126)	(713)	(63)
Equity index call options	Annuity benefits	148	90	514	52
Equity index put options	Annuity benefits	—	—	1	—
Reinsurance contract (embedded derivative)	Net investment income	(1)	1	(2)	2
		$(98)	$(36)	$(188)	$(15)

(*)	The change in fair value of the embedded derivative includes a loss related to the unlocking of actuarial assumptions of $44 million in the second quarter of 2018.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of June 30, 2019, AFG has fifteen active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between August 2019 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $2.14 billion at June 30, 2019 compared to $2.35 billion at December 31, 2018, reflecting the scheduled amortization discussed above and the termination of a swap with a notional amount of $138 million (on the settlement date) in the second quarter of 2019. The fair value of the effective portion of the interest rate swaps in an asset position and included in other assets was $54 million at June 30, 2019 and $16 million at December 31, 2018. The fair value of the effective portion of the interest rate swaps in a liability position and included in other liabilities was $7 million at June 30, 2019 and $46 million at December 31, 2018. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were income of $1 million in the second quarter of 2019 compared to a loss of $2 million in the second quarter of 2018 and losses of $1 million for the first six months of both 2019 and 2018. There was no ineffectiveness recorded in net earnings during these periods. A collateral receivable supporting these swaps of $76 million at June 30, 2019 and $135 million at December 31, 2018 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at March 31, 2019	$312	$1,336	$84	$40	$1,460	$(325)	$1,135	$1,447
Additions	194	56	—	—	56	—	56	250
Amortization:
Periodic amortization	(175)	(19)	(4)	(2)	(25)	—	(25)	(200)
Included in realized gains	—	—	1	—	1	—	1	1
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(294)	(294)	(294)
Balance at June 30, 2019	$330	$1,373	$81	$38	$1,492	$(619)	$873	$1,203

Balance at March 31, 2018	$279	$1,208	$97	$47	$1,352	$(214)	$1,138	$1,417
Additions	181	70	1	—	71	—	71	252
Amortization:
Periodic amortization	(160)	(66)	(5)	(2)	(73)	—	(73)	(233)
Annuity unlocking	—	28	1	—	29	—	29	29
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	116	116	116
Balance at June 30, 2018	$298	$1,243	$94	$45	$1,382	$(98)	$1,284	$1,582

Balance at December 31, 2018	$299	$1,285	$86	$42	$1,413	$(30)	$1,383	$1,682
Additions	381	120	1	—	121	—	121	502
Amortization:
Periodic amortization	(350)	(34)	(7)	(4)	(45)	—	(45)	(395)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	(589)	(589)	(589)
Balance at June 30, 2019	$330	$1,373	$81	$38	$1,492	$(619)	$873	$1,203

Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216
Additions	343	127	1	—	128	—	128	471
Amortization:
Periodic amortization	(314)	(135)	(10)	(4)	(149)	—	(149)	(463)
Annuity unlocking	—	28	1	—	29	—	29	29
Included in realized gains	—	6	—	—	6	—	6	6
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	324	324	324
Balance at June 30, 2018	$298	$1,243	$94	$45	$1,382	$(98)	$1,284	$1,582

(*)	Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $152 million and $148 million of accumulated amortization at June 30, 2019 and December 31, 2018, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 60.9% of the most subordinate debt tranche of eleven active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2018, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each particular CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $191 million (including $128 million invested in the most subordinate tranches) at June 30, 2019, and $188 million at December 31, 2018.

In March 2018, AFG formed a new CLO, which issued $463 million face amount of liabilities (including $31 million face amount purchased by subsidiaries of AFG). During the first six months of 2019 and 2018, AFG subsidiaries received less than $1 million and $45 million, respectively, in sale and redemption proceeds from its CLO investments. During the first six months of 2018, one AFG CLO was substantially liquidated, as permitted by the CLO indenture.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment in CLO tranches at end of period	$191	$192	$191	$192
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	—	(29)	87	(15)
Liabilities	(2)	27	(89)	10
Management fees paid to AFG	4	4	7	8
CLO earnings attributable to AFG shareholders (b)	5	4	16	7

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $145 million and $232 million at June 30, 2019 and December 31, 2018, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $150 million and $241 million at those dates. The CLO assets include loans with an aggregate fair value of $7 million at June 30, 2019, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $15 million; none at December 31, 2018).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a carrying value of $4.33 billion at June 30, 2019 and $4.28 billion at December 31, 2018.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $207 million during the first six months of 2019. Included in other assets in AFG’s Balance Sheet is $48 million at June 30, 2019 and $54 million at December 31, 2018 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $45 million and $39 million, respectively. Amortization of intangibles was $3 million and $2 million in the second quarters of 2019 and 2018, respectively, and $6 million and $4 million in the first six months of 2019 and 2018, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2019			December 31, 2018
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(4)	421	425	(4)	421
Other	3	—	3	3	—	3
	1,018	(6)	1,012	1,018	(6)	1,012

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
5.875% Subordinated Debentures due March 2059	125	(4)	121	—	—	—
	425	(14)	411	300	(10)	290
	$1,443	$(20)	$1,423	$1,318	$(16)	$1,302

AFG has no scheduled principal payments on its long-term debt for the balance of 2019 or in the subsequent five years.

In March 2019, AFG issued $125 million in 5.875% Subordinated Debentures due in 2059.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2019 or December 31, 2018.

K.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance leases at June 30, 2019 or January 1, 2019.

At June 30, 2019, AFG’s $162 million operating lease right-of-use asset (presented net of $23 million in deferred rent and lease incentives) and $185 million operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table details AFG’s lease activity for the six months ended June 30, 2019 (dollars in millions):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Lease expense:
Operating leases	$11	$22
Short-term leases	1	1
Total lease expense	$12	$23

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities reported in operating cash flows		$24
Right-of-use assets obtained in exchange for new lease liabilities		8

Weighted-average remaining lease term		5.8 years
Weighted-average discount rate		4.1%

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at June 30, 2019 (in millions):

June 30, 2019
Operating lease payments:
Remainder of 2019	$24
2020	43
2021	37
2022	29
2023	24
Thereafter	52
Total lease payments	209
Impact of discounting	(24)
Operating lease liability	$185

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Quarter ended June 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$450	$(94)	$356	$—	$356
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(10)	2	(8)	—	(8)
Total net unrealized gains on securities (b)	$464	440	(92)	348	—	348	$—	$812
Net unrealized gains on cash flow hedges	—	23	(5)	18	—	18	—	18
Foreign currency translation adjustments	(12)	(1)	1	—	(1)	(1)	—	(13)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$444	$462	$(96)	$366	$(1)	$365	$—	$809

Quarter ended June 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(187)	$39	$(148)	$—	$(148)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(4)	1	(3)	—	(3)
Total net unrealized gains (losses) on securities (b)	$342	(191)	40	(151)	—	(151)	$—	$191
Net unrealized losses on cash flow hedges	(24)	(4)	1	(3)	—	(3)	—	(27)
Foreign currency translation adjustments	(5)	(4)	—	(4)	—	(4)	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$305	$(199)	$41	$(158)	$—	$(158)	$—	$147

Six months ended June 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$937	$(197)	$740	$—	$740
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(14)	3	(11)	—	(11)
Total net unrealized gains on securities (b)	$83	923	(194)	729	—	729	$—	$812
Net unrealized gains (losses) on cash flow hedges	(11)	37	(8)	29	—	29	—	18
Foreign currency translation adjustments	(16)	3	1	4	(1)	3	—	(13)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$48	$963	$(201)	$762	$(1)	$761	$—	$809

Six months ended June 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(540)	$113	$(427)	$—	$(427)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(2)	1	(1)	—	(1)
Total net unrealized gains (losses) on securities (b)	$840	(542)	114	(428)	—	(428)	$(221)	$191
Net unrealized losses on cash flow hedges	(13)	(18)	4	(14)	—	(14)	—	(27)
Foreign currency translation adjustments	(6)	(2)	(1)	(3)	—	(3)	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(562)	$117	$(445)	$—	$(445)	$(221)	$147

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

(b)
Includes net unrealized gains of $59 million at June 30, 2019 compared to $61 million at March 31, 2019 and $58 million at December 31, 2018 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

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

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2019, AFG issued 232,565 shares of restricted Common Stock (fair value of $99.28 per share) under the Stock Incentive Plan. AFG did not grant any stock options in the first six months of 2019.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million in both the second quarters of 2019 and 2018 and $12 million and $11 million in the first six months of 2019 and 2018, respectively.

M.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$259		$260		$672		$434

Income taxes at statutory rate	$54	21%	$54	21%	$141	21%	$91	21%
Effect of:
Tax exempt interest	(3)	(1%)	(4)	(2%)	(7)	(1%)	(7)	(2%)
Dividends received deduction	(1)	—%	(1)	—%	(2)	—%	(2)	—%
Employee Stock Ownership Plan dividends paid deduction	(1)	—%	(1)	—%	(1)	—%	(1)	—%
Stock-based compensation	(2)	(1%)	(2)	(1%)	(4)	(1%)	(7)	(2%)
Nondeductible expenses	2	1%	2	1%	4	1%	4	1%
Change in valuation allowance	1	—%	2	1%	3	—%	2	—%
Foreign operations	—	—%	—	—%	—	—%	3	1%
Other	—	(1%)	2	—%	3	—%	2	1%
Provision for income taxes as shown in the statement of earnings	$50	19%	$52	20%	$137	20%	$85	20%

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

O.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2019 and 2018 (in millions):

	Six months ended June 30,
	2019	2018
Balance at beginning of year	$9,741	$9,678
Less reinsurance recoverables, net of allowance	2,942	2,957
Net liability at beginning of year	6,799	6,721
Provision for losses and LAE occurring in the current period	1,501	1,434
Net decrease in the provision for claims of prior years	(86)	(100)
Total losses and LAE incurred	1,415	1,334
Payments for losses and LAE of:
Current year	(291)	(294)
Prior years	(1,079)	(975)
Total payments	(1,370)	(1,269)
Reserves of business disposed (*)	—	(319)
Foreign currency translation and other	1	(4)
Net liability at end of period	6,845	6,463
Add back reinsurance recoverables, net of allowance	2,732	2,630
Gross unpaid losses and LAE included in the balance sheet at end of period	$9,577	$9,093

(*)	Reflects the reinsurance to close transaction at Neon discussed below.

The net decrease in the provision for claims of prior years during the first six months of 2019 reflects (i) lower than expected losses in the crop business and lower than expected claim frequency and severity in the transportation businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the fidelity business (all within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected losses at Neon (all within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first six months of 2018 reflects (i) lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in the workers’ compensation businesses (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business (all within the Specialty financial sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	36	Results of Operations — Second Quarter	51
Overview	37	Segmented Statement of Earnings	51
Critical Accounting Policies	37	Property and Casualty Insurance	52
Liquidity and Capital Resources	38	Annuity	61
Ratios	38	Holding Company, Other and Unallocated	71
Condensed Consolidated Cash Flows	38	Results of Operations — First Six Months	74
Parent and Subsidiary Liquidity	39	Segmented Statement of Earnings	74
Investments	40	Property and Casualty Insurance	75
Uncertainties	43	Annuity	83
Managed Investment Entities	44	Holding Company, Other and Unallocated	92
Results of Operations	48	Recent and Pending Accounting Standards	94
General	48

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

Net earnings attributable to AFG’s shareholders for the second quarter and first six months of 2019 were $210 million ($2.31 per share, diluted) and $539 million ($5.94 per share, diluted), respectively, compared to $210 million ($2.31 per share, diluted) and $355 million ($3.92 per share, diluted) reported in the same periods of 2018, reflecting:

•	lower earnings in the annuity segment,

•	lower underwriting profit in the property and casualty insurance segment,

•	higher net investment income in the property and casualty insurance segment, and

•
higher realized gains on securities in the second quarter of 2019 compared to the second quarter of 2018 and realized gains on securities in the first six months of 2019 compared to realized losses on securities in the first six months of 2018. Both the 2019 and 2018 periods reflect the change in the fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2018 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2019	December 31,
		2018	2017
Principal amount of long-term debt	$1,443	$1,318	$1,318
Total capital	6,703	6,218	6,046
Ratio of debt to total capital:
Including subordinated debt	21.5%	21.2%	21.8%
Excluding subordinated debt	15.2%	16.4%	16.8%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.95 for the six months ended June 30, 2019 and 1.54 for the year ended December 31, 2018. Excluding annuity benefits, this ratio was 15.60 and 7.86, respectively. The ratio excluding annuity benefits is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$877	$823
Net cash used in investing activities	(1,052)	(2,485)
Net cash provided by financing activities	1,034	1,134
Net change in cash and cash equivalents	$859	$(528)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $3 million during the first six months of 2019 and increased cash flows from operating activities by $138 million in the first six months of 2018, accounting for a $141 million decline in cash flows from operating activities in the 2019 period compared to the 2018 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $880 million in the first six months of 2019 compared to $685 million in the first six months of 2018, an increase of $195 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $1.05 billion for the first six months of 2019 compared to $2.49 billion in the first six months of 2018, a decrease of $1.44 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $1.10 billion in the first six months of 2019 and $1.20 billion in the first six months of 2018, which is the primary source of AFG’s cash used in investing activities. In addition, AFG’s cash on hand increased by $859 million during the first six months of 2019 as AFG held more cash due to fewer investment opportunities in the first six months of 2019 compared to a decrease of cash on hand of $528 million during the first six months of 2018, as AFG invested a large portion of its cash on hand at December 31, 2017. Net investment activity in the managed investment entities was a $5 million source of cash in the first six months of 2019 compared to a $226 million use of cash in the 2018 period, accounting for a $231 million decrease in net cash used in investing activities in the first six months of 2019 compared to the same 2018 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.03 billion for the first six months of 2019 compared to $1.13 billion in the first six months of 2018, a decrease of $100 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.10 billion in the first six months of 2019 compared to $1.20 billion in the first six months of 2018, accounting for a $92 million decrease in net cash provided by financing activities in the 2019 period compared to the 2018 period. In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059, the net proceeds of which contributed $121 million to net cash provided by financing activities in the first six months of 2019. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $5 million in the first six months of 2019 compared to issuances of managed investment entity liabilities exceeding retirements by $111 million in the first six months of 2018, accounting for a $116 million decrease in net cash provided by financing activities in the 2019 period compared to the 2018 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2018 or the first six months of 2019.

In May 2019, AFG paid a special cash dividend of $1.50 per share of AFG Common Stock totaling $135 million.

In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in March 2059. The net proceeds of the offering were used for general corporate purposes.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At June 30, 2019, GALIC had $1.1 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.13% to 0.21% over LIBOR (average rate of 2.59% at June 30, 2019). While these advances must be repaid

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

between 2020 and 2021 ($510 million in 2020 and $586 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At June 30, 2019, GALIC estimated that it had additional borrowing capacity of approximately $375 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). At June 30, 2019, AFG could reduce the average crediting rate on approximately $30 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 120 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	June 30,	December 31,
GMIR	2019	2018	2017
1 — 1.99%	80%	79%	76%
2 — 2.99%	4%	4%	5%
3 — 3.99%	7%	8%	10%
4.00% and above	9%	9%	9%

Annuity benefits accumulated (in millions)	$39,044	$36,616	$33,316

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

Investments   AFG’s investment portfolio at June 30, 2019, contained $44.71 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $106 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.76 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $220 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 91% was priced using pricing services at June 30, 2019 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

The pricing services use a variety of observable inputs to estimate fair value of fixed maturities that do not trade on a daily basis. Based upon information provided by the pricing services, these inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data, and measures of volatility. Included in the pricing of mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments and defaults of principal over the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

remaining life of the underlying collateral. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on brokers’ prices are classified as Level 3 in the GAAP hierarchy unless the price can be corroborated, for example, by comparison to similar securities priced using observable inputs.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2019 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$44,816
Percentage impact on fair value of 100 bps increase in interest rates	(4.5%)
Pretax impact on fair value of fixed maturity portfolio	$(2,017)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	800
Estimated pretax impact on accumulated other comprehensive income	(1,217)
Deferred income tax	256
Estimated after-tax impact on accumulated other comprehensive income	$(961)

Approximately 91% of the fixed maturities held by AFG at June 30, 2019, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high quality investment portfolio should generate a stable and predictable investment return.

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

Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2019, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4.5 years and 4 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$156	$158	101%	$2	100%
Non-agency prime	913	1,044	114%	131	28%
Alt-A	969	1,097	113%	128	36%
Subprime	331	369	111%	38	27%
Commercial	938	974	104%	36	96%
	$3,307	$3,642	110%	$335	52%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2019, 95% (based on statutory carrying value of $3.25 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 16% of AFG’s fixed maturity portfolio at June 30, 2019. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2019, approximately 78% of the municipal bond portfolio was held in revenue bonds, with the remaining 22% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2019, is shown in the following table (dollars in millions). Approximately $686 million of available for sale fixed maturity securities had no unrealized gains or losses at June 30, 2019.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$38,161	$5,863
Amortized cost of securities	$36,266	$5,956
Gross unrealized gain (loss)	$1,895	$(93)
Fair value as % of amortized cost	105%	98%
Number of security positions	4,648	712
Number individually exceeding $2 million gain or loss	128	5
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$374	$(6)
Mortgage-backed securities	339	(4)
Banks, savings and credit institutions	219	(3)
Other asset-backed securities	205	(10)
Healthcare	60	(6)
Energy – exploration and production	35	(5)
Collateralized loan obligations	10	(36)
Percentage rated investment grade	92%	91%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2019, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	1%
After one year through five years	25%	12%
After five years through ten years	36%	15%
After ten years	9%	8%
	74%	36%
Collateralized loan obligations and other asset-backed securities (average life of approximately 4.5 years)	17%	61%
Mortgage-backed securities (average life of approximately 4.5 years)	9%	3%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2019
Securities with unrealized gains:
Exceeding $500,000 (1,188 securities)	$19,046	$1,371	108%
$500,000 or less (3,460 securities)	19,115	524	103%
	$38,161	$1,895	105%
Securities with unrealized losses:
Exceeding $500,000 (41 securities)	$823	$(46)	95%
$500,000 or less (671 securities)	5,040	(47)	99%
	$5,863	$(93)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2019
Investment grade fixed maturities with losses for:
Less than one year (221 securities)	$2,998	$(26)	99%
One year or longer (348 securities)	2,317	(44)	98%
	$5,315	$(70)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (101 securities)	$381	$(8)	98%
One year or longer (42 securities)	167	(15)	92%
	$548	$(23)	96%

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

Based on its analysis, management believes AFG will recover its cost basis in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2019. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change with regard to a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2018 Form 10-K. In addition to its ongoing monitoring of A&E exposures, AFG has scheduled an in-depth internal review of these liabilities to be completed in the third quarter of 2019 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2019
Assets:
Cash and investments	$53,098	$—	$(191)	(a)	$52,907
Assets of managed investment entities	—	4,781	—		4,781
Other assets	10,009	—	—	(a)	10,009
Total assets	$63,107	$4,781	$(191)		$67,697
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,260	$—	$—		$12,260
Annuity, life, accident and health benefits and reserves	39,663	—	—		39,663
Liabilities of managed investment entities	—	4,781	(191)	(a)	4,590
Long-term debt and other liabilities	5,094	—	—		5,094
Total liabilities	57,017	4,781	(191)		61,607

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,367	—	—		1,367
Retained earnings	3,914	—	—		3,914
Accumulated other comprehensive income, net of tax	809	—	—		809
Total shareholders’ equity	6,090	—	—		6,090
Noncontrolling interests	—	—	—		—
Total equity	6,090	—	—		6,090
Total liabilities and equity	$63,107	$4,781	$(191)		$67,697

December 31, 2018
Assets:
Cash and investments	$48,685	$—	$(187)	(a)	$48,498
Assets of managed investment entities	—	4,700	—		4,700
Other assets	10,259	—	(1)	(a)	10,258
Total assets	$58,944	$4,700	$(188)		$63,456
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,336	$—	$—		$12,336
Annuity, life, accident and health benefits and reserves	37,251	—	—		37,251
Liabilities of managed investment entities	—	4,700	(188)	(a)	4,512
Long-term debt and other liabilities	4,385	—	—		4,385
Total liabilities	53,972	4,700	(188)		58,484

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,334	—	—		1,334
Retained earnings	3,588	—	—		3,588
Accumulated other comprehensive income, net of tax	48	—	—		48
Total shareholders’ equity	4,970	—	—		4,970
Noncontrolling interests	2	—	—		2
Total equity	4,972	—	—		4,972
Total liabilities and equity	$58,944	$4,700	$(188)		$63,456

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2019
Revenues:
Insurance net earned premiums	$1,205	$—	$—		$1,205
Net investment income	585	—	(5)	(b)	580
Realized gains on securities	56	—	—		56
Income (loss) of managed investment entities:
Investment income	—	70	—		70
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(1)	(b)	(2)
Other income	55	—	(4)	(c)	51
Total revenues	1,901	69	(10)		1,960
Costs and Expenses:
Insurance benefits and expenses	1,529	—	—		1,529
Expenses of managed investment entities	—	69	(10)	(b)(c)	59
Interest charges on borrowed money and other expenses	113	—	—		113
Total costs and expenses	1,642	69	(10)		1,701
Earnings before income taxes	259	—	—		259
Provision for income taxes	50	—	—		50
Net earnings, including noncontrolling interests	209	—	—		209
Less: Net earnings (losses) attributable to noncontrolling interests	(1)	—	—		(1)
Net earnings attributable to shareholders	$210	$—	$—		$210

Three months ended June 30, 2018
Revenues:
Insurance net earned premiums	$1,167	$—	$—		$1,167
Net investment income	534	—	(4)	(b)	530
Realized gains on securities	31	—	—		31
Income (loss) of managed investment entities:
Investment income	—	64	—		64
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	(b)	(2)
Other income	47	—	(4)	(c)	43
Total revenues	1,779	64	(10)		1,833
Costs and Expenses:
Insurance benefits and expenses	1,414	—	—		1,414
Expenses of managed investment entities	—	64	(10)	(b)(c)	54
Interest charges on borrowed money and other expenses	105	—	—		105
Total costs and expenses	1,519	64	(10)		1,573
Earnings before income taxes	260	—	—		260
Provision for income taxes	52	—	—		52
Net earnings, including noncontrolling interests	208	—	—		208
Less: Net earnings (losses) attributable to noncontrolling interests	(2)	—	—		(2)
Net earnings attributable to shareholders	$210	$—	$—		$210

(a)
Includes income of $5 million and $4 million in the second quarter of 2019 and 2018, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million in both the second quarter of 2019 and 2018 in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million in both the second quarter of 2019 and 2018 in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2019
Revenues:
Insurance net earned premiums	$2,384	$—	$—		$2,384
Net investment income	1,138	—	(16)	(b)	1,122
Realized gains on securities	240	—	—		240
Income (loss) of managed investment entities:
Investment income	—	139	—		139
Gain (loss) on change in fair value of assets/liabilities	—	(6)	4	(b)	(2)
Other income	108	—	(7)	(c)	101
Total revenues	3,870	133	(19)		3,984
Costs and Expenses:
Insurance benefits and expenses	2,968	—	—		2,968
Expenses of managed investment entities	—	133	(19)	(b)(c)	114
Interest charges on borrowed money and other expenses	230	—	—		230
Total costs and expenses	3,198	133	(19)		3,312
Earnings before income taxes	672	—	—		672
Provision for income taxes	137	—	—		137
Net earnings, including noncontrolling interests	535	—	—		535
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	—	—		(4)
Net earnings attributable to shareholders	$539	$—	$—		$539

Six months ended June 30, 2018
Revenues:
Insurance net earned premiums	$2,280	$—	$—		$2,280
Net investment income	1,032	—	(7)	(b)	1,025
Realized losses on securities	(62)	—	—		(62)
Income (loss) of managed investment entities:
Investment income	—	122	—		122
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(4)	(b)	(5)
Other income	100	—	(8)	(c)	92
Total revenues	3,350	121	(19)		3,452
Costs and Expenses:
Insurance benefits and expenses	2,711	—	—		2,711
Expenses of managed investment entities	—	121	(19)	(b)(c)	102
Interest charges on borrowed money and other expenses	205	—	—		205
Total costs and expenses	2,916	121	(19)		3,018
Earnings before income taxes	434	—	—		434
Provision for income taxes	85	—	—		85
Net earnings, including noncontrolling interests	349	—	—		349
Less: Net earnings (losses) attributable to noncontrolling interests	(6)	—	—		(6)
Net earnings attributable to shareholders	$355	$—	$—		$355

(a)
Includes income of $16 million and $7 million in the first six months of 2019 and 2018, respectively, representing the change in fair value of AFG’s CLO investments plus $7 million and $8 million in the first six months of 2019 and 2018, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $12 million and $11 million in the first six months of 2019 and 2018, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS

General   AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) and significant tax benefits (charges) related to subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as for asbestos and environmental exposures, are excluded from core earnings.

Beginning with the second quarter of 2019, AFG’s core net operating earnings for its annuity segment excludes unlocking, the impact of changes in the fair value of derivatives related to fixed-indexed annuities (“FIAs”), and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs (“annuity non-core earnings (losses)”). Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of FIA liabilities that management believes can be inconsistent with the long-term economics of this growing portion of AFG’s annuity business. Management believes that separating these impacts as “non-core” will provide investors with a better view of the fundamental performance of the business, and a more comparable measure of the annuity segment’s business compared to the results identified as “core” by its peers. Although prior period core net operating earnings for the annuity segment were not adjusted, the impact of the items now considered annuity non-core earnings on prior periods is highlighted in the discussion following the reconciliation of net earnings attributable to shareholders to core net operating earnings.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$236	$229	$465	$496
Pretax non-core items:
Realized gains (losses) on securities	56	31	240	(62)
Annuity non-core earnings (losses)	(33)	—	(33)	—
Earnings before income taxes	259	260	672	434
Provision (credit) for income taxes:
Core operating earnings	45	46	93	98
Non-core items:
Realized gains (losses) on securities	11	6	50	(13)
Annuity non-core earnings (losses)	(6)	—	(6)	—
Total provision for income taxes	50	52	137	85
Net earnings, including noncontrolling interests	209	208	535	349
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings (losses)	(1)	(2)	(4)	(6)
Total net earnings (losses) attributable to noncontrolling interests	(1)	(2)	(4)	(6)
Net earnings attributable to shareholders	$210	$210	$539	$355

Net earnings:
Core net operating earnings	$192	$185	$376	$404
Realized gains (losses) on securities	45	25	190	(49)
Annuity non-core earnings (losses) (*)	(27)	—	(27)	—
Net earnings attributable to shareholders	$210	$210	$539	$355

Diluted per share amounts:
Core net operating earnings	$2.12	$2.04	$4.14	$4.46
Realized gains (losses) on securities	0.48	0.27	2.09	(0.54)
Annuity non-core earnings (losses) (*)	(0.29)	—	(0.29)	—
Net earnings attributable to shareholders	$2.31	$2.31	$5.94	$3.92

(*)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered annuity non-core earnings (losses).

Net earnings attributable to shareholders was $210 million in both the second quarter of 2019 and the second quarter of 2018. Net earnings for the second quarter of 2019 includes $45 million in after-tax net realized gains on securities compared to $25 million in the second quarter of 2018. In addition, net earnings attributable to shareholders includes after-tax losses of $27 million and $11 million in the second quarter of 2019 and 2018, respectively, from unlocking (in the 2018 quarter), the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) beginning with the second quarter of 2019. Excluding the $11 million after-tax negative impact of these items on results for the second quarter of 2018, core net operating earnings for the second quarter of 2019 decreased $4 million compared to the second quarter of 2018 reflecting slightly lower earnings in the property and casualty insurance and annuity

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

segments, partially offset by improved results from AFG’s operations outside of those segments. Realized gains on securities in the second quarters of 2019 and 2018 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders increased $184 million in the first six months of 2019 compared to the same period in 2018 due primarily to after-tax net realized gains on securities of $190 million in the 2019 period compared to after-tax net realized losses of $49 million in the first six months of 2018. In addition, net earnings attributable to shareholders includes an after-tax loss of $36 million for the first six months of 2019 ($9 million in the first quarter and $27 million in the second quarter) compared to after-tax income of $1 million in the first six months of 2018 from unlocking (in the first six months of 2018), the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) prospectively beginning with the second quarter of 2019. Excluding the $9 million after-tax negative impact of these items on results for the first quarter of 2019 and the $1 million after-tax favorable impact of these items on results for the first six months of 2018, core net operating earnings for the first six months of 2019 decreased $18 million compared to the first six months of 2018 reflecting lower earnings in the property and casualty insurance and annuity segments. Realized gains (losses) on securities in the first six months of 2019 and 2018 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2019 AND 2018

Segmented Statement of Earnings   AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2019 and 2018 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,200	$—	$—	$—	$1,200	$—	$1,200
Life, accident and health net earned premiums	—	—	—	5	5	—	5
Net investment income	124	451	(5)	10	580	—	580
Realized gains on securities	—	—	—	—	—	56	56
Income (loss) of MIEs:
Investment income	—	—	70	—	70	—	70
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	—	(2)	—	(2)
Other income	2	27	(4)	26	51	—	51
Total revenues	1,326	478	59	41	1,904	56	1,960

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	723	—	—	—	723	—	723
Commissions and other underwriting expenses	418	—	—	8	426	—	426
Annuity benefits	—	272	—	—	272	67	339
Life, accident and health benefits	—	—	—	8	8	—	8
Annuity and supplemental insurance acquisition expenses	—	67	—	—	67	(34)	33
Interest charges on borrowed money	—	—	—	17	17	—	17
Expenses of MIEs	—	—	59	—	59	—	59
Other expenses	11	35	—	50	96	—	96
Total costs and expenses	1,152	374	59	83	1,668	33	1,701
Earnings before income taxes	174	104	—	(42)	236	23	259
Provision for income taxes	35	20	—	(10)	45	5	50
Net earnings, including noncontrolling interests	139	84	—	(32)	191	18	209
Less: Net earnings (losses) attributable to noncontrolling interests	(1)	—	—	—	(1)	—	(1)
Core Net Operating Earnings	140	84	—	(32)	192
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	45	45	(45)	—
Annuity non-core losses, net of tax (b)	—	(27)	—	—	(27)	27	—
Net Earnings Attributable to Shareholders	$140	$57	$—	$13	$210	$—	$210

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,161	$—	$—	$—	$1,161	$—	$1,161
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	115	412	(4)	7	530	—	530
Realized gains on securities	—	—	—	—	—	31	31
Income (loss) of MIEs:
Investment income	—	—	64	—	64	—	64
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	—	(2)	—	(2)
Other income	2	27	(4)	18	43	—	43
Total revenues	1,278	439	54	31	1,802	31	1,833

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	—	—	—	693	—	693
Commissions and other underwriting expenses	396	—	—	4	400	—	400
Annuity benefits	—	260	—	—	260	—	260
Life, accident and health benefits	—	—	—	11	11	—	11
Annuity and supplemental insurance acquisition expenses	—	49	—	1	50	—	50
Interest charges on borrowed money	—	—	—	16	16	—	16
Expenses of MIEs	—	—	54	—	54	—	54
Other expenses	11	31	—	47	89	—	89
Total costs and expenses	1,100	340	54	79	1,573	—	1,573
Earnings before income taxes	178	99	—	(48)	229	31	260
Provision for income taxes	37	21	—	(12)	46	6	52
Net earnings, including noncontrolling interests	141	78	—	(36)	183	25	208
Less: Net earnings (losses) attributable to noncontrolling interests	(2)	—	—	—	(2)	—	(2)
Core Net Operating Earnings	143	78	—	(36)	185
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	25	25	(25)	—
Net Earnings Attributable to Shareholders	$143	$78	$—	$(11)	$210	$—	$210

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

(b)
As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered annuity non-core earnings (losses).

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

AFG’s property and casualty insurance operations contributed $174 million in pretax earnings in the second quarter of 2019 compared to $178 million in the second quarter of 2018, a decrease of $4 million (2%). The decrease in pretax earnings reflects

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

lower underwriting profit in the second quarter of 2019 compared to the second quarter of 2018, partially offset by higher net investment income.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2019 and 2018 (dollars in millions):

	Three months ended June 30,
	2019	2018	% Change
Gross written premiums	$1,664	$1,665	—%
Reinsurance premiums ceded	(400)	(408)	(2%)
Net written premiums	1,264	1,257	1%
Change in unearned premiums	(64)	(96)	(33%)
Net earned premiums	1,200	1,161	3%
Loss and loss adjustment expenses	723	693	4%
Commissions and other underwriting expenses	418	396	6%
Underwriting gain	59	72	(18%)

Net investment income	124	115	8%
Other income and expenses, net	(9)	(9)	—%
Earnings before income taxes	$174	$178	(2%)

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	60.2%	59.7%	0.5%
Underwriting expense ratio	34.8%	34.0%	0.8%
Combined ratio	95.0%	93.7%	1.3%

Aggregate — including exited lines
Loss and LAE ratio	60.3%	59.7%	0.6%
Underwriting expense ratio	34.8%	34.0%	0.8%
Combined ratio	95.1%	93.7%	1.4%
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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.66 billion for the second quarter of 2019 compared to $1.67 billion the second quarter of 2018, a decrease of $1 million. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2019		2018
	GWP	%	GWP	%	% Change
Property and transportation	$579	35%	$615	37%	(6%)
Specialty casualty	896	54%	858	52%	4%
Specialty financial	189	11%	192	11%	(2%)
	$1,664	100%	$1,665	100%	—%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 24% of gross written premiums for the second quarter of 2019 compared to 25% of gross written premiums for the second quarter of 2018, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2019		2018		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(157)	27%	$(193)	31%	(4%)
Specialty casualty	(234)	26%	(219)	26%	—%
Specialty financial	(40)	21%	(33)	17%	4%
Other specialty	31		37
	$(400)	24%	$(408)	25%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.26 billion for the second quarter of 2019 compared to $1.26 billion for the second quarter of 2018, an increase of $7 million (1%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2019		2018
	NWP	%	NWP	%	% Change
Property and transportation	$422	33%	$422	33%	—%
Specialty casualty	662	52%	639	51%	4%
Specialty financial	149	12%	159	13%	(6%)
Other specialty	31	3%	37	3%	(16%)
	$1,264	100%	$1,257	100%	1%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.20 billion for the second quarter of 2019 compared to $1.16 billion for the second quarter of 2018, an increase of $39 million (3%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2019		2018
	NEP	%	NEP	%	% Change
Property and transportation	$379	32%	$374	32%	1%
Specialty casualty	634	53%	595	51%	7%
Specialty financial	151	13%	159	14%	(5%)
Other specialty	36	2%	33	3%	9%
	$1,200	100%	$1,161	100%	3%

The $1 million decrease in gross written premiums for the second quarter of 2019 compared to the second quarter of 2018 reflects growth in the Specialty casualty sub-segment, offset by lower gross written premiums in the Property and transportation and Specialty financial sub-segments. Overall average renewal rates increased approximately 3% in the second quarter of 2019. Excluding the workers’ compensation business, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums decreased $36 million (6%) in the second quarter of 2019 compared to the second quarter of 2018, due primarily to delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Management expects that the delayed crop premiums will be included in third quarter 2019 results. Excluding crop insurance, gross written premiums for the second quarter of 2019 grew by 12% when compared to the 2018 second quarter. This growth is primarily attributable to new business opportunities in the transportation businesses. Average renewal rates increased approximately 5% for this group in the second quarter of 2019. Reinsurance premiums ceded

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

as a percentage of gross written premiums decreased 4 percentage points for the second quarter of 2019 compared to the second quarter of 2018 reflecting a change in the mix of business.

Specialty casualty Gross written premiums increased $38 million (4%) in the second quarter of 2019 compared to the second quarter of 2018 due primarily to the addition of premiums from ABA Insurance Services, as well as growth in the excess and surplus lines, executive liability and social services businesses. This growth was partially offset by lower premiums in the workers’ compensation businesses and at Neon. Average renewal rates increased approximately 3% for this group in the second quarter of 2019. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 7%. Reinsurance premiums ceded as a percentage of gross written premiums was comparable in the second quarter of 2019 and the second quarter of 2018 reflecting lower cessions to AFG’s internal reinsurance program, which is included in Other specialty, offset by higher cessions to reinsurers.

Specialty financial Gross written premiums decreased $3 million (2%) in the second quarter of 2019 compared to the second quarter of 2018 due primarily to lower premiums in the financial institutions business. Average renewal rates for this group increased approximately 1% in the second quarter of 2019. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the second quarter of 2019 compared to the second quarter of 2018, reflecting higher cessions in the financial institutions business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $6 million (16%) in the second quarter of 2019 compared to the second quarter of 2018, reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended June 30,			Three months ended June 30,
	2019	2018	Change	2019	2018
Property and transportation
Loss and LAE ratio	68.4%	63.8%	4.6%
Underwriting expense ratio	30.7%	30.1%	0.6%
Combined ratio	99.1%	93.9%	5.2%
Underwriting profit				$4	$23

Specialty casualty
Loss and LAE ratio	60.0%	63.4%	(3.4%)
Underwriting expense ratio	32.5%	31.7%	0.8%
Combined ratio	92.5%	95.1%	(2.6%)
Underwriting profit				$47	$29

Specialty financial
Loss and LAE ratio	32.3%	33.9%	(1.6%)
Underwriting expense ratio	53.3%	51.7%	1.6%
Combined ratio	85.6%	85.6%	—%
Underwriting profit				$21	$22

Total Specialty
Loss and LAE ratio	60.2%	59.7%	0.5%
Underwriting expense ratio	34.8%	34.0%	0.8%
Combined ratio	95.0%	93.7%	1.3%
Underwriting profit				$60	$73

Aggregate — including exited lines
Loss and LAE ratio	60.3%	59.7%	0.6%
Underwriting expense ratio	34.8%	34.0%	0.8%
Combined ratio	95.1%	93.7%	1.4%
Underwriting profit				$59	$72

The Specialty property and casualty insurance operations generated an underwriting profit of $60 million in the second quarter of 2019 compared to $73 million in the second quarter of 2018, a decrease of $13 million (18%). The lower underwriting profit in the second quarter of 2019 reflects lower underwriting profits in the Property and transportation and Specialty financial sub-segments, partially offset by higher underwriting profit in the Specialty casualty sub-segment.

Property and transportation Underwriting profit for this group was $4 million for the second quarter of 2019 compared to $23 million in the second quarter of 2018, a decrease of $19 million (83%). This decrease reflects lower favorable prior year reserve development in the transportation and agricultural businesses, as well as a larger year-over-year underwriting loss in the Singapore branch.

Specialty casualty Underwriting profit for this group was $47 million for the second quarter of 2019 compared to $29 million for the second quarter of 2018, an increase of $18 million (62%). This increase reflects higher underwriting profitability in the workers’ compensation and public sector businesses, partially offset by lower underwriting profits in the excess and surplus lines businesses.

Specialty financial Underwriting profit for this group was $21 million for the second quarter of 2019 compared to $22 million in the second quarter of 2018, a decrease of $1 million (5%). Higher underwriting profitability in the equipment leasing and surety businesses was more than offset by lower underwriting profitability in the financial institutions business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty This group reported an underwriting loss of $12 million in the second quarter of 2019 compared to $1 million in the second quarter of 2018, reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the second quarter of 2019 compared to the second quarter of 2018.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 60.3% for the second quarter of 2019 compared to 59.7% for the second quarter of 2018, an increase of 0.6 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2019	2018	2019	2018	Ratio
Property and transportation
Current year, excluding catastrophe losses	$257	$250	68.0%	66.7%	1.3%
Prior accident years development	(6)	(21)	(1.6%)	(5.6%)	4.0%
Current year catastrophe losses	8	10	2.0%	2.7%	(0.7%)
Property and transportation losses and LAE and ratio	$259	$239	68.4%	63.8%	4.6%

Specialty casualty
Current year, excluding catastrophe losses	$410	$392	64.6%	65.8%	(1.2%)
Prior accident years development	(31)	(15)	(4.7%)	(2.5%)	(2.2%)
Current year catastrophe losses	1	1	0.1%	0.1%	—%
Specialty casualty losses and LAE and ratio	$380	$378	60.0%	63.4%	(3.4%)

Specialty financial
Current year, excluding catastrophe losses	$55	$59	36.4%	37.3%	(0.9%)
Prior accident years development	(9)	(8)	(5.9%)	(5.4%)	(0.5%)
Current year catastrophe losses	3	3	1.8%	2.0%	(0.2%)
Specialty financial losses and LAE and ratio	$49	$54	32.3%	33.9%	(1.6%)

Total Specialty
Current year, excluding catastrophe losses	$752	$721	62.7%	62.2%	0.5%
Prior accident years development	(42)	(45)	(3.4%)	(3.9%)	0.5%
Current year catastrophe losses	12	16	0.9%	1.4%	(0.5%)
Total Specialty losses and LAE and ratio	$722	$692	60.2%	59.7%	0.5%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$752	$721	62.7%	62.2%	0.5%
Prior accident years development	(41)	(44)	(3.3%)	(3.9%)	0.6%
Current year catastrophe losses	12	16	0.9%	1.4%	(0.5%)
Aggregate losses and LAE and ratio	$723	$693	60.3%	59.7%	0.6%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.7% for the second quarter of 2019 compared to 62.2% for the second quarter of 2018, an increase of 0.5 percentage points.

Property and transportation   The 1.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio at the Singapore branch for the second quarter of 2019 compared to the second quarter of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   The 1.2 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio in several of the workers’ compensation businesses and at Neon.

Specialty financial The 0.9 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business, partially offset by an increase in the loss and LAE ratio of the surety business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $42 million in the second quarter of 2019 compared to $45 million in the second quarter of 2018, a decrease of $3 million (7%).

Property and transportation Net favorable reserve development of $6 million in the second quarter of 2019 reflects lower than expected losses in the crop business. Net favorable reserve development of $21 million in the second quarter of 2018 reflects lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses.

Specialty casualty Net favorable reserve development of $31 million in the second quarter of 2019 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses. Net favorable reserve development of $15 million in the second quarter of 2018 includes lower than anticipated claim frequency and severity in the workers’ compensation business.

Specialty financial Net favorable reserve development of $9 million in the second quarter of 2019 reflects lower than expected claim frequency and severity in the surety and financial institutions businesses. Net favorable reserve development of $8 million in the second quarter of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $4 million in the second quarter of 2019 compared to net favorable reserve development of $1 million in the second quarter of 2018, reflecting $6 million of adverse reserve development associated with AFG’s internal reinsurance program in the 2019 period compared to $1 million in the second quarter of 2018. Both periods include the amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the second quarter of 2019 and the second quarter of 2018 related to business outside of the Specialty group that AFG no longer writes.

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

AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $100 million. Neon’s excess of loss catastrophe reinsurance limits the maximum retained loss per event to $15 million for losses up to $250 million. AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $104 million of traditional catastrophe reinsurance through a catastrophe bond.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Catastrophe losses of $12 million in the second quarter of 2019 resulted primarily from storms and tornadoes in multiple regions of the United States. Catastrophe losses of $16 million in the second quarter of 2018 resulted primarily from storms and flooding in several regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $418 million in the second quarter of 2019 compared to $396 million for the second quarter of 2018, an increase of $22 million (6%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 34.8% for the second quarter of 2019 compared to 34.0% for the second quarter of 2018, an increase of 0.8 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2019		2018		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$116	30.7%	$112	30.1%	0.6%
Specialty casualty	207	32.5%	188	31.7%	0.8%
Specialty financial	81	53.3%	83	51.7%	1.6%
Other specialty	14	39.1%	13	36.8%	2.3%
	$418	34.8%	$396	34.0%	0.8%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.6 percentage points in the second quarter of 2019 compared to the second quarter of 2018 reflecting higher underwriting expenses and lower ancillary services fees at National Interstate in the second quarter of 2019 compared to the second quarter of 2018, partially offset by higher profitability-based ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in the second quarter of 2019 compared to the second quarter of 2018 reflecting lower ceding commissions received from reinsurers in the excess and surplus lines businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.6 percentage points in the second quarter of 2019 compared to the second quarter of 2018 reflecting higher profitability-based commissions paid to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $124 million in the second quarter of 2019 compared to $115 million in the second quarter of 2018, an increase of $9 million (8%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2019	2018	Change	% Change
Net investment income	$124	$115	$9	8%

Average invested assets (at amortized cost)	$11,193	$10,346	$847	8%

Yield (net investment income as a % of average invested assets)	4.43%	4.45%	(0.02%)

Tax equivalent yield (*)	4.60%	4.62%	(0.02%)
(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the second quarter of 2019 compared to the second quarter of 2018 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.43% for the second quarter of 2019 compared to 4.45% for the second quarter of 2018, a decrease of 0.02 percentage points. The decrease is due primarily to a lower yield on partnerships and similar investments in the second quarter of 2019 reflecting both additional investments and unusually strong earnings from these assets in the second quarter of 2018. AFG’s property and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

casualty insurance operations recorded $20 million in earnings from partnerships and similar investments in the second quarter of 2019 compared to $18 million in the second quarter of 2018, an increase of $2 million (11%). The annualized yield earned on these investments was 13.4% in the second quarter of 2019 compared to 15.7% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $9 million for both the second quarter of 2019 and for the second quarter of 2018. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2019	2018
Other income	$2	$2
Other expenses
Amortization of intangibles	3	2
Other	8	9
Total other expenses	11	11
Other income and expenses, net	$(9)	$(9)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $71 million in GAAP pretax earnings in the second quarter of 2019 compared to $99 million in the second quarter of 2018, a decrease of $28 million (28%). This decrease in AFG’s GAAP annuity segment results for the second quarter of 2019 as compared to the second quarter of 2018 is due primarily to the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to FIAs in the 2019 period compared to higher than anticipated interest rates in the 2018 period, partially offset by the impact of an unlocking charge in the second quarter of 2018. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018 due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates), resulting in a net charge to earnings of $27 million.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the three months ended June 30, 2019 and 2018 (dollars in millions):

	Three months ended June 30,
	2019	2018	% Change
Revenues:
Net investment income	$451	$412	9%
Other income:
Guaranteed withdrawal benefit fees	17	16	6%
Policy charges and other miscellaneous income	10	11	(9%)
Total revenues	478	439	9%

Costs and Expenses:
Annuity benefits (a)(b)	272	260	5%
Acquisition expenses (a)	67	49	37%
Other expenses	35	31	13%
Total costs and expenses	374	340	10%
Core earnings before income taxes	104	99	5%
Pretax non-core losses (a)	(33)	—	—%
GAAP earnings before income taxes	$71	$99	(28%)

(a)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the second quarter of 2019, annuity benefits excludes $67 million in pretax losses related to these items and acquisition expenses excludes the related $34 million favorable impact on the amortization of deferred policy acquisition costs.

(b)	Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity core earnings before income taxes were $104 million in the second quarter of 2019 compared to $99 million in the second quarter of 2018, an increase of $5 million (5%). As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the second quarter of 2019, the annuity segment’s core earnings before income taxes excludes $33 million in pretax losses related to these items. Since annuity core earnings for prior periods were not adjusted, the annuity segment’s core earnings before income taxes for the second quarter of 2018 includes the $14 million negative impact from these items in that period. Excluding the $14 million negative impact of these items on results for the second quarter of 2018, annuity core net operating earnings for the second quarter of 2019 decreased $9 million compared to the second quarter of 2018 reflecting higher FIA renewal option costs and lower earnings from investments carried at fair value through net investment income, partially offset by growth in the business. The table below highlights the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Three months ended June 30,
	2019	2018	% Change
Earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$104	$113	(8%)
Unlocking	—	(27)	(100%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(103)	8	(1,388%)
Accretion of guaranteed minimum FIA benefits	(102)	(85)	20%
Other annuity benefits	(8)	(16)	(50%)
Less cost of equity options	146	122	20%
Related impact on the amortization of deferred policy acquisition costs	34	(16)	(313%)
Earnings before income taxes	$71	$99	(28%)
Annuity benefits consisted of the following (dollars in millions):

	Three months ended June 30,
	2019			2018			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$98	$—	$98	$88	$—	$88	11%
Accretion of guaranteed minimum FIA benefits	—	102	102	85	—	85	20%
Interest credited — fixed component of variable annuities	1	—	1	2	—	2	(50%)
Cost of equity options	146	(146)	—	—	—	—	—%
Other annuity benefits:
Change in expected death and annuitization reserve	3	—	3	4	—	4	(25%)
Amortization of sales inducements	4	—	4	5	—	5	(20%)
Change in guaranteed withdrawal benefit reserve:
Impact of the stock market and interest rates	—	(4)	(4)	—	—	—	—%
Accretion of benefits and other	20	—	20	19	—	19	5%
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	12	12	11	—	11	9%
Unlocking	—	—	—	54	—	54	(100%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	251	251	82	—	82	206%
Equity option mark-to-market	—	(148)	(148)	(90)	—	(90)	64%
Impact of derivatives related to FIAs	—	103	103	(8)	—	(8)	(1,388%)

Total annuity benefits	$272	$67	$339	$260	$—	$260	30%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Because fluctuations in interest rates and the stock market, among other factors, can cause volatility in annuity benefits expense related to FIAs that can be inconsistent with the long-term economics of the FIA business, management believes that including the actual cost of the equity options purchased in the FIA business and excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs provides investors with a better view of the true cost of funds in the business and a more comparable measure compared to the cost of funds reported by its peers. The cost of the equity options included in AFG’s cost of funds is the net purchase price of the option contracts amortized on a straight-line basis over the life of the contracts, which is generally one year. The following table reconciles AFG’s non-GAAP cost of funds measure to total annuity benefits expense (in millions):

	Three months ended June 30,
	2019	2018
Interest credited — fixed	$98	$88
Include cost of equity options	146	122
Cost of funds	244	210

Interest credited — fixed component of variable annuities	1	2
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	27	23
	272	235
Unlocking, changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Unlocking	—	54
Impact of derivatives related to FIAs	103	(8)
Accretion of guaranteed minimum FIA benefits	102	85
Other annuity benefits — impact of the stock market and interest rates on FIAs	8	16
Less cost of equity options (included in cost of funds)	(146)	(122)
Total annuity benefits expense	$339	$260

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended June 30,
	2019	2018	% Change
Average fixed annuity investments (at amortized cost)	$37,907	$33,935	12%
Average fixed annuity benefits accumulated	38,202	34,165	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.73%	4.83%
Cost of funds	(2.55%)	(2.46%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.10%)	(0.09%)
Net interest spread	2.08%	2.28%

Policy charges and other miscellaneous income	0.08%	0.10%
Acquisition expenses (*)	(0.68%)	(0.69%)
Other expenses	(0.37%)	(0.35%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on FIAs	1.11%	1.34%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	(0.35%)	0.16%
Unlocking	—%	(0.32%)
Net spread earned on fixed annuities	0.76%	1.18%

(*)
Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact (acceleration/deceleration) on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the second quarter of 2019 was $451 million compared to $412 million for the second quarter of 2018, an increase of $39 million (9%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields, including lower earnings from equity securities that are carried at fair value through net investment income. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.10 percentage points to 4.73% from 4.83% in the second quarter of 2019 compared to the second quarter of 2018. The decrease in the net investment yield between periods reflects the lower yields on investments accounted for under the equity method and from equity securities carried at fair value through net investment income, as well as the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. For the period from April 1, 2018, through June 30, 2019, $6.2 billion in annuity segment investments with an average yield of approximately 5.0% were redeemed or sold with the proceeds reinvested at an approximately 0.4% lower yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Cost of Funds
Cost of funds for the second quarter of 2019 were $244 million compared to $210 million for the second quarter of 2018, an increase of $34 million (16%). This increase reflects the impact of growth in the annuity business and higher renewal option costs. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, increased 0.09 percentage points to 2.55% in the second quarter of 2019 from 2.46% in the second quarter of 2018 reflecting higher renewal option costs.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Three months ended June 30,
	2019	2018
Cost of equity options (FIAs)	$146	$122
Interest credited:
Traditional fixed annuities	61	58
Fixed component of fixed-indexed annuities	23	19
Immediate annuities	6	6
Pension risk transfer products	1	—
Federal Home Loan Bank advances	7	5
Total cost of funds	$244	$210

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of the stock market and interest rates, for the second quarter of 2019 were $10 million compared to $7 million for the second quarter of 2018, an increase of $3 million (43%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.01 percentage points to 0.10% from 0.09% in the second quarter of 2019 compared to the second quarter of 2018. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2019	2018
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$4	$5
Change in guaranteed withdrawal benefit reserve	20	19
Change in other benefit reserves	3	(1)
Other annuity benefits	27	23
Offset guaranteed withdrawal benefit fees	(17)	(16)
Other annuity benefits excluding the impact of the stock market and interest rates, net	10	7
Other annuity benefits — impact of the stock market and interest rates	8	16
Other annuity benefits, net	$18	$23

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $8 million in the second quarter of 2019 compared to $16 million in the second quarter of 2018. This $8 million decrease (50%) was the primary cause of the $5 million overall decrease in other annuity benefits, net of guaranteed withdrawal fees in the second quarter of 2019 compared to the second quarter of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in the second quarter of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.20 percentage points to 2.08% from 2.28% in the second quarter of 2019 compared to the same period in 2018 due primarily to higher renewal option costs and lower investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $10 million for the second quarter of 2019 compared to $11 million for the second quarter of 2018, a decrease of $1 million (9%). Excluding the impact of a $1 million unlocking charge related to unearned revenue in the second quarter of 2018, annuity policy charges and other miscellaneous income was $10 million in the second quarter of 2019 compared to $12 million in the second quarter of 2018. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated, decreased 0.02 percentage points to 0.08% from 0.10% in the second quarter of 2019 compared to the second quarter of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in 2018.

Annuity Acquisition Expenses
In addition to the impact of unlocking, the following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Three months ended June 30,
	2019	2018
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$67	$60
Unlocking	—	(28)
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates	(34)	17
Annuity acquisition expenses	$33	$49

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts on changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $67 million for the second quarter of 2019 compared to $60 million for the second quarter of 2018, an increase of $7 million (12%), reflecting growth in the annuity business.

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

The negative impact of lower than anticipated interest rates during the second quarter of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. In contrast, the positive impact of higher than anticipated interest rates during the second quarter of 2018 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended June 30,
	2019	2018
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.68%	0.69%
Unlocking	—%	(0.33%)
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.36%)	0.20%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.32%	0.56%

Annuity Other Expenses
Annuity other expenses were $35 million for the second quarter of 2019 compared to $31 million for the second quarter of 2018, an increase of $4 million (13%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.02 percentage points to 0.37% for the second quarter of 2019 from 0.35% in the second quarter of 2018 due primarily to growth in the business.

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities and Other Impacts of Changes in the Stock Market and Interest Rates on FIAs
AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the embedded derivative component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of changes in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2018 unlocking charge) over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Three months ended June 30,
	2019	2018	% Change
Change in the fair value of derivatives related to FIAs	$(103)	$8	(1,388%)
Accretion of guaranteed minimum FIA benefits	(102)	(85)	20%
Other annuity benefits	(8)	(16)	(50%)
Less cost of equity options	146	122	20%
Related impact on the amortization of DPAC	34	(16)	(313%)
Impact on annuity segment earnings before income taxes	$(33)	$13	(354%)

During the second quarter of 2019, the negative impact of significantly lower than anticipated interest rates, partially offset by the positive impact of strong stock market performance, reduced the annuity segments’ earnings before income taxes by $33 million compared to the $13 million favorable impact of the stock market and interest rates (excluding unlocking) on annuity earnings before income taxes for the second quarter of 2018, a change of $46 million (354%). In the 2018 quarter, the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

positive impact of higher than expected interest rates and strong stock market performance was partially offset by the negative impact of higher than expected option costs. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.35% in the second quarter of 2019 compared to a net expense reduction of 0.16% in the second quarter of 2018.

The following table provides analysis of the primary factors impacting the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2018 unlocking charge) on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended June 30,
	2019	2018	% Change
Changes in the stock market, including volatility	$7	$9	(22%)
Changes in interest rates higher (lower) than expected	(38)	12	(417%)
Other	(2)	(8)	(75%)
Impact on annuity segment earnings before income taxes	$(33)	$13	(354%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities in the second quarter of 2018.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.23 percentage points to 1.11% in the second quarter of 2019 from 1.34% in the second quarter of 2018 due primarily to the 0.20 percentage points decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.42 percentage points to 0.76% in the second quarter of 2019 from 1.18% in the second quarter of 2018 due to a decrease in AFG’s net interest spread and the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of unlocking discussed below under “Annuity Unlocking.”

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended June 30, 2019 and 2018 (in millions):

	Three months ended June 30,
	2019	2018
Beginning fixed annuity reserves	$37,724	$33,652
Fixed annuity premiums (receipts)	1,343	1,393
Surrenders, benefits and other withdrawals	(862)	(706)
Interest and other annuity benefit expenses:
Cost of funds	244	210
Embedded derivative mark-to-market	251	82
Change in other benefit reserves	(20)	(8)
Unlocking	—	55
Ending fixed annuity reserves	$38,680	$34,678

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$38,680	$34,678
Impact of unrealized investment related gains	192	32
Fixed component of variable annuities	172	176
Annuity benefits accumulated per balance sheet	$39,044	$34,886

Annuity benefits accumulated includes a liability of $491 million at June 30, 2019 and $411 million at June 30, 2018 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates.

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.35 billion in the second quarter of 2019 compared to $1.40 billion in the second quarter of 2018, a decrease of $50 million (4%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended June 30,
	2019	2018	% Change
Financial institutions single premium annuities — indexed	$429	$448	(4%)
Financial institutions single premium annuities — fixed	313	131	139%
Retail single premium annuities — indexed	274	378	(28%)
Retail single premium annuities — fixed	36	22	64%
Broker dealer single premium annuities — indexed	189	355	(47%)
Broker dealer single premium annuities — fixed	8	4	100%
Pension risk transfer	50	1	4,900%
Education market — fixed and indexed annuities	44	54	(19%)
Total fixed annuity premiums	1,343	1,393	(4%)
Variable annuities	6	6	—%
Total annuity premiums	$1,349	$1,399	(4%)

Management attributes the 4% decrease in annuity premiums in the second quarter of 2019 compared to the second quarter of 2018 to the recent lower market interest rate environment. In response to the continued drop in market interest rates during 2019, AFG recently lowered crediting rates on several products, which has begun to slow annuity sales compared to 2018 levels.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Unlocking
AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. Due to continued higher FIA option costs (resulting primarily from higher than expected risk-free interest rates), AFG unlocked its assumptions for option costs, interest rates and policyholder lapse behavior in the second quarter of 2018. AFG continues its practice of conducting detailed reviews of its assumptions (including option costs and interest rates) in the fourth quarter each year.

The unlocking of the major actuarial assumptions underlying AFG’s annuity operations in the second quarter of 2018 resulted in a net charge related to its annuity business of $27 million, which impacted AFG’s financial statements as follows (in millions):

	Three months ended June 30,
	2019	2018
Policy charges and other miscellaneous income:
Unearned revenue	$—	$(1)
Total revenues	—	(1)
Annuity benefits:
Fixed-indexed annuity embedded derivative	—	44
Sales inducements	—	(1)
Other reserves	—	11
Total annuity benefits	—	54
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	—	(28)
Total costs and expenses	—	26
Net charge	$—	$(27)

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

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2019 and 2018 (in millions):

	Three months ended June 30,
	2019	2018
Earnings on fixed annuity benefits accumulated	$73	$101
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	(3)
Variable annuity earnings	1	1
Earnings before income taxes	$71	$99

(*)
Net investment income (as a % of investments) of 4.73% and 4.83% for the three months ended June 30, 2019 and 2018, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $42 million in the second quarter of 2019 compared to $48 million in the second quarter of 2018, a decrease of $6 million (13%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the three months ended June 30, 2019 and 2018 (dollars in millions):

	Three months ended June 30,
	2019	2018	% Change
Revenues:
Life, accident and health net earned premiums	$5	$6	(17%)
Net investment income	10	7	43%
Other income — P&C fees	20	15	33%
Other income	6	3	100%
Total revenues	41	31	32%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	8	4	100%
Life, accident and health benefits	8	11	(27%)
Life, accident and health acquisition expenses	—	1	(100%)
Other expense — expenses associated with P&C fees	12	11	9%
Other expenses	38	36	6%
Costs and expenses, excluding interest charges on borrowed money	66	63	5%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(25)	(32)	(22%)
Interest charges on borrowed money	17	16	6%
Loss before income taxes, excluding realized gains and losses	$(42)	$(48)	(13%)

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $5 million and related benefits and acquisition expenses of $8 million in the second quarter of 2019 compared to net earned premiums of $6 million and related benefits and acquisition expenses of $12 million in the second quarter of 2018. The $3 million (27%) decrease in life, accident and health benefits reflects lower claims in the run-off life insurance business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $10 million in the second quarter of 2019 compared to $7 million in the second quarter of 2018, an increase of $3 million (43%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $3 million in the second quarter of 2019 compared to a $1 million decrease in value in the second quarter of 2018.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2019, AFG collected $20 million in fees for these services compared to $15 million in the second quarter of 2018. Management views this fee income, net of the $12 million in the second quarter of 2019 and $11 million in the second quarter of 2018, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. The increase in fee income for the second quarter of 2019 compared to the second quarter of 2018 is due primarily to higher fee income at Neon. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the second quarter of 2019 and the second quarter of 2018, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

of Operations — Segmented Statement of Earnings.” AFG recorded a $2 million loss on the disposal of equipment in the second quarter of 2018. Excluding amounts eliminated in consolidation and the loss on the disposal of equipment, AFG recorded other income outside of its property and casualty insurance and annuity operations of $2 million in the second quarter of 2019 compared to $1 million in the second quarter of 2018.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $38 million in the second quarter of 2019 compared to $36 million in the second quarter of 2018, an increase of $2 million (6%). This increase reflects higher holding company expenses related to employee benefit plans that are tied to stock market performance and slightly higher other holding company expenses in the second quarter of 2019 compared to the 2018 period, partially offset by the impact of a $5 million charge in the second quarter of 2018 to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $17 million in the second quarter of 2019 compared to $16 million in the second quarter of 2018, an increase of $1 million (6%). The following table details the principal amount of AFG’s long-term debt balances as of June 30, 2019 compared to June 30, 2018 (dollars in millions):

	June 30, 2019	June 30, 2018
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
5.875% Subordinated Debentures due March 2059	125	—
Other	3	3
Total principal amount of Holding Company Debt	$1,443	$1,318

Weighted Average Interest Rate	4.7%	4.6%

The increase in interest expense and the weighted average interest rate for the second quarter of 2019 as compared to the second quarter of 2018 reflects the issuance of $125 million of 5.875% Subordinated Debentures in March 2019.

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net gains of $56 million in the second quarter of 2019 compared to $31 million in the second quarter of 2018, an increase of $25 million (81%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2019	2018
Realized gains (losses) before impairments:
Disposals	$8	$5
Change in the fair value of equity securities (*)	44	23
Change in the fair value of derivatives	6	(1)
Adjustments to annuity deferred policy acquisition costs and related items	—	4
	58	31
Impairment charges:
Securities	(3)	—
Adjustments to annuity deferred policy acquisition costs and related items	1	—
	(2)	—
Realized gains (losses) on securities	$56	$31

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. The 2019 quarter includes a $38 million net gain on securities that were still held at June 30, 2019 and the 2018 quarter includes a $16 million net gain on securities that were still held at June 30, 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The $44 million net realized gain from the change in the fair value of equity securities in the second quarter of 2019 includes gains of $18 million on investments in banks and financing companies, $13 million on investments in communications companies, and $10 million on investment in asset management companies. The $23 million net realized gain from the change in the fair value of equity securities in the second quarter of 2018 includes gains of $10 million related to real estate investment trusts, $8 million on health care-related investments and losses of $7 million from investments in banks and financing companies.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $50 million for the second quarter of 2019 compared to $52 million for the second quarter of 2018, a decrease of $2 million (4%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $1 million for the second quarter of 2019 compared to $2 million for the second quarter of 2018. Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — SIX MONTHS ENDED 2019 AND 2018

Segmented Statement of Earnings   AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2019 and 2018 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$2,373	$—	$—	$—	$2,373	$—	$2,373
Life, accident and health net earned premiums	—	—	—	11	11	—	11
Net investment income	228	886	(16)	24	1,122	—	1,122
Realized gains on securities	—	—	—	—	—	240	240
Income (loss) of MIEs:
Investment income	—	—	139	—	139	—	139
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	—	(2)	—	(2)
Other income	5	54	(7)	49	101	—	101
Total revenues	2,606	940	114	84	3,744	240	3,984

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,415	—	—	—	1,415	—	1,415
Commissions and other underwriting expenses	812	—	—	13	825	—	825
Annuity benefits	—	583	—	—	583	67	650
Life, accident and health benefits	—	—	—	17	17	—	17
Annuity and supplemental insurance acquisition expenses	—	93	—	2	95	(34)	61
Interest charges on borrowed money	—	—	—	33	33	—	33
Expenses of MIEs	—	—	114	—	114	—	114
Other expenses	23	70	—	104	197	—	197
Total costs and expenses	2,250	746	114	169	3,279	33	3,312
Earnings before income taxes	356	194	—	(85)	465	207	672
Provision for income taxes	72	39	—	(18)	93	44	137
Net earnings, including noncontrolling interests	284	155	—	(67)	372	163	535
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	—	—	—	(4)	—	(4)
Core Net Operating Earnings	288	155	—	(67)	376
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	190	190	(190)	—
Annuity non-core losses, net of tax (b)	—	(27)	—	—	(27)	27	—
Net Earnings Attributable to Shareholders	$288	$128	$—	$123	$539	$—	$539

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$2,268	$—	$—	$—	$2,268	$—	$2,268
Life, accident and health net earned premiums	—	—	—	12	12	—	12
Net investment income	215	806	(7)	11	1,025	—	1,025
Realized losses on securities	—	—	—	—	—	(62)	(62)
Income (loss) of MIEs:
Investment income	—	—	122	—	122	—	122
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	—	(5)	—	(5)
Other income	4	53	(8)	43	92	—	92
Total revenues	2,487	859	102	66	3,514	(62)	3,452

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,334	—	—	—	1,334	—	1,334
Commissions and other underwriting expenses	771	—	—	10	781	—	781
Annuity benefits	—	442	—	—	442	—	442
Life, accident and health benefits	—	—	—	22	22	—	22
Annuity and supplemental insurance acquisition expenses	—	130	—	2	132	—	132
Interest charges on borrowed money	—	—	—	31	31	—	31
Expenses of MIEs	—	—	102	—	102	—	102
Other expenses	20	63	—	91	174	—	174
Total costs and expenses	2,125	635	102	156	3,018	—	3,018
Earnings before income taxes	362	224	—	(90)	496	(62)	434
Provision for income taxes	74	46	—	(22)	98	(13)	85
Net earnings, including noncontrolling interests	288	178	—	(68)	398	(49)	349
Less: Net earnings (losses) attributable to noncontrolling interests	(6)	—	—	—	(6)	—	(6)
Core Net Operating Earnings	294	178	—	(68)	404
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(49)	(49)	49	—
Net Earnings Attributable to Shareholders	$294	$178	$—	$(117)	$355	$—	$355

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

(b)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses).

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $356 million in pretax earnings in the first six months of 2019 compared to $362 million in the first six months of 2018, a decrease of $6 million (2%). The decrease in pretax earnings reflects lower underwriting profit in the first six months of 2019 compared to the same period in 2018, partially offset by higher net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2019 and 2018 (dollars in millions):

	Six months ended June 30,
	2019	2018	% Change
Gross written premiums	$3,199	$3,123	2%
Reinsurance premiums ceded	(788)	(764)	3%
Net written premiums	2,411	2,359	2%
Change in unearned premiums	(38)	(91)	(58%)
Net earned premiums	2,373	2,268	5%
Loss and loss adjustment expenses	1,415	1,334	6%
Commissions and other underwriting expenses	812	771	5%
Underwriting gain	146	163	(10%)

Net investment income	228	215	6%
Other income and expenses, net	(18)	(16)	13%
Earnings before income taxes	$356	$362	(2%)

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	59.6%	58.8%	0.8%
Underwriting expense ratio	34.2%	34.0%	0.2%
Combined ratio	93.8%	92.8%	1.0%

Aggregate — including exited lines
Loss and LAE ratio	59.7%	58.8%	0.9%
Underwriting expense ratio	34.2%	34.0%	0.2%
Combined ratio	93.9%	92.8%	1.1%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.20 billion for the first six months of 2019 compared to $3.12 billion for the first six months of 2018, an increase of $76 million (2%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2019		2018
	GWP	%	GWP	%	% Change
Property and transportation	$1,018	32%	$1,041	33%	(2%)
Specialty casualty	1,808	57%	1,711	55%	6%
Specialty financial	373	11%	371	12%	1%
	$3,199	100%	$3,123	100%	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for the first six months of 2019 compared to 24% of gross written premiums for the first six months of 2018, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2019		2018		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(252)	25%	$(295)	28%	(3%)
Specialty casualty	(520)	29%	(478)	28%	1%
Specialty financial	(79)	21%	(64)	17%	4%
Other specialty	63		73
	$(788)	25%	$(764)	24%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.41 billion for the first six months of 2019 compared to $2.36 billion for the first six months of 2018, an increase of $52 million (2%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2019		2018
	NWP	%	NWP	%	% Change
Property and transportation	$766	32%	$746	32%	3%
Specialty casualty	1,288	53%	1,233	52%	4%
Specialty financial	294	12%	307	13%	(4%)
Other specialty	63	3%	73	3%	(14%)
	$2,411	100%	$2,359	100%	2%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.37 billion for the first six months of 2019 compared to $2.27 billion for the first six months of 2018, an increase of $105 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2019		2018
	NEP	%	NEP	%	% Change
Property and transportation	$740	31%	$724	32%	2%
Specialty casualty	1,263	53%	1,174	52%	8%
Specialty financial	297	13%	308	13%	(4%)
Other specialty	73	3%	62	3%	18%
	$2,373	100%	$2,268	100%	5%

The $76 million (2%) increase in gross written premiums for the first six months of 2019 compared to the first six months of 2018 reflects growth in the Specialty casualty and Specialty financial sub-segments, partially offset by lower gross written premiums in the Property and transportation sub-segment. Overall average renewal rates increased approximately 2% in the first six months of 2019. Excluding the workers’ compensation business, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums decreased $23 million (2%) in the first six months of 2019 compared to the first six months of 2018, due primarily to delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Management expects that the delayed crop premiums will be included in third quarter 2019 results. Excluding crop insurance, gross written premiums for this group for the first six months of 2019 grew by 8% when compared to the first six months of 2018. This growth is primarily attributable to new business opportunities in the transportation businesses. Average renewal rates increased approximately 4% for this group in the first six months of 2019. Reinsurance premiums ceded as a percentage of gross written premiums decreased 3 percentage points in the first six months of 2019 compared to the first six months of 2018, reflecting lower cessions in the crop insurance business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $97 million (6%) in the first six months of 2019 compared to the first six months of 2018 due primarily to the addition of premiums from ABA Insurance Services, improved pricing in the excess and surplus lines, executive liability and social service businesses and higher premiums within Neon, resulting from the growth of its portfolio in targeted classes of business. This growth was partially offset by lower premiums in the workers’ compensation businesses. Average renewal rates increased approximately 1% for this group in the first six months of 2019. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 6%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the first six months of 2019 compared to the first six months of 2018, reflecting higher cessions at Neon, partially offset by lower cessions to AFG’s internal reinsurance program, which is included in Other specialty.

Specialty financial Gross written premiums increased $2 million (1%) in the first six months of 2019 compared to the first six months of 2018 due primarily to higher premiums in the fidelity, patent risk and international equipment leasing businesses, partially offset by lower premiums in the financial institutions business. Average renewal rates for this group increased approximately 2% in the first six months of 2019. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the first six months of 2019 compared to the first six months of 2018, reflecting higher cessions in the financial institutions and equipment leasing businesses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $10 million (14%) in the first six months of 2019 compared to the first six months of 2018, reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Six months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018
Property and transportation
Loss and LAE ratio	65.4%	63.4%	2.0%
Underwriting expense ratio	28.8%	28.8%	—%
Combined ratio	94.2%	92.2%	2.0%
Underwriting profit				$43	$56

Specialty casualty
Loss and LAE ratio	60.8%	61.5%	(0.7%)
Underwriting expense ratio	32.6%	32.5%	0.1%
Combined ratio	93.4%	94.0%	(0.6%)
Underwriting profit				$83	$70

Specialty financial
Loss and LAE ratio	35.3%	37.0%	(1.7%)
Underwriting expense ratio	53.3%	50.9%	2.4%
Combined ratio	88.6%	87.9%	0.7%
Underwriting profit				$34	$37

Total Specialty
Loss and LAE ratio	59.6%	58.8%	0.8%
Underwriting expense ratio	34.2%	34.0%	0.2%
Combined ratio	93.8%	92.8%	1.0%
Underwriting profit				$148	$165

Aggregate — including exited lines
Loss and LAE ratio	59.7%	58.8%	0.9%
Underwriting expense ratio	34.2%	34.0%	0.2%
Combined ratio	93.9%	92.8%	1.1%
Underwriting profit				$146	$163

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The Specialty property and casualty insurance operations generated an underwriting profit of $148 million for the first six months of 2019 compared to $165 million for the first six months of 2018, a decrease of $17 million (10%). The lower underwriting profit in the first six months of 2019 reflects lower underwriting profits in the Property and transportation and Specialty financial sub-segments, partially offset by higher underwriting profit in the Specialty casualty sub-segment.

Property and transportation Underwriting profit for this group was $43 million for the first six months of 2019 compared to $56 million for the first six months of 2018, a decrease of $13 million (23%). Lower underwriting results in the agricultural and property and inland marine businesses, and a larger year-over-year underwriting loss in the Singapore branch, were partially offset by higher underwriting profit in the transportation businesses.

Specialty casualty Underwriting profit for this group was $83 million for the first six months of 2019 compared to $70 million for the first six months of 2018, an increase of $13 million (19%). Higher underwriting profits in the targeted markets and workers’ compensation businesses were partially offset by lower underwriting profits in the excess and surplus lines businesses.

Specialty financial Underwriting profit for this group was $34 million for the first six months of 2019 compared to $37 million for the first six months of 2018, a decrease of $3 million (8%) due primarily to lower underwriting profitability in the financial institutions business.

Other specialty This group reported an underwriting loss of $12 million for the first six months of 2019 compared to an underwriting profit of $2 million in the first six months of 2018, a change of $14 million (700%). This change reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first six months of 2019 compared to the first six months of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.7% for the first six months of 2019 compared to 58.8% for the first six months of 2018, an increase of 0.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2019	2018	2019	2018	Ratio
Property and transportation
Current year, excluding catastrophe losses	$499	$483	67.5%	66.7%	0.8%
Prior accident years development	(32)	(39)	(4.4%)	(5.4%)	1.0%
Current year catastrophe losses	17	15	2.3%	2.1%	0.2%
Property and transportation losses and LAE and ratio	$484	$459	65.4%	63.4%	2.0%

Specialty casualty
Current year, excluding catastrophe losses	$810	$767	64.2%	65.2%	(1.0%)
Prior accident years development	(44)	(50)	(3.5%)	(4.2%)	0.7%
Current year catastrophe losses	2	6	0.1%	0.5%	(0.4%)
Specialty casualty losses and LAE and ratio	$768	$723	60.8%	61.5%	(0.7%)

Specialty financial
Current year, excluding catastrophe losses	$115	$119	38.8%	38.7%	0.1%
Prior accident years development	(15)	(11)	(5.1%)	(3.6%)	(1.5%)
Current year catastrophe losses	5	6	1.6%	1.9%	(0.3%)
Specialty financial losses and LAE and ratio	$105	$114	35.3%	37.0%	(1.7%)

Total Specialty
Current year, excluding catastrophe losses	$1,477	$1,405	62.3%	62.0%	0.3%
Prior accident years development	(88)	(102)	(3.7%)	(4.5%)	0.8%
Current year catastrophe losses	24	29	1.0%	1.3%	(0.3%)
Total Specialty losses and LAE and ratio	$1,413	$1,332	59.6%	58.8%	0.8%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,477	$1,405	62.3%	62.0%	0.3%
Prior accident years development	(86)	(100)	(3.6%)	(4.5%)	0.9%
Current year catastrophe losses	24	29	1.0%	1.3%	(0.3%)
Aggregate losses and LAE and ratio	$1,415	$1,334	59.7%	58.8%	0.9%
Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.3% for the first six months of 2019 compared to 62.0% for the first six months of 2018, an increase of 0.3 percentage points.

Property and transportation   The 0.8 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio at the Singapore branch in the first six months of 2019 compared to the first six months of 2018.

Specialty casualty   The 1.0 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon and in the general liability and professional liability businesses.

Specialty financial   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in the first six months of 2019 and the first six months of 2018.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $88 million in the first six months of 2019 compared to $102 million in the first six months of 2018, a decrease of $14 million (14%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Net favorable reserve development of $32 million in the first six months of 2019 reflects lower than expected losses in the crop business and lower than expected claim frequency and severity in the transportation businesses. Net favorable reserve development of $39 million in the first six months of 2018 reflects lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses.

Specialty casualty Net favorable reserve development of $44 million in the first six months of 2019 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected losses at Neon. Net favorable reserve development of $50 million in the first six months of 2018 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses.

Specialty financial Net favorable reserve development of $15 million in the first six months of 2019 reflects lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the fidelity business. Net favorable reserve development of $11 million in the first six months of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $3 million in the first six months of 2019 compared to net favorable reserve development of $2 million in the first six months of 2018. The adverse net reserve development in the first six months of 2019 reflects $6 million of adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001. The net favorable reserve development in the first six months of 2018 reflects amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001, partially offset by adverse reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in both the first six months of 2019 and the first six months of 2018 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $24 million in the first six months of 2019 resulted primarily from storms and tornadoes in multiple regions of the United States. Catastrophe losses of $29 million in the first six months of 2018 resulted primarily storms and flooding in several regions of the United States and mudslides in California.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $812 million in the first six months of 2019 compared to $771 million for the first six months of 2018, an increase of $41 million (5%). AFG’s underwriting expense ratio was 34.2% for the first six months of 2019 compared to 34.0% for the first six months of 2018, an increase of 0.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2019		2018		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$213	28.8%	$209	28.8%	—%
Specialty casualty	412	32.6%	381	32.5%	0.1%
Specialty financial	158	53.3%	157	50.9%	2.4%
Other specialty	29	39.1%	24	38.0%	1.1%
Total Specialty	$812	34.2%	$771	34.0%	0.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums was 28.8 percentage points in both the first six months of 2019 and the first six months of 2018, reflecting higher profitability-based ceding commissions received from reinsurers in the crop business, offset by higher underwriting expenses and lower ancillary services fees at National Interstate in the first six months of 2019 compared to the same period in 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in the first six months of 2019 compared to the first six months of 2018, reflecting lower ceding commissions received from reinsurers in the excess and surplus lines businesses, partially offset by lower underwriting expenses related to the exit of certain lines of business at Neon and the impact of higher net earned premiums at Neon.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.4 percentage points in the first six months of 2019 compared to the first six months of 2018, reflecting higher profitability-based commissions paid to agents in the financial institutions business, partially offset by a lower underwriting expense ratio in the fidelity business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $228 million in the first six months of 2019 compared to $215 million in the first six months of 2018, an increase of $13 million (6%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2019	2018	Change	% Change
Net investment income	$228	$215	$13	6%

Average invested assets (at amortized cost)	$11,084	$10,395	$689	7%

Yield (net investment income as a % of average invested assets)	4.11%	4.14%	(0.03%)

Tax equivalent yield (*)	4.29%	4.32%	(0.03%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first six months of 2019 as compared to the first six months of 2018 reflects growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.11% for the first six months of 2019 compared to 4.14% for the first six months of 2018, a decrease of 0.03 percentage points due primarily to lower income from partnerships and similar investments. AFG’s property and casualty insurance operations recorded $23 million in earnings from partnerships and similar investments and AFG-managed CLOs in the first six months of 2019 compared to $35 million in the first six months of 2018, a decrease of $12 million (34%). The annualized yield earned on these investments was 7.9% in the first six months of 2019 compared to 14.3% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $18 million for the first six months of 2019 compared to $16 million for the first six months of 2018, an increase of $2 million (13%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2019	2018
Other income	$5	$4
Other expenses
Amortization of intangibles	6	4
Other	17	16
Total other expense	23	20
Other income and expenses, net	$(18)	$(16)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $161 million in GAAP pretax earnings in the first six months of 2019 compared to $224 million in the first six months of 2018, a decrease of $63 million (28%). This decrease in AFG’s GAAP annuity segment results for the first six months of 2019 as compared to the first six months of 2018 is due primarily to the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to FIAs in the 2019 period compared to higher than anticipated interest rates in the 2018 period, partially offset by the impact of strong stock market performance in the 2019 period and an unlocking charge in the first six months of 2018. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018 due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates), resulting in a net charge to earnings of $27 million.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the six months ended June 30, 2019 and 2018 (dollars in millions):

	Six months ended June 30,
	2019	2018	% Change
Revenues:
Net investment income	$886	$806	10%
Other income:
Guaranteed withdrawal benefit fees	33	32	3%
Policy charges and other miscellaneous income	21	21	—%
Total revenues	940	859	9%

Costs and Expenses:
Annuity benefits (a)(b)	583	442	32%
Acquisition expenses (a)	93	130	(28%)
Other expenses	70	63	11%
Total costs and expenses	746	635	17%
Core earnings before income taxes	194	224	(13%)
Pretax non-core losses (a)	(33)	—	—%
GAAP earnings before income taxes	$161	$224	(28%)

(a)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first six months of 2019, annuity benefits excludes $67 million in pretax losses related to these items and acquisition expenses excludes the related $34 million favorable impact on the amortization of deferred policy acquisition costs.

(b)	Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity core earnings before income taxes were $194 million in the first six months of 2019 compared to $224 million in the first six months of 2018, a decrease of $30 million (13%). As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first six months of 2019, the annuity segment’s GAAP earnings before income taxes includes $44 million in pretax losses related to these items (including $11 million in the first quarter). Since annuity core earnings for prior periods were not adjusted, the annuity segment’s core earnings before income taxes for the first six months of 2019 includes the $11 million negative impact from these items in the first quarter of 2019 and the first six months of 2018 includes the $1 million positive impact from these items in that period. Excluding the $11 million negative impact in the first quarter of 2019 and the $1 million positive impact of these items in the first six months of 2018, annuity core net operating earnings for the second quarter of 2019 decreased $18 million compared to the first six months of 2018 reflecting higher FIA renewal option costs, partially offset by growth in the business. The table below highlights the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Six months ended June 30,
	2019	2018	% Change
Earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$205	$223	(8%)
Unlocking	—	(27)	(100%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(198)	33	(700%)
Accretion of guaranteed minimum FIA benefits	(201)	(164)	23%
Other annuity benefits	—	(35)	(100%)
Less cost of equity options	287	233	23%
Related impact on the amortization of deferred policy acquisition costs	68	(39)	(274%)
Earnings before income taxes	$161	$224	(28%)
Annuity benefits consisted of the following (dollars in millions):

	Six months ended June 30,
	2019			2018			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$193	$—	$193	$175	$—	$175	10%
Accretion of guaranteed minimum FIA benefits	99	102	201	164	—	164	23%
Interest credited — fixed component of variable annuities	2	—	2	3	—	3	(33%)
Cost of equity options	146	(146)	—	—	—	—	—%
Other annuity benefits:
Change in expected death and annuitization reserve	8	—	8	8	—	8	—%
Amortization of sales inducements	7	—	7	10	—	10	(30%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	(1)	(4)	(5)	9	—	9	(156%)
Accretion of benefits and other	39	—	39	33	—	33	18%
Change in other benefit reserves — impact of changes in interest rates and the stock market	(5)	12	7	19	—	19	(63%)
Unlocking	—	—	—	54	—	54	(100%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	462	251	713	19	—	19	3,653%
Equity option mark-to-market	(367)	(148)	(515)	(52)	—	(52)	890%
Impact of derivatives related to FIAs	95	103	198	(33)	—	(33)	(700%)

Total annuity benefits	$583	$67	$650	$442	$—	$442	47%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Because fluctuations in interest rates and the stock market, among other factors, can cause volatility in annuity benefits expense related to FIAs that can be inconsistent with the long-term economics of the FIA business, management believes that including the actual cost of the equity options purchased in the FIA business and excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs provides investors with a better view of the true cost of funds in the business and a more comparable measure compared to the cost of funds reported by its peers. The cost of the equity options included in AFG’s cost of funds is the net purchase price of the option contracts amortized on a straight-line basis over the life of the contracts, which is generally one year. The following table reconciles AFG’s non-GAAP cost of funds measure to total annuity benefits expense (in millions):

	Six months ended June 30,
	2019	2018
Interest credited — fixed	$193	$175
Include cost of equity options	287	233
Cost of funds	480	408

Interest credited — fixed component of variable annuities	2	3
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	56	44
	538	455
Unlocking, changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Unlocking	—	54
Impact of derivatives related to FIAs	198	(33)
Accretion of guaranteed minimum FIA benefits	201	164
Other annuity benefits — impact of the stock market and interest rates on FIAs	—	35
Less cost of equity options (included in cost of funds)	(287)	(233)
Total annuity benefits expense	$650	$442

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

	Six months ended June 30,
	2019	2018	% Change
Average fixed annuity investments (at amortized cost)	$37,449	$33,469	12%
Average fixed annuity benefits accumulated	37,640	33,747	12%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.71%	4.79%
Cost of funds	(2.55%)	(2.42%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.11%)	(0.07%)
Net interest spread	2.05%	2.30%

Policy charges and other miscellaneous income	0.08%	0.10%
Acquisition expenses (*)	(0.66%)	(0.69%)
Other expenses	(0.37%)	(0.36%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on FIAs	1.10%	1.35%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs:
Included in core	(0.06%)	0.17%
Annuity non-core earnings (losses)	(0.18%)	—%
Unlocking	—%	(0.16%)
Net spread earned on fixed annuities	0.86%	1.36%

(*)
Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact (acceleration/deceleration) on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first six months of 2019 was $886 million compared to $806 million for the first six months of 2018, an increase of $80 million (10%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields, including lower earnings from equity securities that are carried at fair value through net investment income. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.08 percentage points to 4.71% from 4.79% for the first six months of 2019 compared to the first six months of 2018. The decrease in the net investment yield between periods reflects the lower yields on investments accounted for under the equity method and from equity securities carried at fair value through net investment income, as well as the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. For the period from April 1, 2018, through June 30, 2019, $6.2 billion in annuity segment investments with an average yield of 5.0% were redeemed or sold with the proceeds reinvested at an approximately 0.4% lower yield.

Annuity Cost of Funds
Cost of funds for the first six months of 2019 were $480 million compared to $408 million for the first six months of 2018, an increase of $72 million (18%). This increase reflects the impact of growth in the annuity business and higher renewal option costs. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, increased 0.13% percentage points to 2.55% from 2.42% in the first six months of 2019 compared to the first six months of 2018 reflecting higher renewal option costs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Six months ended June 30,
	2019	2018
Cost of equity options (FIAs)	$287	$233
Interest credited:
Traditional fixed annuities	120	117
Fixed component of fixed-indexed annuities	45	37
Immediate annuities	12	12
Pension risk transfer products	2	—
Federal Home Loan Bank advances	14	9
Total cost of funds	$480	$408

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of the stock market and interest rates for the first six months of 2019 were $23 million compared to $12 million for the first six months of 2018, an increase of $11 million (92%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.04 percentage points to 0.11% from 0.07% in the first six months of 2019 compared to the first six months of 2018. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2019	2018
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$8	$10
Change in guaranteed withdrawal benefit reserve	39	33
Change in other benefit reserves	9	1
Other annuity benefits	56	44
Offset guaranteed withdrawal benefit fees	(33)	(32)
Other annuity benefits excluding the impact of the stock market and interest rates, net	23	12
Other annuity benefits — impact of the stock market and interest rates	—	35
Other annuity benefits, net	$23	$47

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates decreased AFG’s guaranteed withdrawal benefit reserve by less than $1 million in the first six months of 2019 and increased the guaranteed withdrawal benefit reserve by $35 million in the first six months of 2018. This $35 million change was the primary cause of the $24 million overall decrease in other annuity benefits, net of guaranteed withdrawal fees in the first six months of 2019 compared to the first six months of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in 2018.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.25 percentage points to 2.05% from 2.30% in the first six months of 2019 compared to the same period in 2018 due primarily to higher renewal option costs and lower investment yields. Features included in current annuity offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $21 million for both the first six months of 2019 and for the first six months of 2018. Excluding the impact of a $1 million unlocking charge related to unearned revenue in the second quarter of 2018, annuity policy charges and other miscellaneous income were $21 million in 2019 compared to $22 million in 2018, a decrease of $1 million (5%). Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.02 percentage points to 0.08% from 0.10% in the first six months of 2019 compared to the first six months of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in 2018.

Annuity Acquisition Expenses
In addition to the impact of unlocking, the following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Six months ended June 30,
	2019	2018
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$127	$118
Unlocking	—	(28)
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates:
Included in core	(34)	40
Annuity non-core earnings (losses)	(34)	—
Annuity acquisition expenses	$59	$130

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts on changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $127 million for the first six months of 2019 compared to $118 million for the first six months of 2018, an increase of $9 million (8%), reflecting growth in the annuity business.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in 2018. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or present value of future profits on business in force of companies acquired (“PVFP”).

The negative impact of lower than anticipated interest rates during the first six months of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. In contrast, the positive impact of higher than anticipated interest rates during the first six months of 2018 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC.

The table below illustrates the impact of unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Six months ended June 30,
	2019	2018
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.66%	0.69%
Unlocking	—%	(0.16%)
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.36%)	0.22%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.30%	0.75%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Other Expenses
Annuity other expenses were $70 million for the first six months of 2019 compared to $63 million for the first six months of 2018, an increase of $7 million (11%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses increased 0.01 percentage points to 0.37% from 0.36% for the first six months of 2019 compared to the first six months of 2018 due primarily to growth in the business.

Change in Fair Value of Derivatives Related to Fixed-Indexed (Including Variable-Indexed) Annuities and Other Impacts of Changes in the Stock Market and Interest Rates on FIAs
AFG’s fixed-indexed (including variable-indexed) annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. For a list of other factors impacting the fair value of the embedded derivative component of AFG’s annuity benefits accumulated, see Note D — “Fair Value Measurements” to the financial statements. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition
Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of changes in the fair value of derivatives related to
FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2018 unlocking charge) over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Six months ended June 30,
	2019	2018	% Change
Change in the fair value of derivatives related to FIAs	$(198)	$33	(700%)
Accretion of guaranteed minimum FIA benefits	(201)	(164)	23%
Other annuity benefits	—	(35)	(100%)
Less cost of equity options	287	233	23%
Related impact on the amortization of DPAC	68	(39)	(274%)
Impact on annuity segment earnings before income taxes	$(44)	$28	(257%)

During the first six months of 2019, the negative impact of significantly lower than anticipated interest rates, partially offset by the positive impact of strong stock market performance, reduced the annuity segments’ earnings before income taxes by
$44 million compared to the $28 million favorable impact of the stock market and interest rates (excluding unlocking) on annuity earnings before income taxes for the first six months of 2018, a change of $72 million (257%). In the first six months of 2018, the impact of higher than expected interest rates and strong stock market performance was partially offset by the negative impact of higher than expected option costs. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.24% in the first six months of 2019 compared to a net expense reduction of 0.17% in the first six months of 2018.

The following table provides analysis of the primary factors impacting the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2018 unlocking charge) on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Six months ended June 30,
	2019	2018	% Change
Change in the stock market, including volatility	$40	$6	567%
Changes in interest rates higher (lower) than expected	(83)	39	(313%)
Other	(1)	(17)	(94%)
Impact on annuity segment earnings before income taxes	$(44)	$28	(257%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities in 2018.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to
FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.25 percentage points to 1.10% in the first six months of 2019 from 1.35% in the first six months of 2018 due primarily to the 0.25 percentage points decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.50 percentage points to 0.86% in the first six months of 2019 from 1.36% in the first six months of 2018 due to a decrease in AFG’s net interest spread and the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of unlocking discussed below under “Annuity Unlocking.”

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the six months ended June 30, 2019 and 2018 (in millions):

	Six months ended June 30,
	2019	2018
Beginning fixed annuity reserves	$36,431	$33,005
Fixed annuity premiums (receipts)	2,733	2,534
Surrenders, benefits and other withdrawals	(1,623)	(1,333)
Interest and other annuity benefit expenses:
Cost of funds	480	408
Embedded derivative mark-to-market	713	19
Change in other benefit reserves	(54)	(10)
Unlocking	—	55
Ending fixed annuity reserves	$38,680	$34,678

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$38,680	$34,678
Impact of unrealized investment gains	192	32
Fixed component of variable annuities	172	176
Annuity benefits accumulated per balance sheet	$39,044	$34,886

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $2.74 billion in the first six months of 2019 compared to $2.55 billion in the first six months of 2018, an increase of $197 million (8%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Six months ended June 30,
	2019	2018	% Change
Financial institutions single premium annuities — indexed	$853	$861	(1%)
Financial institutions single premium annuities — fixed	657	236	178%
Retail single premium annuities — indexed	575	672	(14%)
Retail single premium annuities — fixed	65	43	51%
Broker dealer single premium annuities — indexed	416	614	(32%)
Broker dealer single premium annuities — fixed	14	7	100%
Pension risk transfer	60	1	5,900%
Education market — fixed and indexed annuities	93	100	(7%)
Total fixed annuity premiums	2,733	2,534	8%
Variable annuities	11	13	(15%)
Total annuity premiums	$2,744	$2,547	8%

Management attributes the 8% increase in annuity premiums in the first six months of 2019 compared to the first six months of 2018 to the introduction of new products and efforts to expand in the retail and broker dealer markets. In response to the continued drop in market interest rates during 2019, AFG recently lowered crediting rates on several products, which has begun to slow annuity sales compared to 2018 levels.

Annuity Unlocking
In the second quarter of 2018, AFG recorded a $27 million net charge related to its annuity business as a result of unlocking certain actuarial assumptions underlying its annuity operations, which impacted AFG’s financial statements as follows (in millions):

	Six months ended June 30,
	2019	2018
Policy charges and other miscellaneous income:
Unearned revenue	$—	$(1)
Total revenues	—	(1)
Annuity benefits:
Fixed-indexed annuities embedded derivative	—	44
Sales inducements	—	(1)
Other reserves	—	11
Total annuity benefits	—	54
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	—	(28)
Total costs and expenses	—	26
Net charge	$—	$(27)

See “Annuity Unlocking” under “Annuity Segment — Results of Operations” for the quarters ended June 30, 2019 and 2018 for a discussion of the charge from the unlocking of actuarial assumptions in the second quarter of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended June 30, 2019 and 2018 (in millions):

	Six months ended June 30,
	2019	2018
Earnings on fixed annuity benefits accumulated	$162	$229
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(4)	(7)
Variable annuity earnings	3	2
Earnings before income taxes	$161	$224

(*)
Net investment income (as a % of investments) of 4.71% and 4.79% for the six months ended June 30, 2019 and 2018, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net pretax loss outside of its property and casualty insurance and annuity operations (excluding realized gains and losses) totaled $85 million in the first six months of 2019 compared to $90 million in the first six months of 2018, a decrease of $5 million (6%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance and annuity operations for the six months ended June 30, 2019 and 2018 (dollars in millions):

	Six months ended June 30,
	2019	2018	% Change
Revenues:
Life, accident and health net earned premiums	$11	$12	(8%)
Net investment income	24	11	118%
Other income — P&C fees	35	32	9%
Other income	14	11	27%
Total revenues	84	66	27%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	13	10	30%
Life, accident and health benefits	17	22	(23%)
Life, accident and health acquisition expenses	2	2	—%
Other expense — expenses associated with P&C fees	22	22	—%
Other expenses	82	69	19%
Costs and expenses, excluding interest charges on borrowed money	136	125	9%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(52)	(59)	(12%)
Interest charges on borrowed money	33	31	6%
Loss before income taxes, excluding realized gains and losses	$(85)	$(90)	(6%)

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $11 million and related benefits and acquisition expenses of $19 million in the first six months of 2019 compared to net earned premiums of $12 million and related benefits and acquisition expenses of $24 million in the first six months of 2018. The $5 million (23%) decrease in life, accident and health benefits reflects lower claims in the run-off life insurance business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $24 million in the first six months of 2019 compared to $11 million in the first six months of 2018, an increase of $13 million (118%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $9 million in the first six months of 2019 compared to a decrease in value by $2 million in the first six months of 2018.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2019, AFG collected $35 million in fees for these services compared to $32 million in the first six months of 2018. Management views this fee income, net of the $22 million in both the first six months of 2019 and the first six months of 2018, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. The increase in fee income for the first six months of 2019 compared to the first six months of 2018 is due primarily to higher fee income at Neon. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $7 million and $8 million in the first six months of 2019 and 2018, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $7 million in the first six months of 2019 compared to $3 million the first six months of 2018.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $82 million in the first six months of 2019 compared to $69 million the first six months of 2018, an increase of $13 million (19%). This increase reflects a $3 million charitable donation in the first six months of 2019 and higher holding company expenses related to employee benefit plans that are tied to stock market performance in the first six months of 2019 compared to the first six months of 2018, partially offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations in the first six months of 2018.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $33 million in the first six months of 2019 compared to $31 million in the first six months of 2018, an increase of $2 million (6%).

The increase in interest expense for the first six months of 2019 as compared to the first six months of 2018 reflects the issuance of $125 million of 5.875% Subordinated Debentures on March 18, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net gains of $240 million in the first six months of 2019 compared to a net loss of $62 million in the first six months of 2018, a change of $302 million (487%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2019	2018
Realized gains (losses) before impairments:
Disposals	$5	$9
Change in the fair value of equity securities (*)	226	(72)
Change in the fair value of derivatives	12	(6)
Adjustments to annuity deferred policy acquisition costs and related items	1	8
	244	(61)
Impairment charges:
Securities	(6)	(1)
Adjustments to annuity deferred policy acquisition costs and related items	2	—
	(4)	(1)
Realized gains (losses) on securities	$240	$(62)

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. These amounts include a $193 million net gain on securities that were still held at June 30, 2019 and a $71 million net loss on securities that were still held at June 30, 2018.

The $226 million net realized gain from the change in the fair value of equity securities in the first six months of 2019 includes gains of $70 million on investments in banks and financing companies, $35 million from investments in media companies, $23 million on investments in asset management companies and $17 million on insurance companies. The $72 million net realized loss from the change in fair value of equity securities in the first six months of 2018 includes losses of $15 million on investments in real estate investment trusts, $31 million on investments in banks and financing companies and $15 million on investments in media companies.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $137 million for the first six months of 2019 compared to $85 million for the first six months of 2018, an increase of $52 million (61%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $4 million for the first six months of 2019 compared to $6 million for the first six months of 2018. Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Investments” to the financial statements for a discussion of accounting guidance adopted on January 1, 2018, which, among other things, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net earnings.

See Note A — “Accounting Policies — Leases” and Note K — “Leases” to the financial statements for a discussion of accounting guidance adopted on January 1, 2019, which requires entities that lease assets for terms longer than one year to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of cash flows.

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

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the assumptions used to measure the liability for future policy benefits for traditional and limited pay contracts (e.g. life, accident and health benefits) from being locked in at inception to being updated at least annually and standardizes the liability discount rate to be used and updated each reporting period, requires the measurement of market risk benefits associated with deposit contracts (e.g. annuities) to be recorded at fair value, simplifies the amortization of deferred policy acquisition costs to a constant level basis over the expected life of the related contracts and requires enhanced disclosures. AFG will be required to adopt this guidance effective January 1, 2021. In July 2019, the FASB voted to expose a proposal to delay the effective date for public companies by one year. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2019, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2018 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems such as the new investment accounting software system implemented in the second quarter of 2019. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first six months of 2019. As of June 30, 2019, there were 5,000,000 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019.

AFG acquired 43,470 shares of its Common Stock (at an average of $99.11 per share) in the first quarter of 2019, 6 shares (at $96.64 per share) in April 2019, 3,190 shares (at an average of $97.99 per share) in May 2019 and 323 shares (at an average of $102.99 per share) in June 2019 in connection with its stock incentive plans.

ITEM 6
Exhibits

Number	Exhibit Description
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

August 8, 2019	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer