Form 10-Q
period 2019-09-30
AMERICAN FINANCIAL GROUP INC
filed 2019-11-05
CIK 1042046

_____________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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
As of November 1, 2019, there were 90,176,219 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
______________________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM I — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$2,693	$1,515
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $43,334 and $41,837)	45,503	41,997
Fixed maturities, trading at fair value	108	105
Equity securities, at fair value	2,004	1,814
Investments accounted for using the equity method	1,535	1,374
Mortgage loans	1,174	1,068
Policy loans	166	174
Equity index call options	750	184
Real estate and other investments	274	267
Total cash and investments	54,207	48,498
Recoverables from reinsurers	3,261	3,349
Prepaid reinsurance premiums	781	610
Agents’ balances and premiums receivable	1,403	1,234
Deferred policy acquisition costs	964	1,682
Assets of managed investment entities	4,702	4,700
Other receivables	1,187	1,090
Variable annuity assets (separate accounts)	601	557
Other assets	1,754	1,529
Goodwill	207	207
Total assets	$69,067	$63,456

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$9,847	$9,741
Unearned premiums	2,986	2,595
Annuity benefits accumulated	39,651	36,616
Life, accident and health reserves	613	635
Payable to reinsurers	867	752
Liabilities of managed investment entities	4,523	4,512
Long-term debt	1,423	1,302
Variable annuity liabilities (separate accounts)	601	557
Other liabilities	2,235	1,774
Total liabilities	62,746	58,484

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 90,127,423 and 89,291,724 shares outstanding	90	89
Capital surplus	1,292	1,245
Retained earnings	4,022	3,588
Accumulated other comprehensive income, net of tax	917	48
Total shareholders’ equity	6,321	4,970
Noncontrolling interests	—	2
Total equity	6,321	4,972
Total liabilities and equity	$69,067	$63,456

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Property and casualty insurance net earned premiums	$1,442	$1,327	$3,815	$3,595
Life, accident and health net earned premiums	6	6	17	18
Net investment income	588	527	1,710	1,552
Realized gains (losses) on securities (*)	(18)	34	222	(28)
Income (loss) of managed investment entities:
Investment income	67	65	206	187
Gain (loss) on change in fair value of assets/liabilities	(14)	(5)	(16)	(10)
Other income	52	54	153	146
Total revenues	2,123	2,008	6,107	5,460

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	944	872	2,359	2,206
Commissions and other underwriting expenses	450	424	1,275	1,205
Annuity benefits	250	222	900	664
Life, accident and health benefits	9	10	26	32
Annuity and supplemental insurance acquisition expenses	120	71	181	203
Interest charges on borrowed money	17	15	50	46
Expenses of managed investment entities	54	52	168	154
Other expenses	102	98	299	272
Total costs and expenses	1,946	1,764	5,258	4,782
Earnings before income taxes	177	244	849	678
Provision for income taxes	34	41	171	126
Net earnings, including noncontrolling interests	143	203	678	552
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	(1)	(8)	(7)
Net Earnings Attributable to Shareholders	$147	$204	$686	$559

Earnings Attributable to Shareholders per Common Share:
Basic	$1.64	$2.30	$7.65	$6.29
Diluted	$1.62	$2.26	$7.55	$6.17
Average number of Common Shares:
Basic	90.0	89.1	89.7	88.9
Diluted	91.1	90.7	90.9	90.6
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$(9)	$36	$235	$(25)

Losses on securities with impairment	(9)	(2)	(13)	(3)
Non-credit portion recognized in other comprehensive income (loss)	—	—	—	—
Impairment charges recognized in earnings	(9)	(2)	(13)	(3)
Total realized gains (losses) on securities	$(18)	$34	$222	$(28)

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net earnings, including noncontrolling interests	$143	$203	$678	$552
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	107	(96)	847	(523)
Reclassification adjustment for realized (gains) losses included in net earnings	1	(2)	(10)	(3)
Total net unrealized gains (losses) on securities	108	(98)	837	(526)
Net unrealized gains (losses) on cash flow hedges	7	(5)	36	(19)
Foreign currency translation adjustments	(7)	—	(3)	(3)
Pension and other postretirement plans adjustments	1	—	1	—
Other comprehensive income (loss), net of tax	109	(103)	871	(548)
Total comprehensive income, net of tax	252	100	1,549	4
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	(1)	(6)	(7)
Comprehensive income attributable to shareholders	$255	$101	$1,555	$11

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at June 30, 2019	89,917,601	$1,367	$3,914	$809	$6,090	$—	$6,090	$—
Net earnings (losses)	—	—	147	—	147	—	147	(4)
Other comprehensive income (loss)	—	—	—	108	108	—	108	1
Dividends ($0.40 per share)	—	—	(36)	—	(36)	—	(36)	—
Shares issued:
Exercise of stock options	191,227	8	—	—	8	—	8	—
Restricted stock awards	70	—	—	—	—	—	—	—
Other benefit plans	17,345	2	—	—	2	—	2	—
Dividend reinvestment plan	1,570	—	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	5	—	5	—
Shares exchanged — benefit plans	(80)	—	—	—	—	—	—	—
Forfeitures of restricted stock	(310)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	—	(3)	3
Balance at September 30, 2019	90,127,423	$1,382	$4,022	$917	$6,321	$—	$6,321	$—

Balance at June 30, 2018	89,072,114	$1,309	$3,628	$147	$5,084	$—	$5,084	$—
Net earnings (losses)	—	—	204	—	204	—	204	(1)
Other comprehensive loss	—	—	—	(103)	(103)	—	(103)	—
Dividends ($0.35 per share)	—	—	(31)	—	(31)	—	(31)	—
Shares issued:
Exercise of stock options	103,638	4	—	—	4	—	4	—
Restricted stock awards	—	—	—	—	—	—	—	—
Other benefit plans	12,553	2	—	—	2	—	2	—
Dividend reinvestment plan	3,066	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares exchanged — benefit plans	(2,210)	(1)	—	—	(1)	—	(1)	—
Forfeitures of restricted stock	(453)	—	—	—	—	—	—	—
Other	—	—	(1)	—	(1)	—	(1)	1
Balance at September 30, 2018	89,188,708	$1,320	$3,800	$44	$5,164	$—	$5,164	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Noncon- trolling Interests	Total Equity	Noncon- trolling Interests
Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (losses)	—	—	686	—	686	—	686	(8)
Other comprehensive income	—	—	—	869	869	—	869	2
Dividends ($2.70 per share)	—	—	(242)	—	(242)	—	(242)	—
Shares issued:
Exercise of stock options	591,233	25	—	—	25	—	25	—
Restricted stock awards	232,635	—	—	—	—	—	—	—
Other benefit plans	58,488	6	—	—	6	—	6	—
Dividend reinvestment plan	11,059	1	—	—	1	—	1	—
Stock-based compensation expense	—	17	—	—	17	—	17	—
Shares exchanged — benefit plans	(47,069)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(10,647)	—	—	—	—	—	—	—
Other	—	—	(6)	—	(6)	(2)	(8)	6
Balance at September 30, 2019	90,127,423	$1,382	$4,022	$917	$6,321	$—	$6,321	$—

Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	559	—	559	(1)	558	(6)
Other comprehensive loss	—	—	—	(548)	(548)	—	(548)	—
Dividends ($2.55 per share)	—	—	(227)	—	(227)	—	(227)	—
Shares issued:
Exercise of stock options	635,364	23	—	—	23	—	23	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	86,229	10	—	—	10	—	10	—
Dividend reinvestment plan	21,072	2	—	—	2	—	2	—
Stock-based compensation expense	—	17	—	—	17	—	17	—
Shares exchanged — benefit plans	(26,520)	(1)	(2)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(3,522)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	—	(3)	3
Balance at September 30, 2018	89,188,708	$1,320	$3,800	$44	$5,164	$—	$5,164	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2019	2018
Operating Activities:
Net earnings, including noncontrolling interests	$678	$552
Adjustments:
Depreciation and amortization	195	163
Annuity benefits	900	664
Realized (gains) losses on investing activities	(223)	28
Net (purchases) sales of trading securities	(2)	116
Deferred annuity and life policy acquisition costs	(163)	(192)
Change in:
Reinsurance and other receivables	(330)	(868)
Other assets	(281)	(257)
Insurance claims and reserves	475	507
Payable to reinsurers	115	189
Other liabilities	417	346
Managed investment entities’ assets/liabilities	(2)	104
Other operating activities, net	(88)	(75)
Net cash provided by operating activities	1,691	1,277

Investing Activities:
Purchases of:
Fixed maturities	(5,533)	(6,700)
Equity securities	(161)	(342)
Mortgage loans	(181)	(112)
Equity index options and other investments	(658)	(695)
Real estate, property and equipment	(33)	(60)
Proceeds from:
Maturities and redemptions of fixed maturities	3,411	3,516
Repayments of mortgage loans	76	87
Sales of fixed maturities	569	275
Sales of equity securities	223	150
Sales and settlements of equity index options and other investments	486	688
Sales of real estate, property and equipment	3	3
Managed investment entities:
Purchases of investments	(1,062)	(1,674)
Proceeds from sales and redemptions of investments	1,081	1,485
Other investing activities, net	1	4
Net cash used in investing activities	(1,778)	(3,375)

Financing Activities:
Annuity receipts	3,821	3,925
Annuity surrenders, benefits and withdrawals	(2,502)	(2,101)
Net transfers from variable annuity assets	45	35
Additional long-term borrowings	121	—
Issuances of managed investment entities’ liabilities	—	1,572
Retirements of managed investment entities’ liabilities	(8)	(1,463)
Issuances of Common Stock	29	26
Cash dividends paid on Common Stock	(241)	(225)
Net cash provided by financing activities	1,265	1,769
Net Change in Cash and Cash Equivalents	1,178	(329)
Cash and cash equivalents at beginning of period	1,515	2,338
Cash and cash equivalents at end of period	$2,693	$2,009

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisition of Business	J.	Long-Term Debt
C.	Segments of Operations	K.	Leases
D.	Fair Value Measurements	L.	Shareholders’ Equity
E.	Investments	M.	Income Taxes
F.	Derivatives	N.	Contingencies
G.	Deferred Policy Acquisition Costs	O.	Insurance
H.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2019, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first nine months of 2019.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter 2019 and 2018 — 1.1 million and 1.6 million; first nine months of 2019 and 2018 — 1.2 million and 1.7 million, respectively.

There were no anti-dilutive potential common shares in the third quarter or first nine months of 2019 or 2018.

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

C.    Segments of Operations

AFG manages its business as three segments: (i) Property and casualty insurance, (ii) Annuity and (iii) Other, which includes holding company costs, revenues and costs of AFG’s limited insurance operations outside of property and casualty insurance and annuity segments, and operations attributable to the noncontrolling interests of the managed investment entities.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$583	$526	$1,323	$1,250
Specialty casualty	658	616	1,921	1,790
Specialty financial	161	149	458	457
Other specialty	40	36	113	98
Total premiums earned	1,442	1,327	3,815	3,595
Net investment income	124	108	352	323
Other income	5	4	10	8
Total property and casualty insurance	1,571	1,439	4,177	3,926
Annuity:
Net investment income	448	413	1,334	1,219
Other income	28	27	82	80
Total annuity	476	440	1,416	1,299
Other	94	95	292	263
Total revenues before realized gains (losses)	2,141	1,974	5,885	5,488
Realized gains (losses) on securities	(18)	34	222	(28)
Total revenues	$2,123	$2,008	$6,107	$5,460

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$38	$—	$81	$56
Specialty casualty	23	49	106	119
Specialty financial	26	9	60	46
Other specialty	1	(3)	(11)	(1)
Other lines (a)	(34)	(17)	(36)	(19)
Total underwriting	54	38	200	201
Investment and other income, net	118	101	328	300
Total property and casualty insurance	172	139	528	501
Annuity	73	117	234	341
Other (b)	(50)	(46)	(135)	(136)
Total earnings before realized gains (losses) and income taxes	195	210	627	706
Realized gains (losses) on securities	(18)	34	222	(28)
Total earnings before income taxes	$177	$244	$849	$678

(a)	Includes special charges of $18 million in both the third quarter of 2019 and 2018, respectively, to increase asbestos and environmental (“A&E”) reserves.

(b)
Includes holding company interest and expenses, including special charges of $11 million and $9 million in the third quarter of 2019 and 2018, respectively, to increase A&E reserves related to AFG’s former railroad and manufacturing operations.

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

Level 3 — Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable or when the market for a security exhibits significantly less liquidity relative to markets supporting Level 2 fair value measurements. The unobservable inputs may include management’s own assumptions about the assumptions market participants would use based on the best information available at the valuation date. Financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information are classified as Level 3.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$151	$70	$8	$229
States, municipalities and political subdivisions	—	6,862	102	6,964
Foreign government	—	164	—	164
Residential MBS	—	2,406	156	2,562
Commercial MBS	—	911	55	966
Collateralized loan obligations	—	4,257	57	4,314
Other asset-backed securities	—	5,317	414	5,731
Corporate and other	29	22,258	2,286	24,573
Total AFS fixed maturities	180	42,245	3,078	45,503
Trading fixed maturities	2	106	—	108
Equity securities	1,518	66	420	2,004
Equity index call options	—	750	—	750
Assets of managed investment entities (“MIE”)	228	4,456	18	4,702
Variable annuity assets (separate accounts) (*)	—	601	—	601
Other assets — derivatives	—	69	—	69
Total assets accounted for at fair value	$1,928	$48,293	$3,516	$53,737
Liabilities:
Liabilities of managed investment entities	$219	$4,287	$17	$4,523
Derivatives in annuity benefits accumulated	—	—	3,469	3,469
Other liabilities — derivatives	—	6	—	6
Total liabilities accounted for at fair value	$219	$4,293	$3,486	$7,998

December 31, 2018
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$141	$83	$9	$233
States, municipalities and political subdivisions	—	6,880	59	6,939
Foreign government	—	142	—	142
Residential MBS	—	2,547	197	2,744
Commercial MBS	—	864	56	920
Collateralized loan obligations	—	4,162	116	4,278
Other asset-backed securities	—	4,802	731	5,533
Corporate and other	28	19,184	1,996	21,208
Total AFS fixed maturities	169	38,664	3,164	41,997
Trading fixed maturities	9	96	—	105
Equity securities	1,410	68	336	1,814
Equity index call options	—	184	—	184
Assets of managed investment entities	203	4,476	21	4,700
Variable annuity assets (separate accounts) (*)	—	557	—	557
Other assets — derivatives	—	16	—	16
Total assets accounted for at fair value	$1,791	$44,061	$3,521	$49,373
Liabilities:
Liabilities of managed investment entities	$195	$4,297	$20	$4,512
Derivatives in annuity benefits accumulated	—	—	2,720	2,720
Other liabilities — derivatives	—	49	—	49
Total liabilities accounted for at fair value	$195	$4,346	$2,740	$7,281

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the third quarter and first nine months of 2019, there were two preferred stocks with an aggregate fair value of $11 million that transferred from Level 2 to Level 1. During the first nine months of 2019, there was one preferred stock with an aggregate fair value of $6 million that transferred from Level 1 to Level 2. During the third quarter of 2018, there were no transfers between Level 1 and Level 2. During the first nine months of 2018, there were two preferred stocks with an aggregate fair value of $6 million that transferred from Level 1 to Level 2.

Approximately 7% of the total assets carried at fair value at September 30, 2019, were Level 3 assets. Approximately 49% ($1.72 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.48 billion at September 30, 2019. Of this amount, approximately $998 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third-party model. The credit spread applied by management is the significant unobservable input. For this group of approximately 175 securities, the average spread used was 568 basis points over the reference treasury yield and the spreads ranged from 100 basis points to 2,966 basis points (approximately 80% of the spreads were between 400 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. For the remainder of the internally developed prices, any justifiable changes in unobservable inputs used to determine fair value would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.47 billion at September 30, 2019. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.6% over the risk-free rate
Risk margin for uncertainty in cash flows	0.80% reduction in the discount rate
Surrenders	3% – 22% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.7% – 10.6% of indexed account value
Budgeted option costs	2.3% – 3.3% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk is based on the Moody’s corporate A2 bond index and reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed and variable-indexed annuity products with an expected range of 7% to 10% in the majority of future calendar years (3% to 22% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed and variable-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2019 and 2018 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2019	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2019
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	82	—	2	—	—	18	—	102
Residential MBS	139	1	(1)	—	(4)	22	(1)	156
Commercial MBS	50	1	—	—	—	4	—	55
Collateralized loan obligations	50	(2)	1	8	—	—	—	57
Other asset-backed securities	367	—	1	49	(3)	—	—	414
Corporate and other	2,014	—	20	324	(81)	10	(1)	2,286
Total AFS fixed maturities	2,710	—	23	381	(88)	54	(2)	3,078
Equity securities	377	(7)	—	18	(2)	34	—	420
Assets of MIE	19	(1)	—	—	—	—	—	18
Total Level 3 assets	$3,106	$(8)	$23	$399	$(90)	$88	$(2)	$3,516

Embedded derivatives (a)	$(3,541)	$70	$—	$(63)	$65	$—	$—	$(3,469)
Total Level 3 liabilities (b)	$(3,541)	$70	$—	$(63)	$65	$—	$—	$(3,469)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	61	—	—	—	(1)	—	—	60
Residential MBS	147	(2)	(2)	—	(6)	13	(5)	145
Commercial MBS	56	2	—	(1)	—	—	—	57
Collateralized loan obligations	212	—	(2)	—	—	—	—	210
Other asset-backed securities	792	—	(1)	13	(23)	—	—	781
Corporate and other	1,408	—	(3)	312	(59)	—	(12)	1,646
Total AFS fixed maturities	2,684	—	(8)	324	(89)	13	(17)	2,907
Equity securities	230	(5)	—	81	—	—	(17)	289
Assets of MIE	23	(1)	—	—	—	—	—	22
Total Level 3 assets	$2,937	$(6)	$(8)	$405	$(89)	$13	$(34)	$3,218

Embedded derivatives	$(2,776)	$(223)	$—	$(151)	$45	$—	$—	$(3,105)
Total Level 3 liabilities (b)	$(2,776)	$(223)	$—	$(151)	$45	$—	$—	$(3,105)

(a)
Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects a favorable adjustment related to the unlocking of actuarial assumptions of $181 million in the third quarter of 2019.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2019
AFS fixed maturities:
U.S. government agency	$9	$—	$—	$—	$(1)	$—	$—	$8
State and municipal	59	—	9	—	(2)	36	—	102
Residential MBS	197	10	(6)	—	(14)	24	(55)	156
Commercial MBS	56	3	—	—	(3)	4	(5)	55
Collateralized loan obligations	116	(5)	7	8	—	13	(82)	57
Other asset-backed securities	731	—	6	141	(135)	—	(329)	414
Corporate and other	1,996	2	71	985	(330)	12	(450)	2,286
Total AFS fixed maturities	3,164	10	87	1,134	(485)	89	(921)	3,078
Equity securities	336	(7)	—	38	(3)	56	—	420
Assets of MIE	21	(3)	—	—	—	—	—	18
Total Level 3 assets	$3,521	$—	$87	$1,172	$(488)	$145	$(921)	$3,516

Embedded derivatives (a)	$(2,720)	$(643)	$—	$(276)	$170	$—	$—	$(3,469)
Total Level 3 liabilities (b)	$(2,720)	$(643)	$—	$(276)	$170	$—	$—	$(3,469)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	148	—	(2)	—	(2)	—	(84)	60
Residential MBS	122	(9)	(2)	—	(17)	70	(19)	145
Commercial MBS	36	1	—	20	—	—	—	57
Collateralized loan obligations	180	(2)	(3)	35	—	—	—	210
Other asset-backed securities	564	—	(3)	318	(80)	—	(18)	781
Corporate and other	1,044	2	(21)	784	(138)	—	(25)	1,646
Total AFS fixed maturities	2,102	(8)	(31)	1,157	(237)	70	(146)	2,907
Equity securities	165	9	—	106	(4)	30	(17)	289
Assets of MIE	23	(6)	—	5	—	—	—	22
Total Level 3 assets	$2,290	$(5)	$(31)	$1,268	$(241)	$100	$(163)	$3,218

Embedded derivatives (a)	$(2,542)	$(286)	$—	$(395)	$118	$—	$—	$(3,105)
Total Level 3 liabilities (b)	$(2,542)	$(286)	$—	$(395)	$118	$—	$—	$(3,105)

(a)
Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects a favorable adjustment related to the unlocking of actuarial assumptions of $181 million in the first nine months of 2019 compared to a loss of $44 million in the first nine months of 2018.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
September 30, 2019
Financial assets:
Cash and cash equivalents	$2,693	$2,693	$2,693	$—	$—
Mortgage loans	1,174	1,195	—	—	1,195
Policy loans	166	166	—	—	166
Total financial assets not accounted for at fair value	$4,033	$4,054	$2,693	$—	$1,361
Financial liabilities:
Annuity benefits accumulated (*)	$39,401	$39,468	$—	$—	$39,468
Long-term debt	1,423	1,521	—	1,518	3
Total financial liabilities not accounted for at fair value	$40,824	$40,989	$—	$1,518	$39,471

December 31, 2018
Financial assets:
Cash and cash equivalents	$1,515	$1,515	$1,515	$—	$—
Mortgage loans	1,068	1,056	—	—	1,056
Policy loans	174	174	—	—	174
Total financial assets not accounted for at fair value	$2,757	$2,745	$1,515	$—	$1,230
Financial liabilities:
Annuity benefits accumulated (*)	$36,384	$34,765	$—	$—	$34,765
Long-term debt	1,302	1,231	—	1,228	3
Total financial liabilities not accounted for at fair value	$37,686	$35,996	$—	$1,228	$34,768

(*)	Excludes $250 million and $232 million of life contingent annuities in the payout phase at September 30, 2019 and December 31, 2018, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities at September 30, 2019 and December 31, 2018, consisted of the following (in millions):

	September 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$225	$5	$(1)	$4	$229	$235	$1	$(3)	$(2)	$233
States, municipalities and political subdivisions	6,519	446	(1)	445	6,964	6,825	169	(55)	114	6,939
Foreign government	160	4	—	4	164	140	2	—	2	142
Residential MBS	2,274	292	(4)	288	2,562	2,476	277	(9)	268	2,744
Commercial MBS	928	38	—	38	966	905	17	(2)	15	920
Collateralized loan obligations	4,319	13	(18)	(5)	4,314	4,350	1	(73)	(72)	4,278
Other asset-backed securities	5,540	201	(10)	191	5,731	5,431	129	(27)	102	5,533
Corporate and other	23,369	1,234	(30)	1,204	24,573	21,475	167	(434)	(267)	21,208
Total fixed maturities	$43,334	$2,233	$(64)	$2,169	$45,503	$41,837	$763	$(603)	$160	$41,997

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2019 and December 31, 2018 were $124 million and $140 million, respectively. Gross unrealized gains on such securities at September 30, 2019 and December 31, 2018 were $114 million and $119 million, respectively. Gross unrealized losses on such securities at September 30, 2019 and December 31, 2018 were $3 million and $4 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019			December 31, 2018
			Fair Value over (under) Cost			Fair Value over (under) Cost
	Actual Cost			Actual Cost
		Fair Value			Fair Value
Common stocks	$1,166	$1,261	$95	$1,241	$1,148	$(93)
Perpetual preferred stocks	732	743	11	705	666	(39)
Total equity securities carried at fair value	$1,898	$2,004	$106	$1,946	$1,814	$(132)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$—	—%	$(1)	$49	98%
States, municipalities and political subdivisions	—	54	100%	(1)	74	99%
Foreign government	—	47	100%	—	—	—%
Residential MBS	(3)	144	98%	(1)	69	99%
Commercial MBS	—	13	100%	—	—	—%
Collateralized loan obligations	(6)	1,063	99%	(12)	1,255	99%
Other asset-backed securities	(4)	518	99%	(6)	83	93%
Corporate and other	(16)	1,118	99%	(14)	370	96%
Total fixed maturities	$(29)	$2,957	99%	$(35)	$1,900	98%

December 31, 2018
Fixed maturities:
U.S. Government and government agencies	$—	$41	100%	$(3)	$120	98%
States, municipalities and political subdivisions	(23)	1,497	98%	(32)	902	97%
Foreign government	—	18	100%	—	4	100%
Residential MBS	(4)	279	99%	(5)	139	97%
Commercial MBS	(1)	147	99%	(1)	30	97%
Collateralized loan obligations	(61)	3,540	98%	(12)	197	94%
Asset-backed securities	(16)	1,866	99%	(11)	432	98%
Corporate and other	(306)	10,378	97%	(128)	2,078	94%
Total fixed maturities	$(411)	$17,766	98%	$(192)	$3,902	95%

At September 30, 2019, the gross unrealized losses on fixed maturities of $64 million relate to 602 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 63% of the gross unrealized loss and 88% of the fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first nine months of 2019 and 2018, AFG recorded less than $1 million and $1 million, respectively, in other-than-temporary impairment charges related to its residential MBS.

In the first nine months of 2019, AFG recorded $15 million in other-than-temporary impairment charges on third-party collateralized loan obligations.

In the first nine months of 2019 and 2018, AFG recorded $4 million and $2 million, respectively, in other-than-temporary impairment charges related to corporate bonds.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2019	2018
Balance at June 30	$140	$144
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions due to sales or redemptions	(3)	(1)
Balance at September 30	$137	$143

Balance at January 1	$142	$145
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	1
Reductions due to sales or redemptions	(5)	(3)
Balance at September 30	$137	$143

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2019 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$2,223	$2,249	5%
After one year through five years	10,338	10,742	24%
After five years through ten years	13,997	14,927	33%
After ten years	3,715	4,012	8%
	30,273	31,930	70%
Collateralized loan obligations and other ABS (average life of approximately 4.5 years)	9,859	10,045	22%
MBS (average life of approximately 4.5 years)	3,202	3,528	8%
Total	$43,334	$45,503	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2019 or December 31, 2018.

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

	Pretax	Deferred Tax	Net
September 30, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,777	$(373)	$1,404
Fixed maturities — all other	392	(83)	309
Total fixed maturities	2,169	(456)	1,713
Deferred policy acquisition costs — annuity segment	(760)	160	(600)
Annuity benefits accumulated	(259)	54	(205)
Unearned revenue	15	(3)	12
Total net unrealized gain on marketable securities	$1,165	$(245)	$920

December 31, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$101	$(21)	$80
Fixed maturities — all other	59	(13)	46
Total fixed maturities	160	(34)	126
Deferred policy acquisition costs — annuity segment	(42)	9	(33)
Annuity benefits accumulated	(14)	3	(11)
Unearned revenue	1	—	1
Total net unrealized gain on marketable securities	$105	$(22)	$83

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment income:
Fixed maturities	$475	$440	$1,422	$1,283
Equity securities:
Dividends	22	19	66	59
Change in fair value (*)	17	2	35	16
Equity in earnings of partnerships and similar investments	43	41	109	128
Other	36	31	95	82
Gross investment income	593	533	1,727	1,568
Investment expenses	(5)	(6)	(17)	(16)
Net investment income	$588	$527	$1,710	$1,552

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended September 30, 2019				Three months ended September 30, 2018
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$9	$(14)	$(5)	$367	$—	$(2)	$(2)	$(213)
Equity securities	(16)	—	(16)	—	33	—	33	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Other (*)	(2)	5	3	(230)	3	—	3	89
Total pretax	(9)	(9)	(18)	137	36	(2)	34	(124)
Tax effects	2	2	4	(29)	(8)	1	(7)	26
Net of tax	$(7)	$(7)	$(14)	$108	$28	$(1)	$27	$(98)

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$23	$(20)	$3	$2,009	$3	$(3)	$—	$(1,150)
Equity securities	210	—	210	—	(39)	—	(39)	—
Mortgage loans and other investments	3	—	3	—	—	—	—	—
Other (*)	(1)	7	6	(949)	11	—	11	484
Total pretax	235	(13)	222	1,060	(25)	(3)	(28)	(666)
Tax effects	(49)	3	(46)	(223)	5	1	6	140
Net of tax	$186	$(10)	$176	$837	$(20)	$(2)	$(22)	$(526)

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first nine months of 2019 and 2018 on securities that were still owned at September 30, 2019 and September 30, 2018 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Included in realized gains (losses)	$(24)	$25	$146	$(51)
Included in net investment income	17	2	34	16
	$(7)	$27	$180	$(35)

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2019	2018
Gross gains	$20	$19
Gross losses	(12)	(8)

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2019		December 31, 2018
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$118	$—	$109	$—
Public company warrants	Equity securities	—	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,469	—	2,720
Equity index call options	Equity index call options	750	—	184	—
Equity index put options	Other liabilities	—	1	—	1
Reinsurance contracts (embedded derivative)	Other liabilities	—	4	—	2
		$868	$3,474	$293	$2,723

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($472 million at September 30, 2019 and $103 million at December 31, 2018) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of fair value of the embedded derivative that management believes can be inconsistent with the long-term economics of these products.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the third quarter and first nine months of 2019 and 2018 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2019	2018	2019	2018
MBS with embedded derivatives	Realized gains (losses) on securities	$3	$(3)	$15	$(8)
Public company warrants	Realized gains (losses) on securities	(1)	1	(1)	—
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	70	(223)	(643)	(286)
Equity index call options	Annuity benefits	30	219	544	271
Equity index put options	Annuity benefits	—	—	1	—
Reinsurance contract (embedded derivative)	Net investment income	—	—	(2)	2
		$102	$(6)	$(86)	$(21)

(*)
The change in fair value of the embedded derivative includes a favorable adjustment related to the unlocking of actuarial assumptions of $181 million in the third quarter of 2019 and a loss of $44 million in the second quarter of 2018.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of September 30, 2019, AFG has fourteen active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between April 2020 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $2.11 billion at September 30, 2019 compared to $2.35 billion at December 31, 2018, reflecting the scheduled amortization discussed above, the termination of a swap with a notional amount of $138 million (on the settlement date) in the second quarter of 2019 and the expiration of a swap with a notional amount of $78 million (on the expiration date) in the third quarter of 2019. The fair value of the interest rate swaps in an asset position and included in other assets was $69 million at September 30, 2019 and $16 million at December 31, 2018. The fair value of the interest rate swaps in a liability position and included in other liabilities was less than $1 million at September 30, 2019 and $46 million at December 31, 2018. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were losses of less than $1 million in the third quarter of 2019 and $1 million in the third quarter of 2018 and losses of $1 million and $2 million for the first nine months of 2019 and 2018, respectively. A collateral receivable supporting these swaps of $19 million at September 30, 2019 and $135 million at December 31, 2018 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at June 30, 2019	$330	$1,373	$81	$38	$1,492	$(619)	$873	$1,203
Additions	188	43	1	—	44	—	44	232
Amortization:
Periodic amortization	(194)	(29)	(3)	(1)	(33)	—	(33)	(227)
Annuity unlocking	—	(76)	(1)	—	(77)	—	(77)	(77)
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(169)	(169)	(169)
Balance at September 30, 2019	$323	$1,314	$78	$37	$1,429	$(788)	$641	$964

Balance at June 30, 2018	$298	$1,243	$94	$45	$1,382	$(98)	$1,284	$1,582
Additions	181	65	1	—	66	—	66	247
Amortization:
Periodic amortization	(171)	(58)	(5)	(2)	(65)	—	(65)	(236)
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	73	73	73
Balance at September 30, 2018	$308	$1,253	$90	$43	$1,386	$(25)	$1,361	$1,669

Balance at December 31, 2018	$299	$1,285	$86	$42	$1,413	$(30)	$1,383	$1,682
Additions	569	163	2	—	165	—	165	734
Amortization:
Periodic amortization	(544)	(63)	(10)	(5)	(78)	—	(78)	(622)
Annuity unlocking	—	(76)	(1)	—	(77)	—	(77)	(77)
Included in realized gains	—	5	1	—	6	—	6	6
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(758)	(758)	(758)
Balance at September 30, 2019	$323	$1,314	$78	$37	$1,429	$(788)	$641	$964

Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216
Additions	524	192	2	—	194	—	194	718
Amortization:
Periodic amortization	(485)	(193)	(15)	(6)	(214)	—	(214)	(699)
Annuity unlocking	—	28	1	—	29	—	29	29
Included in realized gains	—	9	—	—	9	—	9	9
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	397	397	397
Balance at September 30, 2018	$308	$1,253	$90	$43	$1,386	$(25)	$1,361	$1,669

(*)	Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $153 million and $148 million of accumulated amortization at September 30, 2019 and December 31, 2018, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 60.9% of the most subordinate debt tranche of eleven active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2018, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $179 million (including $116 million invested in the most subordinate tranches) at September 30, 2019, and $188 million at December 31, 2018.

In March 2018, AFG formed a new CLO, which issued $463 million face amount of liabilities (including $31 million face amount purchased by subsidiaries of AFG). During the first nine months of 2019 and 2018, AFG subsidiaries received less than $1 million and $45 million, respectively, in sale and redemption proceeds from its CLO investments. During the first nine months of 2018, one AFG CLO was substantially liquidated, as permitted by the CLO indenture.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment in CLO tranches at end of period	$179	$191	$179	$191
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(18)	20	69	5
Liabilities	4	(25)	(85)	(15)
Management fees paid to AFG	4	4	11	12
CLO earnings (losses) attributable to AFG shareholders (b)	(5)	4	11	11

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $165 million and $232 million at September 30, 2019 and December 31, 2018, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $154 million and $241 million at those dates. The CLO assets include loans with an aggregate fair value of $8 million at September 30, 2019, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $21 million; none at December 31, 2018).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a carrying value of $4.31 billion at September 30, 2019 and $4.28 billion at December 31, 2018.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $207 million during the first nine months of 2019. Included in other assets in AFG’s Balance Sheet is $45 million at September 30, 2019 and $54 million at December 31, 2018 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $48 million and $39 million, respectively. Amortization of intangibles was $3 million in both the third quarters of 2019 and 2018 and $9 million and $7 million in the first nine months of 2019 and 2018, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2019			December 31, 2018
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(4)	421	425	(4)	421
Other	3	—	3	3	—	3
	1,018	(6)	1,012	1,018	(6)	1,012

Direct Subordinated Obligations of AFG:
6-1/4% Subordinated Debentures due September 2054	150	(5)	145	150	(5)	145
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
5.875% Subordinated Debentures due March 2059	125	(4)	121	—	—	—
	425	(14)	411	300	(10)	290
	$1,443	$(20)	$1,423	$1,318	$(16)	$1,302

AFG has no scheduled principal payments on its long-term debt for the balance of 2019 or in the subsequent five years.

In March 2019, AFG issued $125 million in 5.875% Subordinated Debentures due in 2059.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2019 or December 31, 2018.

K.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance leases at September 30, 2019 or January 1, 2019.

At September 30, 2019, AFG’s $162 million operating lease right-of-use asset (presented net of $22 million in deferred rent and lease incentives) and $184 million operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table details AFG’s lease activity for the quarter and nine months ended September 30, 2019 (in millions):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Lease expense:
Operating leases	$12	$34
Short-term leases	—	1
Total lease expense	$12	$35

Other operating lease information for the nine months ended September 30, 2019 (in millions):

Cash paid for lease liabilities reported in operating cash flows	$37
Right-of-use assets obtained under new leases	15

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at September 30, 2019 (in millions):

Operating lease payments:
Remainder of 2019	$12
2020	45
2021	40
2022	31
2023	26
Thereafter	54
Total lease payments	208
Impact of discounting	(24)
Operating lease liability	$184

Weighted-average remaining lease term	5.6 years
Weighted-average discount rate	4.1%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Quarter ended September 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$136	$(29)	$107	$—	$107
Reclassification adjustment for realized (gains) losses included in net earnings (a)		1	—	1	—	1
Total net unrealized gains on securities (b)	$812	137	(29)	108	—	108	$—	$920
Net unrealized gains on cash flow hedges	18	9	(2)	7	—	7	—	25
Foreign currency translation adjustments	(13)	(6)	(1)	(7)	(1)	(8)	—	(21)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$809	$141	$(32)	$109	$(1)	$108	$—	$917

Quarter ended September 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(122)	$26	$(96)	$—	$(96)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(2)	—	(2)	—	(2)
Total net unrealized gains (losses) on securities (b)	$191	(124)	26	(98)	—	(98)	$—	$93
Net unrealized losses on cash flow hedges	(27)	(6)	1	(5)	—	(5)	—	(32)
Foreign currency translation adjustments	(9)	—	—	—	—	—	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$147	$(130)	$27	$(103)	$—	$(103)	$—	$44

Nine months ended September 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$1,073	$(226)	$847	$—	$847
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(13)	3	(10)	—	(10)
Total net unrealized gains on securities (b)	$83	1,060	(223)	837	—	837	$—	$920
Net unrealized gains (losses) on cash flow hedges	(11)	46	(10)	36	—	36	—	25
Foreign currency translation adjustments	(16)	(3)	—	(3)	(2)	(5)	—	(21)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$48	$1,104	$(233)	$871	$(2)	$869	$—	$917

Nine months ended September 30, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(662)	$139	$(523)	$—	$(523)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(4)	1	(3)	—	(3)
Total net unrealized gains (losses) on securities (b)	$840	(666)	140	(526)	—	(526)	$(221)	$93
Net unrealized losses on cash flow hedges	(13)	(24)	5	(19)	—	(19)	—	(32)
Foreign currency translation adjustments	(6)	(2)	(1)	(3)	—	(3)	—	(9)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(692)	$144	$(548)	$—	$(548)	$(221)	$44

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

(b)
Includes net unrealized gains of $55 million at September 30, 2019 compared to $59 million at June 30, 2019 and $58 million at December 31, 2018 related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

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

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2019, AFG issued 232,635 shares of restricted Common Stock (fair value of $99.28 per share) under the Stock Incentive Plan. AFG did not grant any stock options in the first nine months of 2019.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million and $6 million in the third quarters of 2019 and 2018, respectively, and $17 million in both the first nine months of 2019 and 2018.

M.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$177		$244		$849		$678

Income taxes at statutory rate	$37	21%	$51	21%	$178	21%	$142	21%
Effect of:
Adjustment to prior year taxes	(3)	(2%)	(9)	(4%)	(3)	—%	(9)	(1%)
Tax exempt interest	(4)	(2%)	(3)	(1%)	(11)	(1%)	(10)	(1%)
Dividends received deduction	(1)	(1%)	(1)	—%	(3)	—%	(3)	—%
Employee Stock Ownership Plan dividends paid deduction	—	—%	(1)	—%	(1)	—%	(2)	—%
Stock-based compensation	(2)	(1%)	—	—%	(6)	(1%)	(7)	(1%)
Nondeductible expenses	2	1%	1	—%	6	1%	5	1%
Change in valuation allowance	4	2%	1	—%	7	1%	3	—%
Foreign operations	—	—%	—	—%	—	—%	3	—%
Other	1	1%	2	1%	4	(1%)	4	—%
Provision for income taxes as shown in the statement of earnings	$34	19%	$41	17%	$171	20%	$126	19%

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

O.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2019 and 2018 (in millions):

	Nine months ended September 30,
	2019	2018
Balance at beginning of year	$9,741	$9,678
Less reinsurance recoverables, net of allowance	2,942	2,957
Net liability at beginning of year	6,799	6,721
Provision for losses and LAE occurring in the current period	2,457	2,337
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	18	18
Other	(116)	(149)
Total losses and LAE incurred	2,359	2,206
Payments for losses and LAE of:
Current year	(731)	(569)
Prior years	(1,408)	(1,313)
Total payments	(2,139)	(1,882)
Reserves of business disposed (*)	—	(319)
Foreign currency translation and other	(5)	(4)
Net liability at end of period	7,014	6,722
Add back reinsurance recoverables, net of allowance	2,833	2,948
Gross unpaid losses and LAE included in the balance sheet at end of period	$9,847	$9,670

(*)	Reflects the reinsurance to close transaction at Neon discussed below.

The net decrease in the provision for claims of prior years during the first nine months of 2019 reflects (i) lower than expected claim frequency and severity in the transportation businesses and lower than expected losses in the crop business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the fidelity business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $18 million special charge to increase asbestos and environmental reserves, (ii) higher than expected claim severity in the excess and surplus lines businesses and higher than expected claim frequency in general liability contractor claims (all within the Specialty casualty sub-segment), and (iii) net adverse reserve development related to business outside the Specialty group that AFG no longer writes.

The net decrease in the provision for claims of prior years during the first nine months of 2018 reflects (i) lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, and to a lesser extent, lower than expected claim severity in the executive liability business (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $18 million special charge to increase asbestos and environmental reserves and (ii) higher than expected claim severity in the Singapore branch and aviation operations (within the Property and transportation sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	38	Results of Operations — Third Quarter	53
Overview	39	Segmented Statement of Earnings	53
Critical Accounting Policies	39	Property and Casualty Insurance	54
Liquidity and Capital Resources	40	Annuity	64
Ratios	40	Holding Company, Other and Unallocated	74
Condensed Consolidated Cash Flows	40	Results of Operations — First Nine Months	77
Parent and Subsidiary Liquidity	41	Segmented Statement of Earnings	77
Investments	42	Property and Casualty Insurance	78
Uncertainties	46	Annuity	87
Managed Investment Entities	46	Holding Company, Other and Unallocated	96
Results of Operations	50	Recent and Pending Accounting Standards	98
General	50

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

Net earnings attributable to AFG’s shareholders for the third quarter and first nine months of 2019 were $147 million ($1.62 per share, diluted) and $686 million ($7.55 per share, diluted), respectively, compared to $204 million ($2.26 per share, diluted) and $559 million ($6.17 per share, diluted) reported in the same periods of 2018, reflecting:

•	lower earnings in the annuity segment,

•	higher underwriting profit in the property and casualty insurance segment in the third quarter of 2019 compared to the third quarter of 2018,

•	higher net investment income in the property and casualty insurance segment,

•	realized losses on securities in the third quarter of 2019 compared to realized gains in the third quarter of 2018, and

•
realized gains on securities in the first nine months of 2019 compared to realized losses on securities in the first nine months of 2018. Both the 2019 and 2018 periods reflect the change in the fair value of equity securities that are required to be carried at fair value through net earnings under new accounting guidance adopted on January 1, 2018.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2018 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

LIQUIDITY AND CAPITAL RESOURCES

Ratios   AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2019	December 31,
		2018	2017
Principal amount of long-term debt	$1,443	$1,318	$1,318
Total capital	6,819	6,218	6,046
Ratio of debt to total capital:
Including subordinated debt	21.2%	21.2%	21.8%
Excluding subordinated debt	14.9%	16.4%	16.8%

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

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.84 for the nine months ended September 30, 2019 and 1.54 for the year ended December 31, 2018. Excluding annuity benefits, this ratio was 12.97 and 7.86, respectively. The ratio excluding annuity benefits is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

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

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$1,691	$1,277
Net cash used in investing activities	(1,778)	(3,375)
Net cash provided by financing activities	1,265	1,769
Net change in cash and cash equivalents	$1,178	$(329)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $2 million during the first nine months of 2019 and increased cash flows from operating activities by $104 million in the first nine months of 2018, accounting for a $106 million decline in cash flows from operating activities in the 2019 period compared to the 2018 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.69 billion in the first nine months of 2019 compared to $1.17 billion in the first nine months of 2018, an increase of $520 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $1.78 billion for the first nine months of 2019 compared to $3.38 billion in the first nine months of 2018, a decrease of $1.60 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $1.36 billion in the first nine months of 2019 and $1.86 billion in the first nine months of 2018, which is the primary source of AFG’s cash used in investing activities. In addition, AFG’s cash on hand increased by $1.18 billion during the first nine months of 2019 as AFG held more cash due to fewer investment opportunities in the first nine months of 2019 compared to a decrease of cash on hand of $329 million during the first nine months of 2018, as AFG invested a large portion of its cash on hand at December 31, 2017. Net investment activity in the managed investment entities was a $19 million source of cash in the first nine months of 2019 compared to a $189 million use of cash in the 2018 period, accounting for a $208 million decrease in net cash used in investing activities in the first nine months of 2019 compared to the same 2018 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, repurchases of common stock and dividend payments. Net cash provided by financing activities was $1.27 billion for the first nine months of 2019 compared to $1.77 billion in the first nine months of 2018, a decrease of $504 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.36 billion in the first nine months of 2019 compared to $1.86 billion in the first nine months of 2018, accounting for a $495 million decrease in net cash provided by financing activities in the 2019 period compared to the 2018 period. In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059, the net proceeds of which contributed $121 million to net cash provided by financing activities in the first nine months of 2019. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $8 million in the first nine months of 2019 compared to issuances of managed investment entity liabilities exceeding retirements by $109 million in the first nine months of 2018, accounting for a $117 million decrease in net cash provided by financing activities in the 2019 period compared to the 2018 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2018 or the first nine months of 2019.

In November 2019, AFG declared a special cash dividend of $1.80 per share of AFG Common Stock. The dividend is payable on November 25, 2019 to shareholders of record on November 15, 2019. The aggregate amount of this special dividend will be approximately $160 million. In May 2019, AFG paid a special cash dividend of $1.50 per share of AFG Common Stock totaling $135 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

member institutions, which provides the annuity operations with an additional source of liquidity. At September 30, 2019, GALIC had $1.1 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.13% to 0.21% over LIBOR (average rate of 2.23% at September 30, 2019). While these advances must be repaid between 2020 and 2021 ($510 million in 2020 and $586 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At September 30, 2019, GALIC estimated that it had additional borrowing capacity of approximately $350 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). At September 30, 2019, AFG could reduce the average crediting rate on approximately $30 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 120 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	September 30,	December 31,
GMIR	2019	2018	2017
1 — 1.99%	81%	79%	76%
2 — 2.99%	3%	4%	5%
3 — 3.99%	7%	8%	10%
4.00% and above	9%	9%	9%

Annuity benefits accumulated (in millions)	$39,651	$36,616	$33,316

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

Investments   AFG’s investment portfolio at September 30, 2019, contained $45.50 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $108 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.74 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $262 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 91% was priced using pricing services at September 30, 2019 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2019 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$45,611
Percentage impact on fair value of 100 bps increase in interest rates	(4.5%)
Pretax impact on fair value of fixed maturity portfolio	$(2,052)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	900
Estimated pretax impact on accumulated other comprehensive income	(1,152)
Deferred income tax	242
Estimated after-tax impact on accumulated other comprehensive income	$(910)

Approximately 91% of the fixed maturities held by AFG at September 30, 2019, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk because, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Although interest rates have been low in recent years, tighter lending standards have resulted in fewer buyers being able to refinance the mortgages underlying much of AFG’s non-agency residential MBS portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2019, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4.5 years and 3.5 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$148	$150	101%	$2	100%
Non-agency prime	881	1,006	114%	125	30%
Alt-A	933	1,058	113%	125	37%
Subprime	314	350	111%	36	26%
Commercial	928	966	104%	38	96%
	$3,204	$3,530	110%	$326	53%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2019, 95% (based on statutory carrying value of $3.14 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 15% of AFG’s fixed maturity portfolio at September 30, 2019. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2019, approximately 78% of the municipal bond portfolio was held in revenue bonds, with the remaining 22% held in general obligation bonds. AFG does not own general obligation bonds issued by Puerto Rico.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2019, is shown in the following table (dollars in millions). Approximately $755 million of available for sale fixed maturity securities had no unrealized gains or losses at September 30, 2019.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$39,891	$4,857
Amortized cost of securities	$37,658	$4,921
Gross unrealized gain (loss)	$2,233	$(64)
Fair value as % of amortized cost	106%	99%
Number of security positions	4,787	602
Number individually exceeding $2 million gain or loss	186	2
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$446	$(1)
Mortgage-backed securities	330	(4)
Banks, savings and credit institutions	278	(2)
Other asset-backed securities	201	(10)
Healthcare	79	(5)
Energy – exploration and production	39	(7)
Collateralized loan obligations	13	(18)
Percentage rated investment grade	93%	88%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2019, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	3%
After one year through five years	25%	12%
After five years through ten years	36%	13%
After ten years	9%	7%
	74%	35%
Collateralized loan obligations and other asset-backed securities (average life of approximately 4.5 years)	18%	60%
Mortgage-backed securities (average life of approximately 4.5 years)	8%	5%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2019
Securities with unrealized gains:
Exceeding $500,000 (1,390 securities)	$21,980	$1,715	108%
$500,000 or less (3,397 securities)	17,911	518	103%
	$39,891	$2,233	106%
Securities with unrealized losses:
Exceeding $500,000 (25 securities)	$546	$(28)	95%
$500,000 or less (577 securities)	4,311	(36)	99%
	$4,857	$(64)	99%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2019
Investment grade fixed maturities with losses for:
Less than one year (218 securities)	$2,497	$(18)	99%
One year or longer (215 securities)	1,791	(23)	99%
	$4,288	$(41)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (133 securities)	$460	$(11)	98%
One year or longer (36 securities)	109	(12)	90%
	$569	$(23)	96%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2019. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties   Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2019 and 2018 and Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2018 Form 10-K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2019
Assets:
Cash and investments	$54,385	$—	$(178)	(a)	$54,207
Assets of managed investment entities	—	4,702	—		4,702
Other assets	10,159	—	(1)	(a)	10,158
Total assets	$64,544	$4,702	$(179)		$69,067
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,833	$—	$—		$12,833
Annuity, life, accident and health benefits and reserves	40,264	—	—		40,264
Liabilities of managed investment entities	—	4,702	(179)	(a)	4,523
Long-term debt and other liabilities	5,126	—	—		5,126
Total liabilities	58,223	4,702	(179)		62,746

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,382	—	—		1,382
Retained earnings	4,022	—	—		4,022
Accumulated other comprehensive income, net of tax	917	—	—		917
Total shareholders’ equity	6,321	—	—		6,321
Noncontrolling interests	—	—	—		—
Total equity	6,321	—	—		6,321
Total liabilities and equity	$64,544	$4,702	$(179)		$69,067

December 31, 2018
Assets:
Cash and investments	$48,685	$—	$(187)	(a)	$48,498
Assets of managed investment entities	—	4,700	—		4,700
Other assets	10,259	—	(1)	(a)	10,258
Total assets	$58,944	$4,700	$(188)		$63,456
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,336	$—	$—		$12,336
Annuity, life, accident and health benefits and reserves	37,251	—	—		37,251
Liabilities of managed investment entities	—	4,700	(188)	(a)	4,512
Long-term debt and other liabilities	4,385	—	—		4,385
Total liabilities	53,972	4,700	(188)		58,484

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,334	—	—		1,334
Retained earnings	3,588	—	—		3,588
Accumulated other comprehensive income, net of tax	48	—	—		48
Total shareholders’ equity	4,970	—	—		4,970
Noncontrolling interests	2	—	—		2
Total equity	4,972	—	—		4,972
Total liabilities and equity	$58,944	$4,700	$(188)		$63,456

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2019
Revenues:
Insurance net earned premiums	$1,448	$—	$—		$1,448
Net investment income	583	—	5	(b)	588
Realized losses on securities	(18)	—	—		(18)
Income (loss) of managed investment entities:
Investment income	—	67	—		67
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(13)	(b)	(14)
Other income	56	—	(4)	(c)	52
Total revenues	2,069	66	(12)		2,123
Costs and Expenses:
Insurance benefits and expenses	1,773	—	—		1,773
Expenses of managed investment entities	—	66	(12)	(b)(c)	54
Interest charges on borrowed money and other expenses	119	—	—		119
Total costs and expenses	1,892	66	(12)		1,946
Earnings before income taxes	177	—	—		177
Provision for income taxes	34	—	—		34
Net earnings, including noncontrolling interests	143	—	—		143
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	—	—		(4)
Net earnings attributable to shareholders	$147	$—	$—		$147

Three months ended September 30, 2018
Revenues:
Insurance net earned premiums	$1,333	$—	$—		$1,333
Net investment income	531	—	(4)	(b)	527
Realized gains on securities	34	—	—		34
Income (loss) of managed investment entities:
Investment income	—	65	—		65
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(b)	(5)
Other income	58	—	(4)	(c)	54
Total revenues	1,956	60	(8)		2,008
Costs and Expenses:
Insurance benefits and expenses	1,599	—	—		1,599
Expenses of managed investment entities	—	60	(8)	(b)(c)	52
Interest charges on borrowed money and other expenses	113	—	—		113
Total costs and expenses	1,712	60	(8)		1,764
Earnings before income taxes	244	—	—		244
Provision for income taxes	41	—	—		41
Net earnings, including noncontrolling interests	203	—	—		203
Less: Net earnings (losses) attributable to noncontrolling interests	(1)	—	—		(1)
Net earnings attributable to shareholders	$204	$—	$—		$204

(a)
Includes a loss of $5 million in the third quarter of 2019 and income of $4 million in the third quarter of 2018, representing the change in fair value of AFG’s CLO investments plus $4 million in both the third quarter of 2019 and 2018 in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million and $4 million in the third quarter of 2019 and 2018, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2019
Revenues:
Insurance net earned premiums	$3,832	$—	$—		$3,832
Net investment income	1,721	—	(11)	(b)	1,710
Realized gains on securities	222	—	—		222
Income (loss) of managed investment entities:
Investment income	—	206	—		206
Gain (loss) on change in fair value of assets/liabilities	—	(7)	(9)	(b)	(16)
Other income	164	—	(11)	(c)	153
Total revenues	5,939	199	(31)		6,107
Costs and Expenses:
Insurance benefits and expenses	4,741	—	—		4,741
Expenses of managed investment entities	—	199	(31)	(b)(c)	168
Interest charges on borrowed money and other expenses	349	—	—		349
Total costs and expenses	5,090	199	(31)		5,258
Earnings before income taxes	849	—	—		849
Provision for income taxes	171	—	—		171
Net earnings, including noncontrolling interests	678	—	—		678
Less: Net earnings (losses) attributable to noncontrolling interests	(8)	—	—		(8)
Net earnings attributable to shareholders	$686	$—	$—		$686

Nine months ended September 30, 2018
Revenues:
Insurance net earned premiums	$3,613	$—	$—		$3,613
Net investment income	1,563	—	(11)	(b)	1,552
Realized losses on securities	(28)	—	—		(28)
Income (loss) of managed investment entities:
Investment income	—	187	—		187
Gain (loss) on change in fair value of assets/liabilities	—	(6)	(4)	(b)	(10)
Other income	158	—	(12)	(c)	146
Total revenues	5,306	181	(27)		5,460
Costs and Expenses:
Insurance benefits and expenses	4,310	—	—		4,310
Expenses of managed investment entities	—	181	(27)	(b)(c)	154
Interest charges on borrowed money and other expenses	318	—	—		318
Total costs and expenses	4,628	181	(27)		4,782
Earnings before income taxes	678	—	—		678
Provision for income taxes	126	—	—		126
Net earnings, including noncontrolling interests	552	—	—		552
Less: Net earnings (losses) attributable to noncontrolling interests	(7)	—	—		(7)
Net earnings attributable to shareholders	$559	$—	$—		$559

(a)
Includes income of $11 million in both the first nine months of 2019 and 2018, representing the change in fair value of AFG’s CLO investments plus $11 million and $12 million in the first nine months of 2019 and 2018, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $20 million and $15 million in the first nine months of 2019 and 2018, respectively, in distributions recorded as interest expense by the CLOs.

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

Beginning with the second quarter of 2019, AFG’s core net operating earnings for its annuity segment excludes unlocking, the impact of changes in the fair value of derivatives related to fixed-indexed annuities (“FIAs”), and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs (“annuity non-core earnings (losses)”). Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of FIA liabilities that management believes can be inconsistent with the long-term economics of this growing portion of AFG’s annuity business. Management believes that separating these impacts as “non-core” will provide investors with a better view of the fundamental performance of the business, and a more comparable measure of the annuity segment’s business compared to the results identified as “core” by its peers. Although core net operating earnings for the annuity segment for the first quarter of 2019 and prior periods were not adjusted, the impact of the items now considered annuity non-core earnings on prior periods is highlighted in the discussion following the reconciliation of net earnings attributable to shareholders to core net operating earnings.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$251	$237	$716	$733
Pretax non-core items:
Realized gains (losses) on securities	(18)	34	222	(28)
Annuity non-core earnings (losses) (*)	(27)	—	(60)	—
Special A&E charges	(29)	(27)	(29)	(27)
Earnings before income taxes	177	244	849	678
Provision (credit) for income taxes:
Core operating earnings	50	40	143	138
Non-core items:
Realized gains (losses) on securities	(4)	7	46	(6)
Annuity non-core earnings (losses) (*)	(6)	—	(12)	—
Special A&E charges	(6)	(6)	(6)	(6)
Total provision for income taxes	34	41	171	126
Net earnings, including noncontrolling interests	143	203	678	552
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings (losses)	(4)	(1)	(8)	(7)
Net earnings attributable to shareholders	$147	$204	$686	$559

Net earnings:
Core net operating earnings	$205	$198	$581	$602
Realized gains (losses) on securities	(14)	27	176	(22)
Annuity non-core earnings (losses) (*)	(21)	—	(48)	—
Special A&E charges	(23)	(21)	(23)	(21)
Net earnings attributable to shareholders	$147	$204	$686	$559

Diluted per share amounts:
Core net operating earnings	$2.25	$2.19	$6.39	$6.65
Realized gains (losses) on securities	(0.15)	0.31	1.93	(0.24)
Annuity non-core earnings (losses) (*)	(0.23)	—	(0.52)	—
Special A&E charges	(0.25)	(0.24)	(0.25)	(0.24)
Net earnings attributable to shareholders	$1.62	$2.26	$7.55	$6.17

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

Net earnings attributable to shareholders decreased $57 million in the third quarter of 2019 compared to the third quarter of 2018 due to net realized losses on securities in the 2019 period compared to net realized gains in the 2018 period, partially offset by higher core net operating earnings. In addition, net earnings attributable to shareholders includes after-tax losses of $21 million in the third quarter of 2019 and after-tax earnings of $13 million in the third quarter of 2018 from unlocking (in the 2019 quarter), the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) beginning with the second quarter of 2019. Excluding the $13 million after-tax positive impact of these

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

items on results for the third quarter of 2018, core net operating earnings for the third quarter of 2019 increased $20 million compared to the third quarter of 2018 reflecting higher earnings in the property and casualty insurance segment. Realized gains (losses) on securities in the third quarters of 2019 and 2018 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders increased $127 million in the first nine months of 2019 compared to the same period in 2018 due primarily to after-tax net realized gains on securities of $176 million in the 2019 period compared to after-tax net realized losses of $22 million in the first nine months of 2018. In addition, net earnings attributable to shareholders includes an after-tax loss of $57 million for the first nine months of 2019 ($9 million in the first quarter, $27 million in the second quarter and $21 million in the third quarter) compared to after-tax income of $14 million in the first nine months of 2018 from unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) prospectively beginning with the second quarter of 2019. Excluding the $9 million after-tax negative impact of these items on results for the first quarter of 2019 and the $14 million after-tax favorable impact of these items on results for the first nine months of 2018, core net operating earnings for the first nine months of 2019 increased $2 million compared to the first nine months of 2018 reflecting higher net investment income in the property and casualty insurance segment, partially offset by lower earnings in the annuity segment. Realized gains (losses) on securities in the first nine months of 2019 and 2018 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Segmented Statement of Earnings   AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2019 and 2018 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,442	$—	$—	$—	$1,442	$—	$1,442
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	124	448	5	11	588	—	588
Realized losses on securities	—	—	—	—	—	(18)	(18)
Income (loss) of MIEs:
Investment income	—	—	67	—	67	—	67
Gain (loss) on change in fair value of assets/liabilities	—	—	(14)	—	(14)	—	(14)
Other income	5	27	(4)	23	51	1	52
Total revenues	1,571	475	54	40	2,140	(17)	2,123

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	926	—	—	—	926	18	944
Commissions and other underwriting expenses	444	—	—	6	450	—	450
Annuity benefits	—	276	—	—	276	(26)	250
Life, accident and health benefits	—	—	—	9	9	—	9
Annuity and supplemental insurance acquisition expenses	—	64	—	2	66	54	120
Interest charges on borrowed money	—	—	—	17	17	—	17
Expenses of MIEs	—	—	54	—	54	—	54
Other expenses	11	35	—	45	91	11	102
Total costs and expenses	1,381	375	54	79	1,889	57	1,946
Earnings before income taxes	190	100	—	(39)	251	(74)	177
Provision for income taxes	39	20	—	(9)	50	(16)	34
Net earnings, including noncontrolling interests	151	80	—	(30)	201	(58)	143
Less: Net earnings (losses) attributable to noncontrolling interests	(4)	—	—	—	(4)	—	(4)
Core Net Operating Earnings	155	80	—	(30)	205
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(14)	(14)	14	—
Annuity non-core losses, net of tax (b)	—	(21)	—	—	(21)	21	—
Special A&E charges, net of tax	(14)	—	—	(9)	(23)	23	—
Net Earnings Attributable to Shareholders	$141	$59	$—	$(53)	$147	$—	$147

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,327	$—	$—	$—	$1,327	$—	$1,327
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	108	413	(4)	10	527	—	527
Realized gains on securities	—	—	—	—	—	34	34
Income (loss) of MIEs:
Investment income	—	—	65	—	65	—	65
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	—	(5)	—	(5)
Other income	4	27	(4)	27	54	—	54
Total revenues	1,439	440	52	43	1,974	34	2,008

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	854	—	—	—	854	18	872
Commissions and other underwriting expenses	417	—	—	7	424	—	424
Annuity benefits	—	222	—	—	222	—	222
Life, accident and health benefits	—	—	—	10	10	—	10
Annuity and supplemental insurance acquisition expenses	—	69	—	2	71	—	71
Interest charges on borrowed money	—	—	—	15	15	—	15
Expenses of MIEs	—	—	52	—	52	—	52
Other expenses	11	32	—	46	89	9	98
Total costs and expenses	1,282	323	52	80	1,737	27	1,764
Earnings before income taxes	157	117	—	(37)	237	7	244
Provision for income taxes	26	19	—	(5)	40	1	41
Net earnings, including noncontrolling interests	131	98	—	(32)	197	6	203
Less: Net earnings (losses) attributable to noncontrolling interests	(1)	—	—	—	(1)	—	(1)
Core Net Operating Earnings	132	98	—	(32)	198
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	27	27	(27)	—
Special A&E charges, net of tax	(14)	—	—	(7)	(21)	21	—
Net Earnings Attributable to Shareholders	$118	$98	$—	$(12)	$204	$—	$204

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $172 million in GAAP pretax earnings in the third quarter of 2019 compared to $139 million in the third quarter of 2018, an increase of $33 million (24%). Property and casualty core pretax

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

earnings were $190 million in the third quarter of 2019 compared to $157 million in the third quarter of 2018, an increase of $33 million (21%). The increase in pretax earnings reflects higher underwriting profit and higher net investment income in the third quarter of 2019 compared to the third quarter of 2018.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2019 and 2018 (dollars in millions):

	Three months ended September 30,
	2019	2018	% Change
Gross written premiums	$2,351	$2,104	12%
Reinsurance premiums ceded	(733)	(648)	13%
Net written premiums	1,618	1,456	11%
Change in unearned premiums	(176)	(129)	36%
Net earned premiums	1,442	1,327	9%
Loss and loss adjustment expenses (*)	926	854	8%
Commissions and other underwriting expenses	444	417	6%
Core underwriting gain	72	56	29%

Net investment income	124	108	15%
Other income and expenses, net	(6)	(7)	(14%)
Core earnings before income taxes	190	157	21%
Pretax non-core special A&E charges	(18)	(18)	—%
GAAP earnings before income taxes	$172	$139	24%

(*) Excludes pretax non-core special A&E charges of $18 million in both the third quarter of 2019 and 2018.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	63.1%	64.3%	(1.2%)
Underwriting expense ratio	30.9%	31.4%	(0.5%)
Combined ratio	94.0%	95.7%	(1.7%)

Aggregate — including exited lines
Loss and LAE ratio	65.4%	65.8%	(0.4%)
Underwriting expense ratio	30.9%	31.4%	(0.5%)
Combined ratio	96.3%	97.2%	(0.9%)
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.35 billion for the third quarter of 2019 compared to $2.10 billion for the third quarter of 2018, an increase of $247 million (12%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2019		2018
	GWP	%	GWP	%	% Change
Property and transportation	$1,113	47%	$953	45%	17%
Specialty casualty	1,031	44%	956	46%	8%
Specialty financial	207	9%	195	9%	6%
	$2,351	100%	$2,104	100%	12%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 31% of gross written premiums for both the third quarter of 2019 and 2018. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2019		2018		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(452)	41%	$(393)	41%	—%
Specialty casualty	(287)	28%	(261)	27%	1%
Specialty financial	(40)	19%	(42)	22%	(3%)
Other specialty	46		48
	$(733)	31%	$(648)	31%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.62 billion for the third quarter of 2019 compared to $1.46 billion for the third quarter of 2018, an increase of $162 million (11%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2019		2018
	NWP	%	NWP	%	% Change
Property and transportation	$661	41%	$560	38%	18%
Specialty casualty	744	46%	695	48%	7%
Specialty financial	167	10%	153	11%	9%
Other specialty	46	3%	48	3%	(4%)
	$1,618	100%	$1,456	100%	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.44 billion for the third quarter of 2019 compared to $1.33 billion for the third quarter of 2018, an increase of $115 million (9%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2019		2018
	NEP	%	NEP	%	% Change
Property and transportation	$583	40%	$526	40%	11%
Specialty casualty	658	46%	616	46%	7%
Specialty financial	161	11%	149	11%	8%
Other specialty	40	3%	36	3%	11%
	$1,442	100%	$1,327	100%	9%

The $247 million increase in gross written premiums for the third quarter of 2019 compared to the third quarter of 2018 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates increased approximately 3% in the third quarter of 2019. Excluding the workers’ compensation businesses, renewal pricing increased approximately 6%.

Property and transportation Gross written premiums increased $160 million (17%) in the third quarter of 2019 compared to the third quarter of 2018, due primarily to the timing and reporting of crop premiums as a result of delayed acreage reporting from insureds due to excess moisture and late planting of corn and soybean crops and higher year-over-year premiums in the transportation businesses. Gross written premiums excluding crop grew by 13% year-over-year. Average renewal rates increased approximately 4% for this group in the third quarter of 2019. Reinsurance premiums ceded as a percentage of gross written premiums were comparable for the third quarter of 2019 and the third quarter of 2018.

Specialty casualty Gross written premiums increased $75 million (8%) in the third quarter of 2019 compared to the third quarter of 2018 due primarily to the addition of premiums from ABA Insurance Services, as well as growth in the excess and surplus lines and excess liability businesses, primarily the result of new business opportunities, rate increases and higher retentions on renewal business. This growth was partially offset by lower premiums at Neon and in the workers’ compensation businesses. Gross written premiums excluding workers’ compensation grew by 12% year-over-year. Average renewal rates increased approximately 4% for this group in the third quarter of 2019. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 9%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the third quarter of 2019 compared to the third quarter of 2018 reflecting a change in the mix of business.

Specialty financial Gross written premiums increased $12 million (6%) in the third quarter of 2019 compared to the third quarter of 2018 due primarily to higher premiums in the fidelity and equipment leasing businesses. Average renewal rates for this group were flat in the third quarter of 2019. Reinsurance premiums ceded as a percentage of gross written premiums decreased 3 percentage points for the third quarter of 2019 compared to the third quarter of 2018, reflecting the impact of reinstatement premiums in the third quarter of 2018 resulting from a reinsured loss in the fidelity business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $2 million (4%) in the third quarter of 2019 compared to the third quarter of 2018, reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended September 30,			Three months ended September 30,
	2019	2018	Change	2019	2018
Property and transportation
Loss and LAE ratio	72.1%	77.1%	(5.0%)
Underwriting expense ratio	21.4%	22.9%	(1.5%)
Combined ratio	93.5%	100.0%	(6.5%)
Underwriting profit (loss)				$38	$—

Specialty casualty
Loss and LAE ratio	63.1%	59.2%	3.9%
Underwriting expense ratio	33.4%	32.9%	0.5%
Combined ratio	96.5%	92.1%	4.4%
Underwriting profit				$23	$49

Specialty financial
Loss and LAE ratio	29.7%	40.1%	(10.4%)
Underwriting expense ratio	54.0%	54.3%	(0.3%)
Combined ratio	83.7%	94.4%	(10.7%)
Underwriting profit				$26	$9

Total Specialty
Loss and LAE ratio	63.1%	64.3%	(1.2%)
Underwriting expense ratio	30.9%	31.4%	(0.5%)
Combined ratio	94.0%	95.7%	(1.7%)
Underwriting profit				$88	$55

Aggregate — including exited lines
Loss and LAE ratio	65.4%	65.8%	(0.4%)
Underwriting expense ratio	30.9%	31.4%	(0.5%)
Combined ratio	96.3%	97.2%	(0.9%)
Underwriting profit				$54	$38

The Specialty property and casualty insurance operations generated an underwriting profit of $88 million in the third quarter of 2019 compared to $55 million in the third quarter of 2018, an increase of $33 million (60%). The higher underwriting profit in the third quarter of 2019 reflects higher underwriting profits in the Property and transportation and Specialty financial sub-segments, partially offset by lower underwriting profit in the Specialty casualty sub-segment.

Property and transportation Underwriting profit for this group was $38 million for the third quarter of 2019 compared to an underwriting loss of less than $1 million in the third quarter of 2018, an increase of $38 million. This increase reflects higher underwriting profits in the transportation and property and inland marine businesses, partially offset by lower underwriting profit in the crop business.

Specialty casualty Underwriting profit for this group was $23 million for the third quarter of 2019 compared to $49 million for the third quarter of 2018, a decrease of $26 million (53%). This decrease reflects higher underwriting losses at Neon and adverse prior year reserve development in the excess and surplus businesses, partially offset by higher underwriting profit in the workers’ compensation and social services businesses.

Specialty financial Underwriting profit for this group was $26 million for the third quarter of 2019 compared to $9 million in the third quarter of 2018, an increase of $17 million (189%), reflecting higher underwriting profitability in the financial institutions business as catastrophe losses were $3 million in the third quarter of 2019 compared to $12 million in the third quarter of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Other specialty This group reported underwriting profit of $1 million in the third quarter of 2019 compared to an underwriting loss of $3 million in the third quarter of 2018, reflecting lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the third quarter of 2019 compared to the third quarter of 2018.

Aggregate As discussed below in more detail under “Net prior year reserve development,” AFG recorded special charges to increase property and casualty A&E reserves by $18 million in both the third quarter of 2019 and the third quarter of 2018 and net adverse reserve development of $16 million in the third quarter of 2019 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 65.4% for the third quarter of 2019 compared to 65.8% for the third quarter of 2018, a decrease of 0.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2019	2018	2019	2018	Ratio
Property and transportation
Current year, excluding catastrophe losses	$430	$398	73.5%	75.6%	(2.1%)
Prior accident years development	(17)	(4)	(2.8%)	(0.8%)	(2.0%)
Current year catastrophe losses	8	12	1.4%	2.3%	(0.9%)
Property and transportation losses and LAE and ratio	$421	$406	72.1%	77.1%	(5.0%)

Specialty casualty
Current year, excluding catastrophe losses	$425	$390	64.4%	63.5%	0.9%
Prior accident years development	(19)	(37)	(2.9%)	(6.0%)	3.1%
Current year catastrophe losses	10	11	1.6%	1.7%	(0.1%)
Specialty casualty losses and LAE and ratio	$416	$364	63.1%	59.2%	3.9%

Specialty financial
Current year, excluding catastrophe losses	$53	$56	33.2%	37.2%	(4.0%)
Prior accident years development	(9)	(8)	(5.5%)	(5.1%)	(0.4%)
Current year catastrophe losses	3	12	2.0%	8.0%	(6.0%)
Specialty financial losses and LAE and ratio	$47	$60	29.7%	40.1%	(10.4%)

Total Specialty
Current year, excluding catastrophe losses	$934	$869	64.6%	65.4%	(0.8%)
Prior accident years development	(46)	(49)	(3.1%)	(3.7%)	0.6%
Current year catastrophe losses	22	35	1.6%	2.6%	(1.0%)
Total Specialty losses and LAE and ratio	$910	$855	63.1%	64.3%	(1.2%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$934	$868	64.6%	65.4%	(0.8%)
Prior accident years development	(12)	(31)	(0.8%)	(2.2%)	1.4%
Current year catastrophe losses	22	35	1.6%	2.6%	(1.0%)
Aggregate losses and LAE and ratio	$944	$872	65.4%	65.8%	(0.4%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 64.6% for the third quarter of 2019 compared to 65.4% for the third quarter of 2018, a decrease of 0.8 percentage points.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation   The 2.1 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the property and inland marine and aviation businesses for the third quarter of 2019 compared to the third quarter of 2018.

Specialty casualty   The 0.9 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio in the workers’ compensation businesses.

Specialty financial The 4.0 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions, fidelity and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $46 million in the third quarter of 2019 compared to $49 million in the third quarter of 2018, a decrease of $3 million (6%).

Property and transportation Net favorable reserve development of $17 million in the third quarter of 2019 reflects lower than expected claim frequency and severity in the transportation businesses. Net favorable reserve development of $4 million in the third quarter of 2018 reflects lower than expected claim severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim frequency and severity in the property and inland marine business, partially offset by higher than expected losses in the Singapore branch and aviation operations.

Specialty casualty Net favorable reserve development of $19 million in the third quarter of 2019 reflects lower than anticipated claim severity in the workers’ compensation and the targeted markets businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected claim frequency in general liability contractor claims. Net favorable reserve development of $37 million in the third quarter of 2018 reflects lower than anticipated claim severity in the workers’ compensation businesses, and to a lesser extent, lower than expected claim severity in the targeted markets and executive liability businesses. This was partially offset by higher than expected claim frequency and severity in the excess and surplus lines.

Specialty financial Net favorable reserve development of $9 million in the third quarter of 2019 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated severity in the financial institutions business. Net favorable reserve development of $8 million in the third quarter of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $1 million in the third quarter of 2019 and $2 million in the third quarter of 2018, reflecting the amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001. In addition, the third quarter of 2018 includes $2 million of net adverse reserve development associated with AFG’s internal reinsurance program.

Special asbestos and environmental reserve charges During the third quarter of 2019, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years. Although AFG has conducted an external study every two years in recent periods, the most recent external study was in the third quarter of 2017 and AFG is currently evaluating the frequency of future external studies.
As a result of the 2019 internal review, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $3 million (net of reinsurance) and its environmental reserves by $15 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

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

At September 30, 2019, the property and casualty insurance segment’s insurance reserves include A&E reserves of $389 million, net of reinsurance recoverables. At September 30, 2019, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2018, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2019)	19.9	12.1	15.6
Industry (12/31/2018)	7.0	8.3	7.3

In addition, the 2019 internal review encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $11 million pretax special charge recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2019 and 2018.

An in-depth internal review of AFG’s A&E reserves was also completed in the third quarter of 2018. As a result of the 2018 review, AFG recorded an $18 million (net of reinsurance) pretax special charge to increase its property and casualty insurance segment’s asbestos reserves by $6 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). AFG also recorded a $9 million pretax special charge to increase the reserves of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2018 Form 10-K.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above and net adverse reserve development of $16 million in the third quarter of 2019 related to business outside of the Specialty group that AFG no longer writes.

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

AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $100 million. Neon’s excess of loss catastrophe reinsurance limits the maximum retained loss per event to $15 million for losses up to $250 million. AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $134 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $22 million in the third quarter of 2019 resulted primarily from Hurricane Dorian and Tropical Storm Imelda. Catastrophe losses of $35 million in the third quarter of 2018 resulted primarily from Hurricane Florence.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $444 million in the third quarter of 2019 compared to $417 million for the third quarter of 2018, an increase of $27 million (6%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 30.9% for the third quarter of 2019 compared to 31.4% for the third quarter of 2018, a decrease of 0.5 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2019		2018		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$124	21.4%	$120	22.9%	(1.5%)
Specialty casualty	219	33.4%	203	32.9%	0.5%
Specialty financial	88	54.0%	80	54.3%	(0.3%)
Other specialty	13	34.5%	14	37.5%	(3.0%)
	$444	30.9%	$417	31.4%	(0.5%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.5 percentage points in the third quarter of 2019 compared to the third quarter of 2018 reflecting the impact of higher premiums on the ratio in the trucking, aviation and property and inland marine businesses in the third quarter of 2019 compared to the third quarter of 2018.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in the third quarter of 2019 compared to the third quarter of 2018 reflecting a change in the mix of business at Neon.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the third quarter of 2019 compared to the third quarter of 2018 reflecting a change in the mix of business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $124 million in the third quarter of 2019 compared to $108 million in the third quarter of 2018, an increase of $16 million (15%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2019	2018	Change	% Change
Net investment income	$124	$108	$16	15%

Average invested assets (at amortized cost)	$11,387	$10,388	$999	10%

Yield (net investment income as a % of average invested assets)	4.36%	4.16%	0.20%

Tax equivalent yield (*)	4.51%	4.34%	0.17%

(*)   Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the third quarter of 2019 compared to the third quarter of 2018 is due primarily to growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.36% for the third quarter of 2019 compared to 4.16% for the third quarter of 2018, an increase of 0.20 percentage points. The increase is due primarily to a higher yield on partnerships and similar investments with results that are impacted by changes in fair value in the third quarter of 2019. AFG’s property and casualty insurance operations recorded $25 million in earnings from partnerships and similar investments in the third quarter of 2019 compared to $16 million in the third quarter of 2018, an increase of $9 million (56%). The annualized yield earned on these investments was 13.5% in the third quarter of 2019 compared to 10.8% in the prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $6 million for the third quarter of 2019 compared to $7 million for the third quarter of 2018, a decrease of $1 million (14%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2019	2018
Other income	$5	$4
Other expenses
Amortization of intangibles	3	3
Other	8	8
Total other expenses	11	11
Other income and expenses, net	$(6)	$(7)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $73 million in GAAP pretax earnings in the third quarter of 2019 compared to $117 million in the third quarter of 2018, a decrease of $44 million (38%). This decrease in AFG’s GAAP annuity segment results for the third quarter of 2019 as compared to the third quarter of 2018 is due primarily to the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to FIAs in the 2019 period compared to the positive impact of strong stock market performance in the 2018 period. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and has historically conducted detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. Beginning with the third quarter of 2019, AFG moved its annual unlocking to the third quarter and expects to continue to conduct the annual review in the third quarter of each year (consistent with many of its peers). The unlocking of the actuarial assumptions in the third quarter of 2019 resulted in a net $1 million charge to earnings. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the three months ended September 30, 2019 and 2018 (dollars in millions):

	Three months ended September 30,
	2019	2018	% Change
Revenues:
Net investment income	$448	$413	8%
Other income:
Guaranteed withdrawal benefit fees	17	16	6%
Policy charges and other miscellaneous income (a)	10	11	(9%)
Total revenues	475	440	8%

Costs and Expenses:
Annuity benefits (a)(b)	276	222	24%
Acquisition expenses (a)	64	69	(7%)
Other expenses	35	32	9%
Total costs and expenses	375	323	16%
Core earnings before income taxes	100	117	(15%)
Pretax non-core losses (a)	(27)	—	—%
GAAP earnings before income taxes	$73	$117	(38%)

(a)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the third quarter of 2019, policy charges and other miscellaneous income and annuity benefits exclude the $1 million and $26 million, respectively, favorable impact of these items and acquisition expenses excludes the related $54 million unfavorable impact on the amortization of deferred policy acquisition costs.

(b)	Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity core earnings before income taxes were $100 million in the third quarter of 2019 compared to $117 million in the third quarter of 2018, a decrease of $17 million (15%). As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the third quarter of 2019, the annuity segment’s core earnings before income taxes excludes $27 million in pretax losses related to these items. Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, the annuity segment’s core earnings before income taxes for the third quarter of 2018 includes the $17 million positive impact from these items in that period. Excluding the $17 million positive impact of these items on results for the third quarter of 2018, annuity core net operating earnings was $100 million for both the third quarter of 2019 and 2018 reflecting growth in the business, offset by the impact of lower investment yields. The table below highlights the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Three months ended September 30,
	2019	2018	% Change
Earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$100	$100	—%
Unlocking	(1)	—	—%
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(81)	(4)	1,925%
Accretion of guaranteed minimum FIA benefits	(104)	(89)	17%
Other annuity benefits	(12)	(13)	(8%)
Less cost of equity options	149	132	13%
Related impact on the amortization of deferred policy acquisition costs	22	(9)	(344%)
Earnings before income taxes	$73	$117	(38%)
Annuity benefits consisted of the following (dollars in millions):

	Three months ended September 30,
	2019			2018			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$101	$—	$101	$90	$—	$90	12%
Accretion of guaranteed minimum FIA benefits	—	104	104	89	—	89	17%
Interest credited — fixed component of variable annuities	1	—	1	1	—	1	—%
Cost of equity options	149	(149)	—	—	—	—	—%
Other annuity benefits:
Amortization of sales inducements	3	—	3	4	—	4	(25%)
Change in guaranteed withdrawal benefit reserve:
Impact of the stock market and interest rates	—	—	—	(4)	—	(4)	(100%)
Accretion of benefits and other	21	—	21	22	—	22	(5%)
Change in expected death and annuitization reserves and other	1	—	1	(1)	—	(1)	(200%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	12	12	17	—	17	(29%)
Unlocking	—	(74)	(74)	—	—	—	—%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	111	111	223	—	223	(50%)
Equity option mark-to-market	—	(30)	(30)	(219)	—	(219)	(86%)
Impact of derivatives related to FIAs	—	81	81	4	—	4	1,925%

Total annuity benefits	$276	$(26)	$250	$222	$—	$222	13%

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

	Three months ended September 30,
	2019	2018
Interest credited — fixed	$101	$90
Include cost of equity options	149	132
Cost of funds	250	222

Interest credited — fixed component of variable annuities	1	1
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	25	25
	276	248
Unlocking, changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Unlocking	(74)	—
Impact of derivatives related to FIAs	81	4
Accretion of guaranteed minimum FIA benefits	104	89
Other annuity benefits — impact of the stock market and interest rates on FIAs	12	13
Less cost of equity options (included in cost of funds)	(149)	(132)
Total annuity benefits expense	$250	$222

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in the third quarter of 2019.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended September 30,
	2019	2018	% Change
Average fixed annuity investments (at amortized cost)	$38,650	$34,955	11%
Average fixed annuity benefits accumulated	38,946	35,226	11%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.62%	4.70%
Cost of funds	(2.57%)	(2.52%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.08%)	(0.10%)
Net interest spread	1.97%	2.08%

Policy charges and other miscellaneous income (*)	0.08%	0.09%
Acquisition expenses (*)	(0.65%)	(0.65%)
Other expenses	(0.34%)	(0.36%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on FIAs	1.06%	1.16%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	(0.27%)	0.19%
Unlocking	(0.01%)	—%
Net spread earned on fixed annuities	0.78%	1.35%

(*)
Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the third quarter of 2019 was $448 million compared to $413 million for the third quarter of 2018, an increase of $35 million (8%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.08 percentage points to 4.62% from 4.70% in the third quarter of 2019 compared to the third quarter of 2018. The decrease in the net investment yield between periods reflects the lower yields on investments accounted for under the equity method, equity securities carried at fair value through net investment income and AFG-managed CLOs, as well as the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. For the period from July 1, 2018, through September 30, 2019, $6.1 billion in annuity segment investments with an average yield of approximately 5.0% were redeemed or sold with the proceeds reinvested at an approximately 0.6% lower yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Cost of Funds
Cost of funds for the third quarter of 2019 was $250 million compared to $222 million for the third quarter of 2018, an increase of $28 million (13%). This increase reflects the impact of growth in the annuity business and higher renewal option costs. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, increased 0.05 percentage points to 2.57% in the third quarter of 2019 from 2.52% in the third quarter of 2018 reflecting higher renewal option costs.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Three months ended September 30,
	2019	2018
Cost of equity options (FIAs)	$149	$132
Interest credited:
Traditional fixed annuities	62	59
Fixed component of fixed-indexed annuities	24	20
Immediate annuities	6	6
Pension risk transfer products	2	—
Federal Home Loan Bank advances	7	5
Total cost of funds	$250	$222

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of the stock market and interest rates, for the third quarter of 2019 were $8 million compared to $9 million for the third quarter of 2018, a decrease of $1 million (11%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.02 percentage points to 0.08% from 0.10% in the third quarter of 2019 compared to the third quarter of 2018. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2019	2018
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$3	$4
Change in guaranteed withdrawal benefit reserve	21	22
Change in other benefit reserves	1	(1)
Other annuity benefits	25	25
Offset guaranteed withdrawal benefit fees	(17)	(16)
Other annuity benefits excluding the impact of the stock market and interest rates, net	8	9
Other annuity benefits — impact of the stock market and interest rates	12	13
Other annuity benefits, net	$20	$22

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $12 million in the third quarter of 2019 compared to $13 million in the third quarter of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in the third quarter of 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.11 percentage points to 1.97% from 2.08% in the third quarter of 2019 compared to the same period in 2018 due primarily to lower investment yields and higher renewal option costs. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Excluding the $1 million favorable impact of unlocking, annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $10 million for the third quarter of 2019 compared to $11 million for the third quarter of 2018, a decrease of $1 million (9%). Excluding the impact of unlocking related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated, decreased 0.01 percentage points to 0.08% from 0.09% in the third quarter of 2019 compared to the third quarter of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in 2019.

Annuity Acquisition Expenses
In addition to the impact of unlocking, the following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Three months ended September 30,
	2019	2018
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$64	$60
Unlocking	76	—
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates	(22)	9
Annuity acquisition expenses	$118	$69

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $64 million for the third quarter of 2019 compared to $60 million for the third quarter of 2018, an increase of $4 million (7%), reflecting growth in the annuity business.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in the third quarter of 2019. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to future write-offs of DPAC or the present value of future profits on business in force of companies acquired (“PVFP”).

The negative impact of lower than anticipated interest rates during the third quarter of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. In contrast, the favorable impact of strong stock market performance during the third quarter of 2018 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below illustrates the impact of unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended September 30,
	2019	2018
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.65%	0.65%
Unlocking	0.78%	—%
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.23%)	0.11%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	1.20%	0.76%

Annuity Other Expenses
Annuity other expenses were $35 million for the third quarter of 2019 compared to $32 million for the third quarter of 2018, an increase of $3 million (9%) reflecting growth in the annuity business. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.02 percentage points to 0.34% for the third quarter of 2019 from 0.36% in the third quarter of 2018.

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

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of changes in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2019 unlocking charge) over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Three months ended September 30,
	2019	2018	% Change
Change in the fair value of derivatives related to FIAs	$(81)	$(4)	1,925%
Accretion of guaranteed minimum FIA benefits	(104)	(89)	17%
Other annuity benefits	(12)	(13)	(8%)
Less cost of equity options	149	132	13%
Related impact on the amortization of DPAC	22	(9)	(344%)
Impact on annuity segment earnings before income taxes	$(26)	$17	(253%)

During the third quarter of 2019, the negative impact of significantly lower than anticipated interest rates reduced the annuity segments’ earnings before income taxes by $26 million compared to the $17 million favorable impact of the stock market on annuity earnings before income taxes for the third quarter of 2018, a change of $43 million (253%). In the 2018 quarter, the impact of lower than anticipated interest rates on the fair value of derivatives related to FIAs was more than offset by the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

positive impact of strong stock market performance. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.27% in the third quarter of 2019 compared to a net expense reduction of 0.19% in the third quarter of 2018.

The following table provides analysis of the primary factors impacting the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2019 unlocking charge) on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended September 30,
	2019	2018	% Change
Changes in the stock market, including volatility	$4	$22	(82%)
Changes in interest rates higher (lower) than expected	(30)	(2)	1,400%
Other	—	(3)	(100%)
Impact on annuity segment earnings before income taxes	$(26)	$17	(253%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities in the third quarter of 2019.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.10 percentage points to 1.06% in the third quarter of 2019 from 1.16% in the third quarter of 2018 due primarily to the 0.11 percentage points decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.57 percentage points to 0.78% in the third quarter of 2019 from 1.35% in the third quarter of 2018 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of unlocking discussed below under “Annuity Unlocking.”

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,
	2019	2018
Beginning fixed annuity reserves	$38,680	$34,678
Fixed annuity premiums (receipts)	1,072	1,372
Surrenders, benefits and other withdrawals	(808)	(707)
Interest and other annuity benefit expenses:
Cost of funds	250	222
Embedded derivative mark-to-market	111	223
Change in other benefit reserves	(18)	(14)
Unlocking	(75)	—
Ending fixed annuity reserves	$39,212	$35,774

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$39,212	$35,774
Impact of unrealized investment related gains	269	8
Fixed component of variable annuities	170	176
Annuity benefits accumulated per balance sheet	$39,651	$35,958

Annuity benefits accumulated includes a liability of $611 million at September 30, 2019 and $428 million at September 30, 2018 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates.

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.08 billion in the third quarter of 2019 compared to $1.38 billion in the third quarter of 2018, a decrease of $301 million (22%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended September 30,
	2019	2018	% Change
Financial institutions single premium annuities — indexed	$325	$460	(29%)
Financial institutions single premium annuities — fixed	302	114	165%
Retail single premium annuities — indexed	198	354	(44%)
Retail single premium annuities — fixed	30	17	76%
Broker dealer single premium annuities — indexed	134	322	(58%)
Broker dealer single premium annuities — fixed	9	3	200%
Pension risk transfer	39	56	(30%)
Education market — fixed and indexed annuities	35	46	(24%)
Total fixed annuity premiums	1,072	1,372	(22%)
Variable annuities	5	6	(17%)
Total annuity premiums	$1,077	$1,378	(22%)

Management attributes the 22% decrease in annuity premiums in the third quarter of 2019 compared to the third quarter of 2018 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2018 levels.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Unlocking
AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions annually. Beginning with the third quarter of 2019, AFG moved its unlocking from the fourth quarter to the third quarter and expects to continue to conduct the annual review in the third quarter of each year (consistent with many of its peers). If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter.

The unlocking of the major actuarial assumptions underlying AFG’s annuity operations in the third quarter of 2019 resulted in a net charge related to its annuity business of $1 million, which impacted AFG’s financial statements as follows (in millions):

	Three months ended September 30,
	2019	2018 (*)
Policy charges and other miscellaneous income:
Unearned revenue	$1	$—
Total revenues	1	—
Annuity benefits:
Fixed-indexed annuity embedded derivative	(181)	—
Guaranteed withdrawal benefit reserve	102	—
Other reserves	4	—
Sales inducements asset	1	—
Total annuity benefits	(74)	—
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	76	—
Total costs and expenses	2	—
Net charge	$(1)	$—

(*)	The detailed review of the major actuarial assumptions was conducted in the fourth quarter of 2018.

The net charge from unlocking annuity assumptions in the third quarter of 2019 is due primarily to the unfavorable impacts of a decrease in projected net interest spreads on in-force business (due primarily to lower than previously anticipated reinvestment rates and the impact of lower than previously anticipated interest rates on floating rate investments) and higher assumed persistency in certain blocks of business, offset by lowering projected FIA option costs, including anticipated renewal rate actions. Reinvestment rate assumptions are based primarily on 7-year and 10-year corporate bond yields. For the unlocking in the third quarter of 2019, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.38% for the remainder of 2019, grading up ratably to an ultimate net reinvestment rate of 5.34% in 2029 and beyond.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,
	2019	2018
Earnings on fixed annuity benefits accumulated	$76	$119
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	(3)
Variable annuity earnings	—	1
Earnings before income taxes	$73	$117

(*)
Net investment income (as a % of investments) of 4.62% and 4.70% for the three months ended September 30, 2019 and 2018, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $50 million in the third quarter of 2019 compared to $46 million in the third quarter of 2018, an increase of $4 million (9%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $39 million in the third quarter of 2019 compared to $37 million in the third quarter of 2018, an increase of $2 million (5%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the three months ended September 30, 2019 and 2018 (dollars in millions):

	Three months ended September 30,
	2019	2018	% Change
Revenues:
Life, accident and health net earned premiums	$6	$6	—%
Net investment income	11	10	10%
Other income — P&C fees	17	18	(6%)
Other income	6	9	(33%)
Total revenues	40	43	(7%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	6	7	(14%)
Life, accident and health benefits	9	10	(10%)
Life, accident and health acquisition expenses	2	2	—%
Other expense — expenses associated with P&C fees	11	11	—%
Other expenses (*)	34	35	(3%)
Costs and expenses, excluding interest charges on borrowed money	62	65	(5%)
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(22)	(22)	—%
Interest charges on borrowed money	17	15	13%
Core loss before income taxes, excluding realized gains and losses	(39)	(37)	5%
Pretax non-core special A&E charges	(11)	(9)	22%
GAAP loss before income taxes, excluding realized gains and losses	$(50)	$(46)	9%

(*)	Excludes pretax non-core special A&E charges of $11 million and $9 million in the third quarter of 2019 and 2018, respectively.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $6 million and related benefits and acquisition expenses of $11 million in the third quarter of 2019 compared to net earned premiums of $6 million and related benefits and acquisition expenses of $12 million in the third quarter of 2018. The $1 million (10%) decrease in life, accident and health benefits reflects lower claims in the run-off long-term care insurance businesses.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $11 million in the third quarter of 2019 compared to $10 million in the third quarter of 2018, an increase of $1 million (10%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by approximately $3 million in both the third quarter of 2019 and the third quarter of 2018.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2019, AFG collected $17 million in fees for these services compared to $18 million in the third quarter of 2018. Management views this fee income, net of the $11 million in both the third quarter of 2019 and the third quarter of 2018, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the third quarter of 2019 and the third quarter of 2018, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $2 million in the third quarter of 2019 compared to $5 million in the third quarter of 2018.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $34 million in the third quarter of 2019 compared to $35 million in the third quarter of 2018, a decrease of $1 million (3%).

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $17 million in the third quarter of 2019 compared to $15 million in the third quarter of 2018, an increase of $2 million (13%). The following table details the principal amount of AFG’s long-term debt balances as of September 30, 2019 compared to September 30, 2018 (dollars in millions):

	September 30, 2019	September 30, 2018
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
6-1/4% Subordinated Debentures due September 2054	150	150
6% Subordinated Debentures due November 2055	150	150
5.875% Subordinated Debentures due March 2059	125	—
Other	3	3
Total principal amount of Holding Company Debt	$1,443	$1,318

Weighted Average Interest Rate	4.7%	4.6%

The increase in interest expense and the weighted average interest rate for the third quarter of 2019 as compared to the third quarter of 2018 reflects the issuance of $125 million of 5.875% Subordinated Debentures in March 2019.

Holding Company and Other — Special A&E Charges
As a result of the 2019 and 2018 in-depth internal reviews of A&E exposures discussed under “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development,” AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded pretax special charges of $11 million in the third quarter of 2019 and $9 million in the third quarter of 2018 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in both periods were due primarily to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. AFG also increased its reserve for asbestos and toxic substance exposures arising out of these operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net losses of $18 million in the third quarter of 2019 compared to net gains of $34 million in the third quarter of 2018, a change of $52 million (153%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2019	2018
Realized gains (losses) before impairments:
Disposals	$6	$2
Change in the fair value of equity securities (*)	(15)	33
Change in the fair value of derivatives	2	(2)
Adjustments to annuity deferred policy acquisition costs and related items	(2)	3
	(9)	36
Impairment charges:
Securities	(14)	(2)
Adjustments to annuity deferred policy acquisition costs and related items	5	—
	(9)	(2)
Realized gains (losses) on securities	$(18)	$34

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. The 2019 quarter includes a $24 million net loss on securities that were still held at September 30, 2019 and the 2018 quarter includes a $25 million net gain on securities that were still held at September 30, 2018.

The $15 million net realized loss from the change in the fair value of equity securities in the third quarter of 2019 includes losses of $20 million on investments in energy companies and losses of $13 million on investments in media companies. These losses were partially offset by gains of $10 million on investments in banks and financing companies and $9 million on investments in REITs. The $33 million net realized gain from the change in the fair value of equity securities in the third quarter of 2018 includes gains of $11 million on investments in technology companies, $10 million from investments in communications companies and $8 million on health care-related investments.

The impairment charges in the third quarter of 2019 include $13 million in charges on third-party collateralized loan obligations.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $34 million for the third quarter of 2019 compared to $41 million for the third quarter of 2018, a decrease of $7 million (17%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $4 million for the third quarter of 2019 compared to $1 million for the third quarter of 2018, an increase of $3 million (300%). Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Segmented Statement of Earnings   AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2019 and 2018 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$3,815	$—	$—	$—	$3,815	$—	$3,815
Life, accident and health net earned premiums	—	—	—	17	17	—	17
Net investment income	352	1,334	(11)	35	1,710	—	1,710
Realized gains on securities	—	—	—	—	—	222	222
Income (loss) of MIEs:
Investment income	—	—	206	—	206	—	206
Gain (loss) on change in fair value of assets/liabilities	—	—	(16)	—	(16)	—	(16)
Other income	10	81	(11)	72	152	1	153
Total revenues	4,177	1,415	168	124	5,884	223	6,107

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,341	—	—	—	2,341	18	2,359
Commissions and other underwriting expenses	1,256	—	—	19	1,275	—	1,275
Annuity benefits	—	859	—	—	859	41	900
Life, accident and health benefits	—	—	—	26	26	—	26
Annuity and supplemental insurance acquisition expenses	—	157	—	4	161	20	181
Interest charges on borrowed money	—	—	—	50	50	—	50
Expenses of MIEs	—	—	168	—	168	—	168
Other expenses	34	105	—	149	288	11	299
Total costs and expenses	3,631	1,121	168	248	5,168	90	5,258
Earnings before income taxes	546	294	—	(124)	716	133	849
Provision for income taxes	111	59	—	(27)	143	28	171
Net earnings, including noncontrolling interests	435	235	—	(97)	573	105	678
Less: Net earnings (losses) attributable to noncontrolling interests	(8)	—	—	—	(8)	—	(8)
Core Net Operating Earnings	443	235	—	(97)	581
Non-core earnings attributable to shareholders (a):
Realized gains on securities, net of tax	—	—	—	176	176	(176)	—
Annuity non-core losses, net of tax (b)	—	(48)	—	—	(48)	48	—
Special A&E charges, net of tax	(14)	—	—	(9)	(23)	23	—
Net Earnings Attributable to Shareholders	$429	$187	$—	$70	$686	$—	$686

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2018
Revenues:
Property and casualty insurance net earned premiums	$3,595	$—	$—	$—	$3,595	$—	$3,595
Life, accident and health net earned premiums	—	—	—	18	18	—	18
Net investment income	323	1,219	(11)	21	1,552	—	1,552
Realized losses on securities	—	—	—	—	—	(28)	(28)
Income (loss) of MIEs:
Investment income	—	—	187	—	187	—	187
Gain (loss) on change in fair value of assets/liabilities	—	—	(10)	—	(10)	—	(10)
Other income	8	80	(12)	70	146	—	146
Total revenues	3,926	1,299	154	109	5,488	(28)	5,460

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,188	—	—	—	2,188	18	2,206
Commissions and other underwriting expenses	1,188	—	—	17	1,205	—	1,205
Annuity benefits	—	664	—	—	664	—	664
Life, accident and health benefits	—	—	—	32	32	—	32
Annuity and supplemental insurance acquisition expenses	—	199	—	4	203	—	203
Interest charges on borrowed money	—	—	—	46	46	—	46
Expenses of MIEs	—	—	154	—	154	—	154
Other expenses	31	95	—	137	263	9	272
Total costs and expenses	3,407	958	154	236	4,755	27	4,782
Earnings before income taxes	519	341	—	(127)	733	(55)	678
Provision for income taxes	100	65	—	(27)	138	(12)	126
Net earnings, including noncontrolling interests	419	276	—	(100)	595	(43)	552
Less: Net earnings (losses) attributable to noncontrolling interests	(7)	—	—	—	(7)	—	(7)
Core Net Operating Earnings	426	276	—	(100)	602
Non-core earnings attributable to shareholders (a):
Realized losses on securities, net of tax	—	—	—	(22)	(22)	22	—
Special A&E charges, net of tax	(14)	—	—	(7)	(21)	21	—
Net Earnings Attributable to Shareholders	$412	$276	$—	$(129)	$559	$—	$559

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

Property and Casualty Insurance Segment — Results of Operations   AFG’s property and casualty insurance operations contributed $528 million in GAAP pretax earnings in the first nine months of 2019 compared to $501 million in the first nine months of 2018, an increase of $27 million (5%). Property and casualty core pretax earnings were $546 million in the first nine months of 2019 compared to $519 million in the first nine months of 2018, an increase of $27 million (5%). The increase in GAAP and core pretax earnings reflects higher net investment income in the first nine months of 2019 compared to the same period in 2018. GAAP pretax earnings also reflects special A&E charges of $18 million in both the first nine months of 2019 and 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	Nine months ended September 30,
	2019	2018	% Change
Gross written premiums	$5,550	$5,227	6%
Reinsurance premiums ceded	(1,521)	(1,412)	8%
Net written premiums	4,029	3,815	6%
Change in unearned premiums	(214)	(220)	(3%)
Net earned premiums	3,815	3,595	6%
Loss and loss adjustment expenses (*)	2,341	2,188	7%
Commissions and other underwriting expenses	1,256	1,188	6%
Core underwriting gain	218	219	—%

Net investment income	352	323	9%
Other income and expenses, net	(24)	(23)	4%
Core earnings before income taxes	546	519	5%
Pretax non-core special A&E charges	(18)	(18)	—%
GAAP earnings before income taxes	$528	$501	5%

(*) Excludes pretax non-core special A&E charges of $18 million in both the third quarter of 2019 and 2018.

Combined Ratios:
Specialty lines			Change
Loss and LAE ratio	60.9%	60.8%	0.1%
Underwriting expense ratio	32.9%	33.0%	(0.1%)
Combined ratio	93.8%	93.8%	—%

Aggregate — including exited lines
Loss and LAE ratio	61.8%	61.4%	0.4%
Underwriting expense ratio	32.9%	33.0%	(0.1%)
Combined ratio	94.7%	94.4%	0.3%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $5.55 billion for the first nine months of 2019 compared to $5.23 billion for the first nine months of 2018, an increase of $323 million (6%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2019		2018
	GWP	%	GWP	%	% Change
Property and transportation	$2,131	38%	$1,994	38%	7%
Specialty casualty	2,839	51%	2,667	51%	6%
Specialty financial	580	11%	566	11%	2%
	$5,550	100%	$5,227	100%	6%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for both the first nine months of 2019 and 2018. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2019		2018		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(704)	33%	$(688)	35%	(2%)
Specialty casualty	(807)	28%	(739)	28%	—%
Specialty financial	(119)	21%	(106)	19%	2%
Other specialty	109		121
	$(1,521)	27%	$(1,412)	27%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $4.03 billion for the first nine months of 2019 compared to $3.82 billion for the first nine months of 2018, an increase of $214 million (6%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2019		2018
	NWP	%	NWP	%	% Change
Property and transportation	$1,427	35%	$1,306	34%	9%
Specialty casualty	2,032	50%	1,928	51%	5%
Specialty financial	461	11%	460	12%	—%
Other specialty	109	4%	121	3%	(10%)
	$4,029	100%	$3,815	100%	6%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.82 billion for the first nine months of 2019 compared to $3.60 billion for the first nine months of 2018, an increase of $220 million (6%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2019		2018
	NEP	%	NEP	%	% Change
Property and transportation	$1,323	35%	$1,250	35%	6%
Specialty casualty	1,921	50%	1,790	50%	7%
Specialty financial	458	12%	457	12%	—%
Other specialty	113	3%	98	3%	15%
	$3,815	100%	$3,595	100%	6%

The $323 million (6%) increase in gross written premiums for the first nine months of 2019 compared to the first nine months of 2018 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates increased approximately 3% in the first nine months of 2019. Excluding the workers’ compensation business, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums increased $137 million (7%) in the first nine months of 2019 compared to the first nine months of 2018, due primarily to new business opportunities in the transportation businesses and higher year-over-year premiums in the crop insurance business. Average renewal rates increased approximately 5% for this group in the first nine months of 2019. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the first nine months of 2019 compared to the first nine months of 2018, reflecting lower cessions in the crop insurance business.

Specialty casualty Gross written premiums increased $172 million (6%) in the first nine months of 2019 compared to the first nine months of 2018 due primarily to the addition of premiums from ABA Insurance Services and growth in the excess and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

surplus lines, executive liability and targeted markets businesses. This growth was partially offset by lower premiums in the workers’ compensation businesses. Average renewal rates increased approximately 2% for this group in the first nine months of 2019. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 7%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable for the first nine months of 2019 and the first nine months of 2018.

Specialty financial Gross written premiums increased $14 million (2%) in the first nine months of 2019 compared to the first nine months of 2018 due primarily to higher premiums in the fidelity and equipment leasing businesses, partially offset by lower premiums in the financial institutions business. Average renewal rates for this group increased approximately 1% in the first nine months of 2019. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points for the first nine months of 2019 compared to the first nine months of 2018, reflecting higher cessions in the financial institutions and equipment leasing businesses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $12 million (10%) in the first nine months of 2019 compared to the first nine months of 2018, reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018
Property and transportation
Loss and LAE ratio	68.3%	69.2%	(0.9%)
Underwriting expense ratio	25.5%	26.3%	(0.8%)
Combined ratio	93.8%	95.5%	(1.7%)
Underwriting profit				$81	$56

Specialty casualty
Loss and LAE ratio	61.6%	60.7%	0.9%
Underwriting expense ratio	32.9%	32.6%	0.3%
Combined ratio	94.5%	93.3%	1.2%
Underwriting profit				$106	$119

Specialty financial
Loss and LAE ratio	33.3%	38.0%	(4.7%)
Underwriting expense ratio	53.5%	52.0%	1.5%
Combined ratio	86.8%	90.0%	(3.2%)
Underwriting profit				$60	$46

Total Specialty
Loss and LAE ratio	60.9%	60.8%	0.1%
Underwriting expense ratio	32.9%	33.0%	(0.1%)
Combined ratio	93.8%	93.8%	—%
Underwriting profit				$236	$220

Aggregate — including exited lines
Loss and LAE ratio	61.8%	61.4%	0.4%
Underwriting expense ratio	32.9%	33.0%	(0.1%)
Combined ratio	94.7%	94.4%	0.3%
Underwriting profit				$200	$201

The Specialty property and casualty insurance operations generated an underwriting profit of $236 million for the first nine months of 2019 compared to $220 million for the first nine months of 2018, an increase of $16 million (7%). The higher underwriting profit in the first nine months of 2019 reflects higher underwriting profits in the Property and transportation and Specialty financial sub-segments, partially offset by lower underwriting profit in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Underwriting profit for this group was $81 million for the first nine months of 2019 compared to $56 million for the first nine months of 2018, an increase of $25 million (45%). Higher underwriting results in the transportation and property and inland marine businesses were partially offset by lower underwriting profit in the crop business.

Specialty casualty Underwriting profit for this group was $106 million for the first nine months of 2019 compared to $119 million for the first nine months of 2018, a decrease of $13 million (11%). Higher underwriting profits in the targeted markets and workers’ compensation businesses were more than offset by lower underwriting profits in the excess and surplus lines, executive liability and general liability businesses and higher underwriting losses at Neon.

Specialty financial Underwriting profit for this group was $60 million for the first nine months of 2019 compared to $46 million for the first nine months of 2018, an increase of $14 million (30%) due primarily to higher underwriting profitability in the financial institutions and equipment leasing businesses.

Other specialty This group reported an underwriting loss of $11 million for the first nine months of 2019 compared to $1 million in the first nine months of 2018, an increase of $10 million (1,000%). This change reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first nine months of 2019 compared to the first nine months of 2018.

Aggregate See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2019 and 2018 for a discussion of the $18 million pretax non-core special A&E charges recorded in both the third quarter of 2019 and 2018. AFG also recorded adverse reserve development of $18 million in the first nine months of 2019 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.8% for the first nine months of 2019 compared to 61.4% for the first nine months of 2018, an increase of 0.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2019	2018	2019	2018	Ratio
Property and transportation
Current year, excluding catastrophe losses	$929	$881	70.1%	70.5%	(0.4%)
Prior accident years development	(49)	(43)	(3.7%)	(3.5%)	(0.2%)
Current year catastrophe losses	25	27	1.9%	2.2%	(0.3%)
Property and transportation losses and LAE and ratio	$905	$865	68.3%	69.2%	(0.9%)

Specialty casualty
Current year, excluding catastrophe losses	$1,235	$1,157	64.2%	64.6%	(0.4%)
Prior accident years development	(63)	(87)	(3.2%)	(4.8%)	1.6%
Current year catastrophe losses	12	17	0.6%	0.9%	(0.3%)
Specialty casualty losses and LAE and ratio	$1,184	$1,087	61.6%	60.7%	0.9%

Specialty financial
Current year, excluding catastrophe losses	$168	$175	36.8%	38.2%	(1.4%)
Prior accident years development	(24)	(19)	(5.3%)	(4.1%)	(1.2%)
Current year catastrophe losses	8	18	1.8%	3.9%	(2.1%)
Specialty financial losses and LAE and ratio	$152	$174	33.3%	38.0%	(4.7%)

Total Specialty
Current year, excluding catastrophe losses	$2,411	$2,274	63.2%	63.3%	(0.1%)
Prior accident years development	(134)	(151)	(3.5%)	(4.3%)	0.8%
Current year catastrophe losses	46	64	1.2%	1.8%	(0.6%)
Total Specialty losses and LAE and ratio	$2,323	$2,187	60.9%	60.8%	0.1%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$2,411	$2,273	63.2%	63.3%	(0.1%)
Prior accident years development	(98)	(131)	(2.6%)	(3.7%)	1.1%
Current year catastrophe losses	46	64	1.2%	1.8%	(0.6%)
Aggregate losses and LAE and ratio	$2,359	$2,206	61.8%	61.4%	0.4%
Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 63.2% for the first nine months of 2019 compared to 63.3% for the first nine months of 2018, a decrease of 0.1 percentage points.

Property and transportation   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in the first nine months of 2019 and the first nine months of 2018.

Specialty casualty   The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in the first nine months of 2019 and the first nine months of 2018.

Specialty financial   The 1.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions and fidelity businesses in the first nine months of 2019 compared to the first nine months of 2018.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $134 million in the first nine months of 2019 compared to $151 million in the first nine months of 2018, a decrease of $17 million (11%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Net favorable reserve development of $49 million in the first nine months of 2019 reflects lower than expected claim frequency and severity in the transportation businesses and lower than expected losses in the crop business. Net favorable reserve development of $43 million in the first nine months of 2018 reflects lower than expected losses in the crop business and lower than expected claim severity in the transportation businesses, partially offset by higher than expected claim severity in the Singapore branch and aviation operations.

Specialty casualty Net favorable reserve development of $63 million in the first nine months of 2019 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected claim frequency in general liability contractor claims. Net favorable reserve development of $87 million in the first nine months of 2018 reflects lower than anticipated claim severity in the workers’ compensation businesses, and to a lesser extent, lower than expected claim severity in the executive liability business.

Specialty financial Net favorable reserve development of $24 million in the first nine months of 2019 reflects lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the fidelity business. Net favorable reserve development of $19 million in the first nine months of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $2 million in the first nine months of 2019 compared to net favorable reserve development of $2 million in the first nine months of 2018. The adverse net reserve development in the first nine months of 2019 reflects $6 million of adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001. The net favorable reserve development in the first nine months of 2018 reflects amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001, partially offset by adverse reserve development associated with AFG’s internal reinsurance program.

Special asbestos and environmental reserve charges See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2019 and 2018 for a discussion of the $18 million special A&E charges recorded in both the third quarter of 2019 and 2018.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above and net adverse reserve development of $18 million in the first nine months of 2019 and $2 million in the first nine months of 2018 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $46 million in the first nine months of 2019 resulted primarily from storms and tornadoes in multiple regions of the United States, Hurricane Dorian and Tropical Storm Imelda. Catastrophe losses of $64 million in the first nine months of 2018 resulted primarily from Hurricane Florence, storms and flooding in several regions of the United States and mudslides in California.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.26 billion in the first nine months of 2019 compared to $1.19 billion for the first nine months of 2018, an increase of $68 million (6%). AFG’s underwriting expense ratio was 32.9% for the first nine months of 2019 compared to 33.0% for the first nine months of 2018, a decrease of 0.1 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2019		2018		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$337	25.5%	$329	26.3%	(0.8%)
Specialty casualty	631	32.9%	584	32.6%	0.3%
Specialty financial	246	53.5%	237	52.0%	1.5%
Other specialty	42	37.5%	38	37.8%	(0.3%)
Total Specialty	$1,256	32.9%	$1,188	33.0%	(0.1%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.8 percentage points in the first nine months of 2019 compared to the first nine months of 2018, reflecting higher ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.3 percentage points in the first nine months of 2019 compared to the first nine months of 2018, reflecting lower ceding commissions received from reinsurers in the excess and surplus lines businesses, partially offset by lower underwriting expenses related to the exit of certain lines of business at Neon and the impact of higher net earned premiums at Neon.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.5 percentage points in the first nine months of 2019 compared to the first nine months of 2018, reflecting higher profitability-based commissions paid to agents in the financial institutions business, partially offset by a lower underwriting expense ratio in the fidelity business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $352 million in the first nine months of 2019 compared to $323 million in the first nine months of 2018, an increase of $29 million (9%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2019	2018	Change	% Change
Net investment income	$352	$323	$29	9%

Average invested assets (at amortized cost)	$11,192	$10,405	$787	8%

Yield (net investment income as a % of average invested assets)	4.19%	4.14%	0.05%

Tax equivalent yield (*)	4.36%	4.32%	0.04%

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first nine months of 2019 as compared to the first nine months of 2018 reflects growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.19% for the first nine months of 2019 compared to 4.14% for the first nine months of 2018, an increase of 0.05 percentage points.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $24 million for the first nine months of 2019 compared to $23 million for the first nine months of 2018, an increase of $1 million (4%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2019	2018
Other income	$10	$8
Other expenses
Amortization of intangibles	9	7
Other	25	24
Total other expense	34	31
Other income and expenses, net	$(24)	$(23)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $234 million in GAAP pretax earnings in the first nine months of 2019 compared to $341 million in the first nine months of 2018, a decrease of $107 million (31%). This decrease in AFG’s GAAP annuity segment results for the first nine months of 2019 as compared to the first nine months of 2018 is due primarily to the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to FIAs in the 2019 period compared to the impact of higher than anticipated interest rates in the 2018 period, partially offset by higher unlocking charges in the first nine months of 2018. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions annually. Beginning with the third quarter of 2019, AFG moved its annual unlocking from the fourth quarter to the third quarter and expects to continue to conduct the annual review in the third quarter of each year (consistent with many of its peers). The unlocking of the actuarial assumptions in the third quarter of 2019 resulted in a $1 million net charge to earnings. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018 due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates), resulting in a net charge to earnings of $27 million.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	Nine months ended September 30,
	2019	2018	% Change
Revenues:
Net investment income	$1,334	$1,219	9%
Other income:
Guaranteed withdrawal benefit fees	50	48	4%
Policy charges and other miscellaneous income (a)	31	32	(3%)
Total revenues	1,415	1,299	9%

Costs and Expenses:
Annuity benefits (a)(b)	859	664	29%
Acquisition expenses (a)	157	199	(21%)
Other expenses	105	95	11%
Total costs and expenses	1,121	958	17%
Core earnings before income taxes	294	341	(14%)
Pretax non-core losses (a)	(60)	—	—%
GAAP earnings before income taxes	$234	$341	(31%)

(a)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first nine months of 2019, policy charges and other miscellaneous income excludes the $1 million favorable impact of these items and annuity benefits and acquisition expenses exclude the $41 million and $20 million, respectively, unfavorable impact of these items.

(b)	Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity core earnings before income taxes were $294 million in the first nine months of 2019 compared to $341 million in the first nine months of 2018, a decrease of $47 million (14%). As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first nine months of 2019, the annuity segment’s GAAP earnings before income taxes includes $71 million in pretax losses related to these items (including $11 million in the first quarter). Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, the annuity segment’s core earnings before income taxes for the first nine months of 2019 includes the $11 million unfavorable impact from these items in the first quarter of 2019 and the first nine months of 2018 includes the $18 million favorable impact from these items in that period. Excluding the $11 million unfavorable impact in the first quarter of 2019 and the $18 million favorable impact of these items in the first nine months of 2018, annuity core net operating earnings for the first nine months of 2019 decreased $18 million compared to the first nine months of 2018 reflecting the impact of lower investment yields and higher renewal option costs, partially offset by growth in the business. The table below highlights the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Nine months ended September 30,
	2019	2018	% Change
Earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$305	$323	(6%)
Unlocking	(1)	(27)	(96%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(279)	29	(1,062%)
Accretion of guaranteed minimum FIA benefits	(305)	(253)	21%
Other annuity benefits	(12)	(48)	(75%)
Less cost of equity options	436	365	19%
Related impact on the amortization of deferred policy acquisition costs	90	(48)	(288%)
Earnings before income taxes	$234	$341	(31%)
Annuity benefits consisted of the following (dollars in millions):

	Nine months ended September 30,
	2019			2018			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$294	$—	$294	$265	$—	$265	11%
Accretion of guaranteed minimum FIA benefits	99	206	305	253	—	253	21%
Interest credited — fixed component of variable annuities	3	—	3	4	—	4	(25%)
Cost of equity options	295	(295)	—	—	—	—	—%
Other annuity benefits:
Amortization of sales inducements	10	—	10	14	—	14	(29%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	(12)	(4)	(16)	5	—	5	(420%)
Accretion of benefits and other	60	—	60	55	—	55	9%
Change in expected death and annuitization reserves and other	11	—	11	—	—	—	—%
Change in other benefit reserves — impact of changes in interest rates and the stock market	4	24	28	43	—	43	(35%)
Unlocking	—	(74)	(74)	54	—	54	(237%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	462	362	824	242	—	242	240%
Equity option mark-to-market	(367)	(178)	(545)	(271)	—	(271)	101%
Impact of derivatives related to FIAs	95	184	279	(29)	—	(29)	(1,062%)

Total annuity benefits	$859	$41	$900	$664	$—	$664	36%

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

	Nine months ended September 30,
	2019	2018
Interest credited — fixed	$294	$265
Include cost of equity options	436	365
Cost of funds	730	630

Interest credited — fixed component of variable annuities	3	4
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	81	69
	814	703
Unlocking, changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Unlocking	(74)	54
Impact of derivatives related to FIAs	279	(29)
Accretion of guaranteed minimum FIA benefits	305	253
Other annuity benefits — impact of the stock market and interest rates on FIAs	12	48
Less cost of equity options (included in cost of funds)	(436)	(365)
Total annuity benefits expense	$900	$664

As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first nine months of 2019, annuity benefits expense includes the negative impact of $86 million related to these items (including $45 million in the first quarter). Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, core annuity benefits expense for the first nine months of 2019 includes the $45 million in expense from these items in the first quarter of 2019 and the first nine months of 2018 includes the $39 million favorable impact from these items in that period. Excluding the $45 million expense in the first quarter of 2019 and the $39 million favorable impact of these items in the first nine months of 2018, core annuity benefits expense for the first nine months of 2019 increased $111 million compared to the first nine months of 2018 reflecting growth in the annuity business and higher renewal option costs.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in 2019 and 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Nine months ended September 30,
	2019	2018	% Change
Average fixed annuity investments (at amortized cost)	$37,849	$33,964	11%
Average fixed annuity benefits accumulated	38,075	34,240	11%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.68%	4.76%
Cost of funds	(2.56%)	(2.45%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.10%)	(0.09%)
Net interest spread	2.02%	2.22%

Policy charges and other miscellaneous income (*)	0.08%	0.10%
Acquisition expenses (*)	(0.66%)	(0.67%)
Other expenses	(0.36%)	(0.37%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on FIAs	1.08%	1.28%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs:
Included in core	(0.04%)	0.18%
Annuity non-core earnings (losses)	(0.21%)	—%
Unlocking	—%	(0.11%)
Net spread earned on fixed annuities	0.83%	1.35%

(*)
Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first nine months of 2019 was $1.33 billion compared to $1.22 billion for the first nine months of 2018, an increase of $115 million (9%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields, including lower earnings from equity securities that are carried at fair value through net investment income. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.08 percentage points to 4.68% from 4.76% for the first nine months of 2019 compared to the first nine months of 2018. The decrease in the net investment yield between periods reflects the lower yields on investments accounted for under the equity method and from equity securities carried at fair value through net investment income.

Annuity Cost of Funds
Cost of funds for the first nine months of 2019 was $730 million compared to $630 million for the first nine months of 2018, an increase of $100 million (16%). This increase reflects the impact of growth in the annuity business and higher renewal option costs. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, increased 0.11 percentage points to 2.56% from 2.45% in the first nine months of 2019 compared to the first nine months of 2018 reflecting higher renewal option costs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Nine months ended September 30,
	2019	2018
Cost of equity options (FIAs)	$436	$365
Interest credited:
Traditional fixed annuities	182	176
Fixed component of fixed-indexed annuities	69	57
Immediate annuities	18	18
Pension risk transfer products	4	—
Federal Home Loan Bank advances	21	14
Total cost of funds	$730	$630

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of unlocking and the stock market and interest rates for the first nine months of 2019 were $31 million compared to $21 million for the first nine months of 2018, an increase of $10 million (48%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.01 percentage points to 0.10% from 0.09% in the first nine months of 2019 compared to the first nine months of 2018. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2019	2018
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$10	$14
Change in guaranteed withdrawal benefit reserve	60	55
Change in other benefit reserves	11	—
Other annuity benefits	81	69
Offset guaranteed withdrawal benefit fees	(50)	(48)
Other annuity benefits excluding the impact of the stock market and interest rates, net	31	21
Other annuity benefits — impact of the stock market and interest rates	12	48
Other annuity benefits, net	$43	$69

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $12 million in the first nine months of 2019 compared to $48 million in the first nine months of 2018. This $36 million decrease was the primary cause of the $26 million overall decrease in other annuity benefits, net of guaranteed withdrawal fees in the first nine months of 2019 compared to the first nine months of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefit expense in 2019 and 2018.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.20 percentage points to 2.02% from 2.22% in the first nine months of 2019 compared to the same period in 2018 due primarily to higher renewal option costs and lower investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Policy Charges and Other Miscellaneous Income
Excluding the $1 million favorable impact of unlocking in 2019 and the $1 million unlocking charge in 2018 related to unearned revenue, annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $31 million in the first nine months of 2019 compared to $33 million in the first nine months of 2018, a decrease of $2 million (6%). Excluding the impact of unlocking related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.02 percentage points to 0.08% from 0.10% in the first nine months of 2019 compared to the first nine months of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in 2019 and 2018.

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

	Nine months ended September 30,
	2019	2018
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$191	$178
Unlocking	76	(28)
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates:
Included in core	(34)	49
Annuity non-core earnings (losses)	(56)	—
Annuity acquisition expenses	$177	$199

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $191 million for the first nine months of 2019 compared to $178 million for the first nine months of 2018, an increase of $13 million (7%), reflecting growth in the annuity business.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in 2019 and 2018. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to write-offs of DPAC or present value of future profits on business in force of companies acquired (“PVFP”).

The negative impact of lower than anticipated interest rates during the first nine months of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. In contrast, the positive impact of higher than anticipated interest rates during the first nine months of 2018 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC. The table below illustrates the impact of unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Nine months ended September 30,
	2019	2018
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.66%	0.67%
Unlocking	0.27%	(0.11%)
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.32%)	0.19%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.61%	0.75%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Other Expenses
Annuity other expenses were $105 million for the first nine months of 2019 compared to $95 million for the first nine months of 2018, an increase of $10 million (11%) reflecting growth in the annuity business. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.01 percentage points to 0.36% from 0.37% for the first nine months of 2019 compared to the first nine months of 2018.

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

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition
Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of changes in the fair value of derivatives related to
FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2019 and 2018 unlocking charges) over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Nine months ended September 30,
	2019	2018	% Change
Change in the fair value of derivatives related to FIAs	$(279)	$29	(1,062%)
Accretion of guaranteed minimum FIA benefits	(305)	(253)	21%
Other annuity benefits	(12)	(48)	(75%)
Less cost of equity options	436	365	19%
Related impact on the amortization of DPAC	90	(48)	(288%)
Impact on annuity segment earnings before income taxes	$(70)	$45	(256%)

During the first nine months of 2019, the negative impact of significantly lower than anticipated interest rates, partially offset by the positive impact of strong stock market performance, reduced the annuity segments’ earnings before income taxes (excluding unlocking) by $70 million compared to the $45 million favorable impact of the stock market and interest rates (excluding unlocking) on annuity earnings before income taxes for the first nine months of 2018, a change of $115 million (256%). In the first nine months of 2018, the impact of higher than expected interest rates and strong stock market performance was partially offset by the negative impact of higher than expected option costs. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.25% in the first nine months of 2019 compared to a net expense reduction of 0.18% in the first nine months of 2018.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table provides analysis of the primary factors impacting the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2019 and 2018 unlocking charges) on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Nine months ended September 30,
	2019	2018	% Change
Change in the stock market, including volatility	$44	$28	57%
Changes in interest rates higher (lower) than expected	(113)	37	(405%)
Other	(1)	(20)	(95%)
Impact on annuity segment earnings before income taxes	$(70)	$45	(256%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities in 2019 and 2018.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.20 percentage points to 1.08% in the first nine months of 2019 from 1.28% in the first nine months of 2018 due primarily to the 0.20 percentage point decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.52 percentage points to 0.83% in the first nine months of 2019 from 1.35% in the first nine months of 2018 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of unlocking discussed below under “Annuity Unlocking.”

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine months ended September 30,
	2019	2018
Beginning fixed annuity reserves	$36,431	$33,005
Fixed annuity premiums (receipts)	3,805	3,906
Surrenders, benefits and other withdrawals	(2,431)	(2,040)
Interest and other annuity benefit expenses:
Cost of funds	730	630
Embedded derivative mark-to-market	824	242
Change in other benefit reserves	(72)	(24)
Unlocking	(75)	55
Ending fixed annuity reserves	$39,212	$35,774

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$39,212	$35,774
Impact of unrealized investment gains	269	8
Fixed component of variable annuities	170	176
Annuity benefits accumulated per balance sheet	$39,651	$35,958

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $3.82 billion in the first nine months of 2019 compared to $3.93 billion in the first nine months of 2018, a decrease of $104 million (3%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Nine months ended September 30,
	2019	2018	% Change
Financial institutions single premium annuities — indexed	$1,178	$1,321	(11%)
Financial institutions single premium annuities — fixed	959	350	174%
Retail single premium annuities — indexed	773	1,026	(25%)
Retail single premium annuities — fixed	95	60	58%
Broker dealer single premium annuities — indexed	550	936	(41%)
Broker dealer single premium annuities — fixed	23	10	130%
Pension risk transfer	99	57	74%
Education market — fixed and indexed annuities	128	146	(12%)
Total fixed annuity premiums	3,805	3,906	(3%)
Variable annuities	16	19	(16%)
Total annuity premiums	$3,821	$3,925	(3%)

Management attributes the 3% decrease in annuity premiums in the first nine months of 2019 compared to the first nine months of 2018 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2018 levels.

Annuity Unlocking
In the third quarter of 2019 and the second quarter of 2018, AFG recorded net charges of $1 million and $27 million, respectively, related to its annuity business as a result of unlocking certain actuarial assumptions underlying its annuity operations, which impacted AFG’s financial statements as follows (in millions):

	Nine months ended September 30,
	2019	2018
Policy charges and other miscellaneous income:
Unearned revenue	$1	$(1)
Total revenues	1	(1)
Annuity benefits:
Fixed-indexed annuities embedded derivative	(181)	44
Guaranteed withdrawal benefit reserve	102	11
Other reserves	4	—
Sales inducements asset	1	(1)
Total annuity benefits	(74)	54
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	76	(28)
Total costs and expenses	2	26
Net charge	$(1)	$(27)

See “Annuity Unlocking” under “Annuity Segment — Results of Operations” for the quarters ended September 30, 2019 and 2018 for a discussion of the charge from the unlocking of actuarial assumptions in the third quarter of 2019.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine months ended September 30,
	2019	2018
Earnings on fixed annuity benefits accumulated	$238	$348
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(7)	(10)
Variable annuity earnings	3	3
Earnings before income taxes	$234	$341

(*)
Net investment income (as a % of investments) of 4.68% and 4.76% for the nine months ended September 30, 2019 and 2018, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations   AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $135 million in the first nine months of 2019 compared to $136 million in the first nine months of 2018, a decrease of $1 million (1%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $124 million in the first nine months of 2019 compared to $127 million in the first nine months of 2018, a decrease of $3 million (2%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	Nine months ended September 30,
	2019	2018	% Change
Revenues:
Life, accident and health net earned premiums	$17	$18	(6%)
Net investment income	35	21	67%
Other income — P&C fees	52	50	4%
Other income	20	20	—%
Total revenues	124	109	14%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	19	17	12%
Life, accident and health benefits	26	32	(19%)
Life, accident and health acquisition expenses	4	4	—%
Other expense — expenses associated with P&C fees	33	33	—%
Other expenses (*)	116	104	12%
Costs and expenses, excluding interest charges on borrowed money	198	190	4%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(74)	(81)	(9%)
Interest charges on borrowed money	50	46	9%
Core loss before income taxes, excluding realized gains and losses	(124)	(127)	(2%)
Pretax non-core special A&E charges	(11)	(9)	22%
GAAP loss before income taxes, excluding realized gains and losses	$(135)	$(136)	(1%)

(*)	Excludes pretax non-core special A&E charges of $11 million and $9 million in the third quarter of 2019 and 2018, respectively.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $17 million and related benefits and acquisition expenses of $30 million in the first nine months of 2019 compared to net earned premiums of $18 million and related benefits and acquisition expenses of $36 million in the first nine months of 2018. The $6 million (19%) decrease in life, accident and health benefits reflects lower claims in the run-off life and long-term care insurance businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity operations of $35 million in the first nine months of 2019 compared to $21 million in the first nine months of 2018, an increase of $14 million (67%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $12 million in the first nine months of 2019 compared to $1 million in the first nine months of 2018.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2019, AFG collected $52 million in fees for these services compared to $50 million in the first nine months of 2018. Management views this fee income, net of the $33 million in both the first nine months of 2019 and 2018, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. The increase in fee income for the first nine months of 2019 compared to the first nine months of 2018 is due primarily to higher fee income at Neon. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $11 million and $12 million in the first nine months of 2019 and 2018, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $9 million in the first nine months of 2019 compared to $8 million the first nine months of 2018.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded other expenses of $116 million in the first nine months of 2019 compared to $104 million the first nine months of 2018, an increase of $12 million (12%). This increase reflects a $3 million charitable donation in the first nine months of 2019 and higher holding company expenses related to employee benefit plans that are tied to stock market performance in the first nine months of 2019 compared to the first nine months of 2018, partially offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations in the second quarter of 2018.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity operations recorded interest expense of $50 million in the first nine months of 2019 compared to $46 million in the first nine months of 2018, an increase of $4 million (9%).

The increase in interest expense for the first nine months of 2019 as compared to the first nine months of 2018 reflects the issuance of $125 million of 5.875% Subordinated Debentures in March 2019.

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2019 and 2018 for a discussion of the $11 million and $9 million in non-core special A&E charges recorded in the third quarter of 2019 and 2018, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities   AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net gains of $222 million in the first nine months of 2019 compared to a net loss of $28 million in the first nine months of 2018, a change of $250 million (893%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2019	2018
Realized gains (losses) before impairments:
Disposals	$11	$11
Change in the fair value of equity securities (*)	211	(39)
Change in the fair value of derivatives	14	(8)
Adjustments to annuity deferred policy acquisition costs and related items	(1)	11
	235	(25)
Impairment charges:
Securities	(20)	(3)
Adjustments to annuity deferred policy acquisition costs and related items	7	—
	(13)	(3)
Realized gains (losses) on securities	$222	$(28)

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. These amounts include a $146 million net gain on securities that were still held at September 30, 2019 and a $51 million net loss on securities that were still held at September 30, 2018.

The $211 million net realized gain from the change in the fair value of equity securities in the first nine months of 2019 includes gains of $80 million on investments in banks and financing companies, $22 million from investments in media companies, $21 million on investments in asset management companies and $19 million on insurance companies. The $39 million net realized loss from the change in the fair value of equity securities in the first nine months of 2018 includes losses of $15 million on investments in real estate investment trusts, $27 million on investments in banks and financing companies and $14 million on investments in media companies and gains of $18 million on investments in technology companies.

The impairment charges in the first nine months of 2019 include $15 million in charges on third-party collateralized loan obligations.

Consolidated Income Taxes   AFG’s consolidated provision for income taxes was $171 million for the first nine months of 2019 compared to $126 million for the first nine months of 2018, an increase of $45 million (36%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests   AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $8 million for the first nine months of 2019 compared to $7 million for the first nine months of 2018, an increase of $1 million (14%). Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3
Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2019, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2018 Form 10-K.

ITEM 4
Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems such as the new investment accounting software system implemented in the second quarter of 2019. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2
Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first nine months of 2019. As of September 30, 2019, there were 5,000,000 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019.

AFG acquired 46,989 shares of its Common Stock (at an average of $99.06 per share) in the first six months of 2019 and 80 shares (at $105.40 per share) in July 2019 in connection with its stock incentive plans.

ITEM 6
Exhibits

Number	Exhibit Description
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

AMERICAN FINANCIAL GROUP, INC. 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

November 5, 2019	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer