Form 10-K
period 2019-12-31
AMERICAN FINANCIAL GROUP INC
filed 2020-02-25
CIK 1042046

_____________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
Commission File No. 1-13653

AMERICAN FINANCIAL GROUP, INC.
Incorporated under the Laws of Ohio                                                                                             IRS Employer I.D. No. 31-1544320
301 East Fourth Street, Cincinnati, Ohio 45202
(513) 579-2121

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AFG	New York Stock Exchange
6% Subordinated Debentures due November 15, 2055	AFGH	New York Stock Exchange
5.875% Subordinated Debentures due March 30, 2059	AFGB	New York Stock Exchange
5.125% Subordinated Debentures due December 15, 2059	AFGC	New York Stock Exchange
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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $8.31 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 90,339,433 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2020.
________________________
Documents Incorporated by Reference:
Proxy Statement for 2020 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).
_____________________________________________________________________________________________________

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

•
changes in insurance law or regulation, including changes in statutory accounting rules and changes in regulation of the Lloyd’s market, including modifications to capital requirements; changes in costs associated with the exit from the Lloyd’s market and the run-off of AFG’s Lloyd’s based insurer, Neon;

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

PART I
Item 1. Business
Introduction
American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets. The members of the Great American Insurance Group have been in business for over 145 years. Management believes that over 55% of the 2019 gross written premiums in AFG’s Specialty property and casualty group are produced by “top 10” ranked businesses and that AFG was also a “top ten” provider of fixed annuities in 2019, including the second largest seller of fixed-indexed annuities (“FIAs”) through financial institutions. AFG’s in-house team of investment professionals oversees the Company’s $55.25 billion investment portfolio.

AFG’s address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.) See Note C — “Segments of Operations” to the financial statements for information on AFG’s assets, revenues and earnings before income taxes by segment.

Building Long-Term Value for AFG Shareholders

AFG allows each of its businesses the autonomy to make decisions related to underwriting, claims and policy servicing. This entrepreneurial business model promotes agility, innovative product design, unique applications of pricing segmentation, as well as developing distribution strategies and building relationships in the markets served. Management believes that AFG’s ability to grow book value per share at a double-digit annual rate over time is evidence that the Company’s culture, business model and employee incentive plans create a compelling structure to build long-term value for AFG’s shareholders.

As highlighted in the illustration below, over the past 20 or so years, AFG has sharpened its focus on the businesses that management knows best. This has been accomplished through organic growth, carefully selected acquisitions, start-ups, and dispositions of underperforming or peripheral businesses. In August 2019, AFG announced the newly formed Accident & Health division. This business will build upon Great American’s existing array of Accident & Health Insurance coverages, focusing on customized coverages for organizations and educational institutions. In December 2019, AFG initiated plans to exit the Lloyd’s of London property and casualty market in 2020. AFG’s Lloyd’s operation, Neon (and its predecessor, Marketform), failed to achieve AFG’s profitability objectives since the purchase of Marketform in 2008. The exit from this business will allow AFG to reallocate capital to other insurance businesses and opportunities that have the potential to earn targeted returns on investment.

Timeline of Selected Start-ups, Acquisitions and Dispositions

Decision to exit the Lloyd's market; runoff of Neon

Start-up of Accident & Health Division

Acquired Atlas Financial paratransit business

2019

Acquired ABA Insurance Services Inc. (ABAIS)

Acquired Tank Owner Members Insurance Company (TOMIC) business

2018

Acquired remaining 49% of NATL shares not owned by AFG

Start-up of El Aguila Specialty P&C Division

2016

Sale of long-term care business

Start-up of Great American's Singapore branch

Start-up of M&A Liability Division

2015

Acquisition of Summit Holdings Southeast, Inc.

Start-up of Aviation Division

Acquisition of Public Sector renewal rights

2014

Start-up of Professional Liability Division

2013

Acquisition of Employers Comp Associates (ECA)

Start-up of Public Sector Division

Sale of Medicare supplement & critical illness businesses

2012

Acquisition of Vanliner

2010

Start-up of Environmental Division

Acquisitions of Strategic Comp & Marketform Group Ltd.

2008

Acquired all minority shares of Great American Financial Resources, Inc.

2007

IPO of National Interstate Corporation

Acquisition of Farmer's Crop Insurance Alliance

2005

IPO of Infinity Property and Casualty; exit personal auto business

2003

Start-up of Financial Institution Services

2000

Sale of Commercial Lines Division

1998

Start-Ups | Acquisitions | Dispositions

Property and Casualty Insurance Segment

General
AFG’s property and casualty insurance operations provide a wide range of commercial coverages through 34 insurance businesses (at December 31, 2019) that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations had approximately 6,800 employees as of December 31, 2019. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2019 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Insurance Group
Great American Insurance	A+	A+	$4,857
National Interstate	A+	not rated	816
Summit (Bridgefield Casualty and Bridgefield Employers)	A	A+	602
Republic Indemnity	A	A+	202
Neon Lloyd’s Syndicate	A	A+	567
Mid-Continent Casualty	A+	A+	142
Other			113
			$7,299

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in this Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 90% of AFG’s direct written premiums in 2019, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 92.4% for the period 2010 to 2019 as compared to 100.6% for the property and casualty commercial lines industry over the same period. AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.

(*)
The sources of the commercial lines industry ratios are © 2019 Conning, Inc.’s Property–Casualty Forecast & Analysis (Fourth Quarter 2019 Edition, used with permission) for 2019 and © 2019 A.M. Best Company’s Review & Preview Reports for the preceding years.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2019	2018	2017
Gross written premiums	$7,299	$6,840	$6,502
Ceded reinsurance	(1,957)	(1,817)	(1,751)
Net written premiums	$5,342	$5,023	$4,751

Net earned premiums	$5,185	$4,865	$4,579
Loss and LAE	3,207	2,985	2,884
Special asbestos and environmental (“A&E”) charges	18	18	89
Neon exited lines charge	76	—	(18)
Underwriting expenses	1,672	1,560	1,382
Underwriting gain	$212	$302	$242

GAAP ratios:
Loss and LAE ratio	63.0%	61.7%	64.5%
Underwriting expense ratio	32.8%	32.1%	30.2%
Combined ratio	95.8%	93.8%	94.7%

Statutory ratios:
Loss and LAE ratio	61.3%	60.2%	63.0%
Underwriting expense ratio	31.6%	31.6%	30.1%
Combined ratio	92.9%	91.8%	93.1%

Industry statutory combined ratio (a)
All lines	96.8%	101.5%	104.0%
Commercial lines	97.6%	102.0%	102.1%

(a)
The sources of the industry ratios are © 2019 Conning, Inc.’s Property–Casualty Forecast & Analysis (Fourth Quarter 2019 Edition, used with permission) for 2019 and © 2019 A.M. Best Company’s Review & Preview Report (February 2019 Edition) for 2018 and 2017.

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $60 million in 2019, $103 million in 2018 and $140 million in 2017 and are included in the table above.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and through the purchase of reinsurance. AFG’s net exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years (a “500-year event”) is expected to be approximately 6% of AFG’s Shareholders’ Equity.

Property and Casualty Insurance Products
AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. The following are examples of AFG’s specialty businesses grouped by sub-segment:

Property and Transportation
Agricultural-related
Federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop-hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile
Coverage for vehicles (such as buses and trucks) in a broad range of businesses including the moving and storage and transportation industries, as well as alternative risk transfer programs, and a specialized physical damage product for the trucking industry.

Property, Inland Marine and Ocean Marine	Coverage primarily for commercial properties, builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

Specialty Casualty
Excess and Surplus	Liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

Executive and Professional Liability	Coverage for directors and officers of businesses and non-profit organizations, errors and omissions, cyber, and mergers and acquisitions.

General Liability	Coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.

Targeted Programs
Coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Umbrella and Excess Liability	Coverage in excess of primary layers.

Workers’ Compensation	Coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial
Fidelity and Surety	Fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and lender-placed mortgage property insurance.

Management believes specialization is the key element to the underwriting success of these business units. These specialty businesses are opportunistic and premium volume will vary based on prevailing market conditions. AFG continually evaluates expansion in existing markets and opportunities in new specialty markets that meet its profitability objectives. Likewise, AFG will withdraw from markets that do not meet its profit objectives or business strategy.

2019 SPECIALTY PROPERTY AND CASUALTY BY SUB-SEGMENT

(*)	Excludes underwriting profits and losses recorded outside of AFG’s Specialty property and casualty group.

Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Property and transportation	$1,876	$1,754	$1,765
Specialty casualty	2,701	2,509	2,280
Specialty financial	617	602	596
Other specialty (*)	148	158	110
	$5,342	$5,023	$4,751

(*)	Premiums assumed by AFG’s internal reinsurance program from the operations that make up AFG’s Specialty property and casualty insurance sub-segments.

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2019, 2018 and 2017 is shown below. Just under 10% of AFG’s direct written premiums in 2019 were derived from non U.S.-based insurers.
In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. Neon generated approximately 85% of the non U.S.-based direct written premiums in 2019.

	2019	2018	2017		2019	2018	2017
California	13.4%	13.5%	13.2%	Pennsylvania	2.6%	2.5%	2.4%
Florida	10.1%	10.0%	10.0%	New Jersey	2.5%	2.6%	2.6%
Texas	6.9%	6.8%	6.2%	Iowa	2.2%	2.3%	2.4%
New York	6.7%	6.8%	6.6%	Kansas	2.2%	2.3%	2.2%
Illinois	5.5%	5.3%	5.6%	North Carolina	2.0%	2.1%	2.1%
Georgia	3.3%	3.3%	3.2%	Indiana	2.0%	1.9%	1.9%
Missouri	2.6%	2.5%	2.8%	Other	38.0%	38.1%	38.8%
					100.0%	100.0%	100.0%

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

Reinsurance is provided on either a facultative or treaty basis. Facultative reinsurance is generally provided on a risk-by-risk basis. Individual risks are ceded and assumed based on an offer and acceptance of risk by each party to the transaction. AFG purchases facultative reinsurance, both pro rata and excess of loss, depending on the risk and available reinsurance markets. Treaty reinsurance provides for risks meeting prescribed criteria to be automatically ceded and assumed according to contract provisions.

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

In early 2019, Neon launched its second insurance-linked securities transaction through NCM Re (UK PCC) Ltd. (“NCM Re”), which provided $77 million in collateralized quota share reinsurance that assumed 17.1% of the Neon Lloyd’s syndicate’s property treaty reinsurance and direct and facultative portfolios. Losses are recovered from NCM Re before Neon’s catastrophe excess of loss reinsurance coverage applies. In addition to NCM Re, in 2019 Neon placed a quota share treaty, which covered 12.8% of Neon’s gross property losses. Also in 2019, Neon placed a 25.5% quota share reinsurance treaty, which covered its property insurance and a further 7.1% quota share treaty, which covered its property insurance placed under binding authorities.

In January 2020, AFG’s property and casualty insurance subsidiaries renewed substantially all of their catastrophe reinsurance coverages. For AFG’s U.S.-based operations, the Company continued to place $85 million of coverage in excess of a $15 million per event primary retention in the traditional reinsurance markets. In addition, AFG’s U.S.-based operations have a $34 million layer of coverage in excess of $100 million in catastrophe losses that will be up for renewal in June 2020. Neon placed $130 million of coverage in excess of a $15 million per event primary retention and $30 million of coverage in excess of $15 million per event on assumed business. In addition to Neon’s catastrophe excess of loss reinsurance coverage, Neon has placed a quota share treaty which covers 20% of Neon’s gross property losses with a $310 million event limit (maximum $62 million recoverable) and a further 25% quota share treaty covering its property insurance with a $185 million event limit (maximum $46 million recoverable), which supplements its catastrophe excess of loss reinsurance. Recoveries from Neon’s property insurance quota share treaties apply before calculating losses recoverable from the catastrophe excess of loss reinsurance.

In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain supplemental catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $134 million of traditional catastrophe reinsurance (per occurrence and annual aggregate) occurring until December 31, 2020. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Through December 31, 2019, AFG’s incurred catastrophe losses have not reached the level of attachment for the catastrophe bond structure. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year.

The commercial marketplace requires large policy limits ($25 million or more) in several of AFG’s lines of business, including certain property, environmental, aviation, executive and professional liability, umbrella and excess liability, and fidelity and surety coverages. Since these limits exceed management’s desired exposure to an individual risk, AFG generally enters into reinsurance agreements to reduce its net exposure under such policies to an acceptable level. Reinsurance continues to be available for this large line capacity exposure with satisfactory pricing and terms.

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 11% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2019: Hannover Rueck SE, Munich Reinsurance America, Inc. and Swiss Reinsurance America Corporation. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $137 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2020:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	3	37	—%	—	3
Other Workers’ Compensation	2	48	—%	—	2
Commercial Umbrella	2	48	10%	5	7
Property — General	5	45	—%	—	5
Property — Catastrophe (c)	15	119	—%	—	15
Neon Lloyd’s Syndicate
Property — Catastrophe (direct) (c)	15	130	—%	—	15
Property — Catastrophe (assumed) (c)	15	30	—%	—	15

(a)	Includes the participation of AFG’s internal reinsurance program.

(b)	Maximum loss per event for claims up to reinsurance coverage limit.

(c)	Additional catastrophe coverage is provided by the Riverfront Re Ltd. catastrophe bond described above.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit-sharing provision. During both 2019 and 2018, AFG reinsured 50% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2020, AFG expects to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “recoverables from reinsurers” included approximately $109 million on paid losses and LAE and $3.02 billion on unpaid losses and LAE at December 31, 2019. These amounts are net of allowances of approximately $18 million for doubtful collection of reinsurance recoverables. The collectibility of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2019	2018	2017
Reinsurance ceded	$1,957	$1,817	$1,751
Reinsurance ceded, excluding crop	1,371	1,202	1,076
Reinsurance assumed — including involuntary pools and associations	255	214	192

Loss and Loss Adjustment Expense Reserves
The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG’s insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations, actuarial projections and management’s judgment. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations. Generally, reserves for reinsurance assumed and involuntary pools and associations are reflected in AFG’s results at the amounts reported by those entities. See Note P — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for information on the development of AFG’s liability for unpaid losses and loss adjustment expenses by accident year as well as a progression of the liability on a GAAP basis over the past three years.

A reconciliation of the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) to the liability reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2019 follows (in millions):

Liability reported on a SAP basis, net of $131 million of retroactive reinsurance	$6,539
Reinsurance recoverables, net of allowance	3,024
Other, including reserves of foreign insurers	669
Liability reported on a GAAP basis	$10,232

Asbestos and Environmental-related (“A&E”) Insurance Reserves   AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written more than thirty years ago. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Note N — “Contingencies” to the financial statements.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2019	2018	2017
Reserves at beginning of year	$395	$403	$337
Incurred losses and LAE	18	18	89
Paid losses and LAE	(30)	(26)	(23)
Reserves at end of year, net of reinsurance recoverable	383	395	403
Reinsurance recoverable, net of allowance	146	129	125
Gross reserves at end of year	$529	$524	$528

In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years. AFG has historically conducted an external study every two years. The most recent external study was in the third quarter of 2017, and AFG is currently evaluating the frequency of future external studies.
An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2019 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel and an outside consultant. As a result of the review, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $3 million (net of reinsurance) and its environmental reserves by $15 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

The increase in property and casualty environmental reserves in 2019 (as well as in 2018 and 2017) was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in this review.

As a result of the in-depth internal review of AFG’s A&E reserves completed in the third quarter of 2018, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $6 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance).

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

Competition
AFG’s property and casualty insurance businesses compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. See Item 1A — Risk Factors. AFG also competes with self-insurance plans, captive programs and risk retention groups. Due to the specialty nature of these coverages, competition is based primarily on service to policyholders and agents, specific characteristics of products offered and reputation for claims handling. Financial strength ratings, price, commissions and profit-sharing terms are also important factors. Management believes that sophisticated data analysis for refinement of risk profiles, extensive specialized knowledge and loss prevention service have helped AFG compete successfully.

Annuity Segment

General
AFG’s annuity business is focused on the sale of fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets through independent producers and through direct relationships with certain financial institutions. The Company has a long history in the annuities industry, long-term agent relationships and a reputation for simple, consumer-friendly products. Disciplined product management and operations have enabled AFG to maintain a consistent crediting rate strategy and low-cost structure. AFG’s annuity products are designed to be simple and easy to understand. Lower upfront commissions and bonuses as compared to many competitors allows the Company to pay higher annual crediting rates. In the current low interest rate environment, management is focused on earning the appropriate returns on AFG’s products rather than growing premiums. The annuity operations had approximately 600 employees at December 31, 2019.

Annuity Segment Overview

(*)	Market rankings through September 30, 2019, as reported by LIMRA for deferred annuities.

As highlighted in the table below, AFG’s annuity business has achieved double digit compounded annual growth rates (“CAGR”) and more than tripled core earnings, premiums and assets over the last ten years. At the same time, management has successfully reduced costs per policy and significantly improved return on equity for the annuity segment.

Growth in Annuity Earnings, Premiums and Assets

AFG’s annuity operations are conducted primarily through the subsidiaries listed in the following table, which includes 2019 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$4,799	436,000	A	A+
Annuity Investors Life Insurance Company	161	107,000	A	A+

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

Due to the deposit-type nature of annuities, annuity premiums received and benefit payments are recorded as increases or decreases in the annuity benefits accumulated liability rather than as revenue and expense under GAAP. Statutory premiums of AFG’s annuity operations for the last three years were as follows (in millions):

	Statutory Premiums
	2019	2018	2017
Financial institutions single premium annuities — indexed	$1,537	$1,776	$1,711
Financial institutions single premium annuities — fixed	1,229	492	622
Retail single premium annuities — indexed	943	1,418	990
Retail single premium annuities — fixed	120	87	70
Broker dealer single premium annuities — indexed	657	1,271	733
Broker dealer single premium annuities — fixed	32	14	7
Pension risk transfer	257	132	6
Education market — fixed and indexed annuities	164	192	174
Total fixed annuity premiums	4,939	5,382	4,313
Variable annuities	21	25	28
Total annuity premiums	$4,960	$5,407	$4,341

Annuities are long-term retirement saving instruments that benefit from income accruing on a tax-deferred basis. The issuer of the annuity collects premiums, credits interest or earnings on the policy and pays out a benefit upon death, surrender or annuitization. Single premium annuities are generally issued in exchange for a one-time, lump-sum premium payment. Certain annuities, primarily in the education market, have premium payments that are flexible in both amount and timing as determined by the policyholder and are generally made through payroll deductions.

Annuity contracts are generally classified as either fixed rate (including indexed) or variable. With a traditional fixed rate annuity, AFG seeks to maintain a desired spread between the yield on its investment portfolio and the rate it credits to policyholders. AFG accomplishes this by: (i) offering crediting rates that it has the option to change after any initial guarantee period (subject to minimum interest rate and other contractual guarantees); (ii) designing annuity products that encourage persistency; and (iii) maintaining an appropriate matching of the duration of assets and liabilities.

An indexed annuity provides policyholders with the opportunity to receive a crediting rate tied, in part, to the performance of an existing stock market or other financial index (generally the S&P 500) or other external rate, price, or unit value (an “index”). A fixed-indexed annuity protects against the related downside risk through a guarantee of principal (excluding surrender charges, market value adjustments, and certain benefit charges). In 2018, AFG began offering variable-indexed annuities, which are similar to fixed-indexed annuities except that the product offers greater upside participation in the selected index as compared to a fixed-indexed annuity and replaces the guarantee of principal in a fixed-indexed annuity with a guaranteed maximum loss. AFG purchases and sells call and put options designed to substantially offset the effect of the index participation in the liabilities associated with indexed annuities.

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

The profitability of a fixed annuity business is largely dependent on the ability of a company to earn income on the assets supporting the business in excess of the amounts credited to policyholder accounts plus expenses incurred (earning a “spread”). Performance measures such as net spread earned are often presented by annuity businesses to help users of their financial statements better understand the company’s performance. The following table shows the earnings before income taxes, as well as the net spread earned on fixed annuities, for the annuity segment both before and after the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Year ended December 31,
	2019	2018	2017
Annuity earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$409	$409	$388
Unlocking	(1)	(31)	(3)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs (a):
Change in fair value of derivatives related to FIAs	(294)	(51)	(70)
Accretion of guaranteed minimum FIA benefits	(408)	(347)	(289)
Other annuity benefits	(14)	(83)	(58)
Less cost of equity options	586	506	395
Related impact on the amortization of deferred policy acquisition costs (b)	84	(42)	17
Annuity segment earnings before income taxes	$362	$361	$380

Net spread earned on fixed annuities — before impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	1.08%	1.20%	1.25%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	(0.12%)	(0.04%)	(0.01%)
Unlocking	—%	(0.09%)	(0.01%)
Net spread earned on fixed annuities	0.96%	1.07%	1.23%

(a)
FIAs provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative with a fair value of $3.73 billion at December 31, 2019) and the related call and put options (net fair value of $923 million at December 31, 2019) are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

(b)	An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Marketing
AFG sells its single premium annuities, excluding financial institution production (discussed below), primarily through a retail network of approximately 60 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct approximately 1,000 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain financial institutions and through independent agents and brokers. The table below highlights the percentage of AFG’s total annuity premiums generated through its top five financial institution relationships (ranked based on 2019 statutory premiums):

	2019	2018	2017
Wells Fargo & Company	12.0%	7.4%	8.1%
The PNC Financial Services Group, Inc.	8.8%	6.6%	9.1%
Regions Financial Corporation	6.7%	4.8%	6.5%
BB&T Corporation	5.1%	3.7%	5.5%
LPL Financial	4.4%	4.8%	5.5%
In the education market, schools may allow employees to save for retirement through contributions made on a before-tax basis. Federal income taxes are not payable on pretax contributions or earnings until amounts are withdrawn. AFG sells its education market annuities through regional and national agencies.

AFG is licensed to sell its fixed annuity products in all states except New York; it is licensed to sell its variable annuity products in all states except New York and Vermont. At December 31, 2019, AFG had approximately 544,000 annuity policies in force. The states that accounted for 5% or more of AFG’s statutory annuity premiums in 2019 and the comparable preceding years are shown below:

	2019	2018	2017
California	9.9%	10.2%	10.0%
Florida	8.3%	8.1%	7.3%
North Carolina	6.0%	4.5%	4.8%
Ohio	5.9%	5.2%	5.4%
Pennsylvania	5.2%	5.5%	6.1%
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

No single insurer dominates the markets in which AFG’s annuity businesses compete. See Item 1A — Risk Factors. AFG’s competitors include (i) individual insurers and insurance groups, (ii) mutual funds and (iii) other financial institutions. In a broader sense, AFG’s annuity businesses compete for retirement savings with a variety of financial institutions offering a full range of financial services. In the financial institution annuity market, AFG’s annuities compete directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale. In addition, over the last few years, several offshore and/or hedge fund companies have made significant acquisitions of annuity businesses, resulting in annuity groups that are larger in size than AFG’s annuity business.

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

Other Operations

AFG ceased new sales of long-term care insurance in January 2010 and sold substantially all of its run-off long-term care business in December 2015. The legal entities sold in 2015, United Teacher Associates Insurance Company and Continental General Insurance Company, contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Renewal premiums on the remaining small block of long-term care policies (which are guaranteed renewable) covering approximately 1,500 lives will be accepted unless those policies lapse. At December 31, 2019, AFG’s long-term care insurance reserves were $46 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in-force block of approximately 88,000 policies and $9.53 billion gross ($3.30 billion net of reinsurance) of life insurance in force at December 31, 2019. Renewal premiums, net of reinsurance, were $22 million in 2019, $21 million in 2018 and $17 million in 2017. At December 31, 2019, AFG’s life insurance reserves were $282 million, net of reinsurance recoverables.

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina) and Palm Beach (Sailfish Marina and Resort). These operations employed approximately 300 full-time employees at December 31, 2019.

Investment Portfolio

General
AFG’s in-house team of investment professionals have followed a consistent strategy over many years and changing economic conditions. Management believes that AFG’s investment expertise has been the driver of consistently strong investment results and effective portfolio risk management over many years. The allocation of AFG’s $55.25 billion investment portfolio at December 31, 2019 is shown below.

Investment Portfolio

For additional information on AFG’s investments, see Note E — “Investments” to the financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments.” AFG’s earned yield (net investment income divided by average invested assets) on fixed maturities was 4.4% for 2019, 2018 and 2017.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and common stocks and equivalents to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2019	2018	2017
Total return on AFG’s fixed maturities	8.7%	1.3%	5.9%
Barclays Capital U.S. Universal Bond Index	9.3%	(0.3%)	4.1%

Total return on AFG’s common stocks and equivalents	26.0%	(12.0%)	15.8%
Standard & Poor’s 500 Index	31.5%	(4.4%)	21.8%

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2019 (dollars in millions).

	Amortized	Fair Value
	Cost	Amount	%
S&P or comparable rating
AAA, AA, A	$27,832	$28,856	62%
BBB	12,746	13,452	29%
Total investment grade	40,578	42,308	91%
BB	711	721	2%
B	185	182	—%
CCC, CC, C	508	591	1%
D	159	186	—%
Total non-investment grade	1,563	1,680	3%
Not rated	2,383	2,517	6%
Total	$44,524	$46,505	100%

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 9% of AFG’s fixed maturity investments are MBS. At December 31, 2019, 98% (based on statutory carrying value of $44.48 billion) of AFG’s fixed maturity investments held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2020 from its insurance subsidiaries without seeking regulatory approval is approximately $852 million.

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

Item 1A. Risk Factors

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

Changes in financial markets including fluctuations in interest rates, credit conditions, equity prices and many other factors that are unpredictable and beyond AFG’s control, like the impact of Brexit or the imposition of tariffs by the U.S. and by other countries in response, can adversely affect the value of investments and the realization of investment income.

A significant majority of AFG’s investment portfolio consists of fixed maturity investments, and changes in global economic conditions, including interest rates, could have a material adverse effect on AFG’s results of operations and financial condition.
As of December 31, 2019, approximately 84% of AFG’s investment portfolio holdings consisted of fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new and floating-rate fixed maturity investments, thereby reducing AFG’s net investment income, while an increase in interest rates may reduce the value of AFG’s existing fixed maturity investments, which primarily have fixed interest rates. The value of AFG’s fixed maturity investments is also subject to credit risk as certain investments may default or become impaired due to deterioration in the financial condition of issuers of those investments. If a decline in the fair value of a specific investment (below its amortized cost) is considered to be other-than-temporary, a provision for impairment would be charged to earnings.

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

As of December 31, 2019, mortgage-backed securities constituted approximately 9% of AFG’s fixed maturity portfolio. In addition to the risks applicable to the entire fixed maturity investment portfolio, changes in interest rates can expose AFG to prepayment risks on mortgage-backed securities. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid down more quickly, requiring AFG to reinvest the proceeds at the then current market rates, which may be lower than on the securities repaid.

Changes in interest rates could adversely affect AFG’s results of operations.
The profitability of AFG’s annuity segment is largely dependent on the spread between what it earns on its investments and the crediting rate it pays on its annuity contracts plus expenses incurred.

Both rising and declining interest rates can negatively affect AFG’s annuity results. Most of AFG’s annuity products have guaranteed minimum crediting rates. Although AFG could reduce the average crediting rate on a substantial portion of its traditional fixed and indexed annuities during periods of low or falling interest rates, AFG may not be able to fully offset the decline in investment earnings with lower crediting rates.

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
The property and casualty insurance segment operates in a highly competitive industry that is affected by many factors that can cause significant fluctuations in its results of operations. The lines of business in this segment compete with other individual insurers, state funds and insurance groups of varying sizes, some of which are mutual insurance companies possessing competitive advantages in that all their profits inure to their policyholders. In addition, certain foreign insurers may be taxed at lower rates, which may result in a competitive advantage over AFG. The property and casualty insurance segment also competes with self-insurance plans, captive programs and risk retention groups. Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, price, commissions, ratings and financial strength. Peer companies and competitors in some or all of AFG’s specialty lines include the following companies and/or their subsidiaries: Alleghany Corp., American International Group Inc., American National Insurance Company, AmTrust Financial Services, Inc., Arch Capital Group Ltd., Assurant, Inc., Chubb Ltd., Cincinnati Financial Corp., CNA Financial Corp., Fairfax Financial Holdings Ltd. (Zenith National), The Hartford Financial Services Group, Inc., Lancer Insurance Company, Liberty Mutual, Markel Corp., Munich Re Group (American Modern Insurance), Protective Insurance Company, RLI Corp., The Travelers Companies, Inc., Tokio Marine Holdings, Inc. (HCC Insurance, Philadelphia Consolidated), W.R. Berkley Corp., AXA (XL Group Ltd.) and Zurich Insurance Group Ltd.

AFG’s annuity segment competes with individual insurers and insurance groups, mutual funds and other financial institutions. In addition, in recent years, offshore and/or hedge fund companies have made significant acquisitions of annuity businesses. Competition is based on numerous factors including reputation, product design, interest crediting rates, performance, scope of distribution, price and perceived financial strength and credit ratings. Peer companies and competitors for AFG’s annuity segment include the following companies and/or their subsidiaries: Allianz Life Insurance Company of North America, American Equity Investment Life Holding Company (Eagle Life Insurance Company), American International Group Inc., Athene Holding Ltd, Global Atlantic Financial Group Ltd. (Forethought Life Insurance Company), Lincoln National Corp., MetLife, Inc., Nationwide Mutual Insurance Company, Pacific Life Insurance Company and Sumitomo Life Insurance Company (Symetra Financial Corp.).

Some of AFG’s competitors have more capital and greater resources than AFG and may offer a broader range of products and lower prices than AFG offers. If competition limits AFG’s ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.

A significant percentage of AFG’s sales of annuity products through financial institutions is concentrated in a small number of institutions.
Annuity premiums generated through financial institutions represented 56% of AFG’s annuity premiums in 2019. In 2019, two large financial institutions accounted for 37% of AFG’s total sales through financial institutions and 21% of AFG’s overall annuity sales. In the financial institutions annuity market, AFG competes directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale. Loss of a substantial portion of this business coupled with a failure to replace these financial institutions if they significantly reduce sales of AFG annuities could reduce AFG’s future growth.

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
AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions. As of December 31, 2019, AFG has $3.42 billion of recoverables from reinsurers on its balance sheet.

AFG is subject to comprehensive regulation, and its ability to earn profits may be restricted by these regulations.
AFG is subject to comprehensive regulation by government agencies in the states and countries where its insurance company subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. In addition, the Lloyd’s marketplace sets rules under which its members operate, including Neon (AFG’s Lloyd’s syndicate, which has been placed into run-off by AFG). Most insurance regulations are designed to protect the interests of AFG’s policyholders and third-party claimants as opposed to its investors.

The Dodd-Frank Act, enacted in June 2010, mandates changes to the regulation of the financial services industry. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact AFG in many ways, including, but not limited to: placing AFG at a competitive disadvantage relative to its competition or other financial services entities; changing the competitive landscape of the financial services sector or the insurance industry; making it more expensive for AFG to conduct its business; and otherwise having a material adverse effect on the overall business climate as well as AFG’s financial condition and results of operations.

Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. For example, on December 22, 2017, the U.S. enacted The Tax Cuts and Jobs Act of 2017 (“TCJA”), which significantly reformed the U.S. tax code. Amendments or clarifications of the TCJA from additional regulatory and administrative guidance, may occur. Any changes in federal income tax laws, including changes to the TCJA, could adversely affect the federal income taxation of AFG’s ongoing operations and have a material adverse impact on its financial condition and results of operations.

As a participant in the federal crop insurance program, AFG could also be impacted by regulatory and legislative changes affecting that program. For example, the reinsurance levels that the federal government provides to authorized carriers could be reduced by future legislation. AFG will continue to monitor new and changing federal regulations and the potential impact, if any, on its insurance company subsidiaries.

On June 5, 2019, the U.S. Securities and Exchange Commission adopted a package of regulatory proposals to enhance standards of conduct owed by broker-dealers to their clients known as Regulation Best Interest. The new rule heightens the standards that registered representatives need to meet when making a recommendation by requiring them to act in the best interest of the retail customer at the time of the recommendation. Regulation Best Interest requires a registered representative to (i) disclose to the customer the material facts relating to scope and terms of the relationship, (ii) exercise reasonable diligence, care, skill and prudence in recommending a product that is in the customer’s best interest, and (iii) eliminate or, at a minimum, disclose, material conflicts of interests.

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
The occurrence of one or more terrorist attacks could cause significant losses from insurance claims that could adversely affect AFG’s profitability. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is also limited. Although

TRIPRA provides benefits for certified acts of terrorism that exceed a certain threshold of industry losses ($180 million in 2019, increasing by $20 million to $200 million by 2020), those benefits are subject to a deductible and other limitations. In 2020, AFG would have to sustain losses from terrorism of nearly $750 million to be eligible for reinsurance under the program. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. Finally, the program currently expires at the end of 2020, and the elimination or modification of the program, or a failure to extend the program, could adversely affect AFG’s property and casualty insurance business through increased exposure to a catastrophic level of terrorism losses.

AFG may experience difficulties with technology or data security, which could have an adverse effect on its business or reputation.
AFG uses computer systems and services to store, retrieve, evaluate and utilize company and customer data and information. Systems failures or outages could compromise AFG’s ability to perform business functions in a timely manner, which could harm its ability to conduct business and hurt its relationships with business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a malicious software attack, a terrorist attack or war, AFG’s systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if AFG’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company’s data or systems are disabled or destroyed.

AFG’s computer systems are subject to cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures and to unauthorized or illegitimate actions by employees, consultants, agents and other persons with legitimate access to AFG’s systems. In addition, over time, the sophistication of these threats continues to increase. AFG’s administrative and technical controls as well as other preventative actions used to reduce the risk of cyber incidents and protect AFG’s information may be insufficient to detect or prevent future unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to AFG’s computer systems or those of third parties with whom AFG does business.

AFG has increasingly outsourced certain technology and business process functions to third parties and may continue to do so in the future. Outsourcing of certain technology and business process functions to third parties may expose AFG to increased risk related to data security or service disruptions. If AFG does not effectively develop, implement and monitor these relationships, third-party providers do not perform as anticipated, technological or other problems are incurred with a transition, or outsourcing relationships relevant to AFG’s business process functions are terminated, AFG may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business.

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

Any failure to appropriately collect, administer and protect consumer information could adversely affect AFG’s reputation, subject AFG to fines, claims and penalties, and have a material adverse effect on AFG’s business, financial condition and results of operations.
AFG and certain of its third-party vendors collect and store sensitive data in the ordinary course of AFG’s business, including personal identification information of its employees and that of its customers, vendors, investors and other third parties. In connection with AFG’s property and casualty insurance operations, data may include medical information. Laws and regulations in this area are evolving at an international, national and state level and are generally becoming more rigorous, including through the adoption of more stringent subject matter-specific laws, like the California Consumer Privacy Act of 2018, the New York Department of Financial Services’ Cybersecurity Regulation and Ohio’s insurance data security law, which regulate the collection and use of data and security and data breach obligations. If any disruption or security breach results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others, it could damage AFG’s reputation, affect its relationships with customers and clients, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

AFG’s property and casualty reserves may be inadequate, which could have a material adverse effect on AFG’s results of operations.
Liabilities for unpaid losses and loss adjustment expenses (“LAE”) do not represent an exact calculation of liability but instead represent management estimates of what the ultimate settlement and administration of claims will cost, supported by actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid losses and LAE reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, adverse changes in loss cost trends (including inflationary pressures on medical costs), economic conditions (including general inflation), legal trends and legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for unpaid losses and LAE is difficult to estimate. Unpaid losses and LAE reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of an occurrence date for a claim and lags in the time between damage, loss or injury and when a claim is actually reported to the insurer. In addition, the historic development of AFG’s liability for unpaid losses and LAE may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on historical information. To the extent that reserves are inadequate and are strengthened, AFG’s profitability would be adversely affected because the amount of any such increase would be treated as a charge to earnings in the period in which the deficiency is recognized.

AFG’s results of operations could be adversely impacted by severe weather conditions, climate change or catastrophes, both natural and man-made.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by man-made events, such as terrorist attacks. While not considered a catastrophe by insurance industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results. In addition, extreme weather events that are linked to rising temperatures, changing global weather patterns and fluctuating rain, snow and sea levels (climate change) could result in increased occurrence and severity of catastrophes. The extent of gross losses from a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event, potentially mitigated by any reinsurance coverage purchased by AFG’s insurance subsidiaries. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Volatility in crop prices, as a result of weather conditions, climate change or otherwise, could adversely impact AFG’s results of operations.
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
AFG has asbestos and environmental (“A&E”) exposures arising from its insurance operations and former railroad and manufacturing operations. Uncertainties surrounding the final resolution of these A&E liabilities continue, and it is difficult to estimate AFG’s ultimate exposure to such liabilities and related litigation. Establishing A&E liabilities is subject to uncertainties that are significantly greater than those presented by other types of liabilities. Uncertainties include the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays, the risks inherent in complex litigation and difficulty in properly allocating liability for the asbestos or environmental damage. As a result, A&E liabilities are subject to revision as new information becomes available and as claims are made and develop. Claimants continue to assert new and novel theories of recovery, and from time to time, there is proposed state and federal legislation regarding A&E liability, which would also affect AFG’s exposure. If AFG has not established adequate reserves to cover future claims, AFG’s results of operations and financial condition could be materially adversely affected.

Ineffective risk management policies in the indexed annuity business could adversely affect AFG’s results of operations.
AFG’s risk management policies and procedures, which are intended to identify, monitor and manage economic risks in its annuity business, may not be fully effective at mitigating risk exposures in all market conditions or against all types of risk. For instance, AFG uses derivatives to alleviate risks related to floating-rate investments as well as annuity products that credit interest or provide a return based, in part, on the change in a referenced index. AFG’s use of derivatives may not accurately counterbalance the actual risk exposure, and any derivatives held may not be sufficient to completely hedge the associated risks. In addition, counterparties may fail to perform under the derivative financial instruments. AFG may also decide not to hedge, or fail to identify, certain risks to which it is exposed. Ultimately, AFG’s use of derivatives and other risk management strategies may be inadequate to protect against the full extent of the exposure or losses AFG seeks to mitigate.

Variations from the actuarial assumptions used to establish certain assets and liabilities in AFG’s annuity business could adversely affect AFG’s results of operations.
The earnings on AFG’s annuity products depend significantly upon the extent to which actual experience is consistent with the assumptions used in setting reserves and establishing and amortizing deferred policy acquisition costs. These assumptions relate to investment yields (and spreads over fixed annuity crediting rates), benefit utilization rates, equity market performance, the cost of options used in the indexed annuity business, mortality, surrenders, annuitizations and other withdrawals. Developing such assumptions is complex and involves information obtained from company-specific and industry-wide data, as well as general economic information. These assumptions, and therefore AFG’s results of operations, could be negatively impacted by changes in any of the factors listed above.

The modification or elimination of the London Inter-Bank Offered Rate may adversely affect AFG’s results of operations.
The modification or elimination of the London Inter-Bank Offered Rate (“LIBOR”), a long-standing benchmark interest rate for floating-rate financial contracts, may adversely affect the interest rates on and fair value of AFG’s floating rate investments, interest rate swaps, Federal Home Loan Bank advances and any other assets or liabilities whose value is tied to LIBOR. In addition, the majority of the assets and liabilities of the collateralized loan obligations that AFG manages and consolidates are tied to LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it has commitments from panel banks to submit rates to LIBOR through the end of 2021 but will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. Proposals for alternative reference rates for dollars and other currencies have been announced or have already begun publication. Markets are slowly developing in response to these new rates but questions around liquidity in these alternative reference rates and how to appropriately adjust these alternative reference rates to eliminate any economic value transfer at the time of transition persist. At this time, AFG cannot predict the overall effect of the modification or elimination of LIBOR or the establishment of alternative benchmark rates.

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
Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. In addition, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2019. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.

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
Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 8.9% of AFG’s outstanding Common Stock as of February 1, 2020. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management and over matters requiring shareholder approval. Such influence could prevent an acquisition of AFG at a price which other shareholders may find attractive.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.
The price of AFG’s Common Stock, which is listed on the NYSE, constantly changes. During 2019, AFG’s Common Stock traded at prices ranging between $88.70 and $111.86. AFG’s Common Stock price can fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include but are not limited to:

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

Item 2. Properties

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States and internationally, including the Company’s headquarters in Cincinnati, Ohio. Subsidiaries of AFG own several other buildings in downtown Cincinnati. AFG and its affiliates occupy approximately half of the aggregate 645,000 square feet of commercial and office space in these buildings. A property and casualty insurance subsidiary occupies approximately 90% of the 281,000 square feet of rentable office space on 17.5 acres of land that it owns in Richfield, Ohio. See Item 1 — Business — “Other Operations” for a discussion of AFG’s other commercial real estate operations.

Item 3. Legal Proceedings

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 5,200 shareholders of record of AFG Common Stock at February 1, 2020.

Issuer Purchases of Equity Securities
AFG did not repurchase any shares of its Common Stock in the public markets in 2019. As of December 31, 2019, there were 5,000,000 remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019.

AFG acquired 47,069 shares of its Common Stock (at an average of $99.07 per share) in the first nine months of 2019, 2,947 shares (at an average of $106.38 per share) in October 2019 and 46 shares (at $109.70 per share) in December 2019 in connection with its stock incentive plans.

Stock Performance Graph
The following graph compares performance of AFG Common Stock during the five year period from December 31, 2014 through December 31, 2019 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”), (ii) the S&P 500 Property & Casualty Insurance Index and (iii) the S&P 500 Life & Health Index. The graph assumes that an initial investment of $100 was made on December 31, 2014 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

	As of December 31,
	2014	2015	2016	2017	2018	2019
AFG	$100	$122	$154	$199	$173	$220
S&P 500 Index	100	101	113	138	132	174
S&P 500 P&C Index (b)	100	110	127	155	148	186
S&P 500 Life & Health Index (c)	100	94	117	136	108	133

(a)
Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.

(b)
The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2019 (weighted by market capitalization): The Allstate Corporation, Chubb Limited, Cincinnati Financial Corporation, Loews Corporation, The Progressive Corporation, The Travelers Companies, Inc. and W.R. Berkley Corporation.

(c)
The S&P 500 Life & Health Insurance Index included the following companies at December 31, 2019 (weighted by market capitalization): Aflac Incorporated, Globe Life Inc., Lincoln National Corporation, MetLife Inc., Principal Financial Group, Inc., Prudential Financial, Inc. and Unum Group.

Item 6. Selected Financial Data

The following table sets forth certain data for the periods indicated (dollars in millions, except per share data).

	2019	2018	2017	2016	2015
Earnings Statement Data:
Revenues:
Property and casualty insurance	$5,668	$5,313	$4,969	$4,729	$4,621
Annuity	1,900	1,745	1,561	1,459	1,322
Other	382	358	330	289	382
Realized gains (losses) on securities and subsidiaries	287	(266)	5	21	(180)
Total revenues	$8,237	$7,150	$6,865	$6,498	$6,145

Earnings before income taxes:
Property and casualty insurance	$649	$709	$591	$577	$576
Annuity	362	361	380	368	331
Other	(190)	(165)	(252)	(179)	(162)
Realized gains (losses) on securities and subsidiaries	287	(266)	5	21	(180)
Earnings before income taxes	$1,108	$639	$724	$787	$565

Net earnings, including noncontrolling interests	$869	$517	$477	$668	$370
Less: Net earnings (loss) attributable to noncontrolling interests	(28)	(13)	2	19	18
Net earnings attributable to shareholders	$897	$530	$475	$649	$352

Earnings attributable to shareholders per Common Share:
Basic — GAAP	$9.98	$5.95	$5.40	$7.47	$4.02
Diluted — GAAP	9.85	5.85	5.28	7.33	3.94
Core net operating earnings per share (diluted) (a)	8.62	8.40	6.55	6.03	5.44

Cash dividends paid per share of Common Stock (b)	$4.95	$4.45	$4.7875	$2.1525	$2.03
Ratio of earnings to fixed charges including annuity benefits (c)	1.85	1.54	1.72	1.85	1.66

Balance Sheet Data:
Cash and investments	$55,252	$48,498	$46,048	$41,433	$37,736
Total assets	70,130	63,456	60,658	55,072	49,837
Property and casualty insurance reserves:
Unpaid losses and loss adjustment expenses	10,232	9,741	9,678	8,563	8,127
Unearned premiums	2,830	2,595	2,410	2,171	2,060
Annuity benefits accumulated	40,406	36,616	33,316	29,907	26,622
Life, accident and health reserves	612	635	658	691	705
Long-term debt	1,473	1,302	1,301	1,283	998

Shareholders’ equity	$6,269	$4,970	$5,330	$4,916	$4,592
Less: Net unrealized gains related to fixed maturities (d)	879	72	606	299	279
Adjusted shareholders’ equity (e)	$5,390	$4,898	$4,724	$4,617	$4,313

Book value per share	$69.43	$55.66	$60.38	$56.55	$52.50
Adjusted book value per share (e)	59.70	54.86	53.51	53.11	49.32

(a)
AFG’s net earnings per share (diluted), determined in accordance with GAAP, includes certain items that may not be indicative of its ongoing core operations. AFG believes that its core net operating earnings per share provides management, financial analysts, rating agencies and investors with an understanding of the results from the ongoing operations of the Company by excluding the impact of net realized gains and losses and other items that are not necessarily indicative of operating trends. AFG’s management uses core net operating earnings to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business. Core net operating earnings is also used by AFG’s management as a basis for strategic planning and forecasting. Core net operating earnings per share (diluted) is a non-GAAP financial measure. See Item 7 — Management’s Discussion and Analysis — “Results of Operations — General” for additional details, including a reconciliation of core net operating earnings per share (diluted) to net earnings available to shareholders (diluted) computed in accordance with GAAP.

(b)
AFG increased its quarterly dividend in October of each of the last five years as follows: increased to $0.45 per share in 2019, $0.40 per share in 2018, $0.35 per share in 2017, $0.3125 per share in 2016 and $0.28 per share in 2015. In addition, AFG paid special cash dividends of $3.30 per share in 2019, $3.00 per share in 2018, $3.50 per share in 2017 and $1.00 per share in 2016 and 2015.

(c)
Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings” have been computed by adding to pretax earnings the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in earnings or losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of core earnings to fixed charges excluding annuity benefits and the ratio of earnings to fixed charges excluding and including annuity benefits are shown in the table below:

	2019	2018	2017	2016	2015
Ratio of core earnings to fixed charges excluding annuity benefits	12.78	11.31	8.97	9.15	8.59
Impact of non-core items	1.83	(3.45)	(1.30)	(0.53)	(2.01)
Ratio of earnings to fixed charges excluding annuity benefits	14.61	7.86	7.67	8.62	6.58
Impact of including interest on annuities as a fixed charge	(12.76)	(6.32)	(5.95)	(6.77)	(4.92)
Ratio of earnings to fixed charges including annuity benefits	1.85	1.54	1.72	1.85	1.66
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

(e)
Adjusted shareholders’ equity and adjusted book value per share exclude net unrealized gains related to fixed maturity securities. Management believes that investors find a measurement of shareholders’ equity excluding net unrealized gains related to fixed maturity securities to be meaningful as the unrealized gains related to fixed maturities fluctuates with changes in interest rates in a way that is primarily only meaningful to AFG if it sells those investments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	33	Results of Operations	55
Overview	33	General	55
Critical Accounting Policies	34	Results of Operations — Fourth Quarter	58
Liquidity and Capital Resources	34	Segmented Statement of Earnings	58
Ratios	34	Property and Casualty Insurance	59
Condensed Consolidated Cash Flows	35	Annuity	69
Parent and Subsidiary Liquidity	36	Holding Company, Other and Unallocated	78
Condensed Parent Only Cash Flows	38	Results of Operations — Full Year	82
Contractual Obligations	39	Segmented Statement of Earnings	82
Off-Balance Sheet Arrangements	39	Property and Casualty Insurance	84
Investments	39	Annuity	94
Uncertainties	43	Holding Company, Other and Unallocated	106
Managed Investment Entities	50	Recent and Pending Accounting Standards	109

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

At December 31, 2019, AFG (parent) held approximately $243 million in cash and securities and had $500 million available under a bank line of credit, which expires in June 2021.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets.

AFG reported fourth quarter 2019 net earnings attributable to shareholders of $211 million ($2.31 per share, diluted) compared to a net loss attributable to shareholders of $29 million ($0.33 per share, diluted) in the fourth quarter of 2018, reflecting:

•
net realized gains on securities in the fourth quarter of 2019 compared to net realized losses on securities in the fourth quarter of 2018. Both the 2019 and 2018 periods reflect the change in the fair value of equity securities that are required to be carried at fair value through net earnings under accounting guidance adopted on January 1, 2018,

•	higher earnings in the annuity segment,

•	higher net investment income in the property and casualty insurance segment,

•	lower underwriting profit in the property and casualty insurance segment,

•	higher interest charges on borrowed money, and

•	higher holding company expenses.

Full year 2019 net earnings attributable to AFG’s shareholders were $897 million ($9.85 per share, diluted) compared to $530 million ($5.85 per share, diluted) in 2018, reflecting:

•	net realized gains on securities in 2019 compared to net realized losses on securities in 2018,

•	higher net investment income in the property and casualty insurance segment,

•	lower underwriting profit in the property and casualty insurance segment,

•	higher interest charges on borrowed money, and

•	higher holding company expenses.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:

•	the establishment of insurance reserves, especially asbestos and environmental-related reserves,

•	the recoverability of reinsurance,

•	the amortization of annuity deferred policy acquisition costs,

•	the measurement of the derivatives embedded in indexed annuity liabilities,

•	the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and

•	the valuation of investments, including the determination of other-than-temporary impairments.

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

	December 31,
	2019	2018
Principal amount of long-term debt	$1,493	$1,318
Total capital	6,883	6,218
Ratio of debt to total capital:
Including subordinated debt	21.7%	21.2%
Excluding subordinated debt	14.8%	16.4%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate (if any), to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt, noncontrolling interests and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments).

AFG’s ratio of earnings to fixed charges, including annuity benefits as a fixed charge, was 1.85 for the year ended December 31, 2019. Excluding annuity benefits, this ratio was 14.61. The ratio excluding annuity benefits is presented because interest credited to annuity policyholder accounts is not always considered a borrowing cost for an insurance company.

The NAIC’s model law for risk-based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2019, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$2,456	$2,083	$1,804
Net cash used in investing activities	(3,065)	(5,350)	(3,292)
Net cash provided by financing activities	1,408	2,444	1,719
Net change in cash and cash equivalents	$799	$(823)	$231

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $23 million in 2019, $148 million in 2018 and $60 million in 2017, accounting for a $125 million decrease in cash flows from operating activities in 2019 compared to 2018 and an $88 million increase in cash flows from operating activities in 2018 compared to 2017. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $2.43 billion, $1.94 billion and $1.74 billion in 2019, 2018 and 2017, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $3.07 billion in 2019 compared to $5.35 billion in 2018, a decrease of $2.28 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity segment had net cash flows from annuity policyholders of $1.66 billion in 2019 and $2.76 billion in 2018. In addition, AFG’s cash on hand increased by $799 million during 2019 as AFG held more cash due to fewer investment opportunities in 2019 compared to 2018 when AFG invested a large portion of its cash on hand at the beginning of the year. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $11 million source of cash in 2019 compared to a $169 million use of cash in 2018, accounting for a $180 million decrease in net cash used in investing activities in 2019 compared to 2018. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $5.35 billion in 2018 compared to $3.29 billion in 2017, an increase of $2.06 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity group had net cash flows from annuity policyholders of $2.76 billion in 2018 and $1.99 billion in 2017. In addition, AFG’s cash on hand decreased by $823 million during 2018 as AFG invested a large portion of its cash on hand at December 31, 2017. Net investment activity in the managed investment entities was a $169 million use of cash in 2018 compared to a $205 million use of cash in 2017, accounting for a $36 million decrease in net cash used in investing activities in 2018 compared to 2017.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, issuances and repurchases of common stock, and dividend payments. Net cash provided by financing activities was $1.41 billion in 2019 compared to $2.44 billion in 2018, a decrease of $1.03 billion. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.66 billion in 2019 compared to $2.76 billion in 2018, resulting in a $1.10 billion decrease in net cash provided by financing activities in 2019 compared to 2018. In 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059 and $200 million of 5.125% Subordinated Debentures due in 2059, the net proceeds of which contributed $315 million to net cash provided by financing activities in 2019. The December redemption of AFG’s 6-1/4% Subordinated Debentures was a $150 million use of cash in 2019. During 2018, AFG had no additional long-term borrowings or repayments. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $3.30 per share and $3.00 per share in 2019 and 2018, respectively, which resulted in total cash dividends of $444 million in 2019 compared to $394 million in 2018. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $11 million in 2019 compared to issuances of managed investment entity liabilities exceeding retirements by $48 million in 2018, accounting for a $59 million decrease in net cash provided by financing activities in 2019 compared to 2018. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash provided by financing activities was $2.44 billion in 2018 compared to $1.72 billion in 2017, an increase of $725 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $2.76 billion in 2018 compared to $1.99 billion in 2017, resulting in a $773 million increase in net cash provided by financing activities in 2018 compared to 2017. During 2018, AFG had no additional long-term borrowings or repayments compared to $712 million of additional long-term borrowings and $745 million of debt repayments in 2017. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $3.00 per share and $3.50 per share in 2018 and 2017, respectively, which resulted in total cash dividends of $394 million in 2018 compared to $417 million in 2017. Issuances of managed investment entity liabilities exceeded retirements by $48 million in 2018 compared to $146 million in 2017, accounting for a $98 million decrease in net cash provided by financing activities in 2018 compared to 2017.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2019.

In 2019, AFG paid special cash dividends of $3.30 per share of AFG Common Stock ($1.50 per share in May and $1.80 per share in November) totaling approximately $297 million.

In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in March 2059. The net proceeds of the offering were used for general corporate purposes.

On December 2, 2019, AFG issued $200 million of 5.125% Subordinated Debentures due in December 2059. A portion of the net proceeds of the offering were used to redeem AFG’s $150 million outstanding principal amount of 6-1/4% Subordinated Debentures due in September 2054, at par value on December 23, 2019, with the remainder used for general corporate purposes.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At December 31, 2019, GALIC had $1.1 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.13% to 0.21% over LIBOR (average rate of 1.95% at December 31, 2019). While these advances must be repaid between 2020 and 2021 ($310 million in 2020 and $786 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At December 31, 2019, GALIC estimated that it had additional borrowing capacity of approximately $800 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). At December 31, 2019, AFG could reduce the average crediting rate on approximately $30 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 119 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	at December 31,
GMIR	2019	2018	2017
1 — 1.99%	81%	79%	76%
2 — 2.99%	3%	4%	5%
3 — 3.99%	7%	8%	10%
4.00% and above	9%	9%	9%

Annuity benefits accumulated (in millions)	$40,406	$36,616	$33,316

For statutory accounting purposes, equity securities of non-affiliates and equity call and put options used in the fixed-indexed and variable-indexed annuity business are generally carried at fair value. At December 31, 2019, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.87 billion and equity index call and put options with a net fair value of $923 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

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

Condensed Parent Only Cash Flows
AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$306	$215	$578
Net cash provided by (used in) investing activities	(56)	10	(63)
Net cash used in financing activities	(242)	(366)	(413)
Net change in cash and cash equivalents	$8	$(141)	$102

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $306 million in 2019 compared to $215 million in 2018 and $578 million in 2017. The $91 million increase in net cash provided by operating activities in 2019 as compared to 2018 was due primarily to higher dividends received from subsidiaries in 2019 as compared to 2018. The $363 million decrease in net cash provided by operating activities in 2018 as compared to 2017 was due to lower dividends received from subsidiaries.

Parent Net Cash Provided by (Used in) Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash used in investing activities was $56 million in 2019 compared to net cash provided by investing activities of $10 million in 2018 and net cash used in investing activities of $63 million in 2017. The fluctuations in net cash provided by (used in) investing activities are due primarily to higher capital contributions to subsidiaries in 2019 and 2017 as compared to 2018.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of the issuance and retirement of long-term debt, dividends to shareholders, and, to a lesser extent, proceeds from employee stock option exercises and repurchases of AFG Common Stock. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $242 million in 2019 compared to $366 million in 2018 and $413 million in 2017. The $124 million decrease in net cash used in financing activities in 2019 as compared to 2018 reflects the net issuances of long-term debt in 2019, partially offset by increased dividends (due primarily to special dividends of $3.30 per share in 2019 compared to $3.00 per share in 2018). The $47 million decrease in net cash used in financing activities in 2018 as compared to 2017 reflects lower net redemptions of long-term debt in 2018 and decreased dividends (due primarily to special dividends of $3.00 per share in 2018 compared to $3.50 per share in 2017).

Contractual Obligations
The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$45,451	$3,546	$8,819	$11,035	$22,051
Life, accident and health liabilities (a)	1,283	101	207	163	812
Property and casualty unpaid losses and loss adjustment expenses (b)	10,232	2,834	2,753	1,156	3,489
Long-term debt, including interest	3,349	68	136	136	3,009
Operating leases (c)	202	47	73	47	35
Total	$60,517	$6,596	$11,988	$12,537	$29,396

(a)
Amounts presented in the table represent estimated cash payments under such contracts, based on significant assumptions related to mortality, morbidity, lapse, renewal, retirement and annuitization. These assumptions also include interest and index crediting consistent with assumptions used to amortize DPAC and assess loss recognition. All estimated cash payments are undiscounted for the time value of money. As a result, total outflows for all years exceed the corresponding liabilities of $40.41 billion for annuity benefits accumulated and $612 million for life, accident and health reserves included in AFG’s Balance Sheet as of December 31, 2019. Based on the same assumptions, AFG projects reinsurance recoveries related to life, accident and health reserves totaling $597 million as follows: Within 1 year — $60 million; 2-3 years — $100 million; 4-5 years — $76 million; and thereafter — $361 million. Actual payments and their timing could differ significantly from these estimates.

(b)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $3.02 billion as follows: Within 1 year — $838 million; 2-3 years — $813 million; 4-5 years — $342 million; and thereafter — $1.03 billion. Actual payments and their timing could differ significantly from these estimates.

(c)
Amounts presented in the table represent lease component payments, including short-term lease payments, and exclude non-lease component payments of building leases (primarily common area maintenance and property tax payments). Estimated non-lease component payments totaling $92 million are as follows: Within 1 year — $17 million; 2-3 years — $30 million; 4-5 years — $24 million; and thereafter — $21 million.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2019.

Off-Balance Sheet Arrangements
See Note Q — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments
AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2019, contained $46.51 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in a separate component of shareholders’ equity on an after-tax basis and $113 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.64 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $294 million in equity securities carried at fair value with holding gains and losses included in net investment income.

As detailed in Note E — “Investments — Net Unrealized Gain on Marketable Securities” to the financial statements, unrealized gains and losses on AFG’s fixed maturity securities are included in shareholders’ equity after adjustments for related changes in DPAC and certain liabilities related to annuity, long-term care and life businesses and deferred income taxes. DPAC and certain other balance sheet amounts applicable to annuity, long-term care and life businesses are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding increases or decreases (net of tax) included in accumulated other comprehensive income in AFG’s Balance Sheet.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2019, the average life of AFG’s fixed maturities was about 5-1/2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 90% was priced using pricing services at December 31, 2019 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

The pricing services use a variety of observable inputs to estimate fair value of fixed maturities that do not trade on a daily basis. Based upon information provided by the pricing services, these inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data, and measures of volatility. Included in the pricing of mortgage backed securities (“MBS”) are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on brokers’ prices are classified as Level 3 in the GAAP hierarchy unless the price can be corroborated, for example, by comparison to similar securities priced using observable inputs.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2019 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$46,618
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,865)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	850
Estimated pretax impact on accumulated other comprehensive income	(1,015)
Deferred income tax	213
Estimated after-tax impact on accumulated other comprehensive income	$(802)

Approximately 91% of the fixed maturities held by AFG at December 31, 2019, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk because, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2019, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4-1/2 years and 3 years, respectively.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$549	$552	101%	$3	100%
Non-agency prime	1,157	1,264	109%	107	53%
Alt-A	897	1,015	113%	118	37%
Subprime	298	330	111%	32	25%
Commercial	896	927	103%	31	96%
	$3,797	$4,088	108%	$291	63%

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2019, 97% (based on statutory carrying value of $3.74 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 15% of AFG’s fixed maturity portfolio at December 31, 2019. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2019, approximately 79% of the municipal bond portfolio was held in revenue bonds, with the remaining 21% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2019, is shown in the following table (dollars in millions). Approximately $1.09 billion of available for sale fixed maturity securities had no unrealized gains or losses at December 31, 2019.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$38,726	$6,685
Amortized cost of securities	$36,657	$6,773
Gross unrealized gain (loss)	$2,069	$(88)
Fair value as % of amortized cost	106%	99%
Number of security positions	4,680	649
Number individually exceeding $2 million gain or loss	165	7
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$363	$(4)
Mortgage-backed securities	296	(5)
Banks, savings and credit institutions	287	(2)
Other asset-backed securities	156	(20)
Insurance	138	(1)
Collateralized loans obligations	10	(37)
Percentage rated investment grade	92%	93%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2019, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	2%
After one year through five years	27%	7%
After five years through ten years	36%	9%
After ten years	8%	8%
	75%	26%
Collateralized loan obligations and other asset-backed securities (average life of approximately 4 years)	16%	65%
Mortgage-backed securities (average life of approximately 4-1/2 years)	9%	9%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2019
Securities with unrealized gains:
Exceeding $500,000 (1,278 securities)	$20,444	$1,557	108%
$500,000 or less (3,402 securities)	18,282	512	103%
	$38,726	$2,069	106%
Securities with unrealized losses:
Exceeding $500,000 (34 securities)	$793	$(41)	95%
$500,000 or less (615 securities)	5,892	(47)	99%
	$6,685	$(88)	99%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2019
Investment grade fixed maturities with losses for:
Less than one year (295 securities)	$4,086	$(32)	99%
One year or longer (222 securities)	2,116	(33)	98%
	$6,202	$(65)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (98 securities)	$375	$(12)	97%
One year or longer (34 securities)	108	(11)	91%
	$483	$(23)	95%

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

f)	third-party research and communications with industry specialists,

g)	financial models and forecasts,

h)	the continuity of interest payments, maintenance of investment grade ratings and hybrid nature of certain investments,

i)	discussions with issuer management, and

j)	ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2019. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

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

The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The IBNR reserve is derived by first estimating the ultimate unpaid reserve liability and subtracting case reserves for loss and LAE. See Note P — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for a discussion of the factors considered and actuarial methods used in determining management’s best estimate of the ultimate liability for unpaid losses and LAE.

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2019 and gross written premiums for the year ended December 31, 2019.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$817	$1,973	$477	$3,267	$1,098
Workers’ compensation	995	1,360	350	2,705	1,270
Other liability — claims made	204	354	260	818	588
Commercial auto/truck liability/medical	261	343	118	722	449
Special property (fire, allied lines, inland marine, earthquake)	366	98	25	489	1,439
Products liability — occurrence	87	170	145	402	138
Commercial multi-peril	136	113	66	315	300
Other lines	200	409	93	702	1,190
Total Statutory	3,066	4,820	1,534	9,420	6,472
Adjustments for GAAP:
Foreign operations	293	475	36	804	811
Deferred gains on retroactive reinsurance	—	27	—	27	—
Loss reserve discounting	(8)	—	—	(8)	—
Other	(11)	—	—	(11)	16
Total Adjustments for GAAP	274	502	36	812	827
Total GAAP Reserves and Premiums	$3,340	$5,322	$1,570	$10,232	$7,299

While current factors and reasonably likely changes in variable factors are considered in estimating the liability for unpaid losses and LAE, there is no method or system that can eliminate the risk of actual ultimate results differing from such estimates.

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

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$45
Workers’ compensation	72
Other liability — claims made	15
Commercial auto/truck liability/medical	10

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2019, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2019	Effect on Net Earnings (b)
Other liability — occurrence	4.5%	$1,428	$(64)
Workers’ compensation	(3.7%)	2,283	84
Other liability — claims made	(2.1%)	605	13
Commercial auto/truck liability/medical	0.3%	508	(2)

(a)	Adverse (favorable), net of tax effect.

(b)	Excludes asbestos and environmental liabilities.

The following discussion describes key assumptions and important variables that affect the estimate of the reserve for loss and LAE of the more significant lines of business and explains what caused them to change from assumptions used in the preceding period.

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

AFG recorded adverse prior year reserve development of $143 million in 2019 related to its other liability — occurrence coverage due primarily to continued claim severity increases in excess and umbrella liability coverages. AFG recorded adverse prior year reserve development of $48 million in 2018 due to claim severity increases in excess and umbrella liability coverages as well as late emergence of excess workers’ compensation and Texas non-subscribers workers’ injury claims. AFG recorded adverse prior year reserve development of $37 million in 2017 due to increased severity of New York contractor claims, as well as increased claim severity across other excess and umbrella liability coverages and general liability coverages.

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

Approximately 27% and 23% of AFG’s workers’ compensation reserves at December 31, 2019 relate to policies written in Florida and California, respectively. The Castellanos v. Next Door Company decision in Florida and the implementation of Senate Bill 863 in California are two examples of recent changes that impacted the workers’ compensation operating environment and added difficulty and uncertainty to the estimation of related liabilities.

AFG recorded favorable prior year reserve development of $180 million in 2019 related to its workers’ compensation coverage due to lower than anticipated frequency of lost-time claims and medical severity. AFG recorded favorable prior year reserve development of $127 million in 2018 due to lower than anticipated claim severity in the southeastern United States and improving claim closure rates in California. AFG recorded favorable prior year reserve development of $79 million in 2017 due to lower than anticipated claim severity and improving claim closure rates, particularly in the southeastern United States and California.

Other Liability — Claims Made

This long-tail line of business consists mostly of directors’ and officers’ liability (“D&O”). Some of the important variables affecting estimation of loss reserves for other liability — claims made include:

•	Litigious climate

•	Economic conditions

•	Variability of stock prices

•	Magnitude of jury awards
The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits and other situations that trigger coverage under D&O policies. For example, from 2008 to 2010, economic conditions led to higher frequency of claims, particularly in the D&O policies for small account and not-for-profit organizations. Since then, claim frequency has decreased from its peak in 2010 and has stabilized to near pre-2008 levels.

AFG recorded favorable prior year reserve development of $4 million in 2019, $9 million in 2018 and $5 million in 2017 on its D&O business as claim severity was less than expected across several prior accident years.

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

AFG recorded favorable prior year reserve development of $15 million in 2019 for this line of business due primarily to lower than expected claim frequency and severity. AFG recorded favorable prior year reserve development of $26 million in 2018 due primarily to lower than expected claim severity. AFG recorded adverse prior year reserve development of $2 million in 2017 for this line of business.

Reserves of Foreign Operations

Approximately $512 million of the $804 million in gross reserves of foreign operations relate to the operations of Neon Underwriting Limited, AFG’s wholly-owned United Kingdom-based Lloyd’s insurer. In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. Neon’s reserves will decline as the business is run-off. Historically, Neon wrote cargo, cyber, financial lines, marine and energy liability, marine hull and war, general casualty, personal accident and health, political and trade risk, professional indemnity, property insurance and reinsurance, and terrorism and political violence insurance. Significant variables in estimating Neon’s loss reserves include:

•	Litigious environment

•	Magnitude of court awards

•	Trends in claim costs, including medical cost inflation

•	Global economic conditions

•	Reporting lag from ceding property insurers

Neon recorded adverse prior year reserve development of $13 million in 2019, due primarily to lower than expected recoveries and higher than expected claim severity of assumed property catastrophe losses and reserve strengthening in its general casualty, ocean marine and non-catastrophe property lines of business.

Neon recorded favorable prior year reserve development of $26 million in 2018, due primarily to lower than expected emergence in assumed 2017 property catastrophe losses.

In the fourth quarter of 2017, Neon entered into a reinsurance to close agreement for 2015 and prior years of account, which transfers the responsibility for all of the liabilities that attach to the transferred year of account (gross reserves of $385 million at December 31, 2017) as well as any income due to the closing year of account in return for a premium. The reinsurance to close agreement eliminates any remaining reserve volatility from years of account 2015 and prior, including all medical malpractice exposure. As a result of the reinsurance to close transaction, Neon recorded favorable reserve development of approximately $42 million, including $24 million related to its ongoing lines of business and $18 million that relates to exited lines of business. In addition to the prior year reserve development related to the reinsurance to close transaction, Neon recorded favorable prior year reserve development of $29 million in 2017 related to the retained loss reserves across all of Neon’s ongoing lines of business, particularly property lines.

Recoverables from Reinsurers and Availability of Reinsurance   AFG is subject to credit risk with respect to its reinsurers, as reinsurance contracts do not relieve AFG of its liability to policyholders. To mitigate this risk, substantially all reinsurance is ceded to companies rated “A” or better by S&P or is secured by “funds withheld” or other collateral.

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

See Item 1 — Business — “Property and Casualty Insurance Segment — Reinsurance” for more information on AFG’s reinsurance programs. For additional information on the effect of reinsurance on AFG’s historical results of operations see Note P — “Insurance — Reinsurance” to the financial statements.

The following table illustrates the effect that purchasing property and casualty reinsurance has had on AFG’s combined ratio over the last three years.

	2019	2018	2017
Before reinsurance (gross)	95.6%	94.1%	98.9%
Effect of reinsurance	0.2%	(0.3%)	(4.2%)
Actual (net of reinsurance)	95.8%	93.8%	94.7%

Outside of its property and casualty operations, AFG also has reinsurance recoverables totaling $282 million, including $228 million related to the run-off life business. These recoverables include $195 million directly or indirectly from Hannover Life Reassurance Company of America (rated AA- by S&P).

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2019	2018
Asbestos	$221	$234
Environmental	162	161
A&E reserves, net of reinsurance recoverable	383	395
Reinsurance recoverable, net of allowance	146	129
Gross A&E reserves	$529	$524

Asbestos reserves include claims asserting alleged injuries and damages from exposure to asbestos. Environmental reserves include claims relating to polluted sites.

Asbestos claims against manufacturers, distributors or installers of asbestos products were presented under the products liability section of their policies, which typically had aggregate limits that capped an insurer’s liability. In addition, asbestos claims are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of their policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating greater exposure for insurers. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits.

Approximately 41% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product-oriented claims with only a limited amount of non-products exposures and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures from 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

The following factors could impact AFG’s A&E reserves and payments:

•
There is interest at the state level to attempt to legislatively address asbestos liabilities and the manner in which asbestos claims are resolved. These developments are fluid and could result in piecemeal state-by-state solutions.

•	The manner by which bankruptcy courts are addressing asbestos liabilities is in flux.

•	AFG’s insureds may make claims alleging significant non-products exposures.

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of bankruptcy filings and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net earnings by approximately $32 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2019	2018	2017
Number of policyholders with no indemnity payments:
Asbestos	98	94	81
Environmental	113	112	101
	211	206	182
Number of policyholders with indemnity payments:
Asbestos	46	49	74
Environmental	17	32	31
	63	81	105
Total	274	287	287

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including LAE, were as follows (in millions):

	2019	2018	2017
Asbestos	$17	$9	$11
Environmental	13	17	12
Total	$30	$26	$23

The survival ratio is a measure often used by industry analysts to compare A&E reserves’ strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2019, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2018, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2019)	17.9	11.8	14.6
Industry (12/31/2018)	7.0	8.3	7.3

During the third quarter of 2019, AFG completed and in-depth internal review of its A&E exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of A&E exposures, AFG has periodically conducted comprehensive external studies of its A&E reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years. AFG has historically conducted an external study every two years. The most recent external study was in the third quarter of 2017 and AFG is currently evaluating the frequency of future external studies.

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

An in-depth internal review of AFG’s A&E reserves was also completed in the third quarter of 2018. As a result of the 2018 internal review, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $6 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance). The increase in property and casualty asbestos reserves relates to increased estimates for indemnity and defense costs. The increase in property and casualty environmental reserves was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites.

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

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E study and reviews were $11 million in 2019, $9 million in 2018 and $24 million in 2017. For a discussion of the charges recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $91 million at December 31, 2019. For a discussion of the uncertainties in determining the ultimate liability, see Note N — “Contingencies” to the financial statements.

Indexed Annuity Embedded Derivatives   As of December 31, 2019, annuity benefits accumulated in AFG’s Balance Sheet includes $3.73 billion for the fair value of the derivatives embedded in its fixed-indexed and variable-indexed annuities. As discussed in Note F — “Derivatives” to the financial statements, AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. Under GAAP, this index participation is considered an embedded derivative that is required to be carried at fair value in the financial statements. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. The fair value of the embedded derivatives represents an estimate of the present value of projected policyholder benefits from the equity participation in excess of the projected minimum guaranteed contract values. As discussed in Note D — “Fair Value Measurements” to the financial statements, the fair value of the embedded derivatives is impacted by fluctuations in interest rates, the stock market (including the cost of options), policyholder behavior and other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

Run-off Long-term Care Insurance   In December 2015, AFG completed the sale of United Teacher Associates Insurance Company and Continental General Insurance Company, the legal entities containing substantially all of its run-off long-term care insurance business, to HC2 Holdings, Inc. (“HC2”) for approximately $13 million in net proceeds. AFG may also receive up to $13 million of additional proceeds from HC2 in 2020 contingent upon the release of certain statutory-basis liabilities of the legal entities sold by AFG. In connection with obtaining regulatory approval for the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement expiring in 2020. With the completion of this sale, AFG divested substantially all of its long-term care business (96% as measured by net statutory reserves as of November 30, 2015) and retained only a small block of long-term care insurance (1,500 policies) with approximately $48 million of reserves at December 31, 2019. AFG will continue to accept renewal premiums on its remaining outstanding policies, which are guaranteed renewable.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2019
Assets:
Cash and investments	$55,416	$—	$(164)	(a)	$55,252
Assets of managed investment entities	—	4,736	—		4,736
Other assets	10,143	—	(1)	(a)	10,142
Total assets	$65,559	$4,736	$(165)		$70,130
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,062	$—	$—		$13,062
Annuity, life, accident and health benefits and reserves	41,018	—	—		41,018
Liabilities of managed investment entities	—	4,736	(165)	(a)	4,571
Long-term debt and other liabilities	5,210	—	—		5,210
Total liabilities	59,290	4,736	(165)		63,861

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,397	—	—		1,397
Retained earnings	4,009	—	—		4,009
Accumulated other comprehensive income, net of tax	863	—	—		863
Total shareholders’ equity	6,269	—	—		6,269
Noncontrolling interests	—	—	—		—
Total equity	6,269	—	—		6,269
Total liabilities and equity	$65,559	$4,736	$(165)		$70,130

December 31, 2018
Assets:
Cash and investments	$48,685	$—	$(187)	(a)	$48,498
Assets of managed investment entities	—	4,700	—		4,700
Other assets	10,259	—	(1)	(a)	10,258
Total assets	$58,944	$4,700	$(188)		$63,456
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,336	$—	$—		$12,336
Annuity, life, accident and health benefits and reserves	37,251	—	—		37,251
Liabilities of managed investment entities	—	4,700	(188)	(a)	4,512
Long-term debt and other liabilities	4,385	—	—		4,385
Total liabilities	53,972	4,700	(188)		58,484

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,334	—	—		1,334
Retained earnings	3,588	—	—		3,588
Accumulated other comprehensive income, net of tax	48	—	—		48
Total shareholders’ equity	4,970	—	—		4,970
Noncontrolling interests	2	—	—		2
Total equity	4,972	—	—		4,972
Total liabilities and equity	$58,944	$4,700	$(188)		$63,456

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2019
Revenues:
Insurance net earned premiums	$1,375	$—	$—		$1,375
Net investment income	586	—	7	(b)	593
Realized gains (losses) on securities	65	—	—		65
Income (loss) of managed investment entities:
Investment income	—	63	—		63
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(13)	(b)	(14)
Other income	52	—	(4)	(c)	48
Total revenues	2,078	62	(10)		2,130
Costs and Expenses:
Insurance benefits and expenses	1,695	—	—		1,695
Expenses of managed investment entities	—	62	(10)	(b)(c)	52
Interest charges on borrowed money and other expenses	124	—	—		124
Total costs and expenses	1,819	62	(10)		1,871
Earnings before income taxes	259	—	—		259
Provision for income taxes	68	—	—		68
Net earnings, including noncontrolling interests	191	—	—		191
Less: Net earnings (losses) attributable to noncontrolling interests	(20)	—	—		(20)
Net earnings attributable to shareholders	$211	$—	$—		$211

Three months ended December 31, 2018
Revenues:
Insurance net earned premiums	$1,276	$—	$—		$1,276
Net investment income	538	—	4	(b)	542
Realized gains (losses) on securities	(238)	—	—		(238)
Income (loss) of managed investment entities:
Investment income	—	68	—		68
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(10)	(b)	(11)
Other income	57	—	(4)	(c)	53
Total revenues	1,633	67	(10)		1,690
Costs and Expenses:
Insurance benefits and expenses	1,575	—	—		1,575
Expenses of managed investment entities	—	67	(10)	(b)(c)	57
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,672	67	(10)		1,729
Earnings (loss) before income taxes	(39)	—	—		(39)
Provision (credit) for income taxes	(4)	—	—		(4)
Net earnings (loss), including noncontrolling interests	(35)	—	—		(35)
Less: Net earnings (losses) attributable to noncontrolling interests	(6)	—	—		(6)
Net earnings (loss) attributable to shareholders	$(29)	$—	$—		$(29)

(a)
Includes losses of $7 million and $4 million in the fourth quarter of 2019 and 2018, respectively, representing the change in fair value of AFG’s CLO investments plus $4 million in both the fourth quarter of 2019 and 2018 in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million in both the fourth quarter of 2019 and 2018 in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2019
Revenues:
Insurance net earned premiums	$5,207	$—	$—		$5,207
Net investment income	2,307	—	(4)	(b)	2,303
Realized gains (losses) on securities	287	—	—		287
Income (loss) of managed investment entities:
Investment income	—	269	—		269
Gain (loss) on change in fair value of assets/liabilities	—	(8)	(22)	(b)	(30)
Other income	216	—	(15)	(c)	201
Total revenues	8,017	261	(41)		8,237
Costs and Expenses:
Insurance benefits and expenses	6,436	—	—		6,436
Expenses of managed investment entities	—	261	(41)	(b)(c)	220
Interest charges on borrowed money and other expenses	473	—	—		473
Total costs and expenses	6,909	261	(41)		7,129
Earnings before income taxes	1,108	—	—		1,108
Provision for income taxes	239	—	—		239
Net earnings, including noncontrolling interests	869	—	—		869
Less: Net earnings (losses) attributable to noncontrolling interests	(28)	—	—		(28)
Net earnings attributable to shareholders	$897	$—	$—		$897

Year ended December 31, 2018
Revenues:
Insurance net earned premiums	$4,889	$—	$—		$4,889
Net investment income	2,101	—	(7)	(b)	2,094
Realized gains (losses) on securities	(266)	—	—		(266)
Income (loss) of managed investment entities:
Investment income	—	255	—		255
Gain (loss) on change in fair value of assets/liabilities	—	(7)	(14)	(b)	(21)
Other income	215	—	(16)	(c)	199
Total revenues	6,939	248	(37)		7,150
Costs and Expenses:
Insurance benefits and expenses	5,885	—	—		5,885
Expenses of managed investment entities	—	248	(37)	(b)(c)	211
Interest charges on borrowed money and other expenses	415	—	—		415
Total costs and expenses	6,300	248	(37)		6,511
Earnings before income taxes	639	—	—		639
Provision for income taxes	122	—	—		122
Net earnings, including noncontrolling interests	517	—	—		517
Less: Net earnings (losses) attributable to noncontrolling interests	(13)	—	—		(13)
Net earnings attributable to shareholders	$530	$—	$—		$530

(a)
Includes income of $4 million and $7 million in 2019 and 2018, respectively, representing the change in fair value of AFG’s CLO investments plus $15 million and $16 million in 2019 and 2018, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $26 million and $21 million in 2019 and 2018, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2017
Revenues:
Insurance net earned premiums	$4,601	$—	$—		$4,601
Net investment income	1,854	—	(23)	(b)	1,831
Realized gains (losses) on securities	5	—	—		5
Income (loss) of managed investment entities:
Investment income	—	210	—		210
Gain (loss) on change in fair value of assets/liabilities	—	22	(10)	(b)	12
Other income	224	—	(18)	(c)	206
Total revenues	6,684	232	(51)		6,865
Costs and Expenses:
Insurance benefits and expenses	5,453	—	—		5,453
Expenses of managed investment entities	—	231	(50)	(b)(c)	181
Interest charges on borrowed money and other expenses	507	—	—		507
Total costs and expenses	5,960	231	(50)		6,141
Earnings before income taxes	724	1	(1)		724
Provision for income taxes	247	—	—		247
Net earnings, including noncontrolling interests	477	1	(1)		477
Less: Net earnings (losses) attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$475	$1	$(1)		$475

(a)	Includes income of $23 million representing the change in fair value of AFG’s CLO investments plus $18 million in CLO management fees earned.

(b)	Elimination of the change in fair value of AFG’s investments in the CLOs, including $32 million in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

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

Beginning prospectively with the second quarter of 2019, AFG’s core net operating earnings for its annuity segment excludes unlocking, the impact of changes in the fair value of derivatives related to fixed-indexed annuities (“FIAs”), and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs (“annuity non-core earnings (losses)”). Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of FIA liabilities that management believes can be inconsistent with the long-term economics of this growing portion of AFG’s annuity business. Management believes that separating these impacts as “non-core” will provide investors with a better view of the fundamental performance of the business, and a more comparable measure of the annuity segment’s business compared to the results identified as “core” by its peers. Core net operating earnings for the annuity segment for the first quarter of 2019 and prior periods were not adjusted, so results for periods following the change are not directly comparable to prior periods. The impact of the items now considered annuity non-core earnings on prior periods is highlighted in the discussion following the reconciliation of net earnings attributable to shareholders to core net operating earnings.

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

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018	2017
Components of net earnings (loss) attributable to shareholders:
Core operating earnings before income taxes	$251	$199	$967	$932	$865
Pretax non-core items:
Realized gains (losses) on securities	65	(238)	287	(266)	5
Annuity non-core earnings (losses) (*)	24	—	(36)	—	—
Special A&E charges	—	—	(29)	(27)	(113)
Neon exited lines charge	(76)	—	(76)	—	18
Loss on retirement of debt	(5)	—	(5)	—	(51)
Earnings (loss) before income taxes	259	(39)	1,108	639	724
Provision (credit) for income taxes:
Core operating earnings	50	46	193	184	275
Non-core items:
Realized gains (losses) on securities	14	(50)	60	(56)	2
Annuity non-core earnings (losses) (*)	5	—	(7)	—	—
Special A&E charges	—	—	(6)	(6)	(39)
Loss on retirement of debt	(1)	—	(1)	—	(18)
Tax benefit related to Neon restructuring	—	—	—	—	(56)
Tax expense related to change in U.S. corporate tax rate	—	—	—	—	83
Total provision (credit) for income taxes	68	(4)	239	122	247
Net earnings (loss), including noncontrolling interests	191	(35)	869	517	477
Less net earnings (losses) attributable to noncontrolling interests:
Core operating earnings	(2)	(6)	(10)	(13)	2
Neon exited lines charge	(18)	—	(18)	—	—
Total net earnings (losses) attributable to noncontrolling interests	(20)	(6)	(28)	(13)	2
Net earnings (loss) attributable to shareholders	$211	$(29)	$897	$530	$475

Net earnings (loss):
Core net operating earnings	$203	$159	$784	$761	$588
Realized gains (losses) on securities	51	(188)	227	(210)	3
Annuity non-core earnings (losses) (*)	19	—	(29)	—	—
Special A&E charges	—	—	(23)	(21)	(74)
Neon exited lines charge	(58)	—	(58)	—	18
Loss on retirement of debt	(4)	—	(4)	—	(33)
Tax benefit related to Neon restructuring	—	—	—	—	56
Tax expense related to change in U.S. corporate tax rate	—	—	—	—	(83)
Net earnings (loss) attributable to shareholders	$211	$(29)	$897	$530	$475

Diluted per share amounts:
Core net operating earnings	$2.22	$1.75	$8.62	$8.40	$6.55
Realized gains (losses) on securities	0.56	(2.08)	2.47	(2.31)	0.03
Annuity non-core earnings (losses) (*)	0.21	—	(0.31)	—	—
Special A&E charges	—	—	(0.25)	(0.24)	(0.82)
Neon exited lines charge	(0.64)	—	(0.64)	—	0.19
Loss on retirement of debt	(0.04)	—	(0.04)	—	(0.37)
Tax benefit related to Neon restructuring	—	—	—	—	0.62
Tax expense related to change in U.S. corporate tax rate	—	—	—	—	(0.92)
Net earnings (loss) attributable to shareholders	$2.31	$(0.33)	$9.85	$5.85	$5.28

(*)
As discussed above, beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered annuity non-core earnings (losses).

AFG reported net earnings attributable to shareholders of $211 million in the fourth quarter of 2019 compared to a net loss attributable to shareholders of $29 million in the fourth quarter of 2018. Results for the fourth quarter of 2019 were positively impacted by $8 million in net non-core items. Comparatively, the net loss in the 2018 fourth quarter includes $188 million in non-core net realized losses on securities. In addition, net earnings attributable to shareholders includes after-tax earnings of $19 million in the fourth quarter of 2019 and after-tax losses of $52 million in the fourth quarter of

2018 from unlocking (in the 2018 quarter), the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) beginning prospectively with the second quarter of 2019. Excluding the $52 million after-tax negative impact of these items on results for the fourth quarter of 2018, core net operating earnings decreased $8 million in the fourth quarter of 2019 compared to the same period in 2018 reflecting lower earnings in the property and casualty insurance segment and higher holding company expenses, partially offset by higher earnings in the annuity segment. Realized gains (losses) on securities in the fourth quarters of 2019 and 2018 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders increased $367 million for the full-year of 2019 compared to the same period in 2018 due primarily to after-tax net realized gains on securities of $227 million in 2019 compared to after-tax net realized losses of $210 million in 2018. In addition, net earnings attributable to shareholders includes an after-tax loss of $38 million for the full-year of 2019 (after tax losses of $9 million in the first quarter, $27 million in the second quarter and $21 million in the third quarter, and an after tax gain of $19 million in the fourth quarter) and an after-tax loss of $38 million for the full-year of 2018 from unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) beginning prospectively with the second quarter of 2019. Excluding the $9 million after-tax negative impact of these items on results for the first quarter of 2019 and the $38 million after-tax negative impact of these items on results for the full-year of 2018, core net operating earnings decreased $6 million in 2019 compared to 2018 reflecting higher holding company expenses, partially offset by higher earnings in the property and casualty insurance segment. Realized gains (losses) on securities in 2019 and 2018 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders increased $55 million for the full-year of 2018 compared to the same period in 2017 due primarily to higher core net operating earnings, lower special A&E charges recorded in 2018 compared to 2017, losses on the retirement of debt in 2017 and the 2017 tax expense related to the change in the U.S. corporate tax rate, partially offset by net realized losses on securities in 2018 compared to net realized gains on securities in 2017, the 2017 favorable development in the Neon exited lines in connection with a reinsurance to close transaction and the 2017 tax benefit from restructuring at Neon. Core net operating earnings increased $173 million in 2018 compared to 2017 reflecting higher net investment income in the property and casualty insurance segment, lower interest charges on borrowed money, lower holding company expenses and a lower corporate income tax rate, partially offset by lower earnings in the annuity segment and income from the sale of real estate in 2017. Realized losses on securities in 2018 includes the decline in fair value of equity securities that are required to be carried at fair value through net earnings under accounting guidance adopted on January 1, 2018. Included in the $210 million of non-core net realized losses on securities in 2018 were $214 million in net losses on equity securities that AFG continued to own at December 31, 2018.

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2019 AND 2018

Segmented Statement of Earnings
AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2019 and 2018 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,370	$—	$—	$—	$1,370	$—	$1,370
Life, accident and health net earned premiums	—	—	—	5	5	—	5
Net investment income	120	458	7	8	593	—	593
Realized gains (losses) on securities	—	—	—	—	—	65	65
Income (loss) of MIEs:
Investment income	—	—	63	—	63	—	63
Gain (loss) on change in fair value of assets/liabilities	—	—	(14)	—	(14)	—	(14)
Other income	1	26	(4)	25	48	—	48
Total revenues	1,491	484	52	38	2,065	65	2,130

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	866	—	—	—	866	46	912
Commissions and other underwriting expenses	416	—	—	4	420	30	450
Annuity benefits	—	281	—	—	281	(30)	251
Life, accident and health benefits	—	—	—	10	10	—	10
Annuity and supplemental insurance acquisition expenses	—	65	—	1	66	6	72
Interest charges on borrowed money	—	—	—	18	18	—	18
Expenses of MIEs	—	—	52	—	52	—	52
Other expenses	12	34	—	55	101	5	106
Total costs and expenses	1,294	380	52	88	1,814	57	1,871
Earnings before income taxes	197	104	—	(50)	251	8	259
Provision for income taxes	39	21	—	(10)	50	18	68
Net earnings, including noncontrolling interests	158	83	—	(40)	201	(10)	191
Less: Net earnings (losses) attributable to noncontrolling interests	(2)	—	—	—	(2)	(18)	(20)
Core Net Operating Earnings	160	83	—	(40)	203
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	51	51	(51)	—
Annuity non-core earnings (losses), net of tax (b)	—	19	—	—	19	(19)	—
Neon exited lines charge	(58)	—	—	—	(58)	58	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—
Net Earnings Attributable to Shareholders	$102	$102	$—	$7	$211	$—	$211

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$1,270	$—	$—	$—	$1,270	$—	$1,270
Life, accident and health net earned premiums	—	—	—	6	6	—	6
Net investment income	115	419	4	4	542	—	542
Realized gains (losses) on securities	—	—	—	—	—	(238)	(238)
Income (loss) of MIEs:
Investment income	—	—	68	—	68	—	68
Gain (loss) on change in fair value of assets/liabilities	—	—	(11)	—	(11)	—	(11)
Other income	2	27	(4)	28	53	—	53
Total revenues	1,387	446	57	38	1,928	(238)	1,690

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	797	—	—	—	797	—	797
Commissions and other underwriting expenses	372	—	—	6	378	—	378
Annuity benefits	—	334	—	—	334	—	334
Life, accident and health benefits	—	—	—	8	8	—	8
Annuity and supplemental insurance acquisition expenses	—	56	—	2	58	—	58
Interest charges on borrowed money	—	—	—	16	16	—	16
Expenses of MIEs	—	—	57	—	57	—	57
Other expenses	10	36	—	35	81	—	81
Total costs and expenses	1,179	426	57	67	1,729	—	1,729
Earnings (loss) before income taxes	208	20	—	(29)	199	(238)	(39)
Provision (credit) for income taxes	49	5	—	(8)	46	(50)	(4)
Net earnings (loss), including noncontrolling interests	159	15	—	(21)	153	(188)	(35)
Less: Net earnings (losses) attributable to noncontrolling interests	(6)	—	—	—	(6)	—	(6)
Core Net Operating Earnings	165	15	—	(21)	159
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(188)	(188)	188	—
Net Earnings (Loss) Attributable to Shareholders	$165	$15	$—	$(209)	$(29)	$—	$(29)

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

Property and Casualty Insurance Segment — Results of Operations
Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. Underwriting profitability is measured by the combined ratio, which is a sum of the ratios of losses and LAE, and commissions and other underwriting expenses to premiums. A combined ratio under 100% indicates an underwriting profit. The combined ratio does not reflect net investment income, other income, other expenses or federal income taxes.

AFG’s property and casualty insurance operations contributed $121 million in GAAP pretax earnings in the fourth quarter of 2019 compared to $208 million in the fourth quarter of 2018, a decrease of $87 million (42%). Property and casualty core pretax earnings were $197 million in the fourth quarter of 2019 compared to $208 million in the fourth quarter of 2018, a decrease of $11 million (5%). The decrease in GAAP and core pretax earnings reflects lower underwriting profit, partially offset by higher net investment income in the fourth quarter of 2019 compared to the fourth quarter of 2018.

GAAP pretax earnings also includes a pretax non-core charge of $76 million in the fourth quarter of 2019 related to costs associated with plans to exit the Lloyd’s of London insurance market in 2020. See “Neon exited lines charge” below.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2019 and 2018 (dollars in millions):

	Three months ended December 31,
	2019	2018	% Change
Gross written premiums	$1,749	$1,613	8%
Reinsurance premiums ceded	(436)	(405)	8%
Net written premiums	1,313	1,208	9%
Change in unearned premiums	57	62	(8%)
Net earned premiums	1,370	1,270	8%
Loss and loss adjustment expenses (a)	866	797	9%
Commissions and other underwriting expenses (b)	416	372	12%
Core underwriting gain	88	101	(13%)

Net investment income	120	115	4%
Other income and expenses, net	(11)	(8)	38%
Core earnings before income taxes	197	208	(5%)
Pretax non-core Neon exited lines charge	(76)	—	—%
GAAP earnings before income taxes	$121	$208	(42%)

	Three months ended December 31,
Combined Ratios:	2019	2018	Change
Specialty lines
Loss and LAE ratio (a)	63.2%	62.7%	0.5%
Underwriting expense ratio (b)	30.3%	29.3%	1.0%
Combined ratio	93.5%	92.0%	1.5%

Aggregate — including exited lines
Loss and LAE ratio	66.6%	62.7%	3.9%
Underwriting expense ratio	32.5%	29.3%	3.2%
Combined ratio	99.1%	92.0%	7.1%

(a)	Excludes a pretax non-core charge of $46 million (3.3 points on the combined ratio) in the fourth quarter of 2019 associated with plans to exit the Lloyd’s of London insurance market in 2020.

(b)	Excludes a pretax non-core charge of $30 million (2.2 points on the combined ratio) in the fourth quarter of 2019 associated with plans to exit the Lloyd’s of London insurance market in 2020.

Starting in 1986, AFG’s statutory combined ratio has been better than the U.S. industry average for 32 of the 34 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.75 billion for the fourth quarter of 2019 compared to $1.61 billion for the fourth quarter of 2018, an increase of $136 million (8%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2019		2018
	GWP	%	GWP	%	% Change
Property and transportation	$628	36%	$651	40%	(4%)
Specialty casualty	929	53%	778	48%	19%
Specialty financial	192	11%	184	12%	4%
	$1,749	100%	$1,613	100%	8%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for both the fourth quarter of 2019 and the fourth quarter of 2018. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2019		2018		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(179)	29%	$(203)	31%	(2%)
Specialty casualty	(260)	28%	(197)	25%	3%
Specialty financial	(36)	19%	(42)	23%	(4%)
Other specialty	39		37
	$(436)	25%	$(405)	25%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.31 billion for the fourth quarter of 2019 compared to $1.21 billion for the fourth quarter of 2018, an increase of $105 million (9%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2019		2018
	NWP	%	NWP	%	% Change
Property and transportation	$449	34%	$448	37%	—%
Specialty casualty	669	51%	581	48%	15%
Specialty financial	156	12%	142	12%	10%
Other specialty	39	3%	37	3%	5%
	$1,313	100%	$1,208	100%	9%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.37 billion for the fourth quarter of 2019 compared to $1.27 billion for the fourth quarter of 2018, an increase of $100 million (8%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2019		2018
	NEP	%	NEP	%	% Change
Property and transportation	$505	37%	$479	38%	5%
Specialty casualty	676	49%	613	48%	10%
Specialty financial	152	11%	141	11%	8%
Other specialty	37	3%	37	3%	—%
	$1,370	100%	$1,270	100%	8%

The $136 million (8%) increase in gross written premiums in the fourth quarter of 2019 compared to the fourth quarter of 2018 reflects growth in the Specialty casualty and Specialty financial sub-segments, partially offset by lower premiums in the Property and transportation sub-segment. Overall average renewal rates increased approximately 5% in the fourth quarter of 2019. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 7%.

Property and transportation Gross written premiums decreased $23 million (4%) in the fourth quarter of 2019 compared to the fourth quarter of 2018. Higher premiums in the property and inland marine and ocean marine businesses were more than offset by lower premiums in the transportation businesses (due primarily to the timing of the renewal of a large commercial auto account) and lower year-over-year premiums related to winter wheat and rainfall index products in the crop operations. Average renewal rates increased nearly 5% for this group in the fourth quarter of 2019. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the fourth quarter of 2019 compared to the fourth quarter of 2018, reflecting lower cessions in the crop insurance business.

Specialty casualty Gross written premiums increased $151 million (19%) in the fourth quarter of 2019 compared to the fourth quarter of 2018. Growth in the surplus lines and excess liability businesses, primarily the result of new business opportunities, rate increases and higher retentions on renewal business, were primary drivers of the higher premiums. Higher premiums reported by Neon, premium growth in the executive liability business and the addition of ABA Insurance Services also contributed to the increase in premiums. Average renewal rates for this group increased approximately 6% in the fourth quarter of 2019. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 11%. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the fourth quarter of 2019 compared to the fourth quarter of 2018, reflecting growth in the surplus lines, excess liability and mergers and acquisitions businesses, which have a higher ceding percentage than the overall Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $8 million (4%) in the fourth quarter of 2019 compared to the fourth quarter of 2018, due to modest growth across all businesses in the group. Average renewal rates for this group increased approximately 2% in the fourth quarter of 2019. Reinsurance premiums ceded as a percentage of gross written premiums decreased 4 percentage points for the fourth quarter of 2019 compared to the fourth quarter of 2018 reflecting lower cessions in the financial institutions business due to reduced gross written premiums in certain lines of business that are 100% reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $2 million (5%) in the fourth quarter of 2019 compared to the fourth quarter of 2018, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

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

	Three months ended December 31,			Three months ended December 31,
	2019	2018	Change	2019	2018
Property and transportation
Loss and LAE ratio	77.8%	68.2%	9.6%
Underwriting expense ratio	22.6%	18.3%	4.3%
Combined ratio	100.4%	86.5%	13.9%
Underwriting profit (loss)				$(2)	$64

Specialty casualty
Loss and LAE ratio	59.4%	63.5%	(4.1%)
Underwriting expense ratio	30.3%	33.0%	(2.7%)
Combined ratio	89.7%	96.5%	(6.8%)
Underwriting profit				$69	$22

Specialty financial
Loss and LAE ratio	26.1%	36.4%	(10.3%)
Underwriting expense ratio	53.5%	49.1%	4.4%
Combined ratio	79.6%	85.5%	(5.9%)
Underwriting profit				$32	$20

Total Specialty
Loss and LAE ratio	63.2%	62.7%	0.5%
Underwriting expense ratio	30.3%	29.3%	1.0%
Combined ratio	93.5%	92.0%	1.5%
Underwriting profit				$89	$102

Aggregate — including exited lines
Loss and LAE ratio	66.6%	62.7%	3.9%
Underwriting expense ratio	32.5%	29.3%	3.2%
Combined ratio	99.1%	92.0%	7.1%
Underwriting profit				$12	$101

The Specialty property and casualty insurance operations generated an underwriting profit of $89 million for the fourth quarter of 2019 compared to $102 million in the fourth quarter of 2018, a decrease of $13 million (13%). Lower underwriting results in the Property and transportation sub-segment were partially offset by higher underwriting profits in the Specialty casualty and Specialty financial sub-segments. Overall catastrophe losses were $15 million, including $1 million of net reinstatement premiums, (1.0 points on the combined ratio) in the fourth quarter of 2019 compared to $38 million, including a $1 million favorable adjustment to net reinstatement premiums, (3.0 points) in the fourth quarter of 2018.

Property and transportation This group reported an underwriting loss of $2 million for the fourth quarter of 2019 compared to an underwriting profit of $64 million in the fourth quarter of 2018, a change of $66 million (103%). Record levels of prevented planting claims in the crop operations were the driver of the lower underwriting results in the fourth quarter of 2019 compared to the fourth quarter of 2018. Catastrophe losses for this group were $7 million in the fourth quarter of 2019. By comparison, catastrophe losses had a favorable impact of $1 million in the 2018 fourth quarter, with catastrophe losses reported from the previous quarter developing favorably in the fourth quarter of 2018.

Specialty casualty Underwriting profit for this group was $69 million for the fourth quarter of 2019 compared to $22 million for the fourth quarter of 2018, an increase of $47 million (214%). This increase is largely due to a reduction in the underwriting loss at Neon (excluding the Neon exited lines charge), due primarily to lower year-over-year catastrophe losses. See “Neon exited lines charge” below for information about AFG’s plans to exit the Lloyd’s of London insurance market in 2020. Higher underwriting profit in the workers’ compensation businesses, due primarily to higher favorable prior year reserve development, also contributed to the increase in underwriting profit between periods. Catastrophe losses were $5 million (0.8 points on the combined ratio) for the fourth quarter of 2019 compared to $28 million (4.7 points) for the fourth quarter of 2018. Catastrophe losses in both periods were primarily in the Neon operations.

Specialty financial Underwriting profit for this group was $32 million for the fourth quarter of 2019 compared to $20 million in the fourth quarter of 2018, an increase of $12 million (60%). Higher underwriting profits in the financial institutions, surety and trade credit businesses contributed to these results. Catastrophe losses were $2 million (1.1 points on the combined ratio) in the fourth quarter of 2019 compared to $10 million (7.1 points) in the fourth quarter of 2018.

Other specialty This group reported an underwriting loss of $10 million for the fourth quarter of 2019 compared to $4 million in the fourth quarter of 2018, an increase of $6 million (150%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the fourth quarter of 2019 compared to the fourth quarter of 2018.

Neon exited lines charge In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off and recording a non-core charge of $76 million for reserve strengthening and expenses related to exit costs incurred with the run-off of this business. Neon and its predecessor, Marketform, have failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. The non-core charge includes $46 million to increase loss reserves (including $7 million of net adverse prior year reserve development) and $30 million of underwriting expenses representing contractual employee severance benefits and other incurred exit costs. AFG will incur additional employee-related, rent and other expenses as the business is run-off.

In the fourth quarter of 2017, Neon entered into a reinsurance to close agreement for its 2015 and prior years of account, which transfers the responsibility for all of the liabilities that attach to the transferred year of account as well as any income due to the closing year of account in return for a premium. As a result of the reinsurance to close agreement, Neon recorded favorable reserve development of $42 million, of which $24 million related to its ongoing lines of business (included in Specialty casualty) and $18 million related to exited lines of business (included in Neon exited lines charge).

Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), the $76 million charge related to the Neon exited lines recorded in 2019 in connection with AFG’s plans to exit the Lloyd’s of London insurance market in 2020 and the $18 million of favorable development related to the Neon exited lines recorded in connection with the December 2017 reinsurance to close transaction were treated as non-core.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment for the fourth quarter of 2019 includes the Neon exited lines charge mentioned above.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 66.6% for the fourth quarter of 2019 compared to 62.7% for fourth quarter of 2018, an increase of 3.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2019	2018	2019	2018	Ratio
Property and transportation
Current year, excluding catastrophe losses	$403	$335	79.9%	69.9%	10.0%
Prior accident years development	(18)	(7)	(3.5%)	(1.5%)	(2.0%)
Current year catastrophe losses	7	(1)	1.4%	(0.2%)	1.6%
Property and transportation losses and LAE and ratio	$392	$327	77.8%	68.2%	9.6%

Specialty casualty
Current year, excluding catastrophe losses	$422	$413	62.4%	67.3%	(4.9%)
Prior accident years development	(25)	(52)	(3.8%)	(8.5%)	4.7%
Current year catastrophe losses	5	28	0.8%	4.7%	(3.9%)
Specialty casualty losses and LAE and ratio	$402	$389	59.4%	63.5%	(4.1%)

Specialty financial
Current year, excluding catastrophe losses	$52	$48	34.2%	34.5%	(0.3%)
Prior accident years development	(14)	(7)	(9.2%)	(5.2%)	(4.0%)
Current year catastrophe losses	2	10	1.1%	7.1%	(6.0%)
Specialty financial losses and LAE and ratio	$40	$51	26.1%	36.4%	(10.3%)

Total Specialty
Current year, excluding catastrophe losses	$904	$818	66.0%	64.4%	1.6%
Prior accident years development	(53)	(61)	(3.8%)	(4.7%)	0.9%
Current year catastrophe losses	14	39	1.0%	3.0%	(2.0%)
Total Specialty losses and LAE and ratio	$865	$796	63.2%	62.7%	0.5%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$943	$819	66.0%	64.4%	1.6%
Prior accident years development	(45)	(61)	(0.4%)	(4.7%)	4.3%
Current year catastrophe losses	14	39	1.0%	3.0%	(2.0%)
Aggregate losses and LAE and ratio	$912	$797	66.6%	62.7%	3.9%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 66.0% for the fourth quarter of 2019 compared to 64.4% for the fourth quarter of 2018, an increase of 1.6 percentage points.

Property and transportation   The 10.0 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects an increase in the loss and LAE ratio of the crop operations due to a high level of prevented planting claims resulting from excess rain in 2019.

Specialty casualty   The 4.9 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at Neon (excluding the impact of the Neon exited lines charge), partially offset by an increase in the loss and LAE ratio of the workers’ compensation businesses.

Specialty financial   The 0.3 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business, partially offset by an increase in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $53 million in the fourth quarter of 2019 compared to $61 million in the fourth quarter of 2018, a decrease of $8 million (13%).

Property and transportation   Net favorable reserve development of $18 million in the fourth quarter of 2019 reflects lower than expected claim frequency at National Interstate and lower than anticipated claim severity in the property and inland marine business. Net favorable reserve development of $7 million in the fourth quarter of 2018 reflects lower than expected claim frequency and severity at National Interstate and lower than expected losses in the crop business.

Specialty casualty   Net favorable reserve development of $25 million in the fourth quarter of 2019 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses, higher than expected claim frequency in product liability contractor claims, and higher than anticipated claim severity in the public sector business. Net favorable reserve development of $52 million in the fourth quarter of 2018 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected emergence in assumed 2017 property catastrophe losses at Neon.

Specialty financial   Net favorable reserve development of $14 million in the fourth quarter of 2019 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the foreign credit business. Net favorable reserve development of $7 million in the fourth quarter of 2018 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim frequency in run-off businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $4 million in the fourth quarter of 2019 and $5 million in the fourth quarter of 2018, reflecting adverse development associated with AFGs internal reinsurance program, partially offset by the amortization of deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment for the fourth quarter of 2019 includes $7 million of net adverse reserve development related to Neon exited lines discussed above under “Neon exited lines charge.”

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2019, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Approximate impact of modeled loss
Industry Model	on AFG’s Shareholders’ Equity
100-year event	1%
250-year event	2%
500-year event	6%
As of January 1, 2020, AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $134 million. Neon’s excess of loss catastrophe reinsurance limits the maximum retained loss per event to $15 million for losses up to $145 million on direct business and $15 million for losses up to $45 million on assumed business. AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $134 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $14 million in the fourth quarter of 2019 resulted primarily from Typhoons Faxai and Hagibis, storms and tornadoes in the south-central United States and the Kincade fire in California. Catastrophe losses of $39 million in the fourth quarter of 2018 resulted primarily from Hurricane Michael and wildfires in California.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $446 million in the fourth quarter of 2019 compared to $372 million for the fourth quarter of 2018, an increase of $74 million (20%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 32.5% for the fourth quarter of 2019 compared to 29.3% for the fourth quarter of 2018, an increase of 3.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2019		2018		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$115	22.6%	$88	18.3%	4.3%
Specialty casualty	205	30.3%	202	33.0%	(2.7%)
Specialty financial	80	53.5%	70	49.1%	4.4%
Other specialty	16	39.0%	12	35.8%	3.2%
Total Specialty	416	30.3%	372	29.3%	1.0%
Neon exited lines charge	30		—
Total Aggregate	$446	32.5%	$372	29.3%	3.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 4.3 percentage points in the fourth quarter of 2019 compared to the fourth quarter of 2018 reflecting lower profitability-based ceding commissions received from reinsurers in the crop business and growth in businesses that have higher underwriting expense ratios than many of the businesses in the Property and transportation sub-segment.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.7 percentage points in the fourth quarter of 2019 compared to the fourth quarter of 2018 reflecting the impact of higher premiums on the ratio, particularly in the excess and surplus lines businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 4.4 percentage points in the fourth quarter of 2019 compared to the fourth quarter of 2018 reflecting higher profitability-based commissions paid to agents in the financial institutions business, higher underwriting expenses in the European businesses, due to costs incurred in preparation for Brexit, and a change in the mix of business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $30 million of underwriting expenses related to the Neon exited lines charge in the fourth quarter of 2019 representing contractual employee severance benefits and other incurred exit costs. See “Neon exited lines charge” above for information about AFG’s plans to exit the Lloyd’s of London insurance market in 2020.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $120 million in the fourth quarter of 2019 compared to $115 million in the fourth quarter of 2018, an increase of $5 million (4%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,			%
	2019	2018	Change	Change
Net investment income	$120	$115	$5	4%

Average invested assets (at amortized cost)	$11,744	$10,651	$1,093	10%

Yield (net investment income as a % of average invested assets)	4.09%	4.32%	(0.23%)

Tax equivalent yield (*)	4.22%	4.49%	(0.27%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in net investment income in the property and casualty insurance segment for the fourth quarter of 2019 as compared to the fourth quarter of 2018 reflects growth in the property and casualty insurance segment, partially offset by lower income from partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.09% for the fourth quarter of

2019 compared to 4.32% for the fourth quarter of 2018, a decrease of 0.23 percentage points, reflecting a lower yield on partnerships and similar investments. AFG’s property and casualty insurance operations recorded $18 million in earnings from partnerships and similar investments and AFG-managed CLOs in the fourth quarter of 2019 compared to $22 million in the fourth quarter of 2018, a decrease of $4 million (18%). The annualized yield earned on these investments was 9.1% in the fourth quarter of 2019 compared to 13.8% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $11 million for the fourth quarter of 2019 compared to $8 million for the fourth quarter of 2018, an increase of $3 million (38%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2019	2018

Other income	$1	$2
Other expenses
Amortization of intangibles	2	2
Other	10	8
Total other expenses	12	10
Other income and expenses, net	$(11)	$(8)

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $128 million in GAAP pretax earnings in the fourth quarter of 2019 compared to $20 million in the fourth quarter of 2018, an increase of $108 million (540%). This increase in AFG’s GAAP annuity segment results for the fourth quarter of 2019 as compared to the fourth quarter of 2018 is due primarily to the favorable impact of the significant increase in stock market performance on annuities with guaranteed withdrawal benefits and on the fair value of derivatives related to FIAs in the fourth quarter of 2019 compared to the unfavorable impact of the significant decline in the stock market on these annuities in the fourth quarter of 2018. The increase in pretax earnings also reflects growth in the annuity business. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and has historically conducted detailed reviews (“unlocking”) of its assumptions in the fourth quarter of each year. Beginning with the third quarter of 2019, AFG moved its annual unlocking to the third quarter and expects to continue to conduct the annual review in the third quarter of each year (consistent with many of its peers). The unlocking of the actuarial assumptions resulted in a net charge to earnings of $4 million in the fourth quarter of 2018. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the three months ended December 31, 2019 and 2018 (dollars in millions):

	Three months ended December 31,
	2019	2018	% Change
Revenues:
Net investment income	$458	$419	9%
Other income:
Guaranteed withdrawal benefit fees	17	17	—%
Policy charges and other miscellaneous income (a)	9	10	(10%)
Total revenues	484	446	9%

Costs and Expenses:
Annuity benefits (a)(b)	281	334	(16%)
Acquisition expenses (a)	65	56	16%
Other expenses	34	36	(6%)
Total costs and expenses	380	426	(11%)
Core earnings before income taxes	104	20	420%
Pretax non-core earnings (losses) (a)	24	—	—%
GAAP earnings before income taxes	$128	$20	540%

(a)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the fourth quarter of 2019, annuity benefits exclude the $30 million favorable impact of these items and acquisition expenses exclude the related $6 million unfavorable impact on the amortization of deferred policy acquisition costs.

(b)	Details of the components of annuity benefits are provided below.

Annuity core earnings before income taxes were $104 million in the fourth quarter of 2019 compared to $20 million in the fourth quarter of 2018, an increase of $84 million (420%). As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the fourth quarter of 2019, the annuity segment’s core earnings before income taxes excludes $24 million in pretax earnings related to these items. Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, the annuity segment’s core earnings before income taxes for the fourth quarter of 2018 includes the $66 million negative impact from these items in that period. Excluding the $66 million negative impact of these items on results for the fourth quarter of 2018, annuity core earnings before income taxes were $18 million (21%) higher in the fourth quarter of 2019 compared to the fourth quarter of 2018, reflecting growth in the annuity business. The table below highlights the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Three months ended December 31,
	2019	2018	% Change
Earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$104	$86	21%
Unlocking	—	(4)	(100%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(15)	(80)	(81%)
Accretion of guaranteed minimum FIA benefits	(103)	(94)	10%
Other annuity benefits	(2)	(35)	(94%)
Less cost of equity options	150	141	6%
Related impact on the amortization of deferred policy acquisition costs	(6)	6	(200%)
Earnings before income taxes	$128	$20	540%
Annuity benefits consisted of the following (dollars in millions):

	Three months ended December 31,
	2019			2018			Total %
	Core	Non-core	Total	Core	Non-core	Total	Change
Interest credited — fixed	$102	$—	$102	$92	$—	$92	11%
Accretion of guaranteed minimum FIA benefits	—	103	103	94	—	94	10%
Interest credited — fixed component of variable annuities	1	—	1	1	—	1	—%
Cost of equity options	150	(150)	—	—	—	—	—%
Other annuity benefits:
Amortization of sales inducements	3	—	3	5	—	5	(40%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	—	(8)	(8)	27	—	27	(130%)
Accretion of benefits and other	24	—	24	19	—	19	26%
Change in expected death and annuitization reserves and other	1	—	1	3	—	3	(67%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	10	10	8	—	8	25%
Unlocking	—	—	—	5	—	5	(100%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	276	276	(490)	—	(490)	(156%)
Equity option mark-to-market	—	(261)	(261)	570	—	570	(146%)
Impact of derivatives related to FIAs	—	15	15	80	—	80	(81%)

Total annuity benefits	$281	$(30)	$251	$334	$—	$334	(25%)

Because fluctuations in interest rates and the stock market, among other factors, can cause volatility in annuity benefits expense related to FIAs that can be inconsistent with the long-term economics of the FIA business, management believes that including the actual cost of the equity options purchased in the FIA business and excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs provides investors with a better view of the true cost of funds in the business and a more comparable measure to the cost of funds reported by its peers. The cost of the equity options included in AFG’s cost of funds is the net purchase price of the option contracts amortized on a straight-line basis over the life of the contracts, which is generally one year. The following table reconciles AFG’s non-GAAP cost of funds measure to total annuity benefits expense (in millions):

	Three months ended December 31,
	2019	2018
Interest credited — fixed	$102	$92
Include cost of equity options	150	141
Cost of funds	252	233

Interest credited — fixed component of variable annuities	1	1
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	28	27
	281	261
Unlocking, changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Unlocking	—	5
Impact of derivatives related to FIAs	15	80
Accretion of guaranteed minimum FIA benefits	103	94
Other annuity benefits — impact of the stock market and interest rates on FIAs	2	35
Less cost of equity options (included in cost of funds)	(150)	(141)
Total annuity benefits expense	$251	$334

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in the fourth quarter of 2018.

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

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended December 31,		%
	2019	2018	Change
Average fixed annuity investments (at amortized cost)	$39,316	$35,993	9%
Average fixed annuity benefits accumulated	39,615	36,103	10%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.63%	4.64%
Cost of funds	(2.54%)	(2.58%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.11%)	(0.12%)
Net interest spread	1.98%	1.94%

Policy charges and other miscellaneous income (*)	0.07%	0.08%
Acquisition expenses (*)	(0.65%)	(0.66%)
Other expenses	(0.33%)	(0.38%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on FIAs	1.07%	0.98%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	0.24%	(0.69%)
Unlocking	—%	(0.04%)
Net spread earned on fixed annuities	1.31%	0.25%

(*)
Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the fourth quarter of 2019 was $458 million compared to $419 million for the fourth quarter of 2018, an increase of $39 million (9%). This increase reflects the growth in AFG’s annuity business and higher earnings on investments accounted for under the equity method. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.01 percentage points to 4.63% from 4.64% in the fourth quarter of 2019 compared to the fourth quarter of 2018. The impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets was substantially offset by very strong investment income in the 2019 quarter, including higher yields on investments accounted for under the equity method. For the period from October 1, 2018 through December 31, 2019, $6.4 billion in annuity segment investments with an average yield of approximately 5.0% were redeemed or sold with the proceeds reinvested at an approximately 0.8% lower yield.

Annuity Cost of Funds
Cost of funds for the fourth quarter of 2019 was $252 million compared to $233 million for the fourth quarter of 2018, an increase of $19 million (8%), reflecting growth in the annuity business. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.04 percentage points to 2.54% in the fourth quarter of 2019 from 2.58% in the fourth quarter of 2018 reflecting lower renewal option costs.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Three months ended December 31,
	2019	2018
Cost of equity options (FIAs)	$150	$141
Interest credited:
Traditional fixed annuities	62	58
Fixed component of fixed-indexed annuities	25	21
Immediate annuities	6	6
Pension risk transfer products	3	1
Federal Home Loan Bank advances	6	6
Total cost of funds	$252	$233

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of unlocking and the stock market and interest rates, for the fourth quarter of 2019 were $11 million compared to $10 million for the fourth quarter of 2018, an increase of $1 million (10%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.01 percentage points to 0.11% from 0.12% in the fourth quarter of 2019 compared to the fourth quarter of 2018. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2019	2018
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$3	$5
Change in guaranteed withdrawal benefit reserve	24	19
Change in other benefit reserves	1	3
Other annuity benefits	28	27
Offset guaranteed withdrawal benefit fees	(17)	(17)
Other annuity benefits excluding the impact of the stock market and interest rates, net	11	10
Other annuity benefits — impact of the stock market and interest rates	2	35
Other annuity benefits, net	$13	$45

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $2 million in the fourth quarter of 2019 compared to $35 million in the fourth quarter of 2018. This $33 million (94%) decrease was the primary cause of the $32 million overall decrease in other annuity benefits, net of guaranteed withdrawal benefit fees in the fourth quarter of 2019 compared to the fourth quarter of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in the fourth quarter of 2018.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.04 percentage points to 1.98% from 1.94% in the fourth quarter of 2019 compared to the same period in 2018 due primarily to lower renewal option costs. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate were $9 million in the fourth quarter of 2019 compared to $10 million the fourth quarter of 2018, a decrease of $1 million (10%). Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.01 percentage points to 0.07% in the fourth quarter of 2019 from 0.08% in the fourth quarter of 2018.

See “Annuity Unlocking” below for a discussion of the impact that the periodic review of actuarial assumptions had on annuity policy charges and other miscellaneous income in the fourth quarter of 2018.

Annuity Acquisition Expenses
In addition to the impact of unlocking, the following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Three months ended December 31,
	2019	2018
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$65	$64
Unlocking	—	(1)
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates	6	(7)
Annuity acquisition expenses	$71	$56

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $65 million for the fourth quarter of 2019 compared to $64 million for the fourth quarter of 2018, an increase of $1 million (2%), reflecting growth in the annuity business.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in the fourth quarter of 2018. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to future write-offs of DPAC or the present value of future profits on business in force of companies acquired (“PVFP”).

The positive impact of strong market performance during the fourth quarter of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC. The unfavorable impact of the significant decline in stock market performance during the fourth quarter of 2018 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the impact of unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended December 31,
	2019	2018
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.65%	0.66%
Unlocking	—%	(0.01%)
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	0.06%	(0.07%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.71%	0.58%

Annuity Other Expenses
Annuity other expenses were $34 million for the fourth quarter of 2019 compared to $36 million for the fourth quarter of 2018, a decrease of $2 million (6%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.05 percentage points to 0.33% from 0.38% for the fourth quarter of 2019 as compared to the fourth quarter of 2018 due primarily to growth in the annuity business.

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

	Three months ended December 31,
	2019	2018	% Change
Change in the fair value of derivatives related to FIAs	$(15)	$(80)	(81%)
Accretion of guaranteed minimum FIA benefits	(103)	(94)	10%
Other annuity benefits	(2)	(35)	(94%)
Less cost of equity options	150	141	6%
Related impact on the amortization of DPAC	(6)	6	(200%)
Impact on annuity segment earnings before income taxes	$24	$(62)	(139%)

During the fourth quarter of 2019, the positive impact of strong stock market performance increased earnings before income taxes for the annuity segment by $24 million. During the fourth quarter of 2018, the negative impact of the significant decline in the stock market reduced the annuity segment’s earnings before income taxes by $62 million. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense reduction of 0.24% in the fourth quarter of 2019 compared to a net expense of 0.69% in the fourth quarter of 2018.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of the 2018 unlocking charge) on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on the amortization of DPAC (dollars in millions).

	Three months ended December 31,
	2019	2018	% Change
Changes in the stock market, including volatility	$24	$(57)	(142%)
Changes in interest rates higher (lower) than expected	(4)	(4)	—%
Other	4	(1)	(500%)
Impact on annuity segment earnings before income taxes	$24	$(62)	(139%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities in the fourth quarter of 2018.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs increased 0.09 percentage points to 1.07% from 0.98% in the fourth quarter of 2019 compared to the same period in 2018 due primarily to the 0.04 percentage points increase in AFG’s net interest spread discussed above and the impact of growth in the business over stable fixed expenses. AFG’s overall net spread earned on fixed annuities increased 1.06 percentage points to 1.31% in the fourth quarter of 2019 from 0.25% in the fourth quarter of 2018 due to the increase in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of the 2018 unlocking discussed below under “Annuity Unlocking.”

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended December 31, 2019 and 2018 (in millions):

	Three months ended December 31,
	2019	2018
Beginning fixed annuity reserves	$39,212	$35,774
Fixed annuity premiums (receipts)	1,134	1,476
Federal Home Loan Bank advances	—	225
Surrenders, benefits and other withdrawals	(829)	(796)
Interest and other annuity benefit expenses:
Cost of funds	252	233
Embedded derivative mark-to-market	276	(490)
Change in other benefit reserves	(27)	5
Unlocking	—	4
Ending fixed annuity reserves	$40,018	$36,431

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$40,018	$36,431
Impact of unrealized investment gains	225	10
Fixed component of variable annuities	163	175
Annuity benefits accumulated per balance sheet	$40,406	$36,616

Annuity benefits accumulated includes a liability of $625 million at December 31, 2019 and $472 million at December 31, 2018 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates.

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.14 billion in the fourth quarter of 2019 compared to $1.48 billion in the fourth quarter of 2018, a decrease of $343 million (23%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended December 31,
	2019	2018	% Change
Financial institutions single premium annuities — indexed	$359	$455	(21%)
Financial institutions single premium annuities — fixed	270	142	90%
Retail single premium annuities — indexed	170	392	(57%)
Retail single premium annuities — fixed	25	27	(7%)
Broker dealer single premium annuities — indexed	107	335	(68%)
Broker dealer single premium annuities — fixed	9	4	125%
Pension risk transfer	158	75	111%
Education market — fixed and indexed annuities	36	46	(22%)
Total fixed annuity premiums	1,134	1,476	(23%)
Variable annuities	5	6	(17%)
Total annuity premiums	$1,139	$1,482	(23%)

Management attributes the 23% decrease in annuity premiums in the fourth quarter of 2019 compared to the fourth quarter of 2018 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2018 levels.

Annuity Unlocking
AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions annually. Beginning with the third quarter of 2019, AFG moved its unlocking from the fourth quarter to the third quarter and expects to continue to conduct the annual review in the third quarter each year (consistent with many of its peers). If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter.

The unlocking of the major actuarial assumptions underlying AFG’s annuity operations in the fourth quarter of 2018 resulted in a net charge related to its annuity business of $4 million, which impacted AFG’s financial statements as follows (in millions):

	Three months ended December 31,
	2019 (*)	2018
Policy charges and other miscellaneous income:
Unearned revenue	$—	$—
Total revenues	—	—
Annuity benefits:
Fixed-indexed annuity embedded derivative	—	—
Guaranteed withdrawal benefit reserve	—	(1)
Other reserves	—	5
Sales inducements asset	—	1
Total annuity benefits	—	5
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	—	(1)
Total costs and expenses	—	4
Net charge	$—	$(4)

(*)	The detailed review of the major actuarial assumptions was conducted in the third quarter of 2019.

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

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2019 and 2018 (in millions):

	Three months ended December 31,
	2019	2018
Earnings on fixed annuity benefits accumulated	$129	$22
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	(1)
Variable annuity earnings (loss)	2	(1)
Earnings before income taxes	$128	$20

(*)
Net investment income (as a % of investments) of 4.63% and 4.64% for the three months ended December 31, 2019 and 2018, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $55 million for the fourth quarter of 2019 compared to $29 million for the fourth quarter of 2018, an increase of $26 million (90%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $50 million for the fourth quarter of 2019 compared to $29 million for the fourth quarter of 2018, an increase of $21 million (72%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the three months ended December 31, 2019 and 2018 (dollars in millions):

	Three months ended December 31,
	2019	2018	% Change
Revenues:
Life, accident and health net earned premiums	$5	$6	(17%)
Net investment income	8	4	100%
Other income — P&C fees	17	19	(11%)
Other income	8	9	(11%)
Total revenues	38	38	—%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	4	6	(33%)
Life, accident and health benefits	10	8	25%
Life, accident and health acquisition expenses	1	2	(50%)
Other expense — expenses associated with P&C fees	13	13	—%
Other expenses (*)	42	22	91%
Costs and expenses, excluding interest charges on borrowed money	70	51	37%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(32)	(13)	146%
Interest charges on borrowed money	18	16	13%
Core loss before income taxes, excluding realized gains and losses	(50)	(29)	72%
Pretax non-core loss on retirement of debt	(5)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(55)	$(29)	90%

(*)	Excludes a pretax non-core loss on retirement of debt of $5 million in the fourth quarter of 2019.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $5 million and related benefits and acquisition expenses of $11 million in the fourth quarter of 2019 compared to net earned premiums of $6 million and related benefits and acquisition expenses of $10 million in the fourth quarter of 2018. The $2 million (25%) increase in life, accident and health benefits reflects higher claims in the run-off life insurance business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $8 million in the fourth quarter of 2019 compared to $4 million in the fourth quarter of 2018, an increase of $4 million (100%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $1 million in the fourth quarter of 2019 compared to a decrease of $5 million in the fourth quarter of 2018.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2019, AFG collected $17 million in fees for these services compared to $19 million in the fourth quarter of 2018. Management views this fee income, net of the $13 million in both the fourth quarter of 2019 and the fourth quarter of 2018, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the fourth quarter of 2019 and 2018, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded $4 million in other income outside of its property and casualty insurance and annuity segments in the fourth quarter of 2019 compared to $5 million in the fourth quarter of 2018.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $42 million in the fourth quarter of 2019 compared to $22 million in the fourth quarter of 2018, an increase of $20 million (91%). This increase is due primarily to the impact of higher holding company expenses related to employee benefit plans that are tied to stock market performance in the fourth quarter of 2019 compared to the fourth quarter of 2018.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $18 million in the fourth quarter of 2019 compared to $16 million in the fourth quarter of 2018, an increase of $2 million (13%). The following table details the principal amount of AFG’s long-term debt balances as of December 31, 2019 compared to December 31, 2018 (dollars in millions):

	December 31, 2019	December 31, 2018
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.125% Subordinated Debentures due December 2059	200	—
6% Subordinated Debentures due November 2055	150	150
5.875% Subordinated Debentures due March 2059	125	—
6-1/4% Subordinated Debentures due September 2054	—	150
Other	3	3
Total principal amount of Holding Company Debt	$1,493	$1,318

Weighted Average Interest Rate	4.6%	4.6%

The increase in interest expense for the fourth quarter of 2019 as compared to the fourth quarter of 2018 reflects the following financing transactions completed by AFG between October 1, 2018 and December 31, 2019:

•	Issued $125 million of 5.875% Subordinated Debentures in March 2019

•	Issued $200 million of 5.125% Subordinated Debentures in December 2019

•	Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019

Holding Company and Other — Loss on Retirement of Debt
In December 2019, AFG redeemed its $150 million outstanding principal amount of 6-1/4% Subordinated Debentures due 2054 and wrote off unamortized debt issuance costs of $5 million.

Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net gains of $65 million in the fourth quarter of 2019 compared to net losses of $238 million in the fourth quarter of 2018, a change of $303 million (127%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2019	2018
Realized gains (losses) before impairments:
Disposals	$8	$(2)
Change in the fair value of equity securities (*)	67	(223)
Change in the fair value of derivatives	(5)	3
Adjustments to annuity deferred policy acquisition costs and related items	1	—
	71	(222)
Impairment charges:
Securities	(9)	(23)
Adjustments to annuity deferred policy acquisition costs and related items	3	7
	(6)	(16)
Realized gains (losses) on securities	$65	$(238)

(*)
The 2019 quarter includes a $55 million net gain on securities that were still held at December 31, 2019, and the 2018 quarter includes a $228 million net loss on securities that were still held at December 31, 2018.

The $67 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2019 includes gains of $17 million on investments in banks and financing companies, $16 million on investments in technology companies and $14 million on investments in media companies. The $223 million net realized loss from the change in the fair value of equity securities in the fourth quarter of 2018 includes losses of $65 million on banks and financing companies, $23 million on asset management companies, $22 million on energy exploration and production companies and $21 million on technology companies.

AFG’s impairment charges for the fourth quarter of 2019 consist of $7 million on corporate bonds and $2 million on third-party collateralized loan obligations compared to $17 million on corporate bonds and $6 million on residential MBS in the fourth quarter of 2018.

Consolidated Income Taxes
AFG’s consolidated provision (credit) for income taxes was an expense of $68 million for the fourth quarter of 2019 compared to a credit of $4 million in the fourth quarter of 2018. The following is a reconciliation of income taxes at the statutory rate to the provision (credit) for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2019		2018
	Amount	% of EBT	Amount	% of EBT
Earnings (loss) before income taxes (“EBT”)	$259		$(39)

Income taxes at statutory rate	$55	21%	$(8)	21%
Effect of:
Tax exempt interest	(3)	(1%)	(3)	8%
Stock-based compensation	(2)	(1%)	(1)	3%
Dividend received deduction	(1)	—%	(1)	3%
Employee stock ownership plan dividend paid deduction	(1)	—%	(1)	3%
Adjustment to prior year taxes	—	—%	1	(3%)
Change in valuation allowance	10	4%	8	(21%)
Foreign operations	4	2%	(5)	13%
Nondeductible expenses	2	1%	2	(5%)
Other	4	—%	4	(12%)
Provision (credit) for income taxes	$68	26%	$(4)	10%

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $20 million for the fourth quarter of 2019 compared to $6 million for the fourth quarter of 2018, an increase of $14 million (233%). The losses in both periods are related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer. Net losses attributable to noncontrolling interests in the fourth quarter of 2019 includes $18 million related to the $76 million non-core charge for costs associated with AFG’s plans to exit the Lloyd’s of London insurance market in 2020. See “Neon exited lines charge” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2019 and 2018.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
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

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2019, 2018 and 2017 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$5,185	$—	$—	$—	$5,185	$—	$5,185
Life, accident and health net earned premiums	—	—	—	22	22	—	22
Net investment income	472	1,792	(4)	43	2,303	—	2,303
Realized gains (losses) on securities	—	—	—	—	—	287	287
Income (loss) of MIEs:
Investment income	—	—	269	—	269	—	269
Gain (loss) on change in fair value of assets/liabilities	—	—	(30)	—	(30)	—	(30)
Other income	11	107	(15)	97	200	1	201
Total revenues	5,668	1,899	220	162	7,949	288	8,237

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,207	—	—	—	3,207	64	3,271
Commissions and other underwriting expenses	1,672	—	—	23	1,695	30	1,725
Annuity benefits	—	1,140	—	—	1,140	11	1,151
Life, accident and health benefits	—	—	—	36	36	—	36
Annuity and supplemental insurance acquisition expenses	—	222	—	5	227	26	253
Interest charges on borrowed money	—	—	—	68	68	—	68
Expenses of MIEs	—	—	220	—	220	—	220
Other expenses	46	139	—	204	389	16	405
Total costs and expenses	4,925	1,501	220	336	6,982	147	7,129
Earnings before income taxes	743	398	—	(174)	967	141	1,108
Provision for income taxes	150	80	—	(37)	193	46	239
Net earnings, including noncontrolling interests	593	318	—	(137)	774	95	869
Less: Net earnings (losses) attributable to noncontrolling interests	(10)	—	—	—	(10)	(18)	(28)
Core Net Operating Earnings	603	318	—	(137)	784
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	227	227	(227)	—
Annuity non-core earnings (losses), net of tax (b)	—	(29)	—	—	(29)	29	—
Neon exited lines charge	(58)	—	—	—	(58)	58	—
Special A&E charges, net of tax	(14)	—	—	(9)	(23)	23	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—
Net Earnings Attributable to Shareholders	$531	$289	$—	$77	$897	$—	$897

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$4,865	$—	$—	$—	$4,865	$—	$4,865
Life, accident and health net earned premiums	—	—	—	24	24	—	24
Net investment income	438	1,638	(7)	25	2,094	—	2,094
Realized gains (losses) on securities	—	—	—	—	—	(266)	(266)
Income (loss) of MIEs:
Investment income	—	—	255	—	255	—	255
Gain (loss) on change in fair value of assets/liabilities	—	—	(21)	—	(21)	—	(21)
Other income	10	107	(16)	98	199	—	199
Total revenues	5,313	1,745	211	147	7,416	(266)	7,150

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,985	—	—	—	2,985	18	3,003
Commissions and other underwriting expenses	1,560	—	—	23	1,583	—	1,583
Annuity benefits	—	998	—	—	998	—	998
Life, accident and health benefits	—	—	—	40	40	—	40
Annuity and supplemental insurance acquisition expenses	—	255	—	6	261	—	261
Interest charges on borrowed money	—	—	—	62	62	—	62
Expenses of MIEs	—	—	211	—	211	—	211
Other expenses	41	131	—	172	344	9	353
Total costs and expenses	4,586	1,384	211	303	6,484	27	6,511
Earnings before income taxes	727	361	—	(156)	932	(293)	639
Provision for income taxes	149	70	—	(35)	184	(62)	122
Net earnings, including noncontrolling interests	578	291	—	(121)	748	(231)	517
Less: Net earnings (losses) attributable to noncontrolling interests	(13)	—	—	—	(13)	—	(13)
Core Net Operating Earnings	591	291	—	(121)	761
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(210)	(210)	210	—
Special A&E charges, net of tax	(14)	—	—	(7)	(21)	21	—
Net Earnings Attributable to Shareholders	$577	$291	$—	$(338)	$530	$—	$530

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2017
Revenues:
Property and casualty insurance net earned premiums	$4,579	$—	$—	$—	$4,579	$—	$4,579
Life, accident and health net earned premiums	—	—	—	22	22	—	22
Net investment income	362	1,458	(23)	34	1,831	—	1,831
Realized gains (losses) on securities	—	—	—	—	—	5	5
Income (loss) of MIEs:
Investment income	—	—	210	—	210	—	210
Gain (loss) on change in fair value of assets/liabilities	—	—	12	—	12	—	12
Other income	28	103	(18)	93	206	—	206
Total revenues	4,969	1,561	181	149	6,860	5	6,865

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,884	—	—	—	2,884	71	2,955
Commissions and other underwriting expenses	1,382	—	—	25	1,407	—	1,407
Annuity benefits	—	892	—	—	892	—	892
Life, accident and health benefits	—	—	—	26	26	—	26
Annuity and supplemental insurance acquisition expenses	—	168	—	5	173	—	173
Interest charges on borrowed money	—	—	—	85	85	—	85
Expenses of MIEs	—	—	181	—	181	—	181
Other expenses	41	121	—	185	347	75	422
Total costs and expenses	4,307	1,181	181	326	5,995	146	6,141
Earnings before income taxes	662	380	—	(177)	865	(141)	724
Provision for income taxes	219	128	—	(72)	275	(28)	247
Net earnings, including noncontrolling interests	443	252	—	(105)	590	(113)	477
Less: Net earnings (losses) attributable to noncontrolling interests	2	—	—	—	2	—	2
Core Net Operating Earnings	441	252	—	(105)	588
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	3	3	(3)	—
Special A&E charges, net of tax	(58)	—	—	(16)	(74)	74	—
Neon exited lines charge	18	—	—	—	18	(18)	—
Loss on retirement of debt, net of tax	—	—	—	(33)	(33)	33	—
Tax benefit related to Neon restructuring	56	—	—	—	56	(56)	—
Tax expense related to change in U.S. corporate tax rate	(88)	25	—	(20)	(83)	83	—
Net Earnings Attributable to Shareholders	$369	$277	$—	$(171)	$475	$—	$475

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $649 million in GAAP pretax earnings in 2019 compared to $709 million in 2018, a decrease of $60 million (8%). Property and casualty core pretax earnings were $743 million in 2019 compared to $727 million in 2018, an increase of $16 million (2%). The decrease in GAAP pretax earnings reflects a pretax non-core charge of $76 million in 2019 related to costs associated with plans to exit the Lloyd’s of London insurance market in 2020, partially offset by higher core pretax earnings. The increase in core pretax earnings reflects higher net investment income in 2019 compared to 2018 due primarily to growth in the business, partially offset by lower underwriting profit.

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

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Gross written premiums	$7,299	$6,840	$6,502	7%	5%
Reinsurance premiums ceded	(1,957)	(1,817)	(1,751)	8%	4%
Net written premiums	5,342	5,023	4,751	6%	6%
Change in unearned premiums	(157)	(158)	(172)	(1%)	(8%)
Net earned premiums	5,185	4,865	4,579	7%	6%
Loss and loss adjustment expenses (a)	3,207	2,985	2,884	7%	4%
Commissions and other underwriting expenses (b)	1,672	1,560	1,382	7%	13%
Core underwriting gain	306	320	313	(4%)	2%

Net investment income	472	438	362	8%	21%
Other income and expenses, net	(35)	(31)	(13)	13%	138%
Core earnings before income taxes	743	727	662	2%	10%
Pretax non-core special A&E charges	(18)	(18)	(89)	—%	(80%)
Pretax non-core Neon exited lines charge	(76)	—	18	—%	(100%)
GAAP earnings before income taxes	$649	$709	$591	(8%)	20%

	Year ended December 31,			Change
Combined Ratios:	2019	2018	2017	2019 - 2018	2018 - 2017
Specialty lines
Loss and LAE ratio (a)	61.5%	61.3%	62.9%	0.2%	(1.6%)
Underwriting expense ratio (b)	32.2%	32.1%	30.2%	0.1%	1.9%
Combined ratio	93.7%	93.4%	93.1%	0.3%	0.3%

Aggregate — including exited lines
Loss and LAE ratio	63.0%	61.7%	64.5%	1.3%	(2.8%)
Underwriting expense ratio	32.8%	32.1%	30.2%	0.7%	1.9%
Combined ratio	95.8%	93.8%	94.7%	2.0%	(0.9%)

(a)
Excludes pretax non-core special A&E charges of $18 million in both 2019 and 2018 (0.3 and 0.4 points on the combined ratio, respectively) and $89 million (1.9 points) in 2017, a pretax non-core charge of $46 million (0.9 points) in 2019 associated with plans to exit the Lloyd’s of London insurance market in 2020 and income of $18 million (0.4 points) in 2017 representing favorable development related to the Neon exited lines in connection with a reinsurance to close transaction.

(b)	Excludes a pretax non-core charge of $30 million (0.6 points on the combined ratio) in 2019 associated with plans to exit the Lloyd’s of London insurance market in 2020.

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $7.30 billion in 2019 compared to $6.84 billion in 2018, an increase of $459 million (7%). GWP increased $338 million (5%) in 2018 compared to 2017. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2019		2018		2017		2019 - 2018	2018 - 2017
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,759	38%	$2,645	39%	$2,688	41%	4%	(2%)
Specialty casualty	3,768	52%	3,445	50%	3,087	48%	9%	12%
Specialty financial	772	10%	750	11%	727	11%	3%	3%
	$7,299	100%	$6,840	100%	$6,502	100%	7%	5%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for each of the years ended December 31, 2019, 2018 and 2017. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2019		2018		2017		2019 - 2018	2018 - 2017
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(883)	32%	$(891)	34%	$(923)	34%	(2%)	—%
Specialty casualty	(1,067)	28%	(936)	27%	(807)	26%	1%	1%
Specialty financial	(155)	20%	(148)	20%	(131)	18%	—%	2%
Other specialty	148		158		110
	$(1,957)	27%	$(1,817)	27%	$(1,751)	27%	—%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $5.34 billion in 2019 compared to $5.02 billion in 2018, an increase of $319 million (6%). NWP increased $272 million (6%) in 2018 compared to 2017. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2019		2018		2017		2019 - 2018	2018 - 2017
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,876	35%	$1,754	35%	$1,765	37%	7%	(1%)
Specialty casualty	2,701	51%	2,509	50%	2,280	48%	8%	10%
Specialty financial	617	12%	602	12%	596	13%	2%	1%
Other specialty	148	2%	158	3%	110	2%	(6%)	44%
	$5,342	100%	$5,023	100%	$4,751	100%	6%	6%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $5.19 billion in 2019 compared to $4.87 billion in 2018, an increase of $320 million (7%). NEP increased $286 million (6%) in 2018 compared to 2017. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2019		2018		2017		2019 - 2018	2018 - 2017
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,828	35%	$1,729	36%	$1,711	37%	6%	1%
Specialty casualty	2,597	50%	2,403	49%	2,186	48%	8%	10%
Specialty financial	610	12%	598	12%	576	13%	2%	4%
Other specialty	150	3%	135	3%	106	2%	11%	27%
	$5,185	100%	$4,865	100%	$4,579	100%	7%	6%

The $459 million (7%) increase in gross written premiums in 2019 compared to 2018 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates increased approximately 3% in 2019. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 6%.

The $338 million (5%) increase in gross written premiums in 2018 compared to 2017 reflects growth in the Specialty casualty and Specialty financial sub-segments. Overall average renewal rates increased approximately 1% in 2018. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 3%.

Property and transportation Gross written premiums increased $114 million (4%) in 2019 compared to 2018, due primarily to new business opportunities in the transportation businesses and higher year-over-year premiums in the property and inland marine and ocean marine businesses. Average renewal rates increased approximately 4% for this group in 2019. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in 2019 compared to 2018, reflecting lower cessions in the crop insurance business.

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

Specialty casualty Gross written premiums increased $323 million (9%) in 2019 compared to 2018 due primarily to the addition of premiums from ABA Insurance Services and growth in the excess and surplus lines, executive liability and targeted markets businesses and higher premiums reported by Neon. This growth was partially offset by lower premiums in the workers’ compensation businesses. Average renewal rates increased approximately 3% for this group in 2019. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 8% in 2019. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2019 compared to 2018, reflecting growth in the surplus lines, excess liability and mergers and acquisitions businesses, which have a higher ceding percentage than many of the businesses in the Specialty casualty sub-segment.

Gross written premiums increased $358 million (12%) in 2018 compared to 2017 due primarily to growth at Neon. Higher gross written premiums in the excess and surplus, targeted markets and executive liability businesses also contributed to the year-over-year growth. Average renewal rates decreased approximately 1% for this group in 2018. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 3% in 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2018 compared to 2017, reflecting higher cessions to AFG’s internal reinsurance program, which is included in Other specialty and higher cessions in the workers’ compensation businesses.

Specialty financial Gross written premiums increased $22 million (3%) in 2019 compared to 2018 due primarily to higher premiums in the fidelity, surety and equipment leasing businesses, partially offset by lower premiums in the financial institutions business. Average renewal rates for this group increased approximately 1% in 2019. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in 2019 and 2018.

Gross written premiums increased $23 million (3%) in 2018 compared to 2017 due primarily to higher premiums in the financial institutions business. Average renewal rates for this group increased approximately 5% in 2018. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2018 compared to 2017, reflecting higher cessions in the financial institutions and equipment leasing businesses and the impact of reinstatement premiums in 2018 related to a reinsured loss in the fidelity business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $10 million (6%) in 2019 compared to 2018, reflecting lower premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Reinsurance premiums assumed increased $48 million (44%) in 2018 compared to 2017, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2019, 2018 and 2017:

	Year ended December 31,			Change		Year ended December 31,
	2019	2018	2017	2019 - 2018	2018 - 2017	2019	2018	2017
Property and transportation
Loss and LAE ratio	71.0%	69.0%	68.5%	2.0%	0.5%
Underwriting expense ratio	24.7%	24.1%	22.5%	0.6%	1.6%
Combined ratio	95.7%	93.1%	91.0%	2.6%	2.1%
Underwriting profit						$79	$120	$154

Specialty casualty
Loss and LAE ratio	61.1%	61.5%	64.5%	(0.4%)	(3.0%)
Underwriting expense ratio	32.2%	32.7%	30.7%	(0.5%)	2.0%
Combined ratio	93.3%	94.2%	95.2%	(0.9%)	(1.0%)
Underwriting profit						$175	$141	$104

Specialty financial
Loss and LAE ratio	31.5%	37.6%	39.4%	(6.1%)	(1.8%)
Underwriting expense ratio	53.5%	51.3%	50.0%	2.2%	1.3%
Combined ratio	85.0%	88.9%	89.4%	(3.9%)	(0.5%)
Underwriting profit						$92	$66	$61

Total Specialty
Loss and LAE ratio	61.5%	61.3%	62.9%	0.2%	(1.6%)
Underwriting expense ratio	32.2%	32.1%	30.2%	0.1%	1.9%
Combined ratio	93.7%	93.4%	93.1%	0.3%	0.3%
Underwriting profit						$325	$322	$317

Aggregate — including exited lines
Loss and LAE ratio	63.0%	61.7%	64.5%	1.3%	(2.8%)
Underwriting expense ratio	32.8%	32.1%	30.2%	0.7%	1.9%
Combined ratio	95.8%	93.8%	94.7%	2.0%	(0.9%)
Underwriting profit						$212	$302	$242

The Specialty property and casualty insurance operations generated an underwriting profit of $325 million in 2019 compared to $322 million in 2018, an increase of $3 million (1%). The higher underwriting profit in 2019 reflects higher underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Property and transportation sub-segment. Overall catastrophe losses were $60 million (1.2 points on the combined ratio) for 2019 compared to $103 million (2.1 points) for 2018. In connection with catastrophe losses incurred in 2019 and 2018, AFG paid $1 million and $2 million in net reinstatement premiums, respectively, resulting in total pretax losses from catastrophes of $61 million in 2019 and $105 million in 2018.

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

Property and transportation Underwriting profit for this group was $79 million in 2019 compared to $120 million in 2018, a decrease of $41 million (34%). Record levels of prevented planting claims in the crop operations were the driver of the lower underwriting profit in 2019 compared to 2018, partially offset by higher underwriting profits in the transportation businesses. Catastrophe losses were $32 million (1.8 points on the combined ratio) in 2019 compared to catastrophe losses of $26 million (1.5 points) in 2018.

Underwriting profit for this group was $120 million in 2018 compared to $154 million in 2017, a decrease of $34 million (22%). Lower underwriting profits in the agricultural, property and inland marine and aviation businesses and the Singapore branch were partially offset by higher underwriting profit at National Interstate and improved results in the ocean marine operations. Catastrophe losses were $26 million (1.5 points on the combined ratio) in 2018 compared to catastrophe losses of $36 million (2.1 points) and related net reinstatement premiums of $2 million in 2017.

Specialty casualty Underwriting profit for this group was $175 million in 2019 compared to $141 million in 2018, an increase of $34 million (24%). Higher underwriting profits in the targeted markets and workers’ compensation businesses and a reduction in the underwriting loss at Neon (excluding the Neon exited lines charge), due primarily to lower year-over-year catastrophe losses, were partially offset by lower underwriting profits in the excess and surplus lines, executive liability and general liability businesses. See “Neon exited lines charge” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2019 and 2018 for information about AFG’s plans to exit the Lloyd’s of London insurance market in 2020. Catastrophe losses were $17 million (0.7 points on the combined ratio) and related net reinstatement premiums were $1 million in 2019 compared to catastrophe losses of $45 million (1.9 points) and related net reinstatement premiums of $1 million in 2018.

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

Specialty financial Underwriting profit for this group was $92 million in 2019 compared to $66 million in 2018, an increase of $26 million (39%) due primarily to higher underwriting profitability in the financial institutions and surety businesses. Catastrophe losses were $10 million (1.6 points on the combined ratio) in 2019 compared to catastrophe losses of $28 million (4.7 points) and related net reinstatement premiums of $1 million in 2018.

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

Other specialty This group reported an underwriting loss of $21 million in 2019 compared to $5 million in 2018, an increase of $16 million (320%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2019 compared to 2018.

This group reported an underwriting loss of $5 million in 2018 compared to $2 million in 2017, an increase of $3 million (150%). The lower underwriting results are due primarily to losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2018, partially offset by the impact of a $14 million charge recorded in 2017 to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include the asbestos and environmental reserve charges, the Neon exited lines charge and favorable development in the Neon exited lines. See “Neon exited lines charge” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2019 and 2018. AFG also recorded adverse prior year reserve development of $19 million in 2019 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.0%, 61.7% and 64.5% in 2019, 2018 and 2017, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2019	2018	2017	2019	2018	2017	2019 - 2018	2018 - 2017
Property and transportation
Current year, excluding catastrophe losses	$1,332	$1,216	$1,176	72.8%	70.3%	68.7%	2.5%	1.6%
Prior accident years development	(67)	(50)	(40)	(3.6%)	(2.8%)	(2.3%)	(0.8%)	(0.5%)
Current year catastrophe losses	32	26	36	1.8%	1.5%	2.1%	0.3%	(0.6%)
Property and transportation losses and LAE and ratio	$1,297	$1,192	$1,172	71.0%	69.0%	68.5%	2.0%	0.5%

Specialty casualty
Current year, excluding catastrophe losses	$1,657	$1,570	$1,425	63.8%	65.4%	65.2%	(1.6%)	0.2%
Prior accident years development	(88)	(139)	(86)	(3.4%)	(5.8%)	(4.0%)	2.4%	(1.8%)
Current year catastrophe losses	17	45	71	0.7%	1.9%	3.3%	(1.2%)	(1.4%)
Specialty casualty losses and LAE and ratio	$1,586	$1,476	$1,410	61.1%	61.5%	64.5%	(0.4%)	(3.0%)

Specialty financial
Current year, excluding catastrophe losses	$220	$223	$218	36.2%	37.3%	37.8%	(1.1%)	(0.5%)
Prior accident years development	(38)	(26)	(21)	(6.3%)	(4.4%)	(3.6%)	(1.9%)	(0.8%)
Current year catastrophe losses	10	28	30	1.6%	4.7%	5.2%	(3.1%)	(0.5%)
Specialty financial losses and LAE and ratio	$192	$225	$227	31.5%	37.6%	39.4%	(6.1%)	(1.8%)

Total Specialty
Current year, excluding catastrophe losses	$3,315	$3,092	$2,879	64.0%	63.6%	62.9%	0.4%	0.7%
Prior accident years development	(187)	(212)	(139)	(3.7%)	(4.4%)	(3.0%)	0.7%	(1.4%)
Current year catastrophe losses	60	103	140	1.2%	2.1%	3.0%	(0.9%)	(0.9%)
Total Specialty losses and LAE and ratio	$3,188	$2,983	$2,880	61.5%	61.3%	62.9%	0.2%	(1.6%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$3,354	$3,092	$2,879	64.0%	63.6%	62.9%	0.4%	0.7%
Prior accident years development	(143)	(192)	(64)	(2.2%)	(4.0%)	(1.4%)	1.8%	(2.6%)
Current year catastrophe losses	60	103	140	1.2%	2.1%	3.0%	(0.9%)	(0.9%)
Aggregate losses and LAE and ratio	$3,271	$3,003	$2,955	63.0%	61.7%	64.5%	1.3%	(2.8%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 64.0% in 2019, 63.6% in 2018 and 62.9% in 2017.

Property and transportation   The 2.5 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2019 compared to 2018 reflects an increase in the loss and LAE ratio of the crop operations due to a high level of prevented planting claims resulting from excess rain in 2019.

The 1.6 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2018 compared to 2017 reflects an increase in the loss and LAE ratio of the aviation business and the Singapore branch.

Specialty casualty   The 1.6 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2019 compared to 2018 reflects a decrease in the loss and LAE ratio at Neon (excluding the impact of the Neon exited lines charge).

The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in 2018 and 2017.

Specialty financial   The 1.1 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2019 compared to 2018 reflects a decrease in the loss and LAE ratio of the financial institutions business.

The loss and LAE ratio for the current year, excluding catastrophe losses is comparable in 2018 and 2017.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $187 million in 2019 compared to $212 million in 2018 and $139 million in 2017, a decrease of $25 million (12%) and an increase of $73 million (53%), respectively.

Property and transportation Net favorable reserve development of $67 million in 2019 reflects lower than expected claim frequency and severity at National Interstate and lower than expected losses in the crop business.

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

Specialty casualty Net favorable reserve development of $88 million in 2019 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected claim frequency in product liability contractor claims.

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

Specialty financial Net favorable reserve development of $38 million in 2019 reflects lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the foreign credit business.

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

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $6 million, $3 million and $8 million in 2019, 2018, and 2017, respectively. The net adverse reserve development in 2019 reflects $12 million of adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

The net adverse reserve development in 2018 reflects $10 million of adverse reserve development associated with AFG’s internal reinsurance program, partially offset by amortization of deferred gains on retroactive reinsurance.

The net adverse reserve development in 2017 reflects a $14 million charge to adjust the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of businesses in 1998, partially offset by the amortization of deferred gains on retroactive reinsurance and favorable reserve development associated with AFG’s internal reinsurance program.

Asbestos and environmental reserve charges   As previously discussed under “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) were $18 million in both 2019 and 2018 and $89 million in 2017.

Neon exited lines reserve charge AFG recorded net adverse prior year reserve development of $7 million in 2019 and net favorable prior year reserve development of $18 million in 2017 related to Neon’s exited lines of business (included in loss and loss adjustment expenses). See “Neon exited lines charge” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2019 and 2018 for information about AFG’s plans to exit the Lloyd’s of London insurance market in 2020.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges, reserve development related to the Neon exited lines mentioned above and net adverse reserve development of $19 million, $2 million and $4 million in 2019, 2018 and 2017, respectively, related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $60 million in 2019 primarily from winter storms in multiple regions of the United States in the first quarter, storms and tornadoes in multiple regions of the United States in the second quarter, Hurricane Dorian and Tropical Storm Imelda in the third quarter and Typhoons Faxai and Hagibis, storms and tornadoes in the south-central United States and the Kincade fire in California in the fourth quarter.

Catastrophe losses of $103 million in 2018 resulted primarily from mudslides in California in the first quarter, storms and flooding in several regions of the United States in the second quarter, Hurricane Florence in the third quarter and Hurricane Michael and wildfires in California in the fourth quarter.

Catastrophe losses of $140 million in 2017 resulted primarily from storms and tornadoes in several regions of the United States in the first and second quarters, Hurricanes Harvey, Irma and Maria, and earthquakes in Mexico in the third quarter and wildfires in California in the fourth quarter.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.70 billion in 2019 compared to $1.56 billion in 2018, an increase of $142 million (9%). AFG’s underwriting expense ratio was 32.8% in 2019 compared to 32.1% in 2018, an increase of 0.7 percentage points.

AFG’s property and casualty U/W Exp were $1.56 billion in 2018 compared to $1.38 billion in 2017, an increase of $178 million (13%). AFG’s underwriting expense ratio was 32.1% in 2018 compared to 30.2% in 2017, an increase of 1.9 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2019		2018		2017		2019 - 2018	2018 - 2017
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$452	24.7%	$417	24.1%	$385	22.5%	0.6%	1.6%
Specialty casualty	836	32.2%	786	32.7%	672	30.7%	(0.5%)	2.0%
Specialty financial	326	53.5%	307	51.3%	288	50.0%	2.2%	1.3%
Other specialty	58	37.9%	50	37.3%	37	35.8%	0.6%	1.5%
Total Specialty	1,672	32.2%	1,560	32.1%	1,382	30.2%	0.1%	1.9%
Neon exited lines charge	30		—		—
Total Aggregate	$1,702	32.8%	$1,560	32.1%	$1,382	30.2%	0.7%	1.9%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.6 percentage points in 2019 compared to 2018 reflecting lower profitability-based ceding commissions received from reinsurers in the crop business.
Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.6 percentage points in 2018 compared to 2017 reflecting lower premiums in the crop business, which has a lower expense ratio than many of the businesses in the Property and transportation sub-segment and an increase in the expense ratio in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in 2019 compared to 2018 reflecting the impact of higher premiums on the ratio.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.0 percentage points in 2018 compared to 2017 reflecting growth at Neon, which has a higher expense ratio than many of the businesses in the Specialty casualty sub-segment, higher dividends paid to policyholders in the workers’ compensation businesses and lower underwriting, policy administration and claims services fees collected from unaffiliated insurers in the workers’ compensation businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.2 percentage points in 2019 compared to 2018 reflecting higher profitability-based commissions paid to agents in the financial institutions business, partially offset by lower underwriting expenses in the equipment leasing business.

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

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $30 million of underwriting expenses related to the Neon exited lines charge in 2019 representing contractual employee severance benefits and other incurred exit costs. See “Neon exited lines charge” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2019 and 2018.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $472 million in 2019 compared to $438 million in 2018, an increase of $34 million (8%). Net investment income in AFG’s property and casualty operations was $438 million in 2018 compared to $362 million in 2017, an increase of $76 million (21%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2019 - 2018		2018 - 2017
	2019	2018	2017	Change	% Change	Change	% Change
Net investment income	$472	$438	$362	$34	8%	$76	21%

Average invested assets (at amortized cost)	$11,348	$10,497	$9,948	$851	8%	$549	6%

Yield (net investment income as a % of average invested assets)	4.16%	4.17%	3.64%	(0.01%)		0.53%

Tax equivalent yield (*)	4.32%	4.35%	4.10%	(0.03%)		0.25%

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in average invested assets and net investment income in the property and casualty insurance segment in 2019 compared to 2018 reflects growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.16% in 2019 compared to 4.17% in 2018, a decrease of 0.01 percentage points, reflecting lower earnings from limited partnerships and similar investments. AFG’s property and casualty insurance operations recorded $74 million in earnings from partnerships and similar investments and AFG-managed CLOs in 2019 compared to $80 million in 2018, a decrease of $6 million (8%). The yield earned on these investments was 10.1% in 2019 compared to 13.9% in 2018.

The increase in average invested assets and net investment income in the property and casualty insurance segment in 2018 compared to 2017 reflects growth in the property and casualty insurance segment and very strong earnings from limited partnerships and similar investments. The property and casualty insurance segment’s overall yield on investments was 4.17% in 2018 compared to 3.64% in 2017, an increase of 0.53 percentage points due primarily to higher earnings from limited partnerships and similar investments. AFG’s property and casualty insurance operations recorded $80 million in earnings from partnerships and similar investments and AFG-managed CLOs in 2018 compared to $34 million in 2017, an increase of $46 million (135%). The yield earned on these investments was 13.9% in 2018 compared to 7.9% in 2017.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $35 million in 2019, $31 million in 2018, and $13 million in 2017. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2019	2018	2017
Other income
Income from the sale of real estate	$—	$—	$16
Other	11	10	12
Total other income	11	10	28
Other expenses
Amortization of intangibles	11	9	8
Other	35	32	33
Total other expenses	46	41	41
Other income and expenses, net	$(35)	$(31)	$(13)

Other income for AFG’s property and casualty insurance operations includes $3 million in 2017 in death benefits from life insurance policies.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $362 million in GAAP pretax earnings in 2019 compared to $361 million in 2018, an increase of $1 million. This slight increase in AFG’s GAAP annuity segment results for 2019 compared 2018 is due primarily to the positive impact of strong market performance in the 2019 period, the unfavorable impact of the decline in the stock market in 2018 and higher unlocking charges in the 2018 period, offset by the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to FIAs in 2019 compared to the favorable impact of higher than anticipated interest rates in 2018. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions annually. Beginning with the third quarter of 2019, AFG moved its annual unlocking from the fourth quarter to the third quarter and expects to continue to conduct the annual review in the third quarter of each year (consistent with many of its peers). If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. In addition to the fourth quarter detailed review, AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018 due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates). AFG’s unlocking of the actuarial assumptions underlying its annuity operations resulted in a net charge of $1 million in 2019 compared to $31 million in 2018.

AFG’s annuity operations contributed $361 million in pretax earnings in 2018 compared to $380 million in 2017, a decrease of $19 million (5%). AFG’s annuity segment results in 2018 compared to 2017 reflect a 10% increase in average annuity investments (at amortized cost) and higher earnings from limited partnerships and similar investments, more than offset by higher unlocking charges, the impact of lower investment yields due to the run-off of higher yielding investments and the impact of higher than anticipated interest rates, higher than expected option costs and lower stock market performance in the 2018 period.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for 2019, 2018 and 2017 (dollars in millions):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Revenues:
Net investment income	$1,792	$1,638	$1,458	9%	12%
Other income:
Guaranteed withdrawal benefit fees	67	65	60	3%	8%
Policy charges and other miscellaneous income (a)	40	42	43	(5%)	(2%)
Total revenues	1,899	1,745	1,561	9%	12%

Costs and Expenses:
Annuity benefits (a)(b)	1,140	998	892	14%	12%
Acquisition expenses (a)	222	255	168	(13%)	52%
Other expenses	139	131	121	6%	8%
Total costs and expenses	1,501	1,384	1,181	8%	17%
Core earnings before income taxes	398	361	380	10%	(5%)
Pretax non-core earnings (losses) (a)	(36)	—	—	—%	—%
GAAP earnings before income taxes	$362	$361	$380	—%	(5%)

(a)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For 2019, policy charges and other miscellaneous income excludes the $1 million favorable impact of these items and annuity benefits and acquisition expenses exclude the $11 million and $26 million, respectively, unfavorable impact of these items.

(b)	Details of the components of annuity benefits are provided below.

Annuity core earnings before income taxes were $398 million in 2019 compared to $361 million in 2018, an increase of $37 million (10%). As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For 2019, the annuity segment’s GAAP earnings before income taxes includes $47 million in pretax losses related to these items (including $11 million in the first quarter). Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, the annuity segment’s core earnings before income taxes for 2019 includes the $11 million unfavorable impact from these items in the first quarter of 2019 and the full-year results for 2018 and 2017 include the $48 million and $8 million, respectively, unfavorable impact from these items. Excluding the unfavorable impact of these items in the first quarter of 2019 and full-year 2018, annuity core earnings before income taxes were $409 million for both 2019 and 2018 reflecting growth in the business, offset by the impact of lower investment yields and higher renewal option costs. Excluding the $48 million and $8 million unfavorable impact of these items in 2018 and 2017, respectively, annuity core earnings before income taxes for 2018 increased $21 million (5%) compared to 2017 reflecting growth in the business, partially offset by the impact of lower investment yields. The table below highlights the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$409	$409	$388	—%	5%
Unlocking	(1)	(31)	(3)	(97%)	933%
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(294)	(51)	(70)	476%	(27%)
Accretion of guaranteed minimum FIA benefits	(408)	(347)	(289)	18%	20%
Other annuity benefits	(14)	(83)	(58)	(83%)	43%
Less cost of equity options	586	506	395	16%	28%
Related impact on the amortization of deferred policy acquisition costs	84	(42)	17	(300%)	(347%)
Earnings before income taxes	$362	$361	$380	—%	(5%)
Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,						Total
	2019			2018			% Change
	Core	Non-core	Total	Core	Non-core	Total	2019 - 2018
Interest credited — fixed	$396	$—	$396	$357	$—	$357	11%
Accretion of guaranteed minimum FIA benefits	99	309	408	347	—	347	18%
Interest credited — fixed component of variable annuities	4	—	4	5	—	5	(20%)
Cost of equity options	445	(445)	—	—	—	—	—%
Other annuity benefits:
Amortization of sales inducements	13	—	13	19	—	19	(32%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	(12)	(12)	(24)	32	—	32	(175%)
Accretion of benefits and other	84	—	84	74	—	74	14%
Change in expected death and annuitization reserves and other	12	—	12	3	—	3	300%
Change in other benefit reserves — impact of changes in interest rates and the stock market	4	34	38	51	—	51	(25%)
Unlocking	—	(74)	(74)	59	—	59	(225%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	462	638	1,100	(248)	—	(248)	(544%)
Equity option mark-to-market	(367)	(439)	(806)	299	—	299	(370%)
Impact of derivatives related to FIAs	95	199	294	51	—	51	476%

Total annuity benefits	$1,140	$11	$1,151	$998	$—	$998	15%

				Total
	Year ended December 31, 2017			% Change
	Core	Non-core	Total	2018 - 2017
Interest credited — fixed	$344	$—	$344	4%
Accretion of guaranteed minimum FIA benefits	289	—	289	20%
Interest credited — fixed component of variable annuities	5	—	5	—%
Cost of equity options	—	—	—	—%
Other annuity benefits:
Amortization of sales inducements	18	—	18	6%
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	(1)	—	(1)	(3,300%)
Accretion of benefits and other	68	—	68	9%
Change in expected death and annuitization reserves and other	5	—	5	(40%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	59	—	59	(14%)
Unlocking	35	—	35	69%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	564	—	564	(144%)
Equity option mark-to-market	(494)	—	(494)	(161%)
Impact of derivatives related to FIAs	70	—	70	(27%)

Total annuity benefits	$892	$—	$892	12%

Because fluctuations in interest rates and the stock market, among other factors, can cause volatility in annuity benefits expense related to FIAs that can be inconsistent with the long-term economics of the FIA business, management believes that including the actual cost of the equity options purchased in the FIA business and excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs provides investors with a better view of the true cost of funds in the business and a more comparable measure to the cost of funds reported by its peers. The cost of the equity options included in AFG’s cost of funds is the net purchase price of the option contracts amortized on a straight-line basis over the life of the contracts, which is generally one year. The following table reconciles AFG’s non-GAAP cost of funds measure to total annuity benefits expense (in millions):

	Year ended December 31,
	2019	2018	2017
Interest credited — fixed	$396	$357	$344
Include cost of equity options	586	506	395
Cost of funds	982	863	739

Interest credited — fixed component of variable annuities	4	5	5
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	109	96	91
	1,095	964	835
Unlocking, changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Unlocking	(74)	59	35
Impact of derivatives related to FIAs	294	51	70
Accretion of guaranteed minimum FIA benefits	408	347	289
Other annuity benefits — impact of the stock market and interest rates on FIAs	14	83	58
Less cost of equity options (included in cost of funds)	(586)	(506)	(395)
Total annuity benefits expense	$1,151	$998	$892

As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For 2019, annuity benefits expense includes the negative impact of $56 million related to these items (including $45 million in the first quarter). Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, core annuity benefits expense for

2019 includes the $45 million in expense from these items in the first quarter of 2019 and 2018 includes the $34 million unfavorable impact from these items. Excluding the $45 million expense in the first quarter of 2019, the $34 million unfavorable impact of these items in 2018 and the $57 million unfavorable impact of these items in 2017, core annuity benefits expense for 2019 increased $131 million compared to 2018 and increased $129 million in 2018 compared to 2017 reflecting growth in the annuity business and higher renewal option costs.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Average fixed annuity investments (at amortized cost)	$38,216	$34,471	$31,250	11%	10%
Average fixed annuity benefits accumulated	38,460	34,706	31,526	11%	10%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.67%	4.73%	4.63%
Cost of funds	(2.55%)	(2.49%)	(2.34%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.11%)	(0.10%)	(0.10%)
Net interest spread	2.01%	2.14%	2.19%

Policy charges and other miscellaneous income (*)	0.08%	0.10%	0.11%
Acquisition expenses (*)	(0.66%)	(0.67%)	(0.68%)
Other expenses	(0.35%)	(0.37%)	(0.37%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	1.08%	1.20%	1.25%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) options costs:
Included in core	(0.03%)	(0.04%)	(0.01%)
Annuity non-core earnings (losses)	(0.09%)	—%	—%
Unlocking	—%	(0.09%)	(0.01%)
Net spread earned on fixed annuities	0.96%	1.07%	1.23%

(*)
Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income in 2019 was $1.79 billion compared to $1.64 billion in 2018, an increase of $154 million (9%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.06 percentage points to 4.67% from 4.73% in 2019 compared to 2018. The decrease in the net investment yield between periods reflects lower yields on investments accounted for under the equity method.

Net investment income in 2018 was $1.64 billion compared to $1.46 billion in 2017, an increase of $180 million (12%). This increase reflects growth in AFG’s annuity business and higher earnings from limited partnerships and similar investments, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations increased by 0.10 percentage points to 4.73% from 4.63% in 2018 compared to 2017. This increase in net investment yield reflects higher earnings from limited partnerships and similar investments, partially offset by (i) the investment of new premium dollars at lower yields as compared to the existing investment portfolio and (ii) the impact of the reinvestment of proceeds from maturity and redemption of higher yielding investments at the lower yields available in the financial markets. AFG’s annuity operations recorded $114 million in earnings from partnerships and similar investments and AFG-managed CLOs in 2018 compared to $53 million in 2017, an increase of $61 million (115%). The yield earned on these investments was 12.4% in 2018 compared to 8.2% in 2017.

Annuity Cost of Funds
Cost of funds for 2019 was $982 million compared to $863 million for 2018, an increase of $119 million (14%). This increase reflects growth in the annuity business and higher renewal option costs. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, increased 0.06 percentage points to 2.55% from 2.49% in 2019 compared to 2018 reflecting higher renewal option costs.

Cost of funds for 2018 was $863 million compared to $739 million for 2017, an increase of $124 million (17%). This increase reflects growth in the annuity business and higher renewal option costs. The average cost of policyholder funds increased 0.15 percentage points to 2.49% from 2.34% in 2018 compared to 2017 reflecting higher renewal option costs.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Year ended December 31,
	2019	2018	2017
Cost of equity options (FIAs)	$586	$506	$395
Interest credited:
Traditional fixed annuities	244	234	238
Fixed component of fixed-indexed annuities	94	78	68
Immediate annuities	24	24	24
Pension risk transfer products	7	1	—
Federal Home Loan Bank advances	27	20	14
Total cost of funds	$982	$863	$739

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of unlocking and the stock market and interest rates for 2019 were $42 million in 2019 and $31 million in both 2018 and 2017, representing an increase of $11 million (35%) in 2019 compared to 2018. As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.01 percentage points to 0.11% in 2019 from 0.10% in both 2018 and 2017. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2019	2018	2017
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$13	$19	$18
Change in guaranteed withdrawal benefit reserve	84	74	68
Change in other benefit reserves	12	3	5
Other annuity benefits	109	96	91
Offset guaranteed withdrawal benefit fees	(67)	(65)	(60)
Other annuity benefits excluding the impact of the stock market and interest rates, net	42	31	31
Other annuity benefits — impact of the stock market and interest rates	14	83	58
Other annuity benefits, net	$56	$114	$89

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $14 million in 2019 compared to $83 million in 2018. This $69 million (83%) decrease was the primary cause of the $58 million overall decrease in other annuity benefits, net of guaranteed withdrawal fees in 2019 compared to 2018.

The change in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $83 million in 2018 compared to $58 million 2017. This $25 million (43%) increase was the primary cause of the $25 million overall increase in other annuity benefits, net of guaranteed withdrawal benefit fees in 2018 compared to 2017.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.13 percentage points to 2.01% from 2.14% in 2019 compared to 2018 due primarily to higher renewal option costs and lower investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AFG’s net interest spread decreased 0.05 percentage points to 2.14% in 2018 from 2.19% in 2017 due primarily to higher renewal option costs and lower investment yields, partially offset by higher earnings from limited partnerships and similar investments.

Annuity Policy Charges and Other Miscellaneous Income
Excluding the $1 million favorable impact of unlocking in 2019 and the $1 million unlocking charge in 2018 related to unearned revenue, annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and income from sales of real estate, were $40 million in 2019 compared to $43 million in 2018, a decrease of $3 million (7%). Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.02 percentage points to 0.08% in 2019 from 0.10% in 2018.

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

	Year ended December 31,
	2019	2018	2017
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$256	$242	$220
Unlocking	76	(29)	(35)
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates:
Included in core	(34)	42	(17)
Annuity non-core earnings (losses)	(50)	—	—
Annuity acquisition expenses	$248	$255	$168

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $256 million for 2019 compared to $242 million for 2018, an increase of $14 million (6%), reflecting growth in the annuity business.

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $242 million for 2018 compared to $220 million for 2017, an increase of $22 million (10%), reflecting growth in the annuity business.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to future write-offs of DPAC or present value of future profits on business in force of companies acquired (“PVFP”).

The negative impact of lower than anticipated interest rates during 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. In contrast, the positive impact of higher than anticipated interest rates during 2018 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC. In 2017, the negative impact of significantly lower than anticipated interest rates on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the impact of unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Year ended December 31,
	2019	2018	2017
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.66%	0.67%	0.68%
Unlocking	0.20%	(0.08%)	(0.11%)
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.23%)	0.12%	(0.06%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.63%	0.71%	0.51%

Annuity Other Expenses
Annuity other expenses were $139 million in 2019, $131 million in 2018 and $121 million in 2017, representing an increase of $8 million (6%) in 2019 compared to 2018 and an increase of $10 million (8%) in 2018 compared to 2017 reflecting growth in the annuity business. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.02 percentage points to 0.35% in 2019 from 0.37% in both 2018 and 2017.

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

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of changes in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of unlocking) over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Change in the fair value of derivatives related to FIAs	$(294)	$(51)	$(70)	476%	(27%)
Accretion of guaranteed minimum FIA benefits	(408)	(347)	(289)	18%	20%
Other annuity benefits	(14)	(83)	(58)	(83%)	43%
Less cost of equity options	586	506	395	16%	28%
Related impact on the amortization of DPAC	84	(42)	17	(300%)	(347%)
Impact on annuity segment earnings before income taxes	$(46)	$(17)	$(5)	171%	240%

During 2019, the negative impact of significantly lower than anticipated interest rates, partially offset by the positive impact of strong stock market performance, reduced the annuity segments’ earnings before income taxes (excluding unlocking) by $46 million compared to the $17 million negative impact of the stock market and interest rates (excluding unlocking) on annuity earnings before income taxes for 2018, an increase of $29 million (171%). In 2018, the positive impact of higher than expected interest rates was more than offset by higher interest on the embedded derivative, the negative impact of higher than expected option costs and significantly lower stock market performance. In 2017, the negative impact of significantly lower than anticipated interest rates was partially offset by the positive impact of strong stock market performance. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.12%, 0.04% and 0.01% in 2019, 2018 and 2017, respectively.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of unlocking) on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Changes in the stock market, including volatility	$68	$(29)	$50	(334%)	(158%)
Changes in interest rates higher (lower) than expected	(117)	33	(50)	(455%)	(166%)
Other	3	(21)	(5)	(114%)	320%
Impact on annuity segment earnings before income taxes	$(46)	$(17)	$(5)	171%	240%

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.12 percentage points to 1.08% in 2019 from 1.20% in 2018 due primarily to the 0.13 percentage points decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.11 percentage points to 0.96% in 2019 from 1.07% in 2018 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above partially offset by the impact of unlocking discussed below under “Annuity Unlocking.”

AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.05 percentage points to 1.20% in 2018 from 1.25% in 2017 due primarily to the 0.05 percentage point decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.16 percentage points to 1.07% in 2018 from 1.23% in 2017 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of the unlocking of actuarial assumptions discussed below under “Annuity Unlocking.”

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for 2019, 2018 and 2017 (in millions):

	Year ended December 31,
	2019	2018	2017
Beginning fixed annuity reserves	$36,431	$33,005	$29,647
Fixed annuity premiums (receipts)	4,939	5,382	4,313
Federal Home Loan Bank advances and repayments	—	225	(64)
Surrenders, benefits and other withdrawals	(3,260)	(2,836)	(2,246)
Interest and other annuity benefit expenses:
Cost of funds	982	863	739
Embedded derivative mark-to-market	1,100	(248)	564
Change in other benefit reserves	(99)	(19)	11
Unlocking	(75)	59	41
Ending fixed annuity reserves	$40,018	$36,431	$33,005

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$40,018	$36,431	$33,005
Impact of unrealized investment gains	225	10	133
Fixed component of variable annuities	163	175	178
Annuity benefits accumulated per balance sheet	$40,406	$36,616	$33,316

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $4.96 billion in 2019, $5.41 billion in 2018 and $4.34 billion in 2017, a decrease of $447 million (8%) in 2019 compared to 2018 and an increase of $1.07 billion (25%) in 2018 compared to 2017. The following table summarizes AFG’s annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Financial institutions single premium annuities — indexed	$1,537	$1,776	$1,711	(13%)	4%
Financial institutions single premium annuities — fixed	1,229	492	622	150%	(21%)
Retail single premium annuities — indexed	943	1,418	990	(33%)	43%
Retail single premium annuities — fixed	120	87	70	38%	24%
Broker dealer single premium annuities — indexed	657	1,271	733	(48%)	73%
Broker dealer single premium annuities — fixed	32	14	7	129%	100%
Pension risk transfer	257	132	6	95%	2,100%
Education market — fixed and indexed annuities	164	192	174	(15%)	10%
Total fixed annuity premiums	4,939	5,382	4,313	(8%)	25%
Variable annuities	21	25	28	(16%)	(11%)
Total annuity premiums	$4,960	$5,407	$4,341	(8%)	25%

Management attributes the 8% decrease in annuity premiums in 2019 compared to 2018 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2018 levels.

Management attributes the 25% increase in annuity premiums in 2018 compared to 2017 to the introduction of new products, efforts to expand in the retail and broker dealer markets and an improving interest rate environment in 2018.

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

The unlocking of the major actuarial assumptions underlying AFG’s annuity operations resulted in net charges related to its annuity business of $1 million, $31 million and $3 million in 2019, 2018 and 2017, respectively, which impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Policy charges and other miscellaneous income:
Unearned revenue	$1	$(1)	$(3)
Total revenues	1	(1)	(3)
Annuity benefits:
Fixed-indexed annuities embedded derivative	(181)	44	25
Guaranteed withdrawal benefit reserve	102	10	13
Other reserves	4	5	3
Sales inducements asset	1	—	(6)
Total annuity benefits	(74)	59	35
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	76	(29)	(35)
Total costs and expenses	2	30	—
Net charge	$(1)	$(31)	$(3)

See “Annuity Unlocking” under “Annuity Segment — Results of Operations” for the quarters ended December 31, 2019 and 2018 for a discussion of the overall net expense reduction from the periodic review of actuarial assumptions in the fourth quarter of 2018.

The net charge from unlocking annuity assumptions in 2019 is due primarily to the unfavorable impacts of a decrease in projected net interest spreads on in-force business (due primarily to lower than previously anticipated reinvestment rates and the impact of lower than previously anticipated interest rates on floating rate investments) and higher assumed persistency in certain blocks of business, offset by lowering projected FIA option costs, including anticipated renewal rate actions. For the 2019 unlocking, reinvestment rate assumptions are based primarily on the expectation that the 7-year U.S. Treasury rate will increase to 3.20% and the 10-year U.S. Treasury rate will increase to 3.50% over time. For the unlocking in the third quarter of 2019, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.38% for the fourth quarter of 2019, grading up ratably to an ultimate net reinvestment rate of 5.34% in 2029 and beyond.

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

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2019, 2018 and 2017 (in millions):

	Year ended December 31,
	2019	2018	2017
Earnings on fixed annuity benefits accumulated	$367	$370	$387
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(10)	(11)	(13)
Variable annuity earnings	5	2	6
Earnings before income taxes	$362	$361	$380

(*)
Net investment income (as a % of investments) of 4.67%, 4.73% and 4.63% in 2019, 2018 and 2017, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $190 million in 2019 compared to $165 million in 2018, an increase of $25 million (15%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $174 million in 2019 compared to $156 million in 2018, an increase of $18 million (12%).

AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $165 million in 2018 compared to $252 million in 2017, a decrease of $87 million (35%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $156 million in 2018 compared to $177 million in 2017, a decrease of $21 million (12%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments in 2019, 2018 and 2017 (dollars in millions):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Revenues:
Life, accident and health net earned premiums	$22	$24	$22	(8%)	9%
Net investment income	43	25	34	72%	(26%)
Other income — P&C fees	69	69	66	—%	5%
Other income	28	29	27	(3%)	7%
Total revenues	162	147	149	10%	(1%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	23	23	25	—%	(8%)
Life, accident and health benefits	36	40	26	(10%)	54%
Life, accident and health acquisition expenses	5	6	5	(17%)	20%
Other expense — expenses associated with P&C fees	46	46	41	—%	12%
Other expenses (*)	158	126	144	25%	(13%)
Costs and expenses, excluding interest charges on borrowed money	268	241	241	11%	—%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(106)	(94)	(92)	13%	2%
Interest charges on borrowed money	68	62	85	10%	(27%)
Core loss before income taxes, excluding realized gains and losses	(174)	(156)	(177)	12%	(12%)
Pretax non-core special A&E charges	(11)	(9)	(24)	22%	(63%)
Pretax non-core loss on retirement of debt	(5)	—	(51)	—%	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(190)	$(165)	$(252)	15%	(35%)

(*)
Excludes pretax non-core special A&E charges of $11 million, $9 million and $24 million in 2019, 2018 and 2017, respectively, and a pretax non-core loss on retirement of debt of $5 million in 2019 and $51 million in 2017.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $22 million and related benefits and acquisition expenses of $41 million in 2019 compared to net earned premiums of $24 million and related benefits and acquisition expenses of $46 million in 2018. The $4 million (10%) decrease in life, accident and health benefits reflects lower claims in both the run-off life and run-off long-term care insurance businesses in 2019 compared to 2018.

AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $24 million and related benefits and acquisition expenses of $46 million in 2018 compared to net earned premiums of $22 million and related benefits and acquisition expenses of $31 million in 2017. The $14 million (54%) increase in life, accident and health benefits reflects higher claims in both the run-off life and run-off long-term care insurance businesses in 2018 compared to 2017.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $43 million, $25 million and $34 million in 2019, 2018 and 2017, respectively. The $18 million (72%) increase in 2019 compared to 2018 and the $9 million (26%) decrease in 2018 compared to 2017 is due primarily to the impact of the market performance on a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $13 million in 2019, decreased in value by $4 million in 2018 and increased in value by $6 million in 2017.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In both 2019 and 2018, AFG collected $69 million in fees for these services compared to $66 million in 2017. Management views this fee income, net of the $46 million in both 2019 and 2018 and $41 million in 2017, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $15 million, $16 million and $18 million in 2019, 2018 and 2017, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity segments of $13 million in both 2019 and 2018 and $9 million in 2017.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $158 million in 2019 compared to $126 million in 2018, an increase of $32 million (25%). This increase reflects a $3 million charitable donation in 2019 and higher holding company expenses related to employee benefit plans that are tied to stock market performance in 2019 compared to 2018, partially offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations in 2018.

AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $126 million in 2018 compared to $144 million in 2017, a decrease of $18 million (13%). This decrease reflects lower holding company expenses related to employee benefits plans that are tied to stock market performance, partially offset by a $5 million charge to increase liabilities related to the environmental exposures of AFG’s former railroad and manufacturing operations in 2018.

Holding Company and Other — Interest Charges on Borrowed Money
The following table details the principal amount of AFG’s long-term debt balances as of December 31, 2019, December 31, 2018 and January 1, 2017 (dollars in millions):

	December 31, 2019	December 31, 2018	January 1, 2017
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590	$—
3.50% Senior Notes due August 2026	425	425	300
9-7/8% Senior Notes due June 2019	—	—	350
6-3/8% Senior Notes due June 2042	—	—	230
5-3/4% Senior Notes due August 2042	—	—	125
5.125% Subordinated Debentures due December 2059	200	—	—
6% Subordinated Debentures due November 2055	150	150	150
5.875% Subordinated Debentures due March 2059	125	—	—
6-1/4% Subordinated Debentures due September 2054	—	150	150
Other	3	3	3
Total principal amount of Holding Company Debt	$1,493	$1,318	$1,308

Weighted Average Interest Rate	4.6%	4.6%	6.5%

AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $68 million in 2019, $62 million in 2018 and $85 million in 2017. The $6 million (10%) increase in interest expense in 2019 compared to 2018 primarily reflects the issuance of $125 million of 5.875% Subordinated Debentures in March 2019. The $23 million (27%) decrease in interest expense in 2018 compared to 2017 reflects a lower weighted average interest rate on AFG’s outstanding debt.

The increase in interest expense in 2019 compared to 2018 and the decrease in interest expense in 2018 compared to 2017 reflect the following financing transactions completed by AFG between January 1, 2017 and December 31, 2019:

•	Issued $350 million of 4.50% Senior Notes in June 2017

•	Redeemed $230 million of 6-3/8% Senior Notes in June 2017

•	Redeemed $125 million of 5-3/4% Senior Notes in August 2017

•	Issued an additional $125 million of 3.50% Senior Notes in November 2017

•	Issued an additional $240 million of 4.50% Senior Notes in November 2017

•	Redeemed $350 million of 9-7/8% Senior Notes in December 2017

•	Issued $125 million of 5.875% Subordinated Debentures in March 2019

•	Issued $200 million of 5.125% Subordinated Debentures in December 2019

•	Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019

Holding Company and Other — Special A&E Charges
As a result of the comprehensive external studies and internal reviews of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded non-core special charges of $11 million in 2019, $9 million in 2018 and $24 million in 2017 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in 2019, 2018 and 2017 are due to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation. AFG has also increased its reserve for asbestos and toxic substance exposures arising out of these operations. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $19 million in 2019, $21 million in 2018 and $31 million in 2017.

Holding Company and Other — Loss on Retirement of Debt
In December 2019, AFG redeemed its $150 million outstanding principal amount of 6-1/4% Subordinated Debentures due 2054 at par value and wrote off unamortized debt issuance costs of $5 million.

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

Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net gains of $287 million in 2019 compared to net losses of $266 million in 2018, a change of $553 million (208%). AFG’s consolidated realized gains (losses) on securities were net losses of $266 million in 2018 compared to net gains of $5 million in 2017, a change of $271 million (5,420%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2019	2018	2017
Realized gains (losses) before impairments:
Disposals	$19	$9	$87
Change in the fair value of equity securities (*)	278	(262)	—
Change in the fair value of derivatives	9	(5)	(6)
Adjustments to annuity deferred policy acquisition costs and related items	—	11	(3)
	306	(247)	78
Impairment charges:
Securities	(29)	(26)	(88)
Adjustments to annuity deferred policy acquisition costs and related items	10	7	15
	(19)	(19)	(73)
Realized gains (losses) on securities	$287	$(266)	$5

(*)
As discussed in Note A — “Accounting Policies — Investments,” beginning in January 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. These amounts include a $169 million net gain and a $279 million net loss on securities that were still held at December 31, 2019 and 2018, respectively.

The $278 million net realized gain from the change in the fair value of equity securities in 2019 includes gains of $97 million on investments in banks and financing companies, $36 million from investments in media companies, $32 million from investments in technology companies, $21 million on investments in asset management companies and $21 million on insurance companies. AFG’s impairment charges in 2019 include $17 million in charges on third-party collateralized loan obligations and $11 million on corporate bonds.

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

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $239 million in 2019 compared to $122 million in 2018, an increase of $117 million (96%). AFG’s consolidated provision for income taxes was $122 million in 2018 compared to $247 million in 2017, a decrease of $125 million (51%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $28 million in 2019 compared to $13 million in 2018, an increase of $15 million (115%). AFG’s consolidated net earnings (losses) attributable to noncontrolling interests was a net loss of $13 million in 2018 compared to net earnings of $2 million in 2017, a change of $15 million (750%). The following table details net earnings (losses) in consolidated subsidiaries attributable to holders other than AFG (dollars in millions):

	Year ended December 31,			% Change
	2019	2018	2017	2019 - 2018	2018 - 2017
Neon	$(28)	$(13)	$—	115%	—%
Other	—	—	2	—%	(100%)
Earnings (losses) attributable to noncontrolling interests	$(28)	$(13)	$2	115%	(750%)

Net losses attributable to noncontrolling interests in 2019 includes $18 million related to the $76 million non-core charge for costs associated with AFG’s plans to exit the Lloyd’s of London insurance market in 2020. See “Neon exited lines charge” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2019 and 2018.

Other noncontrolling interests includes $2 million related to the gain on the sale of a hotel property in the first quarter of 2017. The property was owned by an 80%-owned subsidiary of GAI.

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

ACCOUNTING STANDARDS TO BE ADOPTED

See Note A — “Accounting Policies — Credit Impairment Guidance Effective in 2020” to the financial statements for a discussion of accounting guidance adopted on January 1, 2020, which provides a new credit loss model for determining credit-related impairments for financial instruments measured at amortized cost (mortgage loans, premiums receivable and reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The new guidance is not expected to have a material impact on AFG’s results of operations or financial position.

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the assumptions used to measure the liability for future policy benefits for traditional and limited pay contracts (e.g. life, accident and health benefits) from being locked in at inception to being updated at least annually and standardizes the liability discount rate to be used and updated each reporting period, requires the measurement of market risk benefits associated with deposit contracts (e.g. annuities) to be recorded at fair value, simplifies the amortization of deferred policy acquisition costs to a constant level basis over the expected life of the related contracts and requires enhanced disclosures. AFG will be required to adopt this guidance effective January 1, 2022. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is closer to adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

	2019	2018
Fair value of fixed maturity portfolio	$46,618	$42,102
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)	(4.5%)
Pretax impact on fair value of fixed maturity portfolio	$(1,865)	$(1,895)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	850	800
Estimated pretax impact on accumulated other comprehensive income	(1,015)	(1,095)
Deferred income tax	213	230
Estimated after-tax impact on accumulated other comprehensive income	$(802)	$(865)

Municipal bonds represented approximately 15% of AFG’s fixed maturity portfolio at December 31, 2019. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment-grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2019, approximately 79% of the municipal bond portfolio was held in revenue bonds, with the remaining 21% held in general obligation bonds.

Annuity Contracts   Substantially all of AFG’s fixed rate annuity contracts permit AFG to change crediting rates (subject to minimum interest rate guarantees as determined by applicable law) enabling management to react to changes in market interest rates. At December 31, 2019, AFG could reduce the average crediting rate on approximately $30 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 119 basis points (on a weighted average basis).

As presented in Item 7 — Management’s Discussion and Analysis — “Results of Operations — Annuity Segment — Years ended December 31, 2019, 2018 and 2017 — Net Spread on Fixed Annuities,” the cost of funds as a percent of fixed annuity benefits accumulated on AFG’s in-force block of fixed annuities was 2.55% for the year ended December 31, 2019. Management estimates that the cost of funds rate on this in-force business will range from 2.40% to 2.55% over the next three years. This rate reflects actuarial assumptions as to (i) expected investment spreads, (ii) deaths, (iii) annuitizations, (iv) surrenders and other withdrawals, (v) renewal premiums, and (vi) stock market performance and the cost of equity options. Actual experience and changes in actuarial assumptions may result in different effective cost of funds rates than those above.

Actuarial assumptions used to estimate DPAC and certain annuity liabilities, as well as AFG’s ability to maintain spread, could be impacted if a low interest rate environment continues for an extended period, or if increases in interest rates cause policyholder behavior to differ significantly from current expectations.

Projected payments (in millions) in each of the subsequent five years and for all years thereafter on AFG’s fixed annuity liabilities at December 31 were as follows:

	First	Second	Third	Fourth	Fifth	Thereafter	Total	Fair Value (*)
2019	$3,546	$4,185	$4,634	$5,196	$5,839	$22,051	$45,451	$40,182
2018	3,493	3,989	4,609	4,701	4,640	22,156	43,588	34,765

(*)	Fair value of annuity benefits accumulated excluding life contingent annuities in the payout phase (carrying value of $247 million at December 31, 2019 and $232 million at December 31, 2018).

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

Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2019			December 31, 2018
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2020	$—	—%	2019	$—	—%
2021	—	—%	2020	—	—%
2022	—	—%	2021	—	—%
2023	—	—%	2022	—	—%
2024	—	—%	2023	—	—%
Thereafter	1,493	4.6%	Thereafter	1,318	4.6%
Total	$1,493	4.6%	Total	$1,318	4.6%

Fair Value	$1,622		Fair Value	$1,231

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note O to the Consolidated Financial Statements.

Item 9A. Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2019. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2019, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, American Financial Group, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for equity investments, other than those accounted for under the equity method, to measure equity investments at fair value with changes in fair value recognized in net earnings in 2018.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of investments in securities
Description of the Matter
As of December 31, 2019, the fair value of the Company’s fixed-income and equity securities totaled $48.56 billion, a portion of which are valued based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information. The fair value of these securities are determined by management applying the methodologies outlined in Note D to the consolidated financial statements. The lack of visibility into assumptions used in non-binding broker quotes and the credit spread applied by management for internally developed fixed-income investments are significant unobservable inputs, which create greater subjectivity when determining the fair values. Credit spread inputs are developed based on management’s review of trade activity for comparable securities and credit spreads over the treasury yield of securities with a similar duration.
Auditing the fair value of the fixed-income and equity securities that use unobservable inputs was complex and highly judgmental due to the judgment used by the Company in determining unobservable inputs and assumptions to estimate the securities’ fair value. Significant unobservable inputs and assumptions include non-binding broker quotes and credit spreads over the treasury yield.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s valuation process for the fixed-income and equity securities priced using unobservable inputs. This included, among others, testing controls over investment pricing and the development and review of significant inputs and assumptions used in determining the fair values.

To test the Company’s investment fair values, our audit procedures included, among others, comparing the fair values for a sample of securities to pricing service values or internally developed cash flow models. With the assistance of our valuation specialists, we evaluated the valuation methodologies used by the Company and compared the Company’s fair value estimate to an independently calculated range of fair value estimates for a sample of securities. We evaluated information that corroborated or contradicted the Company’s fair value estimates, including observable yields, transaction data for similar securities, and historical collateral performance data.

Property and casualty unpaid losses and loss adjustment expenses
Description of the Matter
As of December 31, 2019, the Company’s unpaid losses and loss adjustment expenses reserve liabilities net of reinsurance recoverables, net of allowance, (“reserves”) totaled $7.21 billion as disclosed in Note P to the consolidated financial statements. This liability represents management’s best estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses and is determined by using case-basis evaluations, actuarial projections, and management’s judgment. Estimating the reserves is inherently judgmental and is influenced by factors that are subject to significant variation, particularly for lines of business that develop or are paid over a long period of time or that contain exposures with high potential severities, such as workers’ compensation, other liability, and asbestos and environmental.

Auditing management’s best estimate of reserves was complex because it required the involvement of our actuarial specialists due to the highly judgmental nature of the assumptions used in the evaluation process. The significant judgment was primarily due to the sensitivity of management’s best estimate to the selection and weighting of actuarial methods, loss development factors, expected loss ratios, and inflation. These assumptions have a significant effect on the valuation of reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process for estimating reserves. This included, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves.

With the assistance of actuarial specialists, our audit procedures included, among others, an evaluation of the Company’s selection and weighting of actuarial methods used with those methods used in prior periods and those used in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the significant assumptions, including loss development factors, expected loss ratios, and inflation, to factors historically used and current industry benchmarks. We also performed a review of the development of prior years’ reserve estimates. With the assistance of actuarial specialists, we established an independent range of reasonable reserve estimates, which we compared to management’s best estimate.

Amortization of annuity deferred policy acquisition costs
Description of the Matter
At December 31, 2019, deferred policy acquisition costs totaled $1.04 billion, of which $696 million related to annuity contracts. As described in Notes A and G to the consolidated financial statements, the carrying amount of the annuity deferred policy acquisition costs is the total of costs deferred less amortization that is calculated in relation to the present value of estimated gross profits of the underlying annuity policies. There is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation is sensitive to management’s best estimate of assumptions, such as future investment yields, lapse rates, mortality, and morbidity. Management’s assumptions are adjusted, also known as unlocking, over time for emerging experience and expected trends. The unlocking results in amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

Auditing management’s estimate of the amortization of annuity deferred policy acquisition costs was complex because it required the involvement of our actuarial specialists due to the highly judgmental nature of the assumptions used in management’s projection of estimated gross profits, which are used in the amortization of annuity deferred policy acquisition costs. The significant judgment was primarily due to the sensitivity of the estimated gross profits to the expected investment yield and lapse rate assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process for estimating amortization of annuity deferred policy acquisition costs. This included, among others, controls over the review and approval processes that management has in place for the assumptions used in measuring estimated gross profits.

To test the amortization of deferred policy acquisition costs related to annuity contracts, our audit procedures included, among others, testing the completeness and accuracy of the data used to calculate the estimated gross profits through testing the reconciliation of the underlying data recorded in the source systems to the actuarial valuation models. With the assistance of our actuarial specialists, we evaluated the assumptions used by management in determining estimated gross profits with those used in prior periods. Also, with the assistance of our actuarial specialists, we compared significant assumptions, including expected investment yields and lapse rates, to prior actual experience and observable market data, and we evaluated management’s estimates of prospective changes in these assumptions. In addition, we performed an independent calculation of estimated and actual gross profits for a sample of product cohorts for comparison with the actuarial model used by management.

Valuation of annuity contract embedded derivatives
Description of the Matter
At December 31, 2019, the liability for annuity benefits accumulated included $3.73 billion for the embedded derivatives related to the equity participation feature of the Company’s fixed-indexed annuity products. As described in Note F to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the embedded derivatives as it includes management’s assumptions of various factors, such as future interest rates, expected stock market performance, budgeted option costs, lapses, and annuitizations. Management’s assumptions are adjusted for emerging experience and expected trends, resulting in changes to the estimated fair value of the embedded derivatives.

Auditing management’s estimate of the fair value of the embedded derivatives related to fixed-indexed annuity products was complex because it required the involvement of our actuarial specialists due to the highly judgmental nature of the assumptions used in the valuation process. The significant judgment was primarily due to the sensitivity of the budgeted option costs and lapse assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process for estimating the embedded derivatives. This included, among others, the review and approval processes that management has in place for the methods and assumptions used in the valuation process of the embedded derivatives.

To test the embedded derivatives related to fixed-indexed annuity products, our procedures included, among others, testing the completeness and accuracy of data used in the valuation process through testing the reconciliation of the underlying data recorded in the source systems to the actuarial valuation models. With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by management in determining the estimated fair value of the embedded derivatives. We compared the significant assumptions, including expected budget option costs and lapses, to prior actual experience and management’s estimates of prospective changes in these assumptions. In addition, we performed an independent calculation of the embedded derivatives for a sample of policies for comparison with the fair value calculated by the actuarial model used by management.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1961.
Cincinnati, Ohio
February 25, 2020

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$2,314	$1,515
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $44,524 and $41,837)	46,505	41,997
Fixed maturities, trading at fair value	113	105
Equity securities, at fair value	1,937	1,814
Investments accounted for using the equity method	1,688	1,374
Mortgage loans	1,329	1,068
Policy loans	164	174
Equity index call options	924	184
Real estate and other investments	278	267
Total cash and investments	55,252	48,498
Recoverables from reinsurers	3,415	3,349
Prepaid reinsurance premiums	678	610
Agents’ balances and premiums receivable	1,335	1,234
Deferred policy acquisition costs	1,037	1,682
Assets of managed investment entities	4,736	4,700
Other receivables	975	1,090
Variable annuity assets (separate accounts)	628	557
Other assets	1,867	1,529
Goodwill	207	207
Total assets	$70,130	$63,456

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,232	$9,741
Unearned premiums	2,830	2,595
Annuity benefits accumulated	40,406	36,616
Life, accident and health reserves	612	635
Payable to reinsurers	814	752
Liabilities of managed investment entities	4,571	4,512
Long-term debt	1,473	1,302
Variable annuity liabilities (separate accounts)	628	557
Other liabilities	2,295	1,774
Total liabilities	63,861	58,484

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 90,303,686 and 89,291,724 shares outstanding	90	89
Capital surplus	1,307	1,245
Retained earnings	4,009	3,588
Accumulated other comprehensive income, net of tax	863	48
Total shareholders’ equity	6,269	4,970
Noncontrolling interests	—	2
Total equity	6,269	4,972
Total liabilities and equity	$70,130	$63,456

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2019	2018	2017
Revenues:
Property and casualty insurance net earned premiums	$5,185	$4,865	$4,579
Life, accident and health net earned premiums	22	24	22
Net investment income	2,303	2,094	1,831
Realized gains (losses) on securities (*)	287	(266)	5
Income (loss) of managed investment entities:
Investment income	269	255	210
Gain (loss) on change in fair value of assets/liabilities	(30)	(21)	12
Other income	201	199	206
Total revenues	8,237	7,150	6,865

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,271	3,003	2,955
Commissions and other underwriting expenses	1,725	1,583	1,407
Annuity benefits	1,151	998	892
Life, accident and health benefits	36	40	26
Annuity and supplemental insurance acquisition expenses	253	261	173
Interest charges on borrowed money	68	62	85
Expenses of managed investment entities	220	211	181
Other expenses	405	353	422
Total costs and expenses	7,129	6,511	6,141
Earnings before income taxes	1,108	639	724
Provision for income taxes	239	122	247
Net earnings, including noncontrolling interests	869	517	477
Less: Net earnings (losses) attributable to noncontrolling interests	(28)	(13)	2
Net Earnings Attributable to Shareholders	$897	$530	$475

Earnings Attributable to Shareholders per Common Share:
Basic	$9.98	$5.95	$5.40
Diluted	$9.85	$5.85	$5.28
Average number of Common Shares:
Basic	89.9	89.0	87.8
Diluted	91.0	90.6	89.8
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$306	$(247)	$78

Losses on securities with impairment	(19)	(19)	(74)
Non-credit portion recognized in other comprehensive income (loss)	—	—	1
Impairment charges recognized in earnings	(19)	(19)	(73)
Total realized gains (losses) on securities	$287	$(266)	$5

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2019	2018	2017
Net earnings, including noncontrolling interests	$869	$517	$477
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	788	(544)	297
Reclassification adjustment for realized (gains) losses included in net earnings	(9)	8	(10)
Total net unrealized gains (losses) on securities	779	(536)	287
Net unrealized gains (losses) on cash flow hedges	28	2	(4)
Foreign currency translation adjustments	7	(10)	12
Pension and other postretirement plans adjustments	1	—	1
Other comprehensive income (loss), net of tax	815	(544)	296
Total comprehensive income (loss), net of tax	1,684	(27)	773
Less: Comprehensive income (loss) attributable to noncontrolling interests	(28)	(13)	2
Comprehensive income (loss) attributable to shareholders	$1,712	$(14)	$771
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2016	86,924,399	$1,198	$3,343	$375	$4,916	$3	$4,919	$—
Net earnings	—	—	475	—	475	2	477	—
Other comprehensive income	—	—	—	296	296	—	296	—
Impact of the U.S. corporate tax rate change on AOCI	—	—	(145)	145	—	—	—	—
Dividends ($4.7875 per share)	—	—	(421)	—	(421)	—	(421)	—
Shares issued:
Exercise of stock options	1,020,986	34	—	—	34	—	34	—
Restricted stock awards	232,250	—	—	—	—	—	—	—
Other benefit plans	99,588	10	—	—	10	—	10	—
Dividend reinvestment plan	42,572	4	—	—	4	—	4	—
Stock-based compensation expense	—	24	—	—	24	—	24	—
Shares exchanged — benefit plans	(37,718)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(6,617)	—	—	—	—	—	—	—
Sale of redeemable noncontrolling interests	—	—	—	(3)	(3)	—	(3)	3
Other	—	—	—	—	—	(4)	(4)	—
Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	530	—	530	1	531	(14)
Other comprehensive loss	—	—	—	(544)	(544)	—	(544)	—
Dividends ($4.45 per share)	—	—	(397)	—	(397)	—	(397)	—
Shares issued:
Exercise of stock options	778,270	29	—	—	29	—	29	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	103,797	12	—	—	12	—	12	—
Dividend reinvestment plan	29,998	3	—	—	3	—	3	—
Stock-based compensation expense	—	23	—	—	23	—	23	—
Shares acquired and retired	(65,589)	(1)	(5)	—	(6)	—	(6)	—
Shares exchanged — benefit plans	(26,520)	(1)	(2)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(4,317)	—	—	—	—	—	—	—
Other	—	—	(11)	—	(11)	—	(11)	11
Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (losses)	—	—	897	—	897	(2)	895	(26)
Other comprehensive income	—	—	—	815	815	—	815	—
Dividends ($4.95 per share)	—	—	(446)	—	(446)	—	(446)	—
Shares issued:
Exercise of stock options	747,167	31	—	—	31	—	31	—
Restricted stock awards	232,635	—	—	—	—	—	—	—
Other benefit plans	77,429	8	—	—	8	—	8	—
Dividend reinvestment plan	19,334	2	—	—	2	—	2	—
Stock-based compensation expense	—	23	—	—	23	—	23	—
Shares exchanged — benefit plans	(50,062)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(14,541)	—	—	—	—	—	—	—
Other	—	—	(26)	—	(26)	—	(26)	26
Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2019	2018	2017
Operating Activities:
Net earnings, including noncontrolling interests	$869	$517	$477
Adjustments:
Depreciation and amortization	259	210	107
Annuity benefits	1,151	998	892
Realized (gains) losses on investing activities	(288)	265	(23)
Net (purchases) sales of trading securities	(5)	111	17
Deferred annuity and life policy acquisition costs	(206)	(263)	(225)
Change in:
Reinsurance and other receivables	(112)	(211)	(963)
Other assets	(406)	96	13
Insurance claims and reserves	703	425	1,321
Payable to reinsurers	62	9	109
Other liabilities	516	(140)	(18)
Managed investment entities’ assets/liabilities	23	148	60
Other operating activities, net	(110)	(82)	37
Net cash provided by operating activities	2,456	2,083	1,804

Investing Activities:
Purchases of:
Fixed maturities	(8,260)	(10,183)	(9,485)
Equity securities	(242)	(568)	(182)
Mortgage loans	(442)	(167)	(254)
Equity index options and other investments	(991)	(973)	(831)
Real estate, property and equipment	(44)	(80)	(109)
Businesses	—	(36)	—
Proceeds from:
Maturities and redemptions of fixed maturities	4,567	4,948	6,105
Repayments of mortgage loans	184	201	215
Sales of fixed maturities	927	501	392
Sales of equity securities	453	247	216
Sales and settlements of equity index options and other investments	771	883	789
Sales of real estate, property and equipment	4	3	55
Cash and cash equivalents of businesses acquired	—	13	—
Managed investment entities:
Purchases of investments	(1,398)	(2,117)	(2,979)
Proceeds from sales and redemptions of investments	1,409	1,948	2,774
Other investing activities, net	(3)	30	2
Net cash used in investing activities	(3,065)	(5,350)	(3,292)

Financing Activities:
Annuity receipts	4,960	5,632	4,341
Annuity surrenders, benefits and withdrawals	(3,358)	(2,916)	(2,405)
Net transfers from variable annuity assets	60	47	54
Additional long-term borrowings	315	—	712
Reductions of long-term debt	(150)	—	(745)
Issuances of managed investment entities’ liabilities	371	1,983	2,731
Retirements of managed investment entities’ liabilities	(382)	(1,935)	(2,585)
Issuances of Common Stock	36	33	37
Repurchases of Common Stock	—	(6)	—
Cash dividends paid on Common Stock	(444)	(394)	(417)
Other financing activities, net	—	—	(4)
Net cash provided by financing activities	1,408	2,444	1,719
Net Change in Cash and Cash Equivalents	799	(823)	231
Cash and cash equivalents at beginning of year	1,515	2,338	2,107
Cash and cash equivalents at end of year	$2,314	$1,515	$2,338
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	J.	Long-Term Debt
B.	Acquisitions and Sale of Businesses	K.	Leases
C.	Segments of Operations	L.	Shareholders’ Equity
D.	Fair Value Measurements	M.	Income Taxes
E.	Investments	N.	Contingencies
F.	Derivatives	O.	Quarterly Operating Results (Unaudited)
G.	Deferred Policy Acquisition Costs	P.	Insurance
H.	Managed Investment Entities	Q.	Additional Information
I.	Goodwill and Other Intangibles

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2019, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

On January 1, 2018, AFG adopted Accounting Standards Update (“ASU”) 2014-09, which provides guidance on recognizing revenue when (or as) performance obligations under the contract are satisfied. The guidance also updates the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires certain new disclosures. Because revenue recognition for insurance contracts and financial instruments (AFG’s primary sources of revenue) were excluded from the scope of the new guidance, the adoption of ASU 2014-09 did not have a material impact on AFG’s results of operations or financial position.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in 2019 or 2018.

Investments   On January 1, 2018, AFG adopted ASU 2016-01, which requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. At December 31, 2017, AFG had $1.60 billion in equity securities classified as “available for sale” under the prior guidance with holding gains and losses included in accumulated other comprehensive income (“AOCI”) instead of net earnings. At the date of adoption, the $221 million net unrealized gain on equity securities included in AOCI was reclassified to retained earnings as the cumulative effect of an accounting change. The cumulative effect of the accounting change also includes the net unrealized gain on AFG’s small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under the new guidance ($4 million net of tax at the date of adoption).

Following the adoption of ASU 2016-01, holding gains and losses on equity securities carried at fair value are generally recorded in realized gains (losses) on securities. However, AFG records holding gains and losses on securities classified as “trading” under previous guidance, its small portfolio of limited partnerships and similar investments carried at fair value and certain other securities classified at purchase as “fair value through net investment income” in net investment income.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under the new guidance, AFG recorded holding gains of $207 million on equity securities in net earnings during 2019 on securities still held at December 31, 2019 and holding losses of $257 million on equity securities in net earnings during 2018 on securities that were still owned at December 31, 2018. Under the prior guidance, these holding losses would have been recorded in AOCI until the securities were disposed (with exception of any impairment charge that may have been recorded). Because almost all of the equity securities impacted by the new guidance were carried at fair value through AOCI under the prior guidance, the adoption of the new guidance did not have a material impact on AFG’s financial position.

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

Gains or losses on fixed maturity securities classified as “available for sale” are determined on the specific identification basis. When a decline in the value of a specific investment is considered to be other-than-temporary at the balance sheet date, a provision for impairment is charged to earnings (included in realized gains (losses) on securities) and the cost basis of that investment is reduced. If management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then the other-than-temporary impairment is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are shown in the statement of earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge to earnings is recorded to reduce the amortized cost of that security to fair value.

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

An AFG subsidiary cedes life insurance policies to a third-party on a funds withheld basis whereby the subsidiary retains the assets (securities) associated with the reinsurance contract. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. This reinsurance contract is considered to contain an embedded derivative (that must be adjusted to fair value) because the yield on the payable is based on a specific block of the ceding company’s assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolio of fixed maturity securities is an appropriate measure of the value of the embedded derivative. The securities related to this contract are classified as “trading.” The adjustment to fair value on the embedded derivative offsets the investment income recorded on the adjustment to fair value of the related trading portfolio.

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

Adoption of the new guidance resulted in AFG recognizing a lease liability of $198 million (included in other liabilities) and a corresponding right-of-use asset of $174 million (included in other assets and presented net of $24 million in deferred rent and lease incentives) on January 1, 2019. Deferred rent and lease incentives were recognized as liabilities under the previous guidance and result from the straight-line expensing of operating leases. The adoption of the new guidance did not have a material effect on the AFG’s results of operations or liquidity. See Note K — “Leases” for additional disclosures.

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

The effect of a change in tax rates on deferred tax assets and liabilities is recorded in net earnings in the period that includes the enactment date. This includes the impact on deferred tax assets or liabilities established through AOCI, which results in an amount equal to the difference between the deferred tax at the historical corporate rate and the newly enacted rate stranded in AOCI. As permitted under guidance adopted effective December 31, 2017 (ASU 2018-02), AFG reclassified the $145 million stranded in AOCI from accounting for the Tax Cuts and Jobs Act of 2017 to retained earnings at December 31, 2017. See Note M — “Income Taxes” for further information.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2019 – 1.1 million, 2018 – 1.6 million and 2017 – 2.0 million.

There were no anti-dilutive potential common shares related to stock compensation plans or adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share for the years ended December 31, 2019, 2018 or 2017.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Credit Impairment Guidance Effective in 2020 In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides a new loss model for determining credit-related impairments for financial instruments measured at amortized cost (mortgage loans, premiums receivable and reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. Expected credit losses, and subsequent increases or decreases in such expected losses, will be recorded immediately through net earnings as an allowance that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the balance sheet at the amount expected to be collected. The updated guidance also amends the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses will be recorded immediately in net earnings through realized gains (losses). AFG will adopt this guidance effective January 1, 2020. The new guidance is not expected to have a material impact on AFG’s results of operations or financial position.

B.     Acquisitions and Sale of Businesses

Atlas Financial Holdings, Inc.   In June 2019, National Interstate, a property and casualty insurance subsidiary of AFG, entered into an agreement with Atlas Financial Holdings, Inc. (“AFH”) to become the exclusive underwriter of AFH’s paratransit book of business. National Interstate estimates that the majority of AFH’s $110 million paratransit business will be eligible for quotation under this arrangement over the first 12 months following inception of the agreement. Under the terms of the agreement, AFH will act as an underwriting manager for National Interstate for at least 12 months, after which time National Interstate is entitled to acquire the renewal rights for the business from AFH for a purchase price equal to 15% of the in force gross written premiums at that date. The majority of the purchase price ultimately paid for the renewal rights will be recorded as an intangible renewal rights asset and will be amortized over the estimated life of the business acquired. In connection with the transaction, AFG was granted a five-year warrant to acquire approximately 2.4 million shares of AFH (19.9% at the acquisition date). The estimated fair value of the warrant was approximately $1 million at the date it was received.

ABA Insurance Services Inc.   In November 2018, AFG acquired ABA Insurance Services Inc. (“ABAIS”) from American Bankers Mutual Insurance, Ltd. for approximately $30 million using cash on hand at the parent company. Additional contingent consideration of up to $3 million could be due four years after the acquisition date based on achieving certain operating milestones. ABAIS is based in Ohio and is a market-leading provider of directors and officers liability and other complementary insurance solutions for banks, small businesses and nonprofit organizations.

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

Neon Lloyd’s Business   In December 2017, AFG completed the sale of an indirect noncontrolling interest in Neon, its United Kingdom-based Lloyd’s insurer, to certain Neon executives for cash equal to the fair value of the interest sold as determined by a third-party valuation firm. Because AFG continues to have a controlling interest in Neon, the sale was accounted for as an equity transaction with the excess of the carrying value of the net assets attributable to the noncontrolling interest sold over the consideration received recorded as a $3 million reduction in AFG’s Capital Surplus. As discussed in Note M — “Income Taxes,” the sale of the noncontrolling interest also resulted in the recognition of a $56 million tax benefit, including a $48 million tax benefit previously deferred in the 2016 restructuring of the Neon Lloyd’s operations.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, executive and professional liability, general liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), fidelity and surety products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of deferred gains on retroactive reinsurance transactions related to the sales of businesses in prior years. AFG’s annuity business sells traditional fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

Sales of property and casualty insurance outside of the United States represented 7% of AFG’s revenues in 2019 and in 2018 and 5% of AFG’s revenues in 2017. Approximately two-thirds of these 2019 sales were through the Neon Lloyd’s of London business, which AFG is exiting and will no longer write property and casualty business (beginning in early 2020).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2019	2018	2017
Assets
Property and casualty insurance (a)	$19,098	$17,681	$17,171
Annuity	45,074	39,952	37,179
Other	5,958	5,823	6,308
Total assets	$70,130	$63,456	$60,658

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,828	$1,729	$1,711
Specialty casualty	2,597	2,403	2,186
Specialty financial	610	598	576
Other specialty	150	135	106
Total premiums earned	5,185	4,865	4,579
Net investment income	472	438	362
Other income	11	10	28
Total property and casualty insurance	5,668	5,313	4,969
Annuity:
Net investment income	1,792	1,638	1,458
Other income	108	107	103
Total annuity	1,900	1,745	1,561
Other	382	358	330
Total revenues before realized gains (losses)	7,950	7,416	6,860
Realized gains (losses) on securities	287	(266)	5
Total revenues	$8,237	$7,150	$6,865

(a)	Not allocable to sub-segments.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2019	2018	2017
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$79	$120	$154
Specialty casualty	175	141	104
Specialty financial	92	66	61
Other specialty	(21)	(5)	(2)
Other lines (a)	(113)	(20)	(75)
Total underwriting	212	302	242
Investment and other income, net	437	407	349
Total property and casualty insurance	649	709	591
Annuity	362	361	380
Other (b)	(190)	(165)	(252)
Total earnings before realized gains (losses) and income taxes	821	905	719
Realized gains (losses) on securities	287	(266)	5
Total earnings before income taxes	$1,108	$639	$724

(a)
Includes special charges to increase asbestos and environmental (“A&E”) reserves of $18 million in both 2019 and 2018 and $89 million in 2017, respectively. Also includes a $76 million charge in 2019 and $18 million in favorable development recorded in 2017 related to the Neon exited lines.

(b)
Primarily holding company interest and expenses, including losses on retirement of debt of $5 million in 2019 and $51 million in 2017 and special charges to increase A&E reserves related to AFG’s former railroad and manufacturing operations ($11 million in 2019, $9 million in 2018 and $24 million in 2017).

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

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include separate account assets, corporate and municipal fixed maturity securities, asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), certain non-affiliated common stocks, equity index options and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$151	$43	$15	$209
States, municipalities and political subdivisions	—	6,858	105	6,963
Foreign government	—	172	—	172
Residential MBS	—	2,987	173	3,160
Commercial MBS	—	892	35	927
Collateralized loan obligations	—	4,265	15	4,280
Other asset-backed securities	—	5,842	1,286	7,128
Corporate and other	29	21,879	1,758	23,666
Total AFS fixed maturities	180	42,938	3,387	46,505
Trading fixed maturities	2	111	—	113
Equity securities	1,433	67	437	1,937
Equity index call options	—	924	—	924
Assets of managed investment entities (“MIE”)	213	4,506	17	4,736
Variable annuity assets (separate accounts) (*)	—	628	—	628
Other assets — derivatives	—	50	—	50
Total assets accounted for at fair value	$1,828	$49,224	$3,841	$54,893
Liabilities:
Liabilities of managed investment entities	$206	$4,349	$16	$4,571
Derivatives in annuity benefits accumulated	—	—	3,730	3,730
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$206	$4,359	$3,746	$8,311

December 31, 2018
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$141	$83	$9	$233
States, municipalities and political subdivisions	—	6,880	59	6,939
Foreign government	—	142	—	142
Residential MBS	—	2,547	197	2,744
Commercial MBS	—	864	56	920
Collateralized loan obligations	—	4,162	116	4,278
Other asset-backed securities	—	4,802	731	5,533
Corporate and other	28	19,184	1,996	21,208
Total AFS fixed maturities	169	38,664	3,164	41,997
Trading fixed maturities	9	96	—	105
Equity securities	1,410	68	336	1,814
Equity index call options	—	184	—	184
Assets of managed investment entities	203	4,476	21	4,700
Variable annuity assets (separate accounts) (*)	—	557	—	557
Other assets — derivatives	—	16	—	16
Total assets accounted for at fair value	$1,791	$44,061	$3,521	$49,373
Liabilities:
Liabilities of managed investment entities	$195	$4,297	$20	$4,512
Derivatives in annuity benefits accumulated	—	—	2,720	2,720
Other liabilities — derivatives	—	49	—	49
Total liabilities accounted for at fair value	$195	$4,346	$2,740	$7,281
 (*)   Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The transfers between Level 1 and Level 2 for the years ended December 31, 2019, 2018 and 2017 are reflected in the table below at fair value as of the end of the reporting period (dollars in millions):

	Level 2 To Level 1 Transfers						Level 1 To Level 2 Transfers
	# of Transfers			Fair Value			# of Transfers			Fair Value
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Perpetual preferred stocks	2	2	4	$11	$5	$23	1	2	2	$6	$6	$11
Common stocks	1	—	—	—	—	—	—	—	1	—	—	—

Transfers between Level 1 and Level 2 for all periods presented were a result of increases or decreases in observable trade activity.

Approximately 7% of the total assets carried at fair value on December 31, 2019, were Level 3 assets. Approximately 57% ($2.17 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.36 billion at December 31, 2019. Of this amount, approximately $716 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third-party model. The credit spread applied by management is the significant unobservable input. For this group of approximately 35 securities, the average spread used was 396 basis points over the reference treasury yield and the spreads ranged from 100 basis points to 1,253 basis points (approximately 70% of the spreads were between 200 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. For the remainder of the internally developed prices, any justifiable changes in unobservable inputs used to determine fair value would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.73 billion at December 31, 2019. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.4% over the risk-free rate
Risk margin for uncertainty in cash flows	0.80% reduction in the discount rate
Surrenders	3% – 22% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.5% – 10.6% of indexed account value
Budgeted option costs	2.5% – 3.3% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2019, 2018 and 2017 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in the first quarter of 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2019
AFS fixed maturities:
U.S. government agency	$9	$—	$7	$—	$(1)	$—	$—	$15
State and municipal	59	—	5	—	(3)	55	(11)	105
Residential MBS	197	6	(3)	—	(20)	48	(55)	173
Commercial MBS	56	2	—	—	(12)	4	(15)	35
Collateralized loan obligations	116	(5)	5	—	—	28	(129)	15
Other asset-backed securities	731	—	6	787	(192)	23	(69)	1,286
Corporate and other	1,996	(3)	55	738	(335)	30	(723)	1,758
Total AFS fixed maturities	3,164	—	75	1,525	(563)	188	(1,002)	3,387
Equity securities	336	(5)	—	52	(2)	56	—	437
Assets of MIE	21	(5)	—	1	—	—	—	17
Total Level 3 assets	$3,521	$(10)	$75	$1,578	$(565)	$244	$(1,002)	$3,841

Embedded derivatives (a)	$(2,720)	$(919)	$—	$(333)	$242	$—	$—	$(3,730)
Total Level 3 liabilities (b)	$(2,720)	$(919)	$—	$(333)	$242	$—	$—	$(3,730)

(a)
Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives includes a favorable adjustment related to the unlocking of actuarial assumptions of $181 million in 2019.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2017	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2018
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$1	$—	$9
State and municipal	148	—	(2)	—	(3)	—	(84)	59
Residential MBS	122	(9)	(4)	—	(21)	130	(21)	197
Commercial MBS	36	—	—	20	—	—	—	56
Collateralized loan obligations	200	(3)	(13)	35	(20)	3	(86)	116
Other asset-backed securities	544	—	(2)	391	(228)	79	(53)	731
Corporate and other	1,044	(10)	(18)	1,221	(204)	27	(64)	1,996
Total AFS fixed maturities	2,102	(22)	(39)	1,667	(476)	240	(308)	3,164
Equity securities	165	9	—	155	(6)	30	(17)	336
Assets of MIE	23	(8)	—	6	—	—	—	21
Total Level 3 assets	$2,290	$(21)	$(39)	$1,828	$(482)	$270	$(325)	$3,521

Embedded derivatives (a)	$(2,542)	$204	$—	$(545)	$163	$—	$—	$(2,720)
Total Level 3 liabilities (b)	$(2,542)	$204	$—	$(545)	$163	$—	$—	$(2,720)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives includes losses related to the unlocking of actuarial assumptions of $44 million in 2018.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2016	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2017
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	140	—	2	—	(2)	10	(2)	148
Residential MBS	190	(4)	2	1	(40)	44	(71)	122
Commercial MBS	25	2	—	15	(10)	4	—	36
Collateralized loan obligations	174	(1)	(1)	55	(27)	—	—	200
Other asset-backed securities	310	1	2	355	(105)	202	(221)	544
Corporate and other	712	(5)	2	606	(237)	29	(63)	1,044
Total AFS fixed maturities	1,559	(7)	7	1,032	(421)	289	(357)	2,102
Equity securities	174	(21)	10	38	(16)	—	(20)	165
Assets of MIE	29	(11)	—	9	—	—	(4)	23
Total Level 3 assets	$1,762	$(39)	$17	$1,079	$(437)	$289	$(381)	$2,290

Embedded derivatives (a)	$(1,759)	$(589)	$—	$(300)	$106	$—	$—	$(2,542)
Total Level 3 liabilities (b)	$(1,759)	$(589)	$—	$(300)	$106	$—	$—	$(2,542)

(a)	Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives includes losses related to the unlocking of actuarial assumptions of $25 million in 2017.

(b)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2019
Financial assets:
Cash and cash equivalents	$2,314	$2,314	$2,314	$—	$—
Mortgage loans	1,329	1,346	—	—	1,346
Policy loans	164	164	—	—	164
Total financial assets not accounted for at fair value	$3,807	$3,824	$2,314	$—	$1,510
Financial liabilities:
Annuity benefits accumulated (*)	$40,159	$40,182	$—	$—	$40,182
Long-term debt	1,473	1,622	—	1,619	3
Total financial liabilities not accounted for at fair value	$41,632	$41,804	$—	$1,619	$40,185

2018
Financial assets:
Cash and cash equivalents	$1,515	$1,515	$1,515	$—	$—
Mortgage loans	1,068	1,056	—	—	1,056
Policy loans	174	174	—	—	174
Total financial assets not accounted for at fair value	$2,757	$2,745	$1,515	$—	$1,230
Financial liabilities:
Annuity benefits accumulated (*)	$36,384	$34,765	$—	$—	$34,765
Long-term debt	1,302	1,231	—	1,228	3
Total financial liabilities not accounted for at fair value	$37,686	$35,996	$—	$1,228	$34,768

(*)	Excludes $247 million and $232 million of life contingent annuities in the payout phase at December 31, 2019 and 2018, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities at December 31 consisted of the following (in millions):

	2019					2018
	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value	Amortized Cost	Gross Unrealized		Net Unrealized	Fair Value
		Gains	Losses				Gains	Losses
Fixed maturities:
U.S. Government and government agencies	$199	$10	$—	$10	$209	$235	$1	$(3)	$(2)	$233
States municipalities and political subdivisions	6,604	363	(4)	359	6,963	6,825	169	(55)	114	6,939
Foreign government	170	3	(1)	2	172	140	2	—	2	142
Residential MBS	2,900	265	(5)	260	3,160	2,476	277	(9)	268	2,744
Commercial MBS	896	31	—	31	927	905	17	(2)	15	920
Collateralized loan obligations	4,307	10	(37)	(27)	4,280	4,350	1	(73)	(72)	4,278
Other asset-backed securities	6,992	156	(20)	136	7,128	5,431	129	(27)	102	5,533
Corporate and other	22,456	1,231	(21)	1,210	23,666	21,475	167	(434)	(267)	21,208
Total fixed maturities	$44,524	$2,069	$(88)	$1,981	$46,505	$41,837	$763	$(603)	$160	$41,997

The non-credit related portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2019 and December 31, 2018 were $118 million and $140 million, respectively. Gross unrealized gains on such securities at December 31, 2019 and December 31, 2018 were $114 million and $119 million, respectively. Gross unrealized losses on such securities at December 31, 2019 and December 31, 2018 were $1 million and $4 million, respectively. These amounts represent the non-credit other-than-temporary impairment charges recorded in AOCI adjusted for subsequent changes in fair values and relate primarily to residential MBS.

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at December 31 (in millions):

	2019			2018
			Fair Value			Fair Value
	Actual		over (under)	Actual		over (under)
	Cost	Fair Value	Cost	Cost	Fair Value	Cost
Common stocks	$1,164	$1,283	$119	$1,241	$1,148	$(93)
Perpetual preferred stocks	640	654	14	705	666	(39)
Total equity securities carried at fair value	$1,804	$1,937	$133	$1,946	$1,814	$(132)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$16	100%	$—	$11	100%
States, municipalities and political subdivisions	(3)	254	99%	(1)	82	99%
Foreign government	(1)	70	99%	—	—	—%
Residential MBS	(4)	509	99%	(1)	69	99%
Commercial MBS	—	17	100%	—	—	—%
Collateralized loan obligations	(11)	1,284	99%	(26)	1,728	99%
Other asset-backed securities	(12)	1,211	99%	(8)	123	94%
Corporate and other	(13)	1,100	99%	(8)	211	96%
Total fixed maturities	$(44)	$4,461	99%	$(44)	$2,224	98%

December 31, 2018
Fixed maturities:
U.S. Government and government agencies	$—	$41	100%	$(3)	$120	98%
States, municipalities and political subdivisions	(23)	1,497	98%	(32)	902	97%
Foreign government	—	18	100%	—	4	100%
Residential MBS	(4)	279	99%	(5)	139	97%
Commercial MBS	(1)	147	99%	(1)	30	97%
Collateralized loan obligations	(61)	3,540	98%	(12)	197	94%
Other asset-backed securities	(16)	1,866	99%	(11)	432	98%
Corporate and other	(306)	10,378	97%	(128)	2,078	94%
Total fixed maturities	$(411)	$17,766	98%	$(192)	$3,902	95%

At December 31, 2019, the gross unrealized losses on fixed maturities of $88 million relate to 649 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 74% of the gross unrealized loss and 93% of the fair value.

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

f)	third-party research and communications with industry specialists,

g)	financial models and forecasts,

h)	the continuity of interest payments, maintenance of investment grade ratings and hybrid nature of certain investments,

i)	discussions with issuer management, and

j)	ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

AFG analyzes its MBS securities for other-than-temporary impairment each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. During 2019, 2018 and 2017, AFG recorded other-than-temporary impairment charges related to its residential MBS of $1 million, $6 million and $1 million, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In 2019, AFG recorded other-than-temporary impairment charges of $17 million on third-party collateralized loan obligations and $11 million on corporate bonds. Other-than-temporary impairment charges on fixed maturities other than residential MBS were $20 million in 2018 and $19 million in 2017. In addition, AFG recorded $4 million in other-than-temporary impairment charges in 2017 on investments that are included in other investments on the balance sheet.

Management believes AFG will recover its cost basis in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2019.

As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities previously classified as “available for sale” are required to be carried at fair value through net earnings instead of accumulated other comprehensive income and therefore are no longer evaluated for other-than-temporary impairment. In 2017, AFG recorded other-than-temporary impairment charges on equity securities classified as available for sale of $64 million.

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income is shown below (in millions):

	2019	2018	2017
Balance at January 1	$142	$145	$153
Additional credit impairments on:
Previously impaired securities	1	1	1
Securities without prior impairments	—	1	3
Reductions due to sales or redemptions	(9)	(5)	(12)
Balance at December 31	$134	$142	$145

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2019 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost	Amount	%
Maturity
One year or less	$1,764	$1,793	4%
After one year through five years	10,613	11,044	24%
After five years through ten years	13,513	14,419	31%
After ten years	3,539	3,754	8%
	29,429	31,010	67%
Collateralized loan obligations and other ABS (average life of approximately 4 years)	11,299	11,408	24%
MBS (average life of approximately 4-1/2 years)	3,796	4,087	9%
Total	$44,524	$46,505	100%

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2019 or 2018.

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

	Pretax	Deferred Tax	Net
December 31, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,611	$(338)	$1,273
Fixed maturities — all other	370	(78)	292
Total fixed maturities	1,981	(416)	1,565
Deferred policy acquisition costs — annuity segment	(681)	143	(538)
Annuity benefits accumulated	(219)	46	(173)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	11	(2)	9
Total net unrealized gain on marketable securities	$1,091	$(229)	$862

December 31, 2018
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$101	$(21)	$80
Fixed maturities — all other	59	(13)	46
Total fixed maturities	160	(34)	126
Deferred policy acquisition costs — annuity segment	(42)	9	(33)
Annuity benefits accumulated	(14)	3	(11)
Unearned revenue	1	—	1
Total net unrealized gain on marketable securities	$105	$(22)	$83

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2019	2018	2017
Investment income:
Fixed maturities	$1,915	$1,742	$1,607
Equity securities:
Dividends	85	79	73
Change in fair value (*)	39	22	6
Equity in earnings of partnerships and similar investments	154	161	64
Other	132	112	102
Gross investment income	2,325	2,116	1,852
Investment expenses	(22)	(22)	(21)
Net investment income	$2,303	$2,094	$1,831

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity and equity security investments are summarized as follows (in millions):

	2019				2018
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$26	$(29)	$(3)	$1,821	$6	$(26)	$(20)	$(1,181)
Equity securities	277	—	277	—	(265)	—	(265)	—
Mortgage loans and other investments	3	—	3	—	1	—	1	—
Other (*)	—	10	10	(835)	11	7	18	502
Total pretax	306	(19)	287	986	(247)	(19)	(266)	(679)
Tax effects	(64)	4	(60)	(207)	52	4	56	143
Net of tax	$242	$(15)	$227	$779	$(195)	$(15)	$(210)	$(536)

	2017
	Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$17	$(20)	$(3)	$532
Equity securities	70	(64)	6	128
Mortgage loans and other investments	(6)	(4)	(10)	—
Other (*)	(3)	15	12	(219)
Total pretax	78	(73)	5	441
Tax effects:
Reclassify impact of U.S. corporate tax rate change	—	—	—	149
Other	(27)	25	(2)	(154)
Total tax effects	(27)	25	(2)	(5)
Net of tax	$51	$(48)	$3	$436

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

As discussed in Note A — “Accounting Policies — Investments,” effective January 1, 2018, all equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during 2019 and 2018 on securities that were still owned at December 31 as follows (in millions):

	2019	2018
Included in realized gains (losses)	$169	$(279)
Included in net investment income	38	22
	$207	$(257)

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	2019	2018	2017
Gross gains	$35	$22	$43
Gross losses	(19)	(14)	(20)

During 2017, AFG recorded gross gains of $87 million and gross losses of $17 million on available for sale equity securities.

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2019		December 31, 2018
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$102	$—	$109	$—
Public company warrants	Equity securities	—	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,730	—	2,720
Equity index call options	Equity index call options	924	—	184	—
Equity index put options	Other liabilities	—	1	—	1
Reinsurance contract (embedded derivative)	Other liabilities	—	4	—	2
		$1,026	$3,735	$293	$2,723

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($577 million at December 31, 2019 and $103 million at December 31, 2018) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the net change in the fair value of the call and put options will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for 2019, 2018 and 2017 (in millions):

Derivative	Statement of Earnings Line	2019	2018	2017
MBS with embedded derivatives	Realized gains (losses) on securities	$10	$(7)	$(6)
Public company warrants	Realized gains (losses) on securities	(1)	(3)	—
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	(919)	204	(589)
Equity index call options	Annuity benefits	804	(298)	494
Equity index put options	Annuity benefits	2	(1)	—
Reinsurance contracts (embedded derivative)	Net investment income	(2)	2	(2)
		$(106)	$(103)	$(103)

(*)
The change in fair value of the embedded derivative includes a favorable adjustment related to unlocking of actuarial assumptions of $181 million in 2019 and losses of $44 million in 2018 and $25 million in 2017.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of December 31, 2019, AFG has thirteen active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between April 2020 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.98 billion at December 31, 2019 compared to $2.35 billion at December 31, 2018, reflecting the scheduled amortization discussed above, the termination of two swaps with notional amounts of $138 million and $100 million (on the settlement dates) in the second quarter and fourth quarter of 2019, respectively, and the expiration of a swap with a notional amount of $78 million (on the expiration date) in the third quarter of 2019. The fair value of the interest rate swaps in an asset position and included in other assets was $50 million at December 31, 2019 and $16 million at December 31, 2018. The fair value of the interest rate swaps in a liability position and included in other liabilities was $5 million at December 31, 2019 and $46 million at December 31, 2018. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were income of $3 million in 2019, losses of $3 million in 2018 and income of $6 million in 2017. A collateral receivable supporting these swaps of $20 million at December 31, 2019 and $135 million at December 31, 2018 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at December 31, 2016	$238	$1,110	$110	$46	$1,266	$(265)	$1,001	$1,239
Additions	588	225	4	—	229	—	229	817
Amortization:
Periodic amortization	(556)	(161)	(19)	(8)	(188)	—	(188)	(744)
Annuity unlocking	—	34	6	1	41	—	41	41
Included in realized gains	—	9	1	—	10	—	10	10
Foreign currency translation	—	—	—	—	—	—	—	—
Other	—	—	—	10	10	—	10	10
Change in unrealized	—	—	—	—	—	(157)	(157)	(157)
Balance at December 31, 2017	270	1,217	102	49	1,368	(422)	946	1,216

Additions	675	263	2	—	265	—	265	940
Amortization:
Periodic amortization	(644)	(238)	(19)	(7)	(264)	—	(264)	(908)
Annuity unlocking	—	29	—	—	29	—	29	29
Included in realized gains	—	14	1	—	15	—	15	15
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	392	392	392
Balance at December 31, 2018	299	1,285	86	42	1,413	(30)	1,383	1,682

Additions	744	206	2	—	208	—	208	952
Amortization:
Periodic amortization	(721)	(120)	(13)	(6)	(139)	—	(139)	(860)
Annuity unlocking	—	(76)	(1)	—	(77)	—	(77)	(77)
Included in realized gains	—	8	1	—	9	—	9	9
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	(669)	(669)	(669)
Balance at December 31, 2019	$322	$1,303	$75	$36	$1,414	$(699)	$715	$1,037

(*)	Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $154 million and $148 million of accumulated amortization at December 31, 2019 and 2018, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-eighth of the balance at the beginning of each respective year.
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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $165 million (including $102 million invested in the most subordinate tranches) at December 31, 2019, and $188 million at December 31, 2018.

During 2019, AFG subsidiaries received less than $1 million in redemption proceeds from their CLO investments. In 2018, AFG formed a new CLO, which issued $463 million face amount of liabilities (including $31 million face amount purchased by subsidiaries of AFG). During 2018, AFG subsidiaries also purchased $7 million face amount of a senior debt tranche of an existing CLO for $7 million and received $45 million in sale and redemption proceeds from its CLO investments. In 2017, AFG formed two new CLOs, which issued an aggregate of $865 million face amount of liabilities (including $48 million face amount purchased by subsidiaries of AFG). During 2017, AFG subsidiaries also purchased $71 million face amount of senior debt and subordinate tranches of existing CLOs for $71 million and received $103 million in sale and redemption proceeds from its CLO investments. In 2018 and 2017, one and two AFG CLOs, respectively, were substantially liquidated, as permitted by the CLO indentures.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2019	2018	2017
Investment in CLO tranches	$165	$188	$215
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	80	(189)	(8)
Liabilities	(110)	168	20
Management fees paid to AFG	15	16	18
CLO earnings attributable to AFG Shareholders (b)	4	7	23

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $146 million and $232 million at December 31, 2019 and 2018, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $129 million and $241 million at those dates. The CLO assets include loans with an aggregate fair value of $10 million at December 31, 2019, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $25 million; none at December 31, 2018).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a carrying value of $4.28 billion at both December 31, 2019 and December 31, 2018.

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2017, 2018 and 2019, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2017 and December 31, 2017	$168	$31	$199
Acquisition of subsidiary in 2018	8	—	8
Balance at December 31, 2018 and December 31, 2019	$176	$31	$207

Goodwill increased by $8 million in the fourth quarter of 2018 due to the purchase of ABAIS as discussed in Note B — “Acquisitions and Sale of Businesses.”

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Included in other assets in AFG’s Balance Sheet is $43 million at December 31, 2019 and $54 million at December 31, 2018 of amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $50 million and $39 million, respectively. The increase in amortizable intangible assets in 2018 relates to the November 2018 acquisition of ABAIS (discussed in Note B — “Acquisitions and Sale of Businesses”) and a renewal rights intangible asset established in connection with the acquisition of a small property and casualty book of business in January 2018. Amortization of intangibles was $11 million in 2019, $9 million in 2018 and $8 million in 2017. Future amortization of intangibles (weighted average amortization period of 4 years) is estimated to be $12 million in 2020, $6 million in 2021, $4 million per year in 2022, 2023 and 2024 and $13 million thereafter.

J.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2019			2018
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(4)	421
Other	3	—	3	3	—	3
	1,018	(5)	1,013	1,018	(6)	1,012

Direct Subordinated Obligations of AFG:
5.125% Subordinated Debentures due December 2059	200	(6)	194	—	—	—
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
5.875% Subordinated Debentures due March 2059	125	(4)	121	—	—	—
6-1/4% Subordinated Debentures due September 2054	—	—	—	150	(5)	145
	475	(15)	460	300	(10)	290
	$1,493	$(20)	$1,473	$1,318	$(16)	$1,302

AFG has no scheduled principal payments on its long-term debt in the next five years.

In December 2019, AFG issued $200 million in 5.125% Subordinated Debentures due in 2059. The net proceeds of the offering were used, in part, to redeem AFG’s $150 million outstanding principal amount of 6-1/4% Subordinated Debentures due September 2054 at par value in December 2019.

In March 2019, AFG issued $125 million in 5.875% Subordinated Debentures due in 2059.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2019 or December 31, 2018.

Cash interest payments on long-term debt were $65 million in 2019, $59 million in 2018 and $85 million in 2017.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

K.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance leases at December 31, 2019 or January 1, 2019.

At December 31, 2019, AFG’s $158 million operating lease right-of-use asset (presented net of $22 million in deferred rent and lease incentives) and $180 million operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet.

The following table details AFG’s lease activity for the year ended December 31, 2019 (in millions):

2019
Lease expense:
Operating leases	$46
Short-term leases	1
Total lease expense	$47

Other operating lease information for the year ended December 31, 2019 (in millions):

Cash paid for lease liabilities reported in operating cash flows	$49
Right-of-use assets obtained under new leases	19

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at December 31, 2019 (in millions):

Operating lease payments:
2020	$46
2021	41
2022	32
2023	27
2024	20
Thereafter	35
Total lease payments	201
Impact of discounting	(21)
Operating lease liability	$180

Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	4.1%

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

L.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2019, there were 4.5 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a four-year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2019	865,930	$84.06
Granted	232,635	$99.28
Vested	(167,326)	$66.10
Forfeited	(11,304)	$90.26
Outstanding at December 31, 2019	919,935	$91.10

The total fair value of restricted stock that vested during 2019, 2018 and 2017 was $11 million, $10 million and $14 million, respectively.

AFG issued 45,804 shares (fair value of $115.49 per share) in the first quarter of 2018 under its Equity Bonus Plan.

AFG has not granted any stock options since 2015. Options granted in prior years have an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally become exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	2,667,442	$48.20
Exercised	(747,167)	$41.13
Forfeited/Cancelled	(2,485)	$61.88
Outstanding at December 31, 2019	1,917,790	$50.93	3.7 years	$113

Options exercisable at December 31, 2019	1,779,941	$50.13	3.6 years	$107

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $46 million, $57 million and $65 million, respectively. During 2019, 2018 and 2017, AFG received $31 million, $29 million and $34 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $8 million, $9 million and $18 million during those years, respectively.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $23 million for 2019 and 2018 and $30 million for 2017. AFG’s provision for income tax includes tax benefits of $13 million in 2019 and 2018 and $27 million in 2017 related to AFG’s stock incentive plans. At December 31, 2019, there was $36 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average of 2.4 years. At December 31, 2019, there was less than $1 million of unrecognized compensation expense related to unvested stock options, which will be recognized in the first quarter of 2020.

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

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (c)	AOCI Ending Balance
Year ended December 31, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$997	$(209)	$788	$—	$788
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(11)	2	(9)	—	(9)
Total net unrealized gains on securities (b)	$83	986	(207)	779	—	779	$—	$862
Net unrealized gains (losses) on cash flow hedges	(11)	36	(8)	28	—	28	—	17
Foreign currency translation adjustments	(16)	7	—	7	—	7	—	(9)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$48	$1,030	$(215)	$815	$—	$815	$—	$863

Year ended December 31, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(689)	$145	$(544)	$—	$(544)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		10	(2)	8	—	8
Total net unrealized gains (losses) on securities (b)	$840	(679)	143	(536)	—	(536)	$(221)	$83
Net unrealized gains (losses) on cash flow hedges	(13)	2	—	2	—	2	—	(11)
Foreign currency translation adjustments	(6)	(9)	(1)	(10)	—	(10)	—	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(686)	$142	$(544)	$—	$(544)	$(221)	$48

Year ended December 31, 2017
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$456	$(159)	$297	$—	$297
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(15)	5	(10)	—	(10)
Total net unrealized gains on securities (b)	$404	441	(154)	287	—	287	$149	$840
Net unrealized losses on cash flow hedges	(7)	(6)	2	(4)	—	(4)	(2)	(13)
Foreign currency translation adjustments	(15)	9	3	12	—	12	(3)	(6)
Pension and other postretirement plans adjustments	(7)	1	—	1	—	1	(2)	(8)
Total	$375	$445	$(149)	$296	$—	$296	$142	$813

(a)    The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

(b)
Includes net unrealized gains of $55 million at December 31, 2019 compared to $58 million and $68 million at December 31, 2018 and 2017, related to securities for which only the credit portion of an other-than-temporary impairment has been recorded in earnings.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(c)
On January 1, 2018, AFG adopted new guidance that requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. At the date of adoption, the $221 million net unrealized gain on equity securities classified as available for sale (with unrealized holding gains and losses reported in AOCI) under the prior guidance was reclassified from AOCI to retained earnings as the cumulative effect of an accounting change. Other also includes the December 2017 reclassification of $145 million stranded in AOCI from accounting for the Tax Cuts and Jobs Act of 2017 to retained earnings (see Note A — “Accounting Policies — Income Taxes”) and the impact on AOCI of the December 2017 sale of redeemable noncontrolling interests in Neon.

M.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate (21% in 2019 and 2018 and 35% in 2017) to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2019		2018		2017
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$1,108		$639		$724

Income taxes at statutory rate	$233	21%	$134	21%	$253	35%
Effect of:
Tax exempt interest	(14)	(1%)	(13)	(2%)	(23)	(3%)
Stock-based compensation	(8)	(1%)	(8)	(1%)	(16)	(2%)
Dividend received deduction	(4)	—%	(4)	(1%)	(8)	(1%)
Adjustment to prior year taxes	(3)	—%	(8)	(1%)	(4)	(1%)
Employee stock ownership plan dividend paid deduction	(2)	—%	(3)	(1%)	(5)	(1%)
Change in valuation allowance (excluding change in tax rate)	17	2%	11	2%	(7)	(1%)
Nondeductible expenses	8	1%	7	1%	6	1%
Foreign operations	4	—%	(2)	—%	21	3%
Neon restructuring	—	—%	—	—%	(56)	(8%)
Change in U.S corporate tax rate	—	—%	—	—%	83	11%
Other	8	—%	8	1%	3	1%
Provision for income taxes as shown in the statement of earnings	$239	22%	$122	19%	$247	34%

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

The sale of the noncontrolling interest in Neon in the fourth quarter of 2017 resulted in the recognition of a tax benefit of $56 million, including the recognition of a deferred loss from the 2016 restructuring of Neon. Approximately $20 million of the $56 million tax benefit recorded in 2017 reduced current taxes payable for 2017. The majority of the remaining 2017

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

tax benefit is expected to be received in 2020 as a result of the filing of a refund claim in 2018 to carry back tax basis capital losses to offset prior year tax basis capital gains.

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

At the time it was enacted, the TCJA was subject to further clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service. AFG’s deferred tax assets and liabilities were recorded at December 31, 2017 using reasonable estimates based on available information and were considered provisional in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”). In accordance with SAB 118, changes in deferred taxes resulting from clarification and interpretation of the TCJA were recorded in 2018 in the period in which the guidance was published and did not have a material impact on AFG’s effective tax rate. As a result, AFG’s implementation of the TCJA was complete as of December 31, 2018.

Excluding the tax benefit related to the Neon restructuring and the impact of the change in the U.S. corporate tax rate, AFG’s effective tax rate for the year ended December 31, 2017 was 31%.

AFG’s 2013 — 2019 tax years remain subject to examination by the IRS.

Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $109 million in 2019, $69 million in 2018 and $58 million in 2017, primarily related to the Neon Lloyd’s operations.

The total income tax provision (credit) consists of (in millions):

	2019	2018	2017
Current taxes:
Federal	$250	$196	$153
State	10	8	6
Foreign	2	—	—
Deferred taxes:
Federal	(23)	(82)	5
Impact of change in U.S. corporate tax rate	—	—	83
Total Federal deferred taxes	(23)	(82)	88
Provision for income taxes	$239	$122	$247

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2019 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2020 - 2022	$93
Operating Loss – United Kingdom	indefinite	305	(*)

(*)	£231 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2019			2018
	Excluding Unrealized Gains	Impact of Unrealized Gains	Total	Excluding Unrealized Gains	Impact of Unrealized Gains	Total
Deferred tax assets:
Federal net operating loss carryforwards	$19	$—	$19	$23	$—	$23
Foreign underwriting losses	118	—	118	93	—	93
Insurance claims and reserves	829	46	875	740	3	743
Employee benefits	93	—	93	88	—	88
Other, net	45	(2)	43	44	—	44
Total deferred tax assets before valuation allowance	1,104	44	1,148	988	3	991
Valuation allowance against deferred tax assets	(140)	—	(140)	(119)	—	(119)
Total deferred tax assets	964	44	1,008	869	3	872
Deferred tax liabilities:
Investment securities	(140)	(416)	(556)	(36)	(34)	(70)
Deferred policy acquisition costs	(293)	143	(150)	(300)	9	(291)
Insurance claims and reserves transition liability	(93)	—	(93)	(110)	—	(110)
Real estate, property and equipment	(35)	—	(35)	(36)	—	(36)
Total deferred tax liabilities	(561)	(273)	(834)	(482)	(25)	(507)
Net deferred tax asset (liability)	$403	$(229)	$174	$387	$(22)	$365

AFG’s net deferred tax asset at December 31, 2019 and 2018 is included in other assets in AFG’s Balance Sheet. The decrease in AFG’s net deferred tax asset at December 31, 2019 compared to December 31, 2018 reflects significantly higher pretax unrealized gains on securities.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

“Foreign underwriting losses” in the table above is primarily the net operating loss carryforward and other deferred tax assets related to the Neon Lloyd’s insurance business. Due to uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintains a full valuation allowance of $118 million against these deferred tax assets at December 31, 2019. In addition to the valuation allowance related to the Neon Lloyd’s insurance business, the gross deferred tax asset has also been reduced by a $19 million valuation allowance related to AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income. Approximately $19 million of AFG’s SRLY NOLs expired unutilized at December 31, 2019. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards was offset by corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations.

AFG increased its liability for uncertain tax positions by $1 million in 2015 due to uncertainty in state taxation of its surplus lines insurance subsidiaries. In 2017, this uncertainty was resolved, resulting in total tax payments of less than $1 million.

A progression of the liability for uncertain tax positions, excluding interest and penalties, follows (in millions):

	2019	2018	2017
Balance at January 1	$—	$—	$1
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Settlements	—	—	(1)
Balance at December 31	$—	$—	$—

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At December 31, 2019, there are no unrecognized tax benefits and related interest and penalties that, if recognized, would impact the effective tax rate. The total unrecognized tax benefits and related interest and penalties that, if recognized, would impact the effective tax rate was less than $1 million at December 31, 2018. There is no interest expense related to unrecognized tax benefits included in AFG’s provision for income taxes in 2019; AFG’s provision for income taxes in 2018 and 2017 included interest expense related to unrecognized tax benefits of less than $1 million in each year (net of federal benefit or expense). There is no liability for interest related to unrecognized tax benefits at December 31, 2019 or December 31, 2018. AFG’s provision for income taxes in 2019, 2018 and 2017 included penalties of less than $1 million in each year. There is no liability for penalties related to unrecognized tax benefits at December 31, 2019; AFG’s liability for penalties related to unrecognized tax benefits was less than $1 million at December 31, 2018.

Cash payments for income taxes, net of refunds, were $278 million, $156 million and $194 million for 2019, 2018 and 2017, respectively.

N.     Contingencies

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

AFG completed an in-depth internal review of its asbestos and environmental (“A&E”) exposures in the third quarter of 2019. The review resulted in special A&E charges of $18 million for the property and casualty group and $11 million for the former railroad and manufacturing operations. AFG also completed an in-depth internal review of its A&E exposures in the third quarter of 2018, which resulted in special A&E charges of $18 million for the property and casualty group and $9 million for the former railroad and manufacturing operations. AFG completed a comprehensive external study of its A&E exposures in the third quarter of 2017 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $89 million for the property and casualty group and $24 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for A&E reserves was $529 million at December 31, 2019; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $146 million.

At December 31, 2019, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $84 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2019, GAFRI had a liability of $8 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

O.     Quarterly Operating Results (Unaudited)

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

The following are quarterly results of consolidated operations for the two years ended December 31, 2019 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2019
Revenues	$2,024	$1,960	$2,123	$2,130	$8,237
Net earnings, including noncontrolling interests	326	209	143	191	869
Net earnings attributable to shareholders	329	210	147	211	897
Earnings attributable to shareholders per Common Share:
Basic	$3.68	$2.34	$1.64	$2.33	$9.98
Diluted	3.63	2.31	1.62	2.30	9.85
Average number of Common Shares:
Basic	89.4	89.7	90.0	90.2	89.9
Diluted	90.7	91.0	91.1	91.3	91.0
2018
Revenues	$1,619	$1,833	$2,008	$1,690	$7,150
Net earnings (losses), including noncontrolling interests	141	208	203	(35)	517
Net earnings (losses) attributable to shareholders	145	210	204	(29)	530
Earnings (losses) attributable to shareholders per Common Share:
Basic	$1.64	$2.36	$2.30	$(0.33)	$5.95
Diluted	1.60	2.31	2.26	(0.33)	5.85
Average number of Common Shares:
Basic	88.6	89.0	89.1	89.3	89.0
Diluted	90.4	90.7	90.7	89.3	90.6

Pretax realized gains (losses) on securities, which resulted primarily from changes in the fair value of equity securities, were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2019 — change in fair value of equity securities	$182	$44	$(15)	$67	$278
2019 — other realized gains (losses)	2	12	(3)	(2)	9
2018 — change in fair value of equity securities	(95)	23	33	(223)	(262)
2018 — other realized gains (losses)	2	8	1	(15)	(4)

FIAs provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the change in the fair value of the call and put options will generally offset the economic change in the liabilities from the index participation. Both the index-based component of the annuities and the related call and put options are considered derivatives that must be

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

marked-to-market through earnings each period. Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of these derivatives and other FIA liabilities over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs.

The impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs were as follows, net of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2019	$(11)	$(33)	$(27)	$24	$(47)
2018	15	(14)	17	(66)	(48)

Favorable prior year development of AFG’s liability for property and casualty losses and loss adjustment expenses (”LAE”) was as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2019	$45	$41	$12	$45	$143
2018	56	44	31	61	192

Prior year development in both the third quarters of 2019 and 2018 includes pretax special charges of $18 million to strengthen property and casualty insurance A&E reserves.

In the fourth quarter of 2019, AFG recorded a pretax charge of $76 million for reserve strengthening and expenses related to exit costs incurred with AFG’s plans to exit the Lloyd’s of London insurance market in 2020.

AFG’s property and casualty operations recorded catastrophe losses, including reinstatement premiums, as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2019	$(12)	$(12)	$(22)	$(15)	$(61)
2018	(13)	(16)	(38)	(38)	(105)

Results for the third quarter of 2019 and 2018 include pretax special charges of $11 million and $9 million, respectively, to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

AFG recorded a pretax loss on the retirement of debt of $5 million in the fourth quarter of 2019.

Holding company expenses were $20 million higher in the fourth quarter of 2019 compared to the fourth quarter of 2018 due primarily to higher expenses related to employee benefit plans that are tied to stock market performance.

P.     Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.04 billion at December 31, 2019, were on deposit as required by regulatory authorities. In addition, $217 million was on deposit in support of AFG’s underwriting activities at Lloyd’s. At December 31, 2019, AFG and its subsidiaries had $414 million in undrawn letters of credit (none of which was collateralized) and similar agreements supporting the underwriting capacity of its U.K.-based Lloyd’s insurer, Neon.

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

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 4.5% at both December 31, 2019 and 2018, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $12 million and $13 million at December 31, 2019 and 2018, respectively).

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2019	2018	2017
Balance at beginning of period	$9,741	$9,678	$8,563
Less reinsurance recoverables, net of allowance	2,942	2,957	2,302
Net liability at beginning of period	6,799	6,721	6,261
Provision for losses and LAE occurring in the current year	3,414	3,195	3,019
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	18	18	89
Neon exited lines charge	7	—	(18)
Other	(168)	(210)	(135)
Total losses and LAE incurred	3,271	3,003	2,955
Payments for losses and LAE of:
Current year	(1,076)	(963)	(942)
Prior years	(1,790)	(1,639)	(1,586)
Total payments	(2,866)	(2,602)	(2,528)
Reserves of businesses disposed (*)	—	(319)	—
Foreign currency translation and other	4	(4)	33
Net liability at end of period	7,208	6,799	6,721
Add back reinsurance recoverables, net of allowance	3,024	2,942	2,957
Gross unpaid losses and LAE included in the balance sheet	$10,232	$9,741	$9,678

(*)	Reflects the reinsurance to close transactions at Neon (discussed below).

The net decrease in the provision for claims of prior years in 2019 reflects (i) lower than expected claim frequency and severity at National Interstate and lower than expected losses in the crop business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in the workers’ compensation businesses (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the foreign credit business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $18 million special charge to increase asbestos and environmental reserves and adverse reserve development of $7 million on Neon’s exited lines of business, (ii) higher than expected claim severity in the excess and surplus lines businesses and higher than expected claim frequency in product liability contractor claims (all within the Specialty casualty sub-segment), and (iii) net adverse reserve development related to business outside the Specialty group that AFG no longer writes.

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

In December 2017, the Neon Lloyd’s syndicate entered into a reinsurance to close transaction for the 2015 and prior years of account with StarStone Underwriting Limited, a subsidiary of Enstar Group Limited, which was effective as of December 31, 2017 and settled in early 2018. In the Lloyd’s market, a reinsurance to close transaction transfers the responsibility for discharging all of the liabilities that attach to the transferred year of account plus the right to any income due to the closing year of account in return for a premium. This transaction provided Neon with finality on its legacy business. As a result of the reinsurance to close agreement, Neon was able to better estimate its ultimate liability for the 2015 and prior years of account as of December 31, 2017, resulting in favorable development of $42 million, of which $24 million related to its ongoing lines of business (included in Specialty casualty) and $18 million related to its exited lines of business.

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2019
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,171
Specialty casualty	4,056
Specialty financial	221
Other specialty	313
Total Specialty (excluding foreign reserves)	5,761

Other reserves
Reserves for foreign operations:
Neon Lloyd’s business	357
Other subsidiaries	289
A&E reserves	383
Unallocated LAE	361
Other	57
Total other reserves	1,447
Total reserves, net of reinsurance	7,208

Add back reinsurance recoverables, net of allowance	3,024
Gross unpaid losses and LAE included in the balance sheet	$10,232

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2019
	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$679	$639	$645	$652	$655	$655	$660	$657	$655	$655	$3	138,105
2011		811	799	813	827	837	850	846	844	843	5	138,309
2012			864	857	871	883	894	890	886	881	8	143,122
2013				882	870	872	878	878	877	873	10	138,864
2014					844	828	817	820	815	808	15	132,971
2015						818	784	779	777	777	23	134,618
2016							746	716	714	706	46	120,884
2017								889	847	843	80	140,067
2018									932	902	119	128,428
2019										1,111	288	138,508
									Total	$8,399

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	% (a)
2010	$316	$486	$535	$596	$626	$637	$642	$647	$649	$650	99.2%
2011		365	667	727	771	803	821	829	833	834	98.9%
2012			572	708	772	816	842	856	882	869	98.6%
2013				438	702	760	804	831	847	858	98.3%
2014					329	632	693	744	770	783	96.9%
2015						359	582	667	707	736	94.7%
2016							294	521	577	618	87.5%
2017								379	640	696	82.6%
2018									396	676	74.9%
2019										527	47.4%
									Total	$7,247
				Unpaid losses and LAE — years 2010 through 2019						1,152
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								19
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,171

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	47.1%	29.8%	7.7%	6.0%	3.6%	1.8%	1.5%	(0.1%)	0.2%	0.2%
Cumulative	47.1%	76.9%	84.6%	90.6%	94.2%	96.0%	97.5%	97.4%	97.6%	97.8%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2019).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2019
	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$871	$887	$888	$867	$880	$870	$868	$866	$855	$846	$28	56,716
2011		852	849	839	848	834	828	826	817	810	37	54,755
2012			901	892	885	885	883	877	849	842	53	54,682
2013				968	949	945	940	945	926	916	77	54,929
2014					1,035	1,008	1,008	1,006	982	967	98	56,445
2015						1,081	1,043	1,041	1,042	1,024	126	57,427
2016							1,131	1,122	1,116	1,101	236	56,000
2017								1,211	1,221	1,204	372	56,073
2018									1,277	1,307	548	57,081
2019										1,308	773	51,198
									Total	$10,325

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	% (a)
2010	$191	$412	$560	$645	$700	$736	$757	$771	$783	$798	94.3%
2011		174	383	522	612	662	694	714	731	745	92.0%
2012			173	385	516	621	684	723	745	761	90.4%
2013				182	396	554	666	729	766	797	87.0%
2014					190	412	574	680	755	801	82.8%
2015						178	411	577	702	792	77.3%
2016							186	418	584	713	64.8%
2017								200	422	612	50.8%
2018									210	475	36.3%
2019										212	16.2%
									Total	$6,706
				Unpaid losses and LAE — years 2010 through 2019						3,619
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								437
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$4,056

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	18.7%	22.9%	16.4%	11.5%	7.3%	4.3%	2.7%	1.9%	1.6%	1.8%
Cumulative	18.7%	41.6%	58.0%	69.5%	76.8%	81.1%	83.8%	85.7%	87.3%	89.1%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2019).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2019
	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$138	$145	$132	$132	$135	$133	$130	$127	$126	$126	$1	21,925
2011		138	157	155	153	147	144	143	139	137	—	16,369
2012			163	163	151	139	137	135	132	127	1	21,076
2013				140	145	137	131	127	126	122	4	28,460
2014					146	157	156	153	147	142	5	29,436
2015						156	160	158	153	145	10	37,562
2016							179	184	187	182	18	45,054
2017								212	215	212	27	48,421
2018									212	217	30	46,198
2019										194	77	35,369
									Total	$1,604

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	% (a)
2010	$61	$93	$104	$122	$132	$130	$128	$126	$126	$126	100.0%
2011		58	111	115	123	130	131	131	132	132	96.4%
2012			71	104	109	117	121	126	128	126	99.2%
2013				70	100	107	113	117	117	118	96.7%
2014					62	109	125	128	137	139	97.9%
2015						72	110	129	133	132	91.0%
2016							88	141	158	161	88.5%
2017								120	169	186	87.7%
2018									112	163	75.1%
2019										99	51.0%
									Total	$1,382
				Unpaid losses and LAE — years 2010 through 2019						222
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								(1)
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$221

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	50.5%	27.7%	7.9%	5.4%	4.2%	0.9%	0.2%	(0.8%)	—%	—%
Cumulative	50.5%	78.2%	86.1%	91.5%	95.7%	96.6%	96.8%	96.0%	96.0%	96.0%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2019).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2019
	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$36	$39	$40	$39	$40	$40	$40	$40	$40	$39	$1	—
2011		39	43	42	43	43	44	44	43	42	1	—
2012			42	40	39	40	41	39	39	36	2	—
2013				46	47	46	47	50	53	58	3	—
2014					58	57	59	59	60	61	6	—
2015						59	60	63	66	76	3	—
2016							61	61	65	71	15	—
2017								63	65	70	23	—
2018									86	90	53	—
2019										108	87	—
									Total	$651

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	% (b)
2010	$8	$14	$21	$24	$27	$33	$35	$36	$37	$37	94.9%
2011		12	20	25	28	34	36	37	38	39	92.9%
2012			8	17	21	25	28	30	30	32	88.9%
2013				7	16	22	34	37	44	51	87.9%
2014					13	21	30	36	43	50	82.0%
2015						10	26	31	50	62	81.6%
2016							9	19	31	47	66.2%
2017								10	19	30	42.9%
2018									12	23	25.6%
2019										9	8.3%
									Total	$380
				Unpaid losses and LAE — years 2010 through 2019						271
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								42
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$313

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	16.6%	16.5%	13.2%	14.9%	10.5%	9.8%	4.9%	3.5%	2.5%	—%
Cumulative	16.6%	33.1%	46.3%	61.2%	71.7%	81.5%	86.4%	89.9%	92.4%	92.4%

(a)
The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).

(b)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2019).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2019
	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$1,724	$1,710	$1,705	$1,690	$1,710	$1,698	$1,698	$1,690	$1,676	$1,666	$33	216,746
2011		1,840	1,848	1,849	1,871	1,861	1,866	1,859	1,843	1,832	43	209,433
2012			1,970	1,952	1,946	1,947	1,955	1,941	1,906	1,886	64	218,880
2013				2,036	2,011	2,000	1,996	2,000	1,982	1,969	94	222,253
2014					2,083	2,050	2,040	2,038	2,004	1,978	124	218,852
2015						2,114	2,047	2,041	2,038	2,022	162	229,607
2016							2,117	2,083	2,082	2,060	315	221,938
2017								2,375	2,348	2,329	502	244,561
2018									2,507	2,516	750	231,707
2019										2,721	1,225	225,075
									Total	$20,979

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2010–2018 is Supplementary Information and Unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	% (a)
2010	$576	$1,005	$1,220	$1,387	$1,485	$1,536	$1,562	$1,580	$1,595	$1,611	96.7%
2011		609	1,181	1,389	1,534	1,629	1,682	1,711	1,734	1,750	95.5%
2012			824	1,214	1,418	1,579	1,675	1,735	1,785	1,788	94.8%
2013				697	1,214	1,443	1,617	1,714	1,774	1,824	92.6%
2014					594	1,174	1,422	1,588	1,705	1,773	89.6%
2015						619	1,129	1,404	1,592	1,722	85.2%
2016							577	1,099	1,350	1,539	74.7%
2017								709	1,250	1,524	65.4%
2018									730	1,337	53.1%
2019										847	31.1%
									Total	$15,715
				Unpaid losses and LAE — years 2010 through 2019						5,264
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								497
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$5,761

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	32.6%	25.7%	12.1%	8.9%	5.6%	3.1%	2.1%	0.8%	0.9%	1.0%
Cumulative	32.6%	58.3%	70.4%	79.3%	84.9%	88.0%	90.1%	90.9%	91.8%	92.8%

(a)	Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2019).

Closed Block of Long-Term Care Insurance Reserves for AFG’s closed block of long-term care insurance were $46 million at December 31, 2019 and $45 million at December 31, 2018, net of reinsurance recoverables and excluding the impact of unrealized gains on securities. AFG’s remaining outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

FHLB Funding Agreements   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $52 million investment in FHLB capital stock at December 31, 2019 is included in other investments at cost. Membership in the FHLB provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market.

In 2019, GALIC refinanced the terms on advances totaling $610 million. In the fourth quarter of 2018, GALIC refinanced the terms on a $40 million advance and the FHLB advanced GALIC $225 million. At both December 31, 2019 and December 31, 2018, GALIC had $1.10 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.13% to 0.21% over LIBOR (average rate of 1.95% at December 31, 2019). While these advances must be repaid between 2020 and 2021 ($310 million in 2020 and $786 million in 2021), GALIC has the option to prepay all or a portion of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. The advances on these agreements are collateralized by fixed maturity investments, which have a total fair value of $1.27 billion (included in available for sale fixed maturity securities) at December 31, 2019. Interest credited on the funding agreements, which is included in annuity benefits, was $27 million in 2019, $20 million in 2018 and $14 million in 2017.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2019	2018	2017	2019	2018
Property and casualty companies	$584	$546	$484	$3,342	$2,867
Life (annuity) insurance companies	34	802	286	2,868	2,701

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

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2019 and 2018, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2019 or 2018.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2020 from its insurance subsidiaries without seeking regulatory approval is $852 million. Additional amounts of dividends require regulatory approval.

Holding Company Dividends   AFG declared and paid common stock dividends to shareholders totaling $446 million, $397 million and $421 million in 2019, 2018 and 2017, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2019, AFG could pay dividends in excess of $2.5 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2019	2018	2017
Direct premiums written	$7,044	$6,626	$6,310
Reinsurance assumed	255	214	192
Reinsurance ceded	(1,957)	(1,817)	(1,751)
Net written premiums	$5,342	$5,023	$4,751

Direct premiums earned	$6,848	$6,472	$6,112
Reinsurance assumed	226	204	157
Reinsurance ceded	(1,889)	(1,811)	(1,690)
Net earned premiums	$5,185	$4,865	$4,579

Reinsurance recoveries	$1,404	$1,249	$1,379

In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain supplemental catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provides supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $134 million of traditional catastrophe reinsurance (per occurrence and annual aggregate) occurring until December 31, 2020. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Through December 31, 2019, AFG’s incurred catastrophe losses have not reached the level of attachment for the catastrophe bond structure. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year.

AFG has reinsured approximately $6.23 billion of its $9.53 billion in face amount of life insurance at December 31, 2019 compared to $7.69 billion of its $10.82 billion in face amount of life insurance at December 31, 2018. Life written premiums ceded were $20 million, $22 million and $28 million for 2019, 2018 and 2017, respectively. Reinsurance recoveries on ceded life policies were $32 million, $38 million and $35 million for 2019, 2018 and 2017, respectively.

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

	2019	2018
Expected death and annuitization	$232	$229
Guaranteed withdrawal benefits	625	472
Accrued persistency and premium bonuses	1	1

Variable Annuities   At December 31, 2019, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $13 million, compared to $35 million at December 31, 2018. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years ended December 31, 2019, 2018 and 2017.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Q.     Additional Information

Allowance for Uncollectible Reinsurance   AFG’s aggregate allowance for uncollectible reinsurance recoverables was $18 million at both December 31, 2019 and December 31, 2018. AFG reviews the allowance quarterly and adjusts it as necessary to reflect changes in estimates of uncollectible balances. AFG recorded net expense reductions against the allowance of less than $1 million in 2019, $2 million in 2018 and less than $1 million in 2017. In 2017, the allowance was reduced by reinsurance recoverable write-offs of $2 million.

See Note A — “Accounting Policies — Credit Impairment Guidance Effective in 2020” for a discussion of accounting guidance adopted on January 1, 2020, which provides a new credit loss model for determining credit-related impairments for reinsurance recoverables and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The new guidance is not expected to have a material impact on AFG’s results of operations or financial position.

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2019, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $897 million.

Benefit Plans   AFG expensed approximately $39 million in 2019, $37 million in 2018 and $45 million in 2017 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note O to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2019, 2018, and 2017:
Page
			II — Condensed Financial Information of Registrant	S-3
			III — Supplementary Insurance Information	S-5

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on the next page.

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
3(a)	Amended and Restated Articles of Incorporation.
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3 to AFG’s Form 8-K filed on August 16, 2012.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184913) filed by AFG on November 13, 2012.	(*)
10(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)
10(c)	Annual Senior Executive Bonus Plan, filed as Exhibit 10(d) to AFG’s 10-K for 2017.	(*)
10(d)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(e)	2005 Stock Incentive Plan Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184914) filed by AFG on November 13, 2012.	(*)
10(f)	2015 Stock Incentive Plan filed as Exhibit 10(g) to AFG’s Form 10-K for 2015.	(*)
10(g)	Senior Executive Long Term Incentive Compensation Plan, filed as Appendix A to AFG’s Proxy Statement filed on April 1, 2016.	(*)
10(h)
Credit Agreement dated June 2, 2016, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on June 2, 2016.
(*)
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Incorporated herein by reference.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$166	$158
Investment in securities	77	65
Investment in subsidiaries (a)	7,623	6,155
Other investments	2	2
Other assets	143	68
Total assets	$8,011	$6,448

Liabilities and Equity:
Long-term debt	$1,473	$1,302
Other liabilities	269	176
Shareholders’ equity	6,269	4,970
Total liabilities and equity	$8,011	$6,448

Condensed Statement of Earnings

	Year ended December 31,
	2019	2018	2017
Revenues:
Dividends from subsidiaries	$417	$261	$681
Equity in undistributed earnings of subsidiaries	888	529	264
Investment and other income	20	2	13
Total revenues	1,325	792	958

Costs and Expenses:
Interest charges on intercompany borrowings	8	8	9
Interest charges on other borrowings	68	62	85
Other expenses	113	70	142
Total costs and expenses	189	140	236

Earnings before income taxes	1,136	652	722
Provision for income taxes	239	122	247
Net Earnings Attributable to Shareholders	$897	$530	$475

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$897	$530	$475
Other comprehensive income (loss), net of tax	815	(544)	296
Total comprehensive income (loss), net of tax	$1,712	$(14)	$771

________________________

(a)	Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2019	2018	2017
Operating Activities:
Net earnings attributable to shareholders	$897	$530	$475
Adjustments:
Equity in net earnings of subsidiaries	(1,032)	(637)	(575)
Dividends from subsidiaries	408	238	580
Other operating activities, net	33	84	98
Net cash provided by operating activities	306	215	578

Investing Activities:
Capital contributions to subsidiaries	(60)	(11)	(93)
Returns of capital from subsidiaries	4	23	30
Purchases of investments, property and equipment	(3)	(5)	(2)
Proceeds from maturities and redemptions of investments	3	3	2
Net cash provided by (used in) investing activities	(56)	10	(63)

Financing Activities:
Additional long-term borrowings	315	—	712
Reductions of long-term debt	(150)	—	(745)
Issuances of Common Stock	37	34	37
Repurchases of Common Stock	—	(6)	—
Cash dividends paid on Common Stock	(444)	(394)	(417)
Net cash used in financing activities	(242)	(366)	(413)

Net Change in Cash and Cash Equivalents	8	(141)	102
Cash and cash equivalents at beginning of year	158	299	197
Cash and cash equivalents at end of year	$166	$158	$299

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2019
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2019
Property and casualty insurance	$322	$10,232	$2,830	$5,185	$472	$3,271	$721	$1,027	$5,342
Annuity	696	40,406	—	—	1,792	1,151	198	189	—
Other	19	612	—	22	39	36	4	532	3
Total	$1,037	$51,250	$2,830	$5,207	$2,303	$4,458	$923	$1,748	$5,345

2018
Property and casualty insurance	$299	$9,741	$2,595	$4,865	$438	$3,003	$644	$957	$5,023
Annuity	1,360	36,616	—	—	1,638	998	212	174	—
Other	23	635	—	24	18	40	4	479	3
Total	$1,682	$46,992	$2,595	$4,889	$2,094	$4,041	$860	$1,610	$5,026

2017
Property and casualty insurance	$270	$9,678	$2,410	$4,579	$362	$2,955	$556	$867	$4,751
Annuity	920	33,316	—	—	1,458	892	130	159	—
Other	26	658	—	22	11	26	4	552	3
Total	$1,216	$43,652	$2,410	$4,601	$1,831	$3,873	$690	$1,578	$4,754

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 25, 2020	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 25, 2020
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 25, 2020
S. Craig Lindner	(Principal Executive Officer)

/s/ Joseph E. (Jeff) Consolino	Executive Vice President, Chief Financial Officer and Director	February 25, 2020
Joseph E. (Jeff) Consolino	(Principal Financial and Accounting Officer)

/s/ Kenneth C. Ambrecht	Director	February 25, 2020
Kenneth C. Ambrecht

/s/ John B. Berding	Director	February 25, 2020
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 25, 2020
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 25, 2020
James E. Evans

/s/ Terry S. Jacobs	Director*	February 25, 2020
Terry S. Jacobs

/s/ Gregory G. Joseph	Lead Independent Director*	February 25, 2020
Gregory G. Joseph

/s/ Mary Beth Martin	Director	February 25, 2020
Mary Beth Martin

/s/ William W. Verity	Director	February 25, 2020
William W. Verity

/s/ John I. Von Lehman	Director*	February 25, 2020
John I. Von Lehman

* Member of the Audit Committee