Form 10-Q
period 2020-03-31
AMERICAN FINANCIAL GROUP INC
filed 2020-05-11
CIK 1042046

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
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
As of May 1, 2020, there were 89,841,655 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
____________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q

PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$1,673	$2,314
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $46,101 and $44,524; allowance for expected credit losses of $61 at March 31, 2020)	46,134	46,505
Fixed maturities, trading at fair value	96	113
Equity securities, at fair value	1,559	1,937
Investments accounted for using the equity method	1,763	1,688
Mortgage loans	1,346	1,329
Policy loans	161	164
Equity index call options	209	924
Real estate and other investments	280	278
Total cash and investments	53,221	55,252
Recoverables from reinsurers	3,387	3,415
Prepaid reinsurance premiums	708	678
Agents’ balances and premiums receivable	1,302	1,335
Deferred policy acquisition costs	1,573	1,037
Assets of managed investment entities	4,026	4,736
Other receivables	981	975
Variable annuity assets (separate accounts)	497	628
Other assets	1,741	1,867
Goodwill	207	207
Total assets	$67,643	$70,130

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,106	$10,232
Unearned premiums	2,808	2,830
Annuity benefits accumulated	40,463	40,406
Life, accident and health reserves	607	612
Payable to reinsurers	779	814
Liabilities of managed investment entities	3,865	4,571
Long-term debt	1,473	1,473
Variable annuity liabilities (separate accounts)	497	628
Other liabilities	1,998	2,295
Total liabilities	62,596	63,861

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 89,827,336 and 90,303,686 shares outstanding	90	90
Capital surplus	1,309	1,307
Retained earnings	3,616	4,009
Accumulated other comprehensive income, net of tax	32	863
Total shareholders’ equity	5,047	6,269
Noncontrolling interests	—	—
Total equity	5,047	6,269
Total liabilities and equity	$67,643	$70,130

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2020	2019
Revenues:
Property and casualty insurance net earned premiums	$1,209	$1,173
Net investment income	544	542
Realized gains (losses) on securities (*)	(551)	184
Income (loss) of managed investment entities:
Investment income	59	69
Gain (loss) on change in fair value of assets/liabilities	(43)	—
Other income	57	56
Total revenues	1,275	2,024

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	707	692
Commissions and other underwriting expenses	420	399
Annuity benefits	276	311
Annuity and supplemental insurance acquisition expenses	113	28
Interest charges on borrowed money	17	16
Expenses of managed investment entities	48	55
Other expenses	82	110
Total costs and expenses	1,663	1,611
Earnings (loss) before income taxes	(388)	413
Provision (credit) for income taxes	(84)	87
Net earnings (loss), including noncontrolling interests	(304)	326
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	(3)
Net Earnings (Loss) Attributable to Shareholders	$(301)	$329

Earnings (Loss) Attributable to Shareholders per Common Share:
Basic	$(3.34)	$3.68
Diluted	$(3.34)	$3.63
Average number of Common Shares:
Basic	90.3	89.4
Diluted	90.3	90.7
________________________________________
(*) Consists of the following:
Realized gains (losses) before impairments	$(505)	$186

Losses on securities with impairment	(69)	(2)
Non-credit portion recognized in other comprehensive income (loss)	23	—
Impairment charges recognized in earnings	(46)	(2)
Total realized gains (losses) on securities	$(551)	$184

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2020	2019
Net earnings (loss), including noncontrolling interests	$(304)	$326
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(865)	384
Reclassification adjustment for realized (gains) losses included in net earnings	19	(3)
Total net unrealized gains (losses) on securities	(846)	381
Net unrealized gains on cash flow hedges	27	11
Foreign currency translation adjustments	(10)	4
Other comprehensive income (loss), net of tax	(829)	396
Total comprehensive income (loss), net of tax	(1,133)	722
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	(3)
Comprehensive income (loss) attributable to shareholders	$(1,132)	$725

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net earnings (loss)	—	—	(301)	—	(301)	—	(301)	(3)
Other comprehensive income (loss)	—	—	—	(831)	(831)	—	(831)	2
Dividends ($0.45 per share)	—	—	(40)	—	(40)	—	(40)	—
Shares issued:
Exercise of stock options	204,093	9	—	—	9	—	9	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	14,541	1	—	—	1	—	1	—
Dividend reinvestment plan	1,617	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares acquired and retired	(826,283)	(12)	(49)	—	(61)	—	(61)	—
Shares exchanged — benefit plans	(95,854)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(2,331)	—	—	—	—	—	—	—
Other	—	—	(1)	—	(1)	—	(1)	1
Balance at March 31, 2020	89,827,336	$1,399	$3,616	$32	$5,047	$—	$5,047	$—

Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (loss)	—	—	329	—	329	—	329	(3)
Other comprehensive income	—	—	—	396	396	—	396	—
Dividends ($0.40 per share)	—	—	(36)	—	(36)	—	(36)	—
Shares issued:
Exercise of stock options	152,253	6	—	—	6	—	6	—
Restricted stock awards	232,565	—	—	—	—	—	—	—
Other benefit plans	11,062	1	—	—	1	—	1	—
Dividend reinvestment plan	1,893	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares exchanged — benefit plans	(43,470)	(1)	(3)	—	(4)	—	(4)	—
Forfeitures of restricted stock	(8,314)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	(2)	(5)	3
Balance at March 31, 2019	89,637,713	$1,346	$3,875	$444	$5,665	$—	$5,665	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2020	2019
Operating Activities:
Net earnings (loss), including noncontrolling interests	$(304)	$326
Adjustments:
Depreciation and amortization	113	34
Annuity benefits	276	311
Realized (gains) losses on investing activities	550	(184)
Net sales of trading securities	8	1
Deferred annuity and life policy acquisition costs	(49)	(64)
Change in:
Reinsurance and other receivables	161	128
Other assets	410	(271)
Insurance claims and reserves	(152)	(112)
Payable to reinsurers	(35)	(22)
Other liabilities	(543)	304
Managed investment entities’ assets/liabilities	89	16
Other operating activities, net	8	(13)
Net cash provided by operating activities	532	454

Investing Activities:
Purchases of:
Fixed maturities	(4,140)	(1,801)
Equity securities	(232)	(35)
Mortgage loans	(21)	(38)
Equity index options and other investments	(245)	(220)
Real estate, property and equipment	(9)	(10)
Proceeds from:
Maturities and redemptions of fixed maturities	1,220	1,032
Repayments of mortgage loans	4	29
Sales of fixed maturities	1,483	201
Sales of equity securities	80	95
Sales and settlements of equity index options and other investments	248	79
Sales of real estate, property and equipment	1	1
Managed investment entities:
Purchases of investments	(414)	(391)
Proceeds from sales and redemptions of investments	370	373
Other investing activities, net	2	1
Net cash used in investing activities	(1,653)	(684)

Financing Activities:
Annuity receipts	1,410	1,395
Annuity surrenders, benefits and withdrawals	(813)	(782)
Net transfers from variable annuity assets	15	13
Additional long-term borrowings	—	121
Retirements of managed investment entities’ liabilities	(41)	(3)
Issuances of Common Stock	10	7
Repurchases of Common Stock	(61)	—
Cash dividends paid on Common Stock	(40)	(36)
Net cash provided by financing activities	480	715
Net Change in Cash and Cash Equivalents	(641)	485
Cash and cash equivalents at beginning of period	2,314	1,515
Cash and cash equivalents at end of period	$1,673	$2,000

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisition of Business	J.	Long-Term Debt
C.	Segments of Operations	K.	Shareholders’ Equity
D.	Fair Value Measurements	L.	Income Taxes
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Insurance
G.	Deferred Policy Acquisition Costs	O.	Subsequent Events
H.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2020, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first three months of 2020.

Credit Losses on Financial Instruments   On January 1, 2020, AFG adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides a new loss model for determining credit-related impairments for financial instruments measured at amortized cost (mortgage loans, premiums receivable and reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. Expected credit losses, and subsequent increases or decreases in such expected losses, are recorded immediately through net earnings as an allowance that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the balance sheet at the amount expected to be collected. AFG’s portfolio of mortgage loans crosses a wide variety of commercial properties with very strong loan to value ratios and no credit losses in recent years. In addition, the reinsurance used in AFG’s insurance operations is purchased from financially strong (highly rated) reinsurers and the Company has a long history of collecting premiums receivable through various economic cycles. At the date of adoption, the impact of adjusting AFG’s existing allowances for uncollectable mortgage loans, premiums receivable and reinsurance recoverables to the allowances calculated under the new guidance resulted in a reduction in the net allowance, which was recorded as the cumulative effect of an accounting change ($7 million increase in retained earnings at January 1, 2020).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The updated guidance also amended the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses will be recorded immediately in net earnings through realized gains (losses).

Investments   Equity securities other than those accounted for under the equity method are reported at fair value with holding gains and losses generally recorded in realized gains (losses) on securities. However, AFG records holding gains and losses on securities classified as “trading” under previous guidance, its small portfolio of limited partnerships and similar investments carried at fair value and certain other securities classified at purchase as “fair value through net investment income” in net investment income.

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

Realized gains or losses on the disposal of fixed maturity securities are determined on the specific identification basis. When a decline in the value of an available for sale fixed maturity is considered to be other-than-temporary at the balance sheet date, an allowance for credit losses (impairment), including any write-off of accrued interest, is charged to earnings (included in realized gains (losses) on securities). If management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell it before recovery of its amortized cost basis (net of allowance), then the impairment allowance is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the charge. Both components are shown in the statement of earnings. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment is recorded in earnings to reduce the amortized cost (net of allowance) of that security to fair value. See “Credit Losses on Financial Instruments” above for a discussion of new guidance adopted on January 1, 2020.

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of (i) components of certain fixed maturity securities (primarily interest-only and principal-only MBS) and (ii) the equity-based component of certain annuity products (included in annuity benefits accumulated) and related equity index options designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
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

Leases   On January 1, 2019, AFG adopted ASU 2016-02, which requires entities that lease assets for terms longer than one year to recognize assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of contractual cash flows. The adoption of the new guidance did not have a material effect on AFG’s results of operations or liquidity.

At March 31, 2020 AFG has a $182 million lease liability included in other liabilities and a lease right-of-use asset of $162 million included in other assets compared to $180 million and $158 million, respectively, at December 31, 2019.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2020 and 2019 — none and 1.3 million, respectively.

There were 0.8 million anti-dilutive potential common shares for the first three months of 2020 due to AFG’s net loss and no anti-dilutive potential common shares for the first three months of 2019.

Statement of Cash Flows   For cash flow purposes, “investing activities” are defined as making and collecting loans and acquiring and disposing of debt or equity instruments, property and equipment and businesses. “Financing activities” include obtaining resources from owners and providing them with a return on their investments, borrowing money and repaying amounts borrowed. Annuity receipts, surrenders, benefits and withdrawals are also reflected as financing activities. All other activities are considered “operating.” Short-term investments having original maturities of three months or less when purchased are considered to be cash equivalents for purposes of the financial statements

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

B.     Acquisition of Business

Effective in June 2019, National Interstate, a property and casualty insurance subsidiary of AFG, entered into an agreement with Atlas Financial Holdings, Inc. (“AFH”) to become the exclusive underwriter of AFH’s paratransit book of business. National Interstate estimates that the majority of AFH’s $110 million paratransit business will be eligible for quotation under this arrangement over the first 12 months following inception of the agreement. Under the terms of the agreement, AFH will act as an underwriting manager for National Interstate for at least 12 months, after which time National Interstate is entitled to acquire the renewal rights for the business from AFH for a purchase price equal to 15% of the in force gross written premiums at that date. The majority of the purchase price ultimately paid for the renewal rights will be recorded as an intangible renewal rights asset and will be amortized over the estimated life of the business acquired. In connection with the transaction, AFG was granted a five-year warrant to acquire approximately 2.4 million shares of AFH (19.9% at the acquisition date). The estimated fair value of the warrant was approximately $1 million at the date it was received.

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

In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. Neon and its predecessor, Marketform, have failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. Beginning prospectively with the first quarter of 2020, the results for AFG’s Specialty casualty sub-segment exclude the run-off operations of Neon (“Neon exited lines”).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2020	2019
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$386	$361
Specialty casualty	556	629
Specialty financial	156	146
Other specialty	40	37
Other lines (a)	71	—
Total premiums earned	1,209	1,173
Net investment income (b)	93	104
Other income	5	3
Total property and casualty insurance	1,307	1,280
Annuity:
Net investment income	422	435
Other income	35	28
Total annuity	457	463
Other	62	97
Total revenues before realized gains (losses)	1,826	1,840
Realized gains (losses) on securities	(551)	184
Total revenues	$1,275	$2,024

(a)
Represents premiums earned in the Neon exited lines during the first three months of 2020. Neon’s $88 million in earned premiums during the first three months of 2019 are included in the Specialty casualty sub-segment.

(b)	Includes a net loss of $6 million in the Neon exited lines, primarily from the change in fair value of equity securities.

	Three months ended March 31,
	2020	2019
Earnings (Loss) Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$27	$39
Specialty casualty	52	36
Specialty financial	17	13
Other specialty	(7)	—
Other lines (a)	(2)	(1)
Total underwriting	87	87
Investment and other income, net (b)	84	95
Total property and casualty insurance	171	182
Annuity	29	90
Other (c)	(37)	(43)
Total earnings before realized gains (losses) and income taxes	163	229
Realized gains (losses) on securities	(551)	184
Total earnings (loss) before income taxes	$(388)	$413

(a)
Includes a $1 million underwriting loss in the first three months of 2020 in the Neon exited lines. Neon’s $10 million underwriting loss in the first three months of 2019 is included in the Specialty casualty sub-segment.

(b)	Includes $9 million in net expenses from the Neon exited lines, before noncontrolling interest.

(c)	Includes holding company interest and expenses.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$158	$32	$15	$205
States, municipalities and political subdivisions	—	6,801	105	6,906
Foreign government	—	170	—	170
Residential MBS	—	2,968	163	3,131
Commercial MBS	—	875	32	907
Collateralized loan obligations	—	3,970	168	4,138
Other asset-backed securities	—	5,728	1,030	6,758
Corporate and other	25	22,346	1,548	23,919
Total AFS fixed maturities	183	42,890	3,061	46,134
Trading fixed maturities	1	95	—	96
Equity securities	1,056	67	436	1,559
Equity index call options	—	209	—	209
Assets of managed investment entities (“MIE”)	169	3,841	16	4,026
Variable annuity assets (separate accounts) (*)	—	497	—	497
Other assets — derivatives	—	125	—	125
Total assets accounted for at fair value	$1,409	$47,724	$3,513	$52,646
Liabilities:
Liabilities of managed investment entities	$162	$3,688	$15	$3,865
Derivatives in annuity benefits accumulated	—	—	3,099	3,099
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$162	$3,698	$3,114	$6,974

December 31, 2019
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$151	$43	$15	$209
States, municipalities and political subdivisions	—	6,858	105	6,963
Foreign government	—	172	—	172
Residential MBS	—	2,987	173	3,160
Commercial MBS	—	892	35	927
Collateralized loan obligations	—	4,265	15	4,280
Other asset-backed securities	—	5,842	1,286	7,128
Corporate and other	29	21,879	1,758	23,666
Total AFS fixed maturities	180	42,938	3,387	46,505
Trading fixed maturities	2	111	—	113
Equity securities	1,433	67	437	1,937
Equity index call options	—	924	—	924
Assets of managed investment entities	213	4,506	17	4,736
Variable annuity assets (separate accounts) (*)	—	628	—	628
Other assets — derivatives	—	50	—	50
Total assets accounted for at fair value	$1,828	$49,224	$3,841	$54,893
Liabilities:
Liabilities of managed investment entities	$206	$4,349	$16	$4,571
Derivatives in annuity benefits accumulated	—	—	3,730	3,730
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$206	$4,359	$3,746	$8,311

(*)	Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Approximately 7% of the total assets carried at fair value at March 31, 2020, were Level 3 assets. Approximately 43% ($1.52 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.63 billion at March 31, 2020. Of this amount, approximately $727 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third-party model. The credit spread applied by management is the significant unobservable input. For this group of 37 securities, the average spread used was 414 basis points over the reference treasury yield and the spreads ranged from 53 basis points to 1,253 basis points (approximately 70% of the spreads were between 200 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. For the remainder of the internally developed prices, any justifiable changes in unobservable inputs used to determine fair value would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.10 billion at March 31, 2020. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	1.9% – 3.6% over the risk-free rate
Risk margin for uncertainty in cash flows	0.80% reduction in the discount rate
Surrenders	4% – 21% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.9% – 10.6% of indexed account value
Budgeted option costs	2.5% – 3.3% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk is based on the Moody’s corporate A2 bond index and reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed and variable-indexed annuity products with an expected range of 7% to 10% in the majority of future calendar years (4% to 21% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed and variable-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2020 and 2019 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2020
AFS fixed maturities:
U.S. government agency	$15	$1	$(1)	$—	$—	$—	$—	$15
State and municipal	105	—	1	—	(1)	—	—	105
Residential MBS	173	5	(12)	—	(5)	2	—	163
Commercial MBS	35	—	—	—	(3)	—	—	32
Collateralized loan obligations	15	(7)	2	—	—	158	—	168
Other asset-backed securities	1,286	(14)	(11)	77	(178)	13	(143)	1,030
Corporate and other	1,758	(3)	(27)	119	(36)	5	(268)	1,548
Total AFS fixed maturities	3,387	(18)	(48)	196	(223)	178	(411)	3,061
Equity securities	437	(24)	—	6	—	17	—	436
Assets of MIE	17	(1)	—	—	—	—	—	16
Total Level 3 assets	$3,841	$(43)	$(48)	$202	$(223)	$195	$(411)	$3,513

Embedded derivatives	$(3,730)	$647	$—	$(78)	$62	$—	$—	$(3,099)
Total Level 3 liabilities (*)	$(3,730)	$647	$—	$(78)	$62	$—	$—	$(3,099)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2019
AFS fixed maturities:
U.S. government agency	$9	$—	$—	$—	$(1)	$—	$—	$8
State and municipal	59	—	5	—	(1)	—	—	63
Residential MBS	197	5	(5)	—	(6)	—	(22)	169
Commercial MBS	56	—	—	—	(1)	—	—	55
Collateralized loan obligations	116	—	—	—	—	—	—	116
Other asset-backed securities	731	(3)	8	75	(114)	—	(143)	554
Corporate and other	1,996	2	31	432	(88)	—	(27)	2,346
Total AFS fixed maturities	3,164	4	39	507	(211)	—	(192)	3,311
Equity securities	336	1	—	1	—	16	—	354
Assets of MIE	21	(1)	—	—	—	—	—	20
Total Level 3 assets	$3,521	$4	$39	$508	$(211)	$16	$(192)	$3,685

Embedded derivatives	$(2,720)	$(462)	$—	$(112)	$47	$—	$—	$(3,247)
Total Level 3 liabilities (*)	$(2,720)	$(462)	$—	$(112)	$47	$—	$—	$(3,247)

(*)	As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2020
Financial assets:
Cash and cash equivalents	$1,673	$1,673	$1,673	$—	$—
Mortgage loans	1,346	1,350	—	—	1,350
Policy loans	161	161	—	—	161
Total financial assets not accounted for at fair value	$3,180	$3,184	$1,673	$—	$1,511
Financial liabilities:
Annuity benefits accumulated (*)	$40,218	$39,773	$—	$—	$39,773
Long-term debt	1,473	1,411	—	1,408	3
Total financial liabilities not accounted for at fair value	$41,691	$41,184	$—	$1,408	$39,776

December 31, 2019
Financial assets:
Cash and cash equivalents	$2,314	$2,314	$2,314	$—	$—
Mortgage loans	1,329	1,346	—	—	1,346
Policy loans	164	164	—	—	164
Total financial assets not accounted for at fair value	$3,807	$3,824	$2,314	$—	$1,510
Financial liabilities:
Annuity benefits accumulated (*)	$40,159	$40,182	$—	$—	$40,182
Long-term debt	1,473	1,622	—	1,619	3
Total financial liabilities not accounted for at fair value	$41,632	$41,804	$—	$1,619	$40,185

(*)	Excludes $245 million and $247 million of life contingent annuities in the payout phase at March 31, 2020 and December 31, 2019, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

E.    Investments

Available for sale fixed maturities at March 31, 2020 and December 31, 2019, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2020
Fixed maturities:
U.S. Government and government agencies	$190	$—	$15	$—	$15	$205
States, municipalities and political subdivisions	6,526	—	388	(8)	380	6,906
Foreign government	164	—	6	—	6	170
Residential MBS	3,078	6	133	(74)	59	3,131
Commercial MBS	892	—	20	(5)	15	907
Collateralized loan obligations	4,456	17	5	(306)	(301)	4,138
Other asset-backed securities	7,069	14	65	(362)	(297)	6,758
Corporate and other	23,726	24	786	(569)	217	23,919
Total fixed maturities	$46,101	$61	$1,418	$(1,324)	$94	$46,134

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$199	$—	$10	$—	$10	$209
States, municipalities and political subdivisions	6,604	—	363	(4)	359	6,963
Foreign government	170	—	3	(1)	2	172
Residential MBS	2,900	—	265	(5)	260	3,160
Commercial MBS	896	—	31	—	31	927
Collateralized loan obligations	4,307	—	10	(37)	(27)	4,280
Other asset-backed securities	6,992	—	156	(20)	136	7,128
Corporate and other	22,456	—	1,231	(21)	1,210	23,666
Total fixed maturities	$44,524	$—	$2,069	$(88)	$1,981	$46,505

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020			December 31, 2019
			Fair Value			Fair Value
	Actual Cost		over (under)	Actual Cost		over (under)
		Fair Value	Cost		Fair Value	Cost
Common stocks	$1,315	$919	$(396)	$1,164	$1,283	$119
Perpetual preferred stocks	685	640	(45)	640	654	14
Total equity securities carried at fair value	$2,000	$1,559	$(441)	$1,804	$1,937	$133

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$—	—%	$—	$1	100%
States, municipalities and political subdivisions	(8)	235	97%	—	26	100%
Foreign government	—	3	100%	—	—	—%
Residential MBS	(70)	1,562	96%	(4)	31	89%
Commercial MBS	(5)	117	96%	—	—	—%
Collateralized loan obligations	(141)	2,234	94%	(165)	1,691	91%
Other asset-backed securities	(352)	4,597	93%	(10)	94	90%
Corporate and other	(554)	7,738	93%	(15)	98	87%
Total fixed maturities	$(1,130)	$16,486	94%	$(194)	$1,941	91%

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$16	100%	$—	$11	100%
States, municipalities and political subdivisions	(3)	254	99%	(1)	82	99%
Foreign government	(1)	70	99%	—	—	—%
Residential MBS	(4)	509	99%	(1)	69	99%
Commercial MBS	—	17	100%	—	—	—%
Collateralized loan obligations	(11)	1,284	99%	(26)	1,728	99%
Other asset-backed securities	(12)	1,211	99%	(8)	123	94%
Corporate and other	(13)	1,100	99%	(8)	211	96%
Total fixed maturities	$(44)	$4,461	99%	$(44)	$2,224	98%

At March 31, 2020, the gross unrealized losses on fixed maturities of $1.32 billion relate to 1,871 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 83% of the gross unrealized loss and 89% of the fair value.

To evaluate fixed maturities for expected credit losses (impairment), management considers whether the unrealized loss is credit-driven or a result of changes in market interest rates, the extent to which fair value is less than cost basis, historical operating, balance sheet and cash flow data from the issuer, third party research and communications with industry specialists and discussions with issuer management.

AFG analyzes its MBS securities for expected credit losses (impairment) each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data. In the first three months of 2020, AFG recorded an allowance for credit losses of $6 million related to its residential MBS.

In the first three months of 2020, AFG recorded an allowance for credit losses of $24 million related to corporate bonds and other fixed maturities, $17 million on third-party collateralized loan obligations and $14 million on other asset-backed securities.

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses (impairments) of fixed maturity securities. Under the new guidance, credit losses on available for sale fixed maturities continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, impairment losses are now recognized through an allowance instead of a direct writedown of amortized cost. Under the new guidance, recoveries of previously impaired amounts are recorded as an immediate reversal of all or a portion of the allowance instead of accredited as investment income through a yield adjustment. In addition, the allowance on available for sale fixed maturities cannot cause the amortized cost net of the allowance to be below fair value. Accordingly, future changes in the fair value of an impaired security (when the allowance was limited by the fair value) due to reasons other than issuer credit (e.g. changes in market interest rates) could result in increases or decreases in the allowance, which will be recorded through realized gains (losses) on securities. A progression of the allowance for expected credit losses on fixed maturity securities is shown below (in millions):

2020
Balance at January 1	$—
Impact of adoption of new accounting policy	—
Provision for expected credit losses	61
Reductions due to sales or redemptions	—
Balance at March 31	$61

The table below sets forth the scheduled maturities of available for sale fixed maturities as of March 31, 2020 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$2,018	$2,027	4%
After one year through five years	10,563	10,710	23%
After five years through ten years	14,450	14,722	32%
After ten years	3,551	3,741	8%
	30,582	31,200	67%
Collateralized loan obligations and other ABS (average life of approximately 4-1/2 years)	11,494	10,896	24%
MBS (average life of approximately 3-1/2 years)	3,964	4,038	9%
Total	$46,040	$46,134	100%

(*)	Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2020 or December 31, 2019.

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

	Pretax	Deferred Tax	Net
March 31, 2020
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$124	$(26)	$98
Fixed maturities — all other	(30)	7	(23)
Total fixed maturities	94	(19)	75
Deferred policy acquisition costs — annuity segment	(57)	12	(45)
Annuity benefits accumulated	(18)	3	(15)
Unearned revenue	1	—	1
Total net unrealized gain on marketable securities	$20	$(4)	$16

December 31, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,611	$(338)	$1,273
Fixed maturities — all other	370	(78)	292
Total fixed maturities	1,981	(416)	1,565
Deferred policy acquisition costs — annuity segment	(681)	143	(538)
Annuity benefits accumulated	(219)	46	(173)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	11	(2)	9
Total net unrealized gain on marketable securities	$1,091	$(229)	$862

(*)	Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2020	2019
Investment income:
Fixed maturities	$491	$469
Equity securities:
Dividends	17	22
Change in fair value (a) (b)	(12)	11
Equity in earnings of partnerships and similar investments	25	21
Other	28	25
Gross investment income	549	548
Investment expenses	(5)	(6)
Net investment income (b)	$544	$542

(a)
Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.

(b)
Net investment income in the first three months of 2020 includes a loss of $6 million on investments held by the companies that comprise the Neon exited lines due primarily to the $7 million loss recorded on equity securities that are carried at fair value through net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$29	$(61)	$(32)	$(1,887)	$3	$(3)	$—	$853
Equity securities	(535)	—	(535)	—	182	—	182	—
Mortgage loans and other investments	4	—	4	—	—	—	—	—
Other (*)	(3)	15	12	816	1	1	2	(370)
Total pretax	(505)	(46)	(551)	(1,071)	186	(2)	184	483
Tax effects	106	10	116	225	(39)	—	(39)	(102)
Net of tax	$(399)	$(36)	$(435)	$(846)	$147	$(2)	$145	$381

(*)	Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first three months of 2020 and 2019 on securities that were still owned at March 31, 2020 and March 31, 2019 as follows (in millions):

	Three months ended March 31,
	2020	2019
Included in realized gains (losses)	$(540)	$163
Included in net investment income	(5)	11
	$(545)	$174

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Three months ended March 31,
	2020	2019
Gross gains	$29	$6
Gross losses	(4)	(9)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives in certain areas of its operations.

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2020		December 31, 2019
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$103	$—	$102	$—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,099	—	3,730
Equity index call options	Equity index call options	209	—	924	—
Equity index put options	Other liabilities	—	8	—	1
Reinsurance contracts (embedded derivative)	Other liabilities	—	2	—	4
		$312	$3,109	$1,026	$3,735

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($76 million at March 31, 2020 and $577 million at December 31, 2019) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2020 and 2019 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2020	2019
MBS with embedded derivatives	Realized gains (losses) on securities	$4	$6
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits	647	(462)
Equity index call options	Annuity benefits	(628)	366
Equity index put options	Annuity benefits	(6)	1
Reinsurance contract (embedded derivative)	Net investment income	2	(1)
		$19	$(90)

Derivatives Designated and Qualifying as Cash Flow Hedges   As of March 31, 2020, AFG has twelve active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between April 2020 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.86 billion at March 31, 2020 compared to $1.98 billion at December 31, 2019, reflecting the scheduled amortization discussed above and the termination of a swap with a total notional amount of $83 million in the first quarter of 2020. The fair value of the interest rate swaps in an asset position and included in other assets was $125 million at March 31, 2020 and $50 million at December 31, 2019. The fair value of the interest rate swaps in a liability position and included in other liabilities was less than $1 million at March 31, 2020 and $5 million at December 31, 2019. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were income of $12 million and income reductions of $2 million for the first three months of 2020 and 2019, respectively. AFG had a $19 million liability to return collateral related to these swaps (included in other liabilities) at March 31, 2020 and a $20 million receivable for collateral posted related to these swaps (included in other assets) at December 31, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at December 31, 2019	$322	$1,303	$75	$36	$1,414	$(699)	$715	$1,037
Additions	158	49	1	—	50	—	50	208
Amortization:
Periodic amortization	(170)	(98)	(3)	(2)	(103)	—	(103)	(273)
Included in realized gains	—	10	—	—	10	—	10	10
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	591	591	591
Balance at March 31, 2020	$310	$1,264	$73	$34	$1,371	$(108)	$1,263	$1,573

Balance at December 31, 2018	$299	$1,285	$86	$42	$1,413	$(30)	$1,383	$1,682
Additions	187	64	1	—	65	—	65	252
Amortization:
Periodic amortization	(175)	(15)	(3)	(2)	(20)	—	(20)	(195)
Included in realized gains	—	2	—	—	2	—	2	2
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(295)	(295)	(295)
Balance at March 31, 2019	$312	$1,336	$84	$40	$1,460	$(325)	$1,135	$1,447

(*)	Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $156 million and $154 million of accumulated amortization at March 31, 2020 and December 31, 2019, respectively.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 100.0% of the most subordinate debt tranche of eleven active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2018, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $161 million (including $81 million invested in the most subordinate tranches) at March 31, 2020, and $165 million at December 31, 2019.

During the first three months of 2020, AFG subsidiaries purchased $57 million face amount of senior debt and subordinate tranches of existing CLOs for $39 million. During both the first three months of 2020 and 2019, AFG subsidiaries received less than $1 million, in sale and redemption proceeds from its CLO investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2020	2019
Investment in CLO tranches at end of period	$161	$193
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(679)	87
Liabilities	636	(87)
Management fees paid to AFG	4	3
CLO earnings (losses) attributable to AFG shareholders (b)	(36)	11

(a)	Included in revenues in AFG’s Statement of Earnings.

(b)	Included in earnings before income taxes in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $818 million and $146 million at March 31, 2020 and December 31, 2019, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $747 million and $129 million at those dates. The CLO assets include loans with an aggregate fair value of $20 million at March 31, 2020 and $10 million at December 31, 2019, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $50 million at March 31, 2020 and $25 million at December 31, 2019).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a carrying value of $4.14 billion at March 31, 2020 and $4.28 billion at December 31, 2019.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $207 million during the first three months of 2020. Included in other assets in AFG’s Balance Sheet is $40 million at March 31, 2020 and $43 million at December 31, 2019 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $53 million and $50 million, respectively. Amortization of intangibles was $3 million in both the first three months of 2020 and 2019.

J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2020			December 31, 2019
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
Other	3	—	3	3	—	3
	1,018	(5)	1,013	1,018	(5)	1,013

Direct Subordinated Obligations of AFG:
5.125% Subordinate Debentures due December 2059	200	(6)	194	200	(6)	194
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	475	(15)	460	475	(15)	460
	$1,493	$(20)	$1,473	$1,493	$(20)	$1,473

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG has no scheduled principal payments on its long-term debt for the balance of 2020 or in the subsequent five years.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2020 or December 31, 2019.

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
The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Three months ended March 31, 2020
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(1,095)	$230	$(865)	$—	$(865)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		24	(5)	19	—	19
Total net unrealized gains (losses) on securities	$862	(1,071)	225	(846)	—	(846)	$16
Net unrealized gains on cash flow hedges	17	34	(7)	27	—	27	44
Foreign currency translation adjustments	(9)	(10)	—	(10)	(2)	(12)	(21)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$863	$(1,047)	$218	$(829)	$(2)	$(831)	$32

Three months ended March 31, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$487	$(103)	$384	$—	$384
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(4)	1	(3)	—	(3)
Total net unrealized gains on securities	$83	483	(102)	381	—	381	$464
Net unrealized gains (losses) on cash flow hedges	(11)	14	(3)	11	—	11	—
Foreign currency translation adjustments	(16)	4	—	4	—	4	(12)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$48	$501	$(105)	$396	$—	$396	$444

(*)    The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision (credit) for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2020, AFG issued 227,867 shares of restricted Common Stock (fair value of $104.15 per share) under the Stock Incentive Plan.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million and $6 million in the first three months of 2020 and 2019, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2020		2019
	Amount	% of EBT	Amount	% of EBT
Earnings (loss) before income taxes (“EBT”)	$(388)		$413

Income taxes at statutory rate	$(81)	21%	$87	21%
Effect of:
Stock-based compensation	(4)	1%	(2)	—%
Tax exempt interest	(3)	1%	(4)	(1%)
Dividends received deduction	(1)	—%	(1)	—%
Nondeductible expenses	2	(1%)	2	—%
Change in valuation allowance	2	(1%)	2	—%
Foreign operations	1	—%	—	—%
Other	—	1%	3	1%
Provision (credit) for income taxes as shown in the statement of earnings	$(84)	22%	$87	21%

Approximately $23 million of AFG’s net operating loss carryforwards (“NOL”) subject to separate return limitation year (“SRLY”) tax rules will expire unutilized at December 31, 2020. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards will be offset by a corresponding reduction in the valuation allowance and will have no overall impact on AFG’s income tax expense or results of operations.

M.     Contingencies

In December 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business to HC2 Holdings, Inc. (“HC2”). As part of the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. As of March 31, 2020, AFG has been released of any obligation to perform under this agreement.

Other than the matter described above, there have been no significant changes to the matters discussed and referred to in Note N — “Contingencies” of AFG’s 2019 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2020 and 2019 (in millions):

	Three months ended March 31,
	2020	2019
Balance at beginning of year	$10,232	$9,741
Less reinsurance recoverables, net of allowance	3,024	2,942
Net liability at beginning of year	7,208	6,799
Provision for losses and LAE occurring in the current period	749	737
Net increase (decrease) in the provision for claims of prior years	(42)	(45)
Total losses and LAE incurred (*)	707	692
Payments for losses and LAE of:
Current year	(75)	(89)
Prior years	(676)	(615)
Total payments	(751)	(704)
Foreign currency translation and other	(22)	1
Net liability at end of period	7,142	6,788
Add back reinsurance recoverables, net of allowance	2,964	2,835
Gross unpaid losses and LAE included in the balance sheet at end of period	$10,106	$9,623

(*)	Includes $40 million in losses and LAE incurred in the Neon exited lines in the first three months of 2020.

The net decrease in the provision for claims of prior years during the first three months of 2020 reflects (i) lower than expected losses in the crop business and lower than anticipated claim frequency and severity at National Interstate
(within the Property and transportation sub-segment) and (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency and severity in the executive liability business (within the Specialty casualty sub-segment). This favorable development was partially offset by (i) higher than expected claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) higher than expected claim frequency and severity in the excess and surplus lines businesses and higher than expected claim severity in the public sector business (within the Specialty casualty sub-segment), and (iii) higher than expected losses at Neon.

The net decrease in the provision for claims of prior years during the first three months of 2019 reflects (i) lower than expected losses in the crop business and lower than expected claim frequency at National Interstate (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation business (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the fidelity business (all within the Specialty financial sub-segment). This favorable development was partially offset higher than expected claim severity in the in the targeted markets businesses and higher than expected losses at Neon (all within the Specialty casualty sub-segment).

Recoverables from Reinsurers and Premiums Receivable See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses of recoverables from reinsurers and premiums receivable. Progressions of the 2020 allowance for expected credit losses are shown below (in millions):

	Recoverables from Reinsurers	Premiums Receivable
Balance at January 1	$18	$13
Impact of adoption of new accounting policy	(6)	(3)
Provision (credit) for expected credit losses	1	(1)
Write-offs charged against the allowance	—	—
Balance at March 31	$13	$9

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

O.    Subsequent Events

Since March 31, 2020, the U.S. federal and state governments, along with governments around the world, have enacted emergency measures to reduce the spread of the COVID-19 pandemic. These actions have caused significant disruption in the global economy, which has prompted stabilization efforts including monetary and fiscal interventions. Some states have ordered or requested insurers to issue refunds or credits to policyholders with reduced exposures due to workforce reductions, travel limitations or otherwise diminished operations due to the pandemic. In addition, stay at home orders and other restrictions have reduced sales of annuities in the second quarter of 2020. Management cannot reliably estimate how long the pandemic and related recessionary economic conditions will last, whether the regulatory interventions will be successful or the ultimate impact on AFG’s financial condition, results of operations or liquidity.

Because the majority of AFG’s investments in limited partnerships and similar investments accounted for under the equity method are reported on a quarter lag, AFG will likely record a loss from those investments in the second quarter of 2020 from the downturn in the financial markets that occurred in the first quarter.

On April 2, 2020, AFG issued $300 million of 5.25% Senior Notes due in April 2030, which will increase liquidity and provide flexibility at the parent company in its response to the uncertainties of the current economic environment.

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	32	Managed Investment Entities	41
Overview	33	Results of Operations	44
Critical Accounting Policies	34	General	44
Liquidity and Capital Resources	34	Segmented Statement of Earnings	47
Ratios	34	Property and Casualty Insurance	48
Condensed Consolidated Cash Flows	35	Annuity	58
Parent and Subsidiary Liquidity	36	Holding Company, Other and Unallocated	67
Investments	37	Recent and Pending Accounting Standards	69
Uncertainties	41

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

•
changes in insurance law or regulation, including changes in statutory accounting rules and changes in regulation of the Lloyd’s market, including modifications to capital requirements, changes in costs associated with the exit from the Lloyd’s market and the run-off of AFG’s Lloyd’s based insurer, Neon;

•
the effects of the COVID-19 outbreak, including the effects on the international and national economy and credit markets, legislative or regulatory developments affecting the insurance industry, quarantines or other travel or health-related restrictions;

•	changes in the legal environment affecting AFG or its customers;

•	tax law and accounting changes;

•
levels of natural catastrophes and severe weather, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war or losses resulting from pandemics, civil unrest and other major losses;

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

AFG reported a net loss attributable to shareholders for the first three months of 2020 of $301 million ($3.34 per share, diluted), compared to net earnings attributable to shareholders of $329 million ($3.63 per share, diluted) reported in the same period of 2019. The COVID-19 pandemic has had widespread financial and economic impacts, including a significant decrease in both the equity and credit markets, which adversely impacted returns on AFG’s $3.58 billion of investments that are required to be carried at fair value through net earnings. AFG’s results reflect:

•	net realized losses on securities in the first three months of 2020 compared to net realized gains on securities in the first three months of 2019,

•	lower earnings in the annuity segment reflecting negative adjustments to investments that are marked to market through net investment income,

•	lower net investment income in the property and casualty insurance segment due primarily to negative adjustments to investments that are marked to market through net investment income, and

•	lower holding company expenses.

Outlook
The COVID-19 pandemic began to have a significant impact on global, social and economic activity during the first three months of 2020. AFG has taken actions under its business continuity plan to minimize risk to the Company’s employees and to prevent any significant disruption to AFG’s business, agents or policyholders.

Management believes that AFG’s strong financial position coming into 2020 and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the pandemic. Even with management’s expectation that the impacts of the pandemic will continue through 2020, AFG’s insurance subsidiaries are projected to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

The widespread economic impacts of the pandemic, including a significant decrease in both equity and credit markets, adversely affected AFG’s investment returns during the first quarter of 2020. Because the majority of AFG’s investments in limited partnerships and similar investments accounted for using the equity method are reported on a quarter lag, second quarter 2020 returns from those investments will reflect the financial results and valuations as of March 31, 2020, including the impact of the downturn in financial markets during the first quarter and could be negative. Management expects there to be continued volatility in the financial markets for the remainder of 2020.

While AFG’s underwriting results for the first three months of 2020 were not significantly impacted by the COVID-19 pandemic, management anticipates that the pandemic and current recessionary economic conditions will have a negative impact on premiums and earnings for the remainder of 2020. As the economy continues to contract, exposures in many of AFG’s property and casualty businesses will change due to workforce reduction, fewer miles driven and reduced revenue. This may lead to lower frequency and severity in certain lines while there may be COVID-19 related increases in claim frequency in other lines of business. As states mandate longer grace periods for premium payments, AFG’s property and casualty subsidiaries are likely to see a slowdown in cash collections and higher premiums receivable balances throughout the remainder of 2020, which will require management to monitor the reinvestment of cash flows from the property and casualty subsidiaries’ investment portfolios. There is also uncertainty as to potential government decree or legislation that could alter the coverage landscape such as the imposition of retroactive business interruption insurance. Like most of the insurance industry, AFG’s business interruption coverages require direct physical damage to covered

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

property for business interruption coverage to apply and the vast majority of AFG’s property policies also contain virus exclusions. While AFG has not experienced an increase in death claims or surrender activity in the annuity business related to COVID-19, stay at home orders and other restrictions are likely to continue to reduce annuity sales for the remainder of 2020. See Part II, Item 1A — “Risk Factors.”

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2019 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2020		December 31,
	Actual	Adjusted (*)	2019	2018
Principal amount of long-term debt	$1,493	$1,793	$1,493	$1,318
Total capital	6,480	6,780	6,883	6,218
Ratio of debt to total capital:
Including subordinated debt	23.0%	26.4%	21.7%	21.2%
Excluding subordinated debt	15.7%	19.4%	14.8%	16.4%

(*)	Reflects the impact of the April 2, 2020 issuance of $300 million of 5.25% Senior Notes due in April 2030.

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

Fixed charges are computed on a “total enterprise” basis. For purposes of calculating the ratios, “earnings (loss)” have been computed by adding to pretax earnings (loss) the fixed charges and the noncontrolling interests in earnings of subsidiaries having fixed charges and the undistributed equity in earnings or losses of investees. Fixed charges include interest (including annuity benefits as indicated), amortization of debt premium/discount and expense, preferred dividend and distribution requirements of subsidiaries and a portion of rental expense deemed to be representative of the interest factor. The ratio of core earnings to fixed charges excluding annuity benefits and the ratio of earnings (loss) to fixed charges excluding and including annuity benefits are shown in the table below:

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Ratio of core earnings to fixed charges excluding annuity benefits	11.15	12.78
Impact of non-core items	(29.95)	1.83
Ratio of earnings to fixed charges excluding annuity benefits	*	14.61
Impact of including interest on annuities as a fixed charge	(18.47)	(12.76)
Ratio of earnings to fixed charges including annuity benefits	*	1.85

*	Earnings for the three months ended March 31, 2020 were insufficient to cover fixed charges by $396 million.

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

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities	$532	$454
Net cash used in investing activities	(1,653)	(684)
Net cash provided by financing activities	480	715
Net change in cash and cash equivalents	$(641)	$485

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $89 million during the first three months of 2020 and $16 million in the first three months of 2019, accounting for a $73 million increase in cash flows from operating activities in the 2020 period compared to the 2019 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $443 million in the first three months of 2020 compared to $438 million in the first three months of 2019, an increase of $5 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $1.65 billion for the first three months of 2020 compared to $684 million in the first three months of 2019, an increase of $969 million. As discussed below (under net cash provided by financing activities), AFG’s annuity segment had net cash flows from annuity policyholders of $612 million in the first three months of 2020 and $626 million in the first three months of 2019. In addition, AFG’s cash on hand decreased by $641 million in the first three months of 2020 as AFG opportunistically invested a large portion of its cash on hand when credit spreads widened in March of 2020 compared to an increase of $485 million in the first three months of 2019 when AFG held more cash due to fewer attractive investment opportunities. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $44 million use of cash in the first three months of 2020 compared to an $18 million use of cash in the 2019 period, accounting for an $26 million increase in net cash used in investing activities in the first three months of 2020 compared to the same 2019 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, issuances and repurchases of common stock, and dividend payments. Net cash provided by financing activities was $480 million for the first three months of 2020 compared to $715 million in the first three months of 2019, a decrease of $235 million. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $612 million in the first three months of 2020 compared to $626 million in the first three months of 2019, accounting for a $14 million decrease in net cash provided by financing activities in the 2020 period compared to the 2019 period. In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059, the net proceeds of which contributed $121 million to net cash provided by financing activities in the first three months of 2019. During the first three months of 2020, AFG repurchased $61 million of its Common Stock compared to no share repurchases in the 2019 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities were $41 million in the first three months of 2020 compared to $3 million in the first three months of 2019, accounting for a $38 million decrease in net cash provided by financing activities in the 2020 period compared to the 2019 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2019 or the first three months of 2020.

On April 2, 2020, AFG issued $300 million of 5.25% Senior Notes due in April 2030 to increase liquidity and provide flexibility at the parent holding company. The net proceeds of the offering will be used for general corporate purposes.

During the first three months of 2020, AFG repurchased 826,283 shares of its Common Stock for $61 million. Through the date of this filing, AFG has not repurchased any additional shares.

In December 2019, AFG issued $200 million of 5.125% Subordinated Debentures due in December 2059. A portion of the net proceeds of the offering were used to redeem AFG’s $150 million outstanding principal amount of 6-1/4% Subordinated Debentures due in September 2054, at par value, with the remainder used for general corporate purposes.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At March 31, 2020, GALIC had $1.30 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.69% to 1.35% (average rate of 1.12% at March 31, 2020). While these advances

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

must be repaid between 2020 and 2025 ($165 million in 2020, $931 million in 2021 and $200 million in 2025), GALIC has the option to prepay all or a portion on the majority of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At March 31, 2020, GALIC estimated that it had additional borrowing capacity of approximately $550 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). At March 31, 2020, AFG could reduce the average crediting rate on approximately $31 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 118 basis points (on a weighted average basis). Annuity policies are subject to GMIRs at policy issuance. AFG has taken action to lower crediting rates on annuity policies near or after the end of the surrender charge period. The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	March 31,	December 31,
GMIR	2020	2019	2018
1 — 1.99%	83%	83%	80%
2 — 2.99%	3%	3%	4%
3 — 3.99%	7%	7%	8%
4.00% and above	7%	7%	8%

Annuity benefits accumulated (in millions)	$40,463	$40,406	$36,616

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Even in the current uncertain COVID-19 environment, management believes that the capital levels in AFG’s insurance subsidiaries are adequate to maintain its businesses and rating agency ratings. Should the current adverse financial conditions continue through 2020, AFG’s insurance subsidiaries will reduce dividend payments to AFG parent as needed to maintain sufficient capital at the insurance companies. Nonetheless, changes in statutory accounting rules, significant declines in the fair value of the insurance subsidiaries’ investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Investments
AFG’s investment portfolio at March 31, 2020, contained $46.13 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $96 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.25 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $306 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

published closing prices. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at March 31, 2020 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2020 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$46,230
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,849)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	850
Estimated pretax impact on accumulated other comprehensive income	(999)
Deferred income tax	210
Estimated after-tax impact on accumulated other comprehensive income	$(789)

Approximately 91% of the fixed maturities held by AFG at March 31, 2020, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk because, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for AFG’s MBS (including those classified as trading) at March 31, 2020, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4 years and 3 years, respectively.

	Amortized Cost, net (*)	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$494	$506	102%	$12	100%
Non-agency prime	1,359	1,383	102%	24	61%
Alt-A	904	918	102%	14	40%
Subprime	316	325	103%	9	28%
Commercial	892	907	102%	15	96%
	$3,965	$4,039	102%	$74	66%

(*)	Amortized cost, net of allowance for expected credit losses.

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At March 31, 2020, 96% (based on statutory carrying value of $3.92 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 15% of AFG’s fixed maturity portfolio at March 31, 2020. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2020, approximately 79% of the municipal bond portfolio was held in revenue bonds, with the remaining 21% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2020, is shown in the following table (dollars in millions). Approximately $1.17 billion of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2020.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$26,535	$18,427
Amortized cost of securities, net of allowance for expected credit losses	$25,117	$19,751
Gross unrealized gain (loss)	$1,418	$(1,324)
Fair value as % of amortized cost	106%	93%
Number of security positions	3,520	1,871
Number individually exceeding $2 million gain or loss	117	183
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$388	$(8)
Banks, savings and credit institutions	165	(33)
Mortgage-backed securities	153	(79)
Insurance	113	(29)
Other financials	97	(131)
Other asset-backed securities	65	(362)
Energy	19	(205)
Collateralized loan obligations	5	(306)
Percentage rated investment grade	95%	89%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2020, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	4%
After one year through five years	31%	12%
After five years through ten years	39%	24%
After ten years	12%	4%
	86%	44%
Collateralized loan obligations and other asset-backed securities (average life of approximately 4-1/2 years)	6%	47%
Mortgage-backed securities (average life of approximately 3-1/2 years)	8%	9%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2020
Securities with unrealized gains:
Exceeding $500,000 (830 securities)	$13,559	$1,036	108%
$500,000 or less (2,690 securities)	12,976	382	103%
	$26,535	$1,418	106%
Securities with unrealized losses:
Exceeding $500,000 (709 securities)	$11,374	$(1,172)	91%
$500,000 or less (1,162 securities)	7,053	(152)	98%
	$18,427	$(1,324)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2020
Investment grade fixed maturities with losses for:
Less than one year (1,231 securities)	$14,456	$(921)	94%
One year or longer (151 securities)	1,865	(179)	91%
	$16,321	$(1,100)	94%
Non-investment grade fixed maturities with losses for:
Less than one year (454 securities)	$2,030	$(209)	91%
One year or longer (35 securities)	76	(15)	84%
	$2,106	$(224)	90%

When a decline in the value of a specific investment is considered to be other-than-temporary, an allowance for credit losses (impairment) is charged to earnings (accounted for as a realized loss). The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2019 Form 10-K under Management’s Discussion and Analysis — “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2020. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2019 Form 10‑K.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2020
Assets:
Cash and investments	$53,381	$—	$(160)	(a)	$53,221
Assets of managed investment entities	—	4,026	—		4,026
Other assets	10,397	—	(1)	(a)	10,396
Total assets	$63,778	$4,026	$(161)		$67,643
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$12,914	$—	$—		$12,914
Annuity, life, accident and health benefits and reserves	41,070	—	—		41,070
Liabilities of managed investment entities	—	4,026	(161)	(a)	3,865
Long-term debt and other liabilities	4,747	—	—		4,747
Total liabilities	58,731	4,026	(161)		62,596

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,399	—	—		1,399
Retained earnings	3,616	—	—		3,616
Accumulated other comprehensive income, net of tax	32	—	—		32
Total shareholders’ equity	5,047	—	—		5,047
Noncontrolling interests	—	—	—		—
Total equity	5,047	—	—		5,047
Total liabilities and equity	$63,778	$4,026	$(161)		$67,643

December 31, 2019
Assets:
Cash and investments	$55,416	$—	$(164)	(a)	$55,252
Assets of managed investment entities	—	4,736	—		4,736
Other assets	10,143	—	(1)	(a)	10,142
Total assets	$65,559	$4,736	$(165)		$70,130
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,062	$—	$—		$13,062
Annuity, life, accident and health benefits and reserves	41,018	—	—		41,018
Liabilities of managed investment entities	—	4,736	(165)	(a)	4,571
Long-term debt and other liabilities	5,210	—	—		5,210
Total liabilities	59,290	4,736	(165)		63,861

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,397	—	—		1,397
Retained earnings	4,009	—	—		4,009
Accumulated other comprehensive income, net of tax	863	—	—		863
Total shareholders’ equity	6,269	—	—		6,269
Noncontrolling interests	—	—	—		—
Total equity	6,269	—	—		6,269
Total liabilities and equity	$65,559	$4,736	$(165)		$70,130

(a)	Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2020
Revenues:
Insurance net earned premiums	$1,209	$—	$—		$1,209
Net investment income	508	—	36	(b)	544
Realized gains (losses) on securities	(551)	—	—		(551)
Income (loss) of managed investment entities:
Investment income	—	59	—		59
Gain (loss) on change in fair value of assets/liabilities	—	—	(43)	(b)	(43)
Other income	61	—	(4)	(c)	57
Total revenues	1,227	59	(11)		1,275
Costs and Expenses:
Insurance benefits and expenses	1,516	—	—		1,516
Expenses of managed investment entities	—	59	(11)	(b)(c)	48
Interest charges on borrowed money and other expenses	99	—	—		99
Total costs and expenses	1,615	59	(11)		1,663
Earnings (loss) before income taxes	(388)	—	—		(388)
Provision (credit) for income taxes	(84)	—	—		(84)
Net earnings (loss), including noncontrolling interests	(304)	—	—		(304)
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	—	—		(3)
Net earnings (loss) attributable to shareholders	$(301)	$—	$—		$(301)

Three months ended March 31, 2019
Revenues:
Insurance net earned premiums	$1,173	$—	$—		$1,173
Net investment income	553	—	(11)	(b)	542
Realized gains (losses) on securities	184	—	—		184
Income (loss) of managed investment entities:
Investment income	—	69	—		69
Gain (loss) on change in fair value of assets/liabilities	—	(5)	5	(b)	—
Other income	59	—	(3)	(c)	56
Total revenues	1,969	64	(9)		2,024
Costs and Expenses:
Insurance benefits and expenses	1,430	—	—		1,430
Expenses of managed investment entities	—	64	(9)	(b)(c)	55
Interest charges on borrowed money and other expenses	126	—	—		126
Total costs and expenses	1,556	64	(9)		1,611
Earnings (loss) before income taxes	413	—	—		413
Provision (credit) for income taxes	87	—	—		87
Net earnings (loss), including noncontrolling interests	326	—	—		326
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	—	—		(3)
Net earnings (loss) attributable to shareholders	$329	$—	$—		$329

(a)
Includes losses of $36 million in the first three months of 2020 and income of $11 million in the first three months of 2019, representing the change in fair value of AFG’s CLO investments plus $4 million and $3 million in the first three months of 2020 and 2019, respectively, in CLO management fees earned.

(b)
Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million and $6 million in the first three months of 2020 and 2019, respectively, in distributions recorded as interest expense by the CLOs.

(c)	Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS

General
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) and significant tax benefits (charges) related to subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as the Neon exited lines discussed below and for asbestos and environmental exposures, are excluded from core earnings.

Beginning prospectively with the second quarter of 2019, AFG’s core net operating earnings for its annuity segment excludes unlocking, the impact of changes in the fair value of derivatives related to fixed-indexed annuities (“FIAs”), and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs (“annuity non-core earnings (losses)”). Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of FIA liabilities that management believes can be inconsistent with the long-term economics of this growing portion of AFG’s annuity business. Management believes that separating these impacts as “non-core” will provide investors with a better view of the fundamental performance of the business, and a more comparable measure of the annuity segment’s business compared to the results identified as “core” by its peers. Core net operating earnings for the annuity segment for the first quarter of 2019 and prior periods were not adjusted, so results for the three months ended March 31, 2020 are not directly comparable to the three months ended March 31, 2019. The impact of the items now considered annuity non-core earnings (losses) on prior periods is highlighted in the discussion following the reconciliation of net earnings (loss) attributable to shareholders to core net operating earnings.

In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. Neon and its predecessor, Marketform, have failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), beginning prospectively with the first quarter of 2020, AFG’s core net operating earnings for its property and casualty insurance segment excludes the run-off operations of Neon (“Neon exited lines”). The Neon exited lines impact is highlighted in the discussion following the reconciliation of net earnings (loss) attributable to shareholders to core net operating earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table (in millions, except per share amounts) identifies non-core items and reconciles net earnings (loss) attributable to shareholders to core net operating earnings, a non-GAAP financial measure. AFG believes core net operating earnings is a useful tool for investors and analysts in analyzing ongoing operating trends and for management to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business.

	Three months ended March 31,
	2020	2019
Components of net earnings (loss) attributable to shareholders:
Core operating earnings before income taxes	$211	$229
Pretax non-core items:
Realized gains (losses) on securities	(551)	184
Annuity non-core earnings (losses) (a)	(38)	—
Neon exited lines (b)	(10)	—
Earnings (loss) before income taxes	(388)	413
Provision (credit) for income taxes:
Core operating earnings	40	48
Non-core items:
Realized gains (losses) on securities	(116)	39
Annuity non-core earnings (losses) (a)	(8)	—
Total provision for income taxes	(84)	87
Net earnings (loss), including noncontrolling interests	(304)	326
Less net earnings (loss) attributable to noncontrolling interests:
Core operating earnings	—	(3)
Neon exited lines (b)	(3)	—
Total net earnings (loss) attributable to noncontrolling interests	(3)	(3)
Net earnings (loss) attributable to shareholders	$(301)	$329

Net earnings (loss):
Core net operating earnings	$171	$184
Realized gains (losses) on securities	(435)	145
Annuity non-core earnings (losses) (a)	(30)	—
Neon exited lines (b)	(7)	—
Net earnings (loss) attributable to shareholders	$(301)	$329

Diluted per share amounts:
Core net operating earnings	$1.88	$2.02
Realized gains (losses) on securities	(4.81)	1.61
Annuity non-core earnings (losses) (a)	(0.34)	—
Neon exited lines (b)	(0.07)	—
Net earnings (loss) attributable to shareholders	$(3.34)	$3.63

(a)
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

(b)	As discussed above, beginning prospectively with the first quarter of 2020, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Because AFG’s limited partnerships and similar investments accounted for using the equity method are reported on a quarter lag, the second quarter returns will reflect March 31, 2020 valuations provided by third party sources and will incorporate the downturn in financial markets during the first quarter.

Net earnings (loss) attributable to shareholders was a loss of $301 million in the first three months of 2020 compared to earnings of $329 million in the first three months of 2019 reflecting net realized losses on securities in the 2020 period

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

compared to net realized gains in the 2019 period, and lower core net operating earnings. In addition, net earnings (loss) attributable to shareholders includes after-tax losses of $30 million in the first three months of 2020 from the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) beginning with the second quarter of 2019. Excluding the $9 million after-tax negative impact of these items on results for the first three months of 2019, core net operating earnings for the first three months of 2020 decreased $22 million compared to the first three months of 2019 reflecting the negative impact of the COVID-19 pandemic on partnerships and similar investments and AFG-managed CLOs in both the property and casualty insurance and annuity segments, partially offset by lower holding company expenses. Realized gains (losses) on securities in the first three months of 2020 and 2019 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Segmented Statement of Earnings
AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2020 and 2019 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (c)	GAAP Total
Three months ended March 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,138	$—	$—	$—	$1,138	$—	$71	$1,209
Net investment income	99	422	36	(7)	550	—	(6)	544
Realized gains (losses) on securities	—	—	—	—	—	(551)	—	(551)
Income (loss) of MIEs:
Investment income	—	—	59	—	59	—	—	59
Gain (loss) on change in fair value of assets/liabilities	—	—	(43)	—	(43)	—	—	(43)
Other income	5	35	(4)	21	57	—	—	57
Total revenues	1,242	457	48	14	1,761	(551)	65	1,275

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	667	—	—	—	667	—	40	707
Commissions and other underwriting expenses	383	—	—	5	388	—	32	420
Annuity benefits	—	287	—	(8)	279	(3)	—	276
Annuity and supplemental insurance acquisition expenses	—	71	—	1	72	41	—	113
Interest charges on borrowed money	—	—	—	17	17	—	—	17
Expenses of MIEs	—	—	48	—	48	—	—	48
Other expenses	11	32	—	36	79	—	3	82
Total costs and expenses	1,061	390	48	51	1,550	38	75	1,663
Earnings (loss) before income taxes	181	67	—	(37)	211	(589)	(10)	(388)
Provision (credit) for income taxes	38	14	—	(12)	40	(124)	—	(84)
Net earnings (loss), including noncontrolling interests	143	53	—	(25)	171	(465)	(10)	(304)
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Core Net Operating Earnings (Loss)	143	53	—	(25)	171
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(435)	(435)	435	—	—
Annuity non-core earnings (losses), net of tax (b)	—	(30)	—	—	(30)	30	—	—
Neon exited lines (c)	(7)	—	—	—	(7)	—	7	—
Net Earnings (Loss) Attributable to Shareholders	$136	$23	$—	$(460)	$(301)	$—	$—	$(301)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—	$—	$1,173	$—	$1,173
Net investment income	104	435	(11)	14	542	—	542
Realized gains (losses) on securities	—	—	—	—	—	184	184
Income (loss) of MIEs:
Investment income	—	—	69	—	69	—	69
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—	—
Other income	3	28	(3)	28	56	—	56
Total revenues	1,280	463	55	42	1,840	184	2,024

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	692	—	—	—	692	—	692
Commissions and other underwriting expenses	394	—	—	5	399	—	399
Annuity benefits	—	312	—	(1)	311	—	311
Annuity and supplemental insurance acquisition expenses	—	26	—	2	28	—	28
Interest charges on borrowed money	—	—	—	16	16	—	16
Expenses of MIEs	—	—	55	—	55	—	55
Other expenses	12	35	—	63	110	—	110
Total costs and expenses	1,098	373	55	85	1,611	—	1,611
Earnings (loss) before income taxes	182	90	—	(43)	229	184	413
Provision (credit) for income taxes	37	19	—	(8)	48	39	87
Net earnings (loss), including noncontrolling interests	145	71	—	(35)	181	145	326
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	—	—	—	(3)	—	(3)
Core Net Operating Earnings (Loss)	148	71	—	(35)	184
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	145	145	(145)	—
Net Earnings (Loss) Attributable to Shareholders	$148	$71	$—	$110	$329	$—	$329

(a)	See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

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

(c)	As discussed under “Results of Operations — General,” beginning with the first quarter of 2020, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

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

AFG’s property and casualty insurance operations contributed $171 million in GAAP pretax earnings in the first three months of 2020 compared to $182 million in the first three months of 2019, a decrease of $11 million (6%). Property and casualty core pretax earnings were $181 million in the first three months of 2020 compared to $182 million in the first three months of 2019, a decrease of $1 million (1%). The decrease in both GAAP and core pretax earnings reflects lower net investment income in the first three months of 2020 compared to the first three months of 2019 due primarily to the impact of financial market disruption on earnings (losses) from partnerships and similar investments and AFG-managed CLOs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three months ended March 31,
	2020	2019	% Change
Gross written premiums	$1,526	$1,535	(1%)
Reinsurance premiums ceded	(361)	(388)	(7%)
Net written premiums	1,165	1,147	2%
Change in unearned premiums	(27)	26	(204%)
Net earned premiums	1,138	1,173	(3%)
Loss and loss adjustment expenses	667	692	(4%)
Commissions and other underwriting expenses	383	394	(3%)
Core underwriting gain	88	87	1%

Net investment income	99	104	(5%)
Other income and expenses, net	(6)	(9)	(33%)
Core earnings before income taxes	181	182	(1%)
Pretax non-core Neon exited lines (*)	(10)	—	—%
GAAP earnings before income taxes	$171	$182	(6%)

(*)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are being treated as non-core earnings (losses) prospectively beginning in 2020. Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the three months ended March 31, 2020 (in millions):

	Three months ended March 31, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$1,526	$56	$1,582
Reinsurance premiums ceded	(361)	(57)	(418)
Net written premiums	1,165	(1)	1,164
Change in unearned premiums	(27)	72	45
Net earned premiums	1,138	71	1,209
Loss and loss adjustment expenses	667	40	707
Commissions and other underwriting expenses	383	32	415
Underwriting gain (loss)	88	(1)	87

Net investment income	99	(6)	93
Other income and expenses, net	(6)	(3)	(9)
Earnings (loss) before income taxes	$181	$(10)	$171

	Three months ended March 31,
	2020	2019	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	58.5%	58.9%	(0.4%)
Underwriting expense ratio	33.7%	33.6%	0.1%
Combined ratio	92.2%	92.5%	(0.3%)

Aggregate — including exited lines
Loss and LAE ratio	58.5%	59.0%	(0.5%)
Underwriting expense ratio	34.3%	33.6%	0.7%
Combined ratio	92.8%	92.6%	0.2%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.58 billion for the first three months of 2020 compared to $1.54 billion for the first three months of 2019, an increase of $47 million (3%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2020		2019
	GWP	%	GWP	%	% Change
Property and transportation	$494	31%	$439	29%	13%
Specialty casualty	849	54%	912	59%	(7%)
Specialty financial	183	11%	184	12%	(1%)
Total specialty	1,526	96%	1,535	100%	(1%)
Neon exited lines	56	4%	—	—%	—%
Aggregate	$1,582	100%	$1,535	100%	3%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 26% of gross written premiums for the first three months of 2020 compared to 25% of gross written premiums for the first three months of 2019, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2020		2019		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(108)	22%	$(95)	22%	—%
Specialty casualty	(263)	31%	(286)	31%	—%
Specialty financial	(34)	19%	(39)	21%	(2%)
Other specialty	44		32
Total specialty	(361)	24%	(388)	25%	(1%)
Neon exited lines	(57)	102%	—	—%	102%
Aggregate	$(418)	26%	$(388)	25%	1%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.16 billion for the first three months of 2020 compared to $1.15 billion three months of 2019, an increase of $17 million (1%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2020		2019
	NWP	%	NWP	%	% Change
Property and transportation	$386	33%	$344	30%	12%
Specialty casualty	586	50%	626	55%	(6%)
Specialty financial	149	13%	145	13%	3%
Other specialty	44	4%	32	2%	38%
Total specialty	1,165	100%	1,147	100%	2%
Neon exited lines	(1)	—%	—	—%	—%
Aggregate	$1,164	100%	$1,147	100%	1%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.21 billion for the first three months of 2020 compared to $1.17 billion for the first three months of 2019, an increase of $36 million (3%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2020		2019
	NEP	%	NEP	%	% Change
Property and transportation	$386	32%	$361	31%	7%
Specialty casualty	556	46%	629	54%	(12%)
Specialty financial	156	13%	146	12%	7%
Other specialty	40	3%	37	3%	8%
Total specialty	1,138	94%	1,173	100%	(3%)
Neon exited lines	71	6%	—	—%	—%
Aggregate	$1,209	100%	$1,173	100%	3%

Gross written premiums for the first three months of 2020 increased $47 million compared to the first three months of 2019. Overall average renewal rates increased approximately 7% in the first three months of 2020. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 11%.

Property and transportation Gross written premiums increased $55 million (13%) in the first three months of 2020 compared to the first three months of 2019, due primarily to new business opportunities in the transportation, property and inland marine and ocean marine businesses, as well as new premiums from the addition of the Atlas paratransit business, partially offset by declines in passenger transportation premiums caused by the COVID-19 pandemic. Average renewal rates increased approximately 6% for this group in the first three months of 2020. Reinsurance premiums ceded as a percentage of gross written premiums were comparable for the first three months of 2020 and the first three months of 2019.

Specialty casualty Gross written premiums decreased $63 million (7%) in the first three months of 2020 compared to the first three months of 2019 due primarily to the run-off of Neon. Excluding the impact of $159 million in gross written premiums from the Neon exited lines in the first three months of 2019, gross written premiums increased 13% in the first three months of 2020 compared to the first three months of 2019. This increase reflects growth in the excess and surplus lines and excess liability businesses, primarily the result of rate increases, new business opportunities, and higher retentions on renewal business. This growth was partially offset by lower premiums in the workers’ compensation businesses. Average renewal rates increased approximately 8% for this group in the first three months of 2020. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 17%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable for the first three months of 2020 and the first three months of 2019. Excluding the impact of the Neon exited lines, reinsurance premiums ceded as a percentage of gross written premiums increased 6% in the first three months of 2020 compared to the first three months

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

of 2019 reflecting growth in the excess and surplus and excess liability businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums decreased $1 million (1%) in the first three months of 2020 compared to the first three months of 2019 due primarily to lower premiums in the financial institutions business, partially offset by higher premiums in the surety business. Average renewal rates increased approximately 5% for this group in the first three months of 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the first three months of 2020 compared to the first three months of 2019, reflecting lower cessions in the financial institutions business due to reduced gross written premiums in certain lines of business that are 100% reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $12 million (38%) in the first three months of 2020 compared to the first three months of 2019, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended March 31,			Three months ended March 31,
	2020	2019	Change	2020	2019
Property and transportation
Loss and LAE ratio	61.4%	62.2%	(0.8%)
Underwriting expense ratio	31.5%	26.8%	4.7%
Combined ratio	92.9%	89.0%	3.9%
Underwriting profit				$27	$39

Specialty casualty
Loss and LAE ratio	61.1%	61.6%	(0.5%)
Underwriting expense ratio	29.6%	32.6%	(3.0%)
Combined ratio	90.7%	94.2%	(3.5%)
Underwriting profit				$52	$36

Specialty financial
Loss and LAE ratio	38.0%	38.2%	(0.2%)
Underwriting expense ratio	51.1%	53.2%	(2.1%)
Combined ratio	89.1%	91.4%	(2.3%)
Underwriting profit				$17	$13

Total Specialty
Loss and LAE ratio	58.5%	58.9%	(0.4%)
Underwriting expense ratio	33.7%	33.6%	0.1%
Combined ratio	92.2%	92.5%	(0.3%)
Underwriting profit				$89	$88

Aggregate — including exited lines
Loss and LAE ratio	58.5%	59.0%	(0.5%)
Underwriting expense ratio	34.3%	33.6%	0.7%
Combined ratio	92.8%	92.6%	0.2%
Underwriting profit				$87	$87

The Specialty property and casualty insurance operations generated an underwriting profit of $89 million in the first three months of 2020 compared to $88 million in the first three months of 2019, an increase of $1 million (1%). The higher underwriting profit in the first three months of 2020 reflects higher underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Property and transportation sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Underwriting profit for this group was $27 million for the first three months of 2020 compared to $39 million for the first three months of 2019, a decrease of $12 million (31%). This decrease reflects lower underwriting profit in the crop business.

Specialty casualty Underwriting profit for this group was $52 million for the first three months of 2020 compared to $36 million for the first three months of 2019, an increase of $16 million (44%). This increase reflects higher underwriting profits in the executive liability and workers’ compensation businesses, due primarily to higher net favorable reserve development, as well as the impact of $10 million of underwriting losses at Neon in the first three months of 2019. Higher net adverse reserve development in the excess and surplus lines and public sector businesses partially offset these results. Excluding the impact of the Neon exited lines, underwriting profit for the Specialty casualty sub-segment increased $6 million (13%) in the first three months of 2020 compared to the first three months of 2019.

Specialty financial Underwriting profit for this group was $17 million for the first three months of 2020 compared to $13 million in the first three months of 2019, an increase of $4 million (31%), reflecting higher underwriting profitability in the financial institutions business, partially offset by lower underwriting profitability in the fidelity business.

Other specialty This group reported an underwriting loss of $7 million in the first three months of 2020 compared to an underwriting profit of less than $1 million in the first three months of 2019, reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first three months of 2020 compared to the first three months of 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.5% for the first three months of 2020 compared to 59.0% for the first three months of 2019, a decrease of 0.5 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2020	2019	2020	2019	Ratio
Property and transportation
Current year, excluding catastrophe losses	$253	$242	65.4%	66.8%	(1.4%)
Prior accident years development	(24)	(26)	(6.2%)	(7.2%)	1.0%
Current year catastrophe losses	8	9	2.2%	2.6%	(0.4%)
Property and transportation losses and LAE and ratio	$237	$225	61.4%	62.2%	(0.8%)

Specialty casualty
Current year, excluding catastrophe losses	$364	$400	65.4%	63.7%	1.7%
Prior accident years development	(24)	(13)	(4.3%)	(2.2%)	(2.1%)
Current year catastrophe losses	—	1	—%	0.1%	(0.1%)
Specialty casualty losses and LAE and ratio	$340	$388	61.1%	61.6%	(0.5%)

Specialty financial
Current year, excluding catastrophe losses	$60	$60	38.6%	41.1%	(2.5%)
Prior accident years development	(2)	(6)	(1.2%)	(4.3%)	3.1%
Current year catastrophe losses	1	2	0.6%	1.4%	(0.8%)
Specialty financial losses and LAE and ratio	$59	$56	38.0%	38.2%	(0.2%)

Total Specialty
Current year, excluding catastrophe losses	$705	$725	61.9%	61.8%	0.1%
Prior accident years development	(48)	(46)	(4.2%)	(4.0%)	(0.2%)
Current year catastrophe losses	9	12	0.8%	1.1%	(0.3%)
Total Specialty losses and LAE and ratio	$666	$691	58.5%	58.9%	(0.4%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$740	$725	61.2%	61.8%	(0.6%)
Prior accident years development	(42)	(45)	(3.5%)	(3.9%)	0.4%
Current year catastrophe losses	9	12	0.8%	1.1%	(0.3%)
Aggregate losses and LAE and ratio	$707	$692	58.5%	59.0%	(0.5%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.9% for the first three months of 2020 compared to 61.8% for the first three months of 2019, an increase of 0.1 percentage points.

Property and transportation   The 1.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio at National Interstate, due primarily to rate increases in the 2020 first quarter, and a decrease in the loss and LAE ratio in the Singapore branch for the first three months of 2020 compared to the first three months of 2019.

Specialty casualty   The 1.7 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects the impact of the Neon exited lines in the first three months of 2019, which have a lower loss and LAE ratio than many of the other businesses in the Specialty casualty group. Excluding the impact of the Neon exited

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

lines, the loss and LAE ratio for the current year, excluding catastrophe losses is comparable in the first three months of 2020 and the first three months of 2019.

Specialty financial The 2.5 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions and equipment leasing businesses, partially offset by an increase in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $48 million in the first three months of 2020 compared to $46 million in the first three months of 2019, an increase of $2 million (4%).

Property and transportation Net favorable reserve development of $24 million in the first three months of 2020 reflects lower than expected losses in the crop business and lower than anticipated claim frequency and severity at National Interstate, partially offset by higher than expected claim severity in the property and inland marine business. Net favorable reserve development of $26 million in the first three months of 2019 reflects lower than expected losses in the crop business and lower than expected claim frequency and severity in the transportation businesses.

Specialty casualty Net favorable reserve development of $24 million in the first three months of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency and severity in the executive liability business, partially offset by higher than expected claim frequency and severity in the excess and surplus lines businesses and higher than expected claim severity in the public sector business. Net favorable reserve development of $13 million in the first three months of 2019 reflects lower than anticipated claim severity in the workers’ compensation business, partially offset by higher than expected claim severity in the targeted markets businesses and higher than expected losses at Neon.

Specialty financial Net favorable reserve development was $2 million in the first three months of 2020. Net favorable reserve development of $6 million in the first three months of 2019 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $2 million in the first three months of 2020 and net favorable reserve development of $1 million in the first three months of 2019, reflecting the amortization of the deferred gain on the retroactive insurance transaction entered into in connection with the sale of businesses in 1998 and 2001 and reserve development associated with AFG’s internal reinsurance program.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $5 million in the first three months of 2020 from the Neon exited lines and net adverse reserve development of $1 million in both the first three months of 2020 and the first three months of 2019 related to other business outside of the Specialty group that AFG no longer writes.

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

Catastrophe losses of $9 million in the first three months of 2020 resulted primarily from storms and tornadoes in multiple regions of the United States. Catastrophe losses of $12 million in the first three months of 2019 resulted primarily from winter storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $415 million in the first three months of 2020 compared to $394 million for the first three months of 2019, an increase of $21 million (5%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 34.3% for the first three months of 2020 compared to 33.6% for the first three months of 2019, an increase of 0.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2020		2019		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$122	31.5%	$97	26.8%	4.7%
Specialty casualty	164	29.6%	205	32.6%	(3.0%)
Specialty financial	80	51.1%	77	53.2%	(2.1%)
Other specialty	17	43.8%	15	39.2%	4.6%
Total specialty	383	33.7%	394	33.6%	0.1%
Neon exited lines	32		—
Aggregate	$415	34.3%	$394	33.6%	0.7%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 4.7 percentage points in the first three months of 2020 compared to the first three months of 2019 reflecting lower profitability-based ceding commissions received from reinsurers in the crop business in the first three months of 2020 compared to the first three months of 2019.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.0 percentage points in the first three months of 2020 compared to the first three months of 2019 due to the runoff of Neon. Neon has a higher expense ratio than many of the other businesses in the Specialty casualty sub-segment. Excluding Neon exited lines, the underwriting expense ratio is comparable between periods for this group.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.1 percentage points in the first three months of 2020 compared to the first three months of 2019 reflecting lower profitability-based commission paid to agents in the financial institutions business.

Property and Casualty Net Investment Income
Excluding the Neon exited lines, net investment income in AFG’s property and casualty insurance operations was $99 million in the first three months of 2020 compared to $104 million in the first three months of 2019, a decrease of $5 million (5%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2020	2019	Change	% Change
Net investment income	$99	$104	$(5)	(5%)

Average invested assets (at amortized cost)	$11,457	$10,997	$460	4%

Yield (net investment income as a % of average invested assets)	3.46%	3.78%	(0.32%)

Tax equivalent yield (*)	3.58%	3.96%	(0.38%)

(*)	Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The property and casualty insurance segment’s decrease in net investment income for the first three months of 2020 compared to the first three months of 2019 reflects lower earnings from partnerships and similar investments and AFG-managed CLOs in the first three months of 2020 as a result of the negative impact of the COVID-19 pandemic on financial markets, partially offset by growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.46% for the first three months of 2020 compared to 3.78% for the first three months of 2019, a decrease of 0.32 percentage points. AFG’s property and casualty insurance operations recorded $3 million in earnings from partnerships and similar investments and AFG-managed CLOs in the first three months of 2020 compared to $8 million in the first three months of 2019, a decrease of $5 million (63%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was 1.4% in the first three months of 2020 compared to 4.7% in the prior year period. Because the property and casualty segment’s partnerships and similar investments accounted for using the equity method are reported on a quarter lag, the second quarter 2020 returns on those investments will reflect the financial results and valuations for the quarter ended March 31, 2020, including the impact of the downturn in financial markets during the first quarter.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $6 million loss in net investment income, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $6 million for the first three months of 2020 compared to $9 million for the first three months of 2019, a decrease of $3 million (33%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2020	2019
Other income	$5	$3
Other expenses
Amortization of intangibles	3	3
Other	8	9
Total other expenses	11	12
Other income and expenses, net	$(6)	$(9)

In addition to the property and casualty segment’s other incomes and expenses from ongoing operations discussed above, the Neon exited lines incurred $3 million in other expenses during the first three months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $29 million in GAAP pretax earnings in the first three months of 2020 compared to $90 million in the first three months of 2019, a decrease of $61 million (68%). This decrease in AFG’s GAAP annuity segment results for the first three months of 2020 as compared to the first three months of 2019 is due primarily to the negative impact of the significant decrease in both credit and equity markets on earnings (losses) from partnerships and similar investments and AFG-managed CLOs. The decrease in the financial markets also had a negative impact on liabilities for annuities with guaranteed withdrawal benefits and on the fair value of derivatives related to FIAs in the 2020 period compared to the impact of strong market performance in the 2019 period. This decrease was partially offset by the favorable impact of higher than anticipated interest rates on the fair value of derivatives related to FIAs in the 2020 period compared to the unfavorable impact of lower than anticipated interest rates in the 2019 period and growth in the annuity business.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three months ended March 31,
	2020	2019	% Change
Revenues:
Net investment income	$422	$435	(3%)
Other income:
Guaranteed withdrawal benefit fees	17	16	6%
Policy charges and other miscellaneous income (a)	18	12	50%
Total revenues	457	463	(1%)

Costs and Expenses:
Annuity benefits (a)(b)	287	312	(8%)
Acquisition expenses (a)	71	26	173%
Other expenses	32	35	(9%)
Total costs and expenses	390	373	5%
Core earnings before income taxes	67	90	(26%)
Pretax non-core earnings (losses) (a)	(38)	—	—%
GAAP earnings before income taxes	$29	$90	(68%)

(a)
As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first three months of 2020, annuity benefits exclude the $3 million favorable impact of these items and acquisition expenses excludes the related $41 million unfavorable impact on the amortization of deferred policy acquisition costs.

(b)	Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity core earnings before income taxes were $67 million in the first three months of 2020 compared to $90 million in the first three months of 2019, a decrease of $23 million (26%). As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first three months of 2020, the annuity segment’s core earnings before income taxes excludes $38 million in pretax losses related to these items. Since annuity core earnings for the first quarter of 2019 were not adjusted, the annuity segment’s core earnings before income taxes for the first three months of 2019 includes the $11 million negative impact from these items in that period. Excluding the $11 million negative impact of these items on results for the first three months of 2019, annuity core net operating earnings were $67 million for the first three months of 2020 compared to $101 million for the first three months of 2019, reflecting the negative impact of the significant decrease in both the credit and equity markets on earnings (losses) from partnerships and similar investments and AFG-managed CLOs in the 2020 quarter, partially offset by growth in the business. The table below highlights the impact of changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Three months ended March 31,
	2020	2019	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$67	$101	(34%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	13	(95)	(114%)
Accretion of guaranteed minimum FIA benefits	(105)	(99)	6%
Other annuity benefits	(55)	8	(788%)
Less cost of equity options	150	141	6%
Related impact on the amortization of deferred policy acquisition costs	(41)	34	(221%)
Earnings before income taxes	$29	$90	(68%)
Annuity benefits consisted of the following (dollars in millions):

	Three months ended March 31,
	2020			2019			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$103	$—	$103	$95	$—	$95	8%
Accretion of guaranteed minimum FIA benefits	—	105	105	99	—	99	6%
Interest credited — fixed component of variable annuities	1	—	1	1	—	1	—%
Cost of equity options	150	(150)	—	—	—	—	—%
Other annuity benefits:
Amortization of sales inducements	2	1	3	4	—	4	(25%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	—	44	44	(12)	—	(12)	(467%)
Accretion of benefits and other	25	—	25	19	—	19	32%
Change in expected death and annuitization reserves and other	6	—	6	7	—	7	(14%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	10	10	4	—	4	150%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	(647)	(647)	462	—	462	(240%)
Equity option mark-to-market	—	634	634	(367)	—	(367)	(273%)
Impact of derivatives related to FIAs	—	(13)	(13)	95	—	95	(114%)

Total annuity benefits	$287	$(3)	$284	$312	$—	$312	(9%)

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

	Three months ended March 31,
	2020	2019
Interest credited — fixed	$103	$95
Include cost of equity options	150	141
Cost of funds	253	236

Interest credited — fixed component of variable annuities	1	1
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	33	30
	287	267
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates over or under option costs:
Impact of derivatives related to FIAs	(13)	95
Accretion of guaranteed minimum FIA benefits	105	99
Other annuity benefits — impact of the stock market and interest rates on FIAs	55	(8)
Less cost of equity options (included in cost of funds)	(150)	(141)
Total annuity benefits expense	$284	$312

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended March 31,
	2020	2019	% Change
Average fixed annuity investments (at amortized cost)	$40,073	$36,991	8%
Average fixed annuity benefits accumulated	40,139	37,078	8%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.19%	4.68%
Cost of funds	(2.52%)	(2.54%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.14%)	(0.14%)
Net interest spread	1.53%	2.00%

Policy charges and other miscellaneous income (*)	0.15%	0.09%
Acquisition expenses (*)	(0.67%)	(0.65%)
Other expenses	(0.32%)	(0.36%)
Net spread earned on fixed annuities excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	0.69%	1.08%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs:
Included in core	—%	(0.12%)
Annuity non-core earnings (losses)	(0.38%)	—%
Net spread earned on fixed annuities	0.31%	0.96%

(*)
Excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first three months of 2020 was $422 million compared to $435 million for the first three months of 2019, a decrease of $13 million (3%). This decrease reflects the impact of the significant decline in both credit and equity markets on the annuity segment’s earnings (losses) from partnerships and similar investments and AFG-managed CLOs, partially offset by growth in AFG’s annuity business. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.49 percentage points to 4.19% from 4.68% in the first three months of 2020 compared to the first three months of 2019. The decrease in the net investment yield between periods reflects the negative impact of lower earnings from partnerships and similar investments and AFG-managed CLOs in the first quarter of 2020, along with the impact of the run-off of higher yielding investments and higher cash balances. AFG’s annuity segment recorded $6 million in losses from partnerships and similar investments and AFG-managed CLOs in the first three months of 2020 compared to $29 million in earnings in the first three months of 2019, a change of $35 million (121%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was a negative yield of 1.9% in the first three months of 2020 compared to a positive yield of 10.9% in the prior year period. Because the annuity segment’s partnerships and similar investments accounted for using the equity method are reported on a quarter lag, the second quarter 2020 returns from those investments will reflect the financial results and valuations as of March 31, 2020, including the downturn in financial markets during the first quarter.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Cost of Funds
Cost of funds for the first three months of 2020 was $253 million compared to $236 million for the first three months of 2019, an increase of $17 million (7%). This increase reflects growth in the annuity business. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.02 percentage points to 2.52% in the first three months of 2020 from 2.54% in the first three months of 2019 reflecting lower renewal option costs.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Three months ended March 31,
	2020	2019
Cost of equity options (FIAs)	$150	$141
Interest credited:
Traditional fixed annuities	63	59
Fixed component of fixed-indexed annuities	25	22
Immediate annuities	6	6
Pension risk transfer products	4	1
Federal Home Loan Bank advances	5	7
Total cost of funds	$253	$236

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of the stock market and interest rates, for the first three months of 2020 were $16 million compared to $14 million for the first three months of 2019, an increase of $2 million (14%). As a percentage of average fixed annuity benefits accumulated, these net expenses were 0.14% in both the first three months of 2020 and the first three months of 2019. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended March 31,
	2020	2019
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$2	$4
Change in guaranteed withdrawal benefit reserve	25	19
Change in other benefit reserves	6	7
Other annuity benefits	33	30
Offset guaranteed withdrawal benefit fees	(17)	(16)
Other annuity benefits excluding the impact of the stock market and interest rates, net	16	14
Other annuity benefits — impact of the stock market and interest rates	(55)	8
Other annuity benefits, net	$(39)	$22

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits increases when the benefit of stock market participation decreases. As shown in the table above, changes in the stock market and interest rates decreased AFG’s guaranteed withdrawal benefit reserve by $55 million in the first three months of 2020 compared to an increase of $8 million in the first three months of 2019. This $63 million (788%) change was the primary cause of the $61 million overall change in other annuity benefits, net of guaranteed withdrawal fees in the first three months of 2020 compared to the first three months of 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.47 percentage points to 1.53% from 2.00% in the first three months of 2020 compared to the same period in 2019 due primarily to the negative impact of the significant decline in credit and equity markets on earnings (losses) from partnerships and similar investments and AFG-managed CLOs in the first three months of 2020. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and equity index call option proceeds received at maturity that are not passed to policyholders through index credits due to surrenders, were $18 million for the first three months of 2020 compared to $12 million for the first three months of 2019, an increase of $6 million (50%), reflecting higher gains on equity index options in excess of policyholder index credits in the first three months of 2020 compared to the first three months of 2019. Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated, increased 0.06 percentage points to 0.15% from 0.09% in the first three months of 2020 compared to the first three months of 2019, reflecting higher gains on equity index call options in excess of policyholder index credits.

Annuity Acquisition Expenses
The following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Three months ended March 31,
	2020	2019
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$71	$60
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates	41	(34)
Annuity acquisition expenses	$112	$26

Annuity acquisitions expenses before the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $71 million for the first three months of 2020 compared to $60 million for the first three months of 2019, an increase of $11 million (18%), reflecting the impact of very strong investment income from fixed maturity securities and the negative impact of the significant decline in stock market performance on variable annuities in the first three months of 2020.

In the first quarter of 2020, the deceleration in the amortization of DPAC resulting from adverse changes in the fair value of derivatives and other liabilities related to FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated was more than offset by the unfavorable impact on DPAC amortization of poor stock market performance on projected future investment income generated by the investment of the projected net proceeds from the call and put options used in the FIA business. The negative impact of lower than anticipated interest rates during the first three months of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended March 31,
	2020	2019
Before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.67%	0.65%
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	0.41%	(0.37%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	1.08%	0.28%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Other Expenses
Annuity other expenses were $32 million for the first three months of 2020 compared to $35 million for the first three months of 2019, a decrease of $3 million (9%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.04 percentage points to 0.32% for the first three months of 2020 from 0.36% in the first three months of 2019 due primarily to growth in the annuity business.

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

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of changes in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Three months ended March 31,
	2020	2019	% Change
Change in the fair value of derivatives related to FIAs	$13	$(95)	(114%)
Accretion of guaranteed minimum FIA benefits	(105)	(99)	6%
Other annuity benefits	(55)	8	(788%)
Less cost of equity options	150	141	6%
Related impact on the amortization of DPAC	(41)	34	(221%)
Impact on annuity segment earnings before income taxes	$(38)	$(11)	245%

During the first three months of 2020, the negative impact of the significant decrease in stock market performance, partially offset by the favorable impact of higher than anticipated interest rates, reduced earnings before income taxes for the annuity segment by $38 million compared to the $11 million impact of the lower than anticipated interest rates on annuity earnings before income taxes for the first three months of 2019, an increase of $27 million (245%). As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.38% in the first three months of 2020 compared to 0.12% in the first three months of 2019.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended March 31,
	2020	2019	% Change
Changes in the stock market, including volatility	$(64)	$33	(294%)
Changes in interest rates higher (lower) than expected	29	(45)	(164%)
Other	(3)	1	(400%)
Impact on annuity segment earnings before income taxes	$(38)	$(11)	245%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.39 percentage points to 0.69% in the first three months of 2020 from 1.08% in the first three months of 2019 due primarily to the 0.47 percentage points decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.65 percentage points to 0.31% in the first three months of 2020 from 0.96% in the first three months of 2019 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended March 31,
	2020	2019
Beginning fixed annuity reserves	$40,018	$36,431
Fixed annuity premiums (receipts)	1,205	1,390
Federal Home Loan Bank advances	200	—
Surrenders, benefits and other withdrawals	(794)	(761)
Interest and other annuity benefit expenses:
Cost of funds	253	236
Embedded derivative mark-to-market	(647)	462
Change in other benefit reserves	25	(34)
Ending fixed annuity reserves	$40,260	$37,724

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$40,260	$37,724
Impact of unrealized investment related gains	38	108
Fixed component of variable annuities	165	174
Annuity benefits accumulated per balance sheet	$40,463	$38,006

Annuity benefits accumulated includes a liability of $690 million at March 31, 2020 and $478 million at March 31, 2019 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Statutory Annuity Premiums
AFG’s annuity operations generated statutory premiums of $1.21 billion in the first three months of 2020 compared to $1.40 billion in the first three months of 2019, a decrease of $185 million (13%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended March 31,
	2020	2019	% Change
Financial institutions single premium annuities — indexed	$424	$424	—%
Financial institutions single premium annuities — fixed	287	344	(17%)
Retail single premium annuities — indexed	172	301	(43%)
Retail single premium annuities — fixed	25	29	(14%)
Broker dealer single premium annuities — indexed	138	227	(39%)
Broker dealer single premium annuities — fixed	17	6	183%
Pension risk transfer	103	10	930%
Education market — fixed and indexed annuities	39	49	(20%)
Total fixed annuity premiums	1,205	1,390	(13%)
Variable annuities	5	5	—%
Total annuity premiums	$1,210	$1,395	(13%)

Management attributes the 13% decrease in annuity premiums in the first three months of 2020 compared to the first three months of 2019 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019 and 2020, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2019 levels. In addition, many of the restrictions from the COVID-19 pandemic impact the ability of agents to conduct business in the same manner as usual. As a result, management expects annuity premiums to be negatively impacted during the remainder of 2020.

Annuity premiums increased 6% in the first three months of 2020 compared to the fourth quarter of 2019, reflecting a sequential increase in all of the annuity segment’s major channels.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended March 31,
	2020	2019
Earnings on fixed annuity benefits accumulated	$31	$89
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(1)	(1)
Variable annuity earnings (loss)	(1)	2
Earnings before income taxes	$29	$90

(*)
Net investment income (as a % of investments) of 4.19% and 4.68% for the three months ended March 31, 2020 and 2019, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $37 million in the first three months of 2020 compared to $43 million in the first three months of 2019, a decrease of $6 million (14%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three months ended March 31,
	2020	2019	% Change
Revenues:
Life, accident and health net earned premiums	$5	$6	(17%)
Net investment income	(7)	14	(150%)
Other income — P&C fees	17	15	13%
Reclassify annuity segment option gains	(8)	(1)	700%
Other income	7	8	(13%)
Total revenues	14	42	(67%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	5	5	—%
Annuity — annuity benefits	(8)	(1)	700%
Life, accident and health benefits	10	9	11%
Life, accident and health acquisition expenses	1	2	(50%)
Other expense — expenses associated with P&C fees	12	10	20%
Other expenses	14	44	(68%)
Costs and expenses, excluding interest charges on borrowed money	34	69	(51%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(20)	(27)	(26%)
Interest charges on borrowed money	17	16	6%
Loss before income taxes, excluding realized gains and losses	$(37)	$(43)	(14%)

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $5 million and related benefits and acquisition expenses of $11 million in the first three months of 2020 compared to net earned premiums of $6 million and related benefits and acquisition expenses of $11 million in the first three months of 2019. The $1 million (11%) increase in life, accident and health benefits reflects higher claims in the run-off long-term care insurance business.

Holding Company and Other — Net Investment Income
AFG recorded a net investment loss on investments held outside of its property and casualty insurance and annuity segments of $7 million in the first three months of 2020 compared to net investment income of $14 million in the first three months of 2019, a change of $21 million (150%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $13 million in the first three months of 2020 compared to an increase in value of $6 million in the first three months of 2019.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2020, AFG collected $17 million in fees for these services compared to $15 million in the first three months of 2019. Management views this fee income, net of the $12 million in the first three months of 2020 and $10 million the first three months of 2019, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Annuity Segment Option Gains
As discussed under “Annuity Segment — Results of Operations,” AFG purchases and sells equity index options to mitigate the risk in the index-based component of its FIAs. In evaluating the performance of the annuity business, management views the cost of the equity options as a better measurement of the true expenses of the Annuity segment as compared to the GAAP accounting for these options as derivatives because any proceeds at expiration from the options generally are passed to policyholders through index credits. On occasion, policyholders surrender their annuity prior to receiving the index credit, which results in any option exercise proceeds being retained by AFG. For internal management reporting, AFG views these “option gains” as miscellaneous (other) income rather than as a component of annuity benefits expense. Consistent with internal management reporting, these option gains are reclassified from annuity benefits to other income in AFG’s segmented results. In the first three months of 2020 and 2019, AFG had $8 million and $1 million, respectively, in such option gains.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in the first three months of 2020 and $3 million in the first three months of 2019, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity segments of $3 million in the first three months of 2020 compared to $5 million in the first three months of 2019.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $14 million in the first three months of 2020 compared to $44 million in the first three months of 2019, a decrease of $30 million (68%). This decrease reflects lower holding company expenses related to employee benefit plans that are tied to stock market performance and incentive compensation expense in the first three months of 2020 compared to the first three months of 2019.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $17 million in the first three months of 2020 compared to $16 million in the first three months of 2019, an increase of $1 million (6%). The following table details the principal amount of AFG’s long-term debt balances as of March 31, 2020 compared to March 31, 2019 (dollars in millions):

	March 31, 2020	March 31, 2019
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.125% Subordinated Debentures due December 2059	200	—
6% Subordinated Debentures due November 2055	150	150
5.875% Subordinated Debentures due March 2059	125	125
6-1/4% Subordinated Debentures due September 2054	—	150
Other	3	3
Total principal amount of Holding Company Debt	$1,493	$1,443

Weighted Average Interest Rate	4.6%	4.7%

The increase in interest expense for the first three months of 2020 as compared to the first three months of 2019 reflects the following financial transactions completed by AFG between January 1, 2019 and March 31, 2020:

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net losses of $551 million in the first three months of 2020 compared to net gains of $184 million in the first three months of 2019, a change of $735 million (399%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2020	2019
Realized gains (losses) before impairments:
Disposals	$29	$(3)
Change in the fair value of equity securities	(535)	182
Change in the fair value of derivatives	4	6
Adjustments to annuity deferred policy acquisition costs and related items	(3)	1
	(505)	186
Impairment charges:
Securities	(61)	(3)
Adjustments to annuity deferred policy acquisition costs and related items	15	1
	(46)	(2)
Realized gains (losses) on securities	$(551)	$184

The $535 million net realized loss from the change in the fair value of equity securities in the first three months of 2020 includes losses of $139 million on investments in banks and financing companies, $110 million on investments in media companies, $83 million on investments in natural gas companies, $46 million on investments in energy companies and $42 million on real estate investment trusts. The $182 million net realized gain from the change in the fair value of equity securities in the first three months of 2019 includes gains of $52 million on investments in banks and financing companies, $29 million from investments in media companies and $17 million on energy-related investments.

The $61 million of impairment charges in the first three months of 2020 include $24 million in charges related to corporate bonds and other fixed maturities, $17 million on third-party collateralized loan obligations and $14 million on other asset-backed securities.

Consolidated Income Taxes
AFG’s consolidated provision (credit) for income taxes was a credit of $84 million for the first three months of 2020 compared to a provision of $87 million for the first three months of 2019, a change of $171 million (197%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $3 million for both the first three months of 2020 and the first three months of 2019. Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note A — “Accounting Policies — Credit Losses on Financial Instruments” to the financial statements for a discussion of accounting guidance adopted on January 1, 2020, which provides a new credit loss model for determining credit-related impairments for financial instruments measured at amortized cost (mortgage loans, premiums receivable and reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2020, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2019 Form 10-K.

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
For a discussion of AFG’s potential risks or uncertainties, please see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in AFG’s 2019 Annual Report on Form 10-K filed with the SEC, and “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, in each case as updated by AFG’s periodic filings with the SEC. Other than as described below, there have been no material changes to the risk factors disclosed in Part I — Item 1A of the Company’s 2019 Annual Report on Form 10-K.
The impact of COVID-19 and related risks could materially affect AFG’s results of operations, financial position and liquidity.
The global COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected AFG and will likely continue to do so for an uncertain period of time. The cumulative effects of COVID-19 on AFG cannot be predicted at this time, but could include, without limitation:

•
Continued volatility and further disruption in financial markets which could result in additional significant declines in the fair value of AFG’s investments and could lead to investment losses due to creditor defaults and bankruptcies;

•	Declining interest rates which could reduce future investment results;

•	A negative impact on premium volumes and annuity sales due to the impact of COVID-19 on general economic activity;

•	Negative impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption and overall economic output;

•	Reduced cash flows from policyholders delaying premium payments and increased surrenders and annuitizations of in-force annuities;

•	Increased claims, including annuity and life insurance death claims, losses, litigation and related expenses;

•
Legislative, regulatory, and judicial actions in response to COVID-19, including, but not limited to: actions prohibiting AFG from canceling insurance policies in accordance with policy terms; requiring AFG to cover losses when its policies specifically excluded coverage or did not provide coverage; ordering AFG to provide premium refunds; granting extended grace periods for payment of premiums; and providing for extended periods of time to pay past due premiums; and

•	Policyholder losses from COVID-19-related claims could be greater than AFG’s reserves for those losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AFG’s results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics or severe weather conditions or climate change.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by other events, such as terrorist attacks, as well as pandemics and other similar outbreaks in many parts of the world, including the recent outbreak of COVID-19. These events may have a material adverse effect on our workforce and business operations as well as the workforce and operations of our customers and independent agents. Some of the assets in our investment portfolio may be adversely affected by declines in the financial markets, changes in interest rates, reduced liquidity and economic activity caused by large-scale catastrophes, pandemics, terrorist attacks or similar events which could have a material adverse effect on our revenue, liquidity and operating results.

While not considered a catastrophe by insurance industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results. In addition, extreme weather events that are linked to rising temperatures, changing global weather patterns and fluctuating rain, snow and sea levels (climate change) could result in increased occurrence and severity of catastrophes. The extent of gross losses for our insurance operations from a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event, potentially mitigated by any reinsurance coverage purchased by AFG’s insurance subsidiaries. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2020 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First Quarter:
January	—	—	—	5,000,000
February	103,679	$95.29	103,679	4,896,321
March	722,604	71.27	722,604	4,173,717
Total	826,283	$74.28	826,283

(*)	Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019.

In addition, AFG acquired 1,105 shares (at an average of $110.19 per share) in January 2020 and 94,749 shares (at an average of $110.81 per share) in February 2020 in connection with its stock incentive plans.

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

American Financial Group, Inc.

May 11, 2020	By:	/s/ Joseph E. (Jeff) Consolino
Joseph E. (Jeff) Consolino
Executive Vice President and Chief Financial Officer