Form 10-Q
period 2020-06-30
AMERICAN FINANCIAL GROUP INC
filed 2020-08-06
CIK 1042046

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AFG	New York Stock Exchange
6% Subordinated Debentures due November 15, 2055	AFGH	New York Stock Exchange
5.875% Subordinated Debentures due March 30, 2059	AFGB	New York Stock Exchange
5.625% Subordinated Debentures due June 1, 2060	AFGD	New York Stock Exchange
5.125% Subordinated Debentures due December 15, 2059	AFGC	New York Stock Exchange
As of August 1, 2020, there were 88,540,128 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
____________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$2,698	$2,314
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $45,670 and $44,524; allowance for expected credit losses of $61 at June 30, 2020)	48,046	46,505
Fixed maturities, trading at fair value	97	113
Equity securities, at fair value	1,602	1,937
Investments accounted for using the equity method	1,781	1,688
Mortgage loans	1,475	1,329
Policy loans	158	164
Equity index call options	605	924
Real estate and other investments	279	278
Total cash and investments	56,741	55,252
Recoverables from reinsurers	3,476	3,415
Prepaid reinsurance premiums	733	678
Agents’ balances and premiums receivable	1,366	1,335
Deferred policy acquisition costs	818	1,037
Assets of managed investment entities	4,393	4,736
Other receivables	880	975
Variable annuity assets (separate accounts)	577	628
Other assets	1,676	1,867
Goodwill	207	207
Total assets	$70,867	$70,130

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,321	$10,232
Unearned premiums	2,778	2,830
Annuity benefits accumulated	41,392	40,406
Life, accident and health reserves	606	612
Payable to reinsurers	746	814
Liabilities of managed investment entities	4,236	4,571
Long-term debt	1,912	1,473
Variable annuity liabilities (separate accounts)	577	628
Other liabilities	2,173	2,295
Total liabilities	64,741	63,861

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 88,659,407 and 90,303,686 shares outstanding	89	90
Capital surplus	1,299	1,307
Retained earnings	3,685	4,009
Accumulated other comprehensive income, net of tax	1,053	863
Total shareholders’ equity	6,126	6,269
Noncontrolling interests	—	—
Total equity	6,126	6,269
Total liabilities and equity	$70,867	$70,130

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Property and casualty insurance net earned premiums	$1,184	$1,200	$2,393	$2,373
Net investment income	468	580	1,012	1,122
Realized gains (losses) on securities	204	56	(347)	240
Income (loss) of managed investment entities:
Investment income	49	70	108	139
Loss on change in fair value of assets/liabilities	(5)	(2)	(48)	(2)
Other income	51	56	108	112
Total revenues	1,951	1,960	3,226	3,984

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	771	723	1,478	1,415
Commissions and other underwriting expenses	409	426	829	825
Annuity benefits	426	339	702	650
Annuity and supplemental insurance acquisition expenses	(35)	33	78	61
Interest charges on borrowed money	23	17	40	33
Expenses of managed investment entities	38	59	86	114
Other expenses	101	104	183	214
Total costs and expenses	1,733	1,701	3,396	3,312
Earnings (loss) before income taxes	218	259	(170)	672
Provision (credit) for income taxes	51	50	(33)	137
Net earnings (loss), including noncontrolling interests	167	209	(137)	535
Less: Net earnings (loss) attributable to noncontrolling interests	(10)	(1)	(13)	(4)
Net Earnings (Loss) Attributable to Shareholders	$177	$210	$(124)	$539

Earnings (Loss) Attributable to Shareholders per Common Share:
Basic	$1.98	$2.34	$(1.38)	$6.02
Diluted	$1.97	$2.31	$(1.38)	$5.94
Average number of Common Shares:
Basic	89.7	89.7	90.0	89.6
Diluted	90.0	91.0	90.0	90.8

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net earnings (loss), including noncontrolling interests	$167	$209	$(137)	$535
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period	1,021	356	156	740
Reclassification adjustment for realized (gains) losses included in net earnings	(7)	(8)	12	(11)
Total net unrealized gains on securities	1,014	348	168	729
Net unrealized gains on cash flow hedges	3	18	30	29
Foreign currency translation adjustments	4	—	(6)	4
Other comprehensive income, net of tax	1,021	366	192	762
Total comprehensive income, net of tax	1,188	575	55	1,297
Less: Comprehensive income (loss) attributable to noncontrolling interests	(10)	—	(11)	(3)
Comprehensive income attributable to shareholders	$1,198	$575	$66	$1,300

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at March 31, 2020	89,827,336	$1,399	$3,616	$32	$5,047	$—	$5,047	$—
Net earnings (loss)	—	—	177	—	177	—	177	(10)
Other comprehensive income	—	—	—	1,021	1,021	—	1,021	—
Dividends ($0.45 per share)	—	—	(41)	—	(41)	—	(41)	—
Shares issued:
Exercise of stock options	5,250	—	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—	—	—
Other benefit plans	51,955	4	—	—	4	—	4	—
Dividend reinvestment plan	2,733	—	—	—	—	—	—	—
Stock-based compensation expense	—	4	—	—	4	—	4	—
Shares acquired and retired	(1,194,236)	(19)	(57)	—	(76)	—	(76)	—
Shares exchanged — benefit plans	(540)	—	—	—	—	—	—	—
Forfeitures of restricted stock	(33,091)	—	—	—	—	—	—	—
Other	—	—	(10)	—	(10)	—	(10)	10
Balance at June 30, 2020	88,659,407	$1,388	$3,685	$1,053	$6,126	$—	$6,126	$—

Balance at March 31, 2019	89,637,713	$1,346	$3,875	$444	$5,665	$—	$5,665	$—
Net earnings (loss)	—	—	210	—	210	—	210	(1)
Other comprehensive income	—	—	—	365	365	—	365	1
Dividends ($1.90 per share)	—	—	(170)	—	(170)	—	(170)	—
Shares issued:
Exercise of stock options	247,753	11	—	—	11	—	11	—
Restricted stock awards	—	—	—	—	—	—	—	—
Other benefit plans	30,081	3	—	—	3	—	3	—
Dividend reinvestment plan	7,596	1	—	—	1	—	1	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares exchanged — benefit plans	(3,519)	—	(1)	—	(1)	—	(1)	—
Forfeitures of restricted stock	(2,023)	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Balance at June 30, 2019	89,917,601	$1,367	$3,914	$809	$6,090	$—	$6,090	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net loss	—	—	(124)	—	(124)	—	(124)	(13)
Other comprehensive income	—	—	—	190	190	—	190	2
Dividends ($0.90 per share)	—	—	(81)	—	(81)	—	(81)	—
Shares issued:
Exercise of stock options	209,343	9	—	—	9	—	9	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	66,496	5	—	—	5	—	5	—
Dividend reinvestment plan	4,350	—	—	—	—	—	—	—
Stock-based compensation expense	—	10	—	—	10	—	10	—
Shares acquired and retired	(2,020,519)	(31)	(106)	—	(137)	—	(137)	—
Shares exchanged — benefit plans	(96,394)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(35,422)	—	—	—	—	—	—	—
Other	—	—	(11)	—	(11)	—	(11)	11
Balance at June 30, 2020	88,659,407	$1,388	$3,685	$1,053	$6,126	$—	$6,126	$—

Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (loss)	—	—	539	—	539	—	539	(4)
Other comprehensive income	—	—	—	761	761	—	761	1
Dividends ($2.30 per share)	—	—	(206)	—	(206)	—	(206)	—
Shares issued:
Exercise of stock options	400,006	17	—	—	17	—	17	—
Restricted stock awards	232,565	—	—	—	—	—	—	—
Other benefit plans	41,143	4	—	—	4	—	4	—
Dividend reinvestment plan	9,489	1	—	—	1	—	1	—
Stock-based compensation expense	—	12	—	—	12	—	12	—
Shares exchanged — benefit plans	(46,989)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(10,337)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	(2)	(5)	3
Balance at June 30, 2019	89,917,601	$1,367	$3,914	$809	$6,090	$—	$6,090	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2020	2019
Operating Activities:
Net earnings (loss), including noncontrolling interests	$(137)	$535
Adjustments:
Depreciation and amortization	79	72
Annuity benefits	702	650
Realized (gains) losses on investing activities	346	(241)
Net sales of trading securities	11	—
Deferred annuity and life policy acquisition costs	(79)	(120)
Change in:
Reinsurance and other receivables	46	85
Other assets	211	(298)
Insurance claims and reserves	30	(92)
Payable to reinsurers	(68)	3
Other liabilities	(233)	329
Managed investment entities’ assets/liabilities	116	(3)
Other operating activities, net	63	(43)
Net cash provided by operating activities	1,087	877

Investing Activities:
Purchases of:
Fixed maturities	(6,121)	(3,761)
Equity securities	(324)	(80)
Mortgage loans	(152)	(43)
Equity index options and other investments	(501)	(467)
Real estate, property and equipment	(20)	(20)
Proceeds from:
Maturities and redemptions of fixed maturities	2,343	2,347
Repayments of mortgage loans	7	38
Sales of fixed maturities	2,777	459
Sales of equity securities	342	139
Sales and settlements of equity index options and other investments	404	329
Sales of real estate, property and equipment	4	2
Managed investment entities:
Purchases of investments	(603)	(697)
Proceeds from sales and redemptions of investments	540	702
Other investing activities, net	8	—
Net cash used in investing activities	(1,296)	(1,052)

Financing Activities:
Annuity receipts	2,097	2,744
Annuity surrenders, benefits and withdrawals	(1,641)	(1,668)
Ceded annuity receipts	(78)	—
Net transfers from variable annuity assets	28	28
Additional long-term borrowings	439	121
Retirements of managed investment entities’ liabilities	(46)	(5)
Issuances of Common Stock	12	19
Repurchases of Common Stock	(137)	—
Cash dividends paid on Common Stock	(81)	(205)
Net cash provided by financing activities	593	1,034
Net Change in Cash and Cash Equivalents	384	859
Cash and cash equivalents at beginning of period	2,314	1,515
Cash and cash equivalents at end of period	$2,698	$2,374

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Acquisition of Businesses	I.	Goodwill and Other Intangibles
C.	Segments of Operations	J.	Long-Term Debt
D.	Fair Value Measurements	K.	Shareholders’ Equity
E.	Investments	L.	Income Taxes
F.	Derivatives	M	Contingencies
G.	Deferred Policy Acquisition Costs	N.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2020, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first six months of 2020.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

Fixed maturity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in AOCI in AFG’s Balance Sheet. Fixed maturity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in net investment income. Mortgage loans (net of any allowance) and policy loans are carried primarily at the aggregate unpaid balance.

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

Certain reinsurance arrangements in AFG’s annuity operations do not transfer significant insurance risk and are therefore accounted for using the deposit method. This accounting treatment results in amounts paid by AFG to the reinsurer to be recorded as a deposit asset. The reinsurance deposit asset is adjusted as amounts are paid or received under the underlying contracts.

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

At June 30, 2020 AFG has a $184 million lease liability included in other liabilities and a lease right-of-use asset of $163 million included in other assets compared to $180 million and $158 million, respectively, at December 31, 2019.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter 2020 and 2019 — 0.3 million and 1.3 million; first six months of 2020 and 2019 — none and 1.2 million, respectively.

There were 0.6 million anti-dilutive potential common shares for the first six months of 2020 due to AFG’s net loss and no anti-dilutive potential common shares for the second quarter of 2020 or 2019 or the first six months of 2019.

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

B. Acquisition of Businesses

Effective in June 2019, National Interstate, a property and casualty insurance subsidiary of AFG, entered into an agreement with Atlas Financial Holdings, Inc. (“AFH”) to become the exclusive underwriter of AFH’s paratransit book of business. National Interstate estimates that the majority of AFH’s $110 million paratransit business will be eligible for quotation under this arrangement following inception of the agreement. Under the terms of the agreement (as extended in 2020), AFH will act as an underwriting manager for National Interstate until at least August 2021 for fleets with seven or fewer vehicles and until November 2020 for accounts with eight or more vehicles, after which time National Interstate is entitled to acquire the renewal rights for the business from AFH for a purchase price equal to 15% of the in force gross written premiums at that date. The majority of the purchase price ultimately paid for the renewal rights will be recorded as an intangible renewal rights asset and will be amortized over the estimated life of the business acquired. In connection with the transaction, AFG was granted a five-year warrant to acquire approximately 2.4 million shares of AFH (19.9% at the acquisition date). The estimated fair value of the warrant was approximately $1 million at the date it was received.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

On June 30, 2020, AFG acquired 100% of the indirect noncontrolling interest in Neon, its United Kingdom-based Lloyd’s insurer from certain former and current Neon executives for cash based on the nominal fair value of the interest acquired as determined by a third-party valuation firm.

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

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$390	$379	$776	$740
Specialty casualty	547	634	1,103	1,263
Specialty financial	144	151	300	297
Other specialty	42	36	82	73
Other lines (a)	61	—	132	—
Total premiums earned	1,184	1,200	2,393	2,373
Net investment income (b)	72	124	165	228
Other income	3	2	8	5
Total property and casualty insurance	1,259	1,326	2,566	2,606
Annuity:
Net investment income	384	451	806	886
Other income	30	30	65	58
Total annuity	414	481	871	944
Other	74	97	136	194
Total revenues before realized gains (losses)	1,747	1,904	3,573	3,744
Realized gains (losses) on securities	204	56	(347)	240
Total revenues	$1,951	$1,960	$3,226	$3,984

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(a)Represents premiums earned in the Neon exited lines during the second quarter and first six months of 2020. Neon’s $89 million and $177 million in earned premiums during the second quarter and first six months of 2019, respectively, are included in the Specialty casualty sub-segment.
(b)Includes income of less than $1 million for the second quarter of 2020 and a loss of $6 million in the Neon exited lines in the first six months of 2020 (primarily from the change in fair value of equity securities).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Earnings (Loss) Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$33	$4	$60	$43
Specialty casualty	27	47	79	83
Specialty financial	—	21	17	34
Other specialty	(6)	(12)	(13)	(12)
Other lines (a)	(45)	(1)	(47)	(2)
Total underwriting	9	59	96	146
Investment and other income, net (b)	65	115	149	210
Total property and casualty insurance	74	174	245	356
Annuity	(17)	71	12	161
Other (c)	(43)	(42)	(80)	(85)
Total earnings before realized gains (losses) and income taxes	14	203	177	432
Realized gains (losses) on securities	204	56	(347)	240
Total earnings (loss) before income taxes	$218	$259	$(170)	$672
(a)Includes an underwriting loss of $43 million in the second quarter of 2020 and $44 million in the first six months of 2020 in the Neon exited lines. Neon’s $4 million and $14 million underwriting losses in the second quarter and first six months of 2019, respectively, are included in the Specialty casualty sub-segment.
(b)Includes $1 million and $10 million in the second quarter and first six months of 2020, respectively, in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$167	$28	$15	$210
States, municipalities and political subdivisions	—	6,844	107	6,951
Foreign government	—	184	—	184
Residential MBS	—	3,066	156	3,222
Commercial MBS	—	856	33	889
Collateralized loan obligations	—	4,300	207	4,507
Other asset-backed securities	—	5,987	1,328	7,315
Corporate and other	28	23,215	1,525	24,768
Total AFS fixed maturities	195	44,480	3,371	48,046
Trading fixed maturities	1	96	—	97
Equity securities	1,075	75	452	1,602
Equity index call options	—	605	—	605
Assets of managed investment entities (“MIE”)	151	4,225	17	4,393
Variable annuity assets (separate accounts) (*)	—	577	—	577
Other assets — derivatives	—	124	—	124
Total assets accounted for at fair value	$1,422	$50,182	$3,840	$55,444
Liabilities:
Liabilities of managed investment entities	$145	$4,074	$17	$4,236
Derivatives in annuity benefits accumulated	—	—	3,675	3,675
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$145	$4,084	$3,692	$7,921

December 31, 2019
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$151	$43	$15	$209
States, municipalities and political subdivisions	—	6,858	105	6,963
Foreign government	—	172	—	172
Residential MBS	—	2,987	173	3,160
Commercial MBS	—	892	35	927
Collateralized loan obligations	—	4,265	15	4,280
Other asset-backed securities	—	5,842	1,286	7,128
Corporate and other	29	21,879	1,758	23,666
Total AFS fixed maturities	180	42,938	3,387	46,505
Trading fixed maturities	2	111	—	113
Equity securities	1,433	67	437	1,937
Equity index call options	—	924	—	924
Assets of managed investment entities	213	4,506	17	4,736
Variable annuity assets (separate accounts) (*)	—	628	—	628
Other assets — derivatives	—	50	—	50
Total assets accounted for at fair value	$1,828	$49,224	$3,841	$54,893
Liabilities:
Liabilities of managed investment entities	$206	$4,349	$16	$4,571
Derivatives in annuity benefits accumulated	—	—	3,730	3,730
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$206	$4,359	$3,746	$8,311
(*)Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Approximately 7% of the total assets carried at fair value at June 30, 2020, were Level 3 assets. Approximately 37% ($1.40 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.87 billion at June 30, 2020. Of this amount, approximately $736 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third-party model. The credit spread applied by management is the significant unobservable input. For this group of 41 securities, the average spread used was 389 basis points over the reference treasury yield and the spreads ranged from 53 basis points to 1,253 basis points (approximately 70% of the spreads were between 200 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. For the remainder of the internally developed prices, any justifiable changes in unobservable inputs used to determine fair value would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.68 billion at June 30, 2020. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 3.5% over the risk-free rate
Risk margin for uncertainty in cash flows	0.80% reduction in the discount rate
Surrenders	4% – 21% of indexed account value
Partial surrenders	2% – 9% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.9% – 10.7% of indexed account value
Budgeted option costs	2.5% – 3.3% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2020 and 2019 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2020	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2020
AFS fixed maturities:
U.S. government agency	$15	$1	$(1)	$—	$—	$—	$—	$15
State and municipal	105	—	5	—	(1)	—	(2)	107
Residential MBS	163	—	4	—	(4)	—	(7)	156
Commercial MBS	32	1	—	—	—	—	—	33
Collateralized loan obligations	168	(3)	13	—	—	29	—	207
Other asset-backed securities	1,030	—	4	198	(25)	121	—	1,328
Corporate and other	1,548	1	47	48	(20)	4	(103)	1,525
Total AFS fixed maturities	3,061	—	72	246	(50)	154	(112)	3,371
Equity securities	436	(1)	—	17	—	—	—	452
Assets of MIE	16	(1)	—	—	—	2	—	17
Total Level 3 assets	$3,513	$(2)	$72	$263	$(50)	$156	$(112)	$3,840

Embedded derivatives	$(3,099)	$(601)	$—	$(46)	$71	$—	$—	$(3,675)
Total Level 3 liabilities (*)	$(3,099)	$(601)	$—	$(46)	$71	$—	$—	$(3,675)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2019
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	63	—	2	—	(1)	18	—	82
Residential MBS	169	4	—	—	(4)	2	(32)	139
Commercial MBS	55	2	—	—	(2)	—	(5)	50
Collateralized loan obligations	37	—	—	—	—	13	—	50
Other asset-backed securities	633	—	3	17	(18)	—	(268)	367
Corporate and other	2,346	—	20	229	(161)	2	(422)	2,014
Total AFS fixed maturities	3,311	6	25	246	(186)	35	(727)	2,710
Equity securities	354	(1)	—	19	(1)	6	—	377
Assets of MIE	20	(1)	—	—	—	—	—	19
Total Level 3 assets	$3,685	$4	$25	$265	$(187)	$41	$(727)	$3,106

Embedded derivatives	$(3,247)	$(251)	$—	$(101)	$58	$—	$—	$(3,541)
Total Level 3 liabilities (*)	$(3,247)	$(251)	$—	$(101)	$58	$—	$—	$(3,541)
(*)As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2020
AFS fixed maturities:
U.S. government agency	$15	$2	$(2)	$—	$—	$—	$—	$15
State and municipal	105	—	6	—	(2)	—	(2)	107
Residential MBS	173	5	(8)	—	(9)	2	(7)	156
Commercial MBS	35	1	—	—	(3)	—	—	33
Collateralized loan obligations	15	(10)	15	—	—	187	—	207
Other asset-backed securities	1,286	(14)	(7)	275	(203)	134	(143)	1,328
Corporate and other	1,758	(2)	20	167	(56)	9	(371)	1,525
Total AFS fixed maturities	3,387	(18)	24	442	(273)	332	(523)	3,371
Equity securities	437	(25)	—	23	—	17	—	452
Assets of MIE	17	(2)	—	—	—	2	—	17
Total Level 3 assets	$3,841	$(45)	$24	$465	$(273)	$351	$(523)	$3,840

Embedded derivatives	$(3,730)	$46	$—	$(124)	$133	$—	$—	$(3,675)
Total Level 3 liabilities (*)	$(3,730)	$46	$—	$(124)	$133	$—	$—	$(3,675)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2019
AFS fixed maturities:
U.S. government agency	$9	$—	$—	$—	$(1)	$—	$—	$8
State and municipal	59	—	7	—	(2)	18	—	82
Residential MBS	197	9	(5)	—	(10)	2	(54)	139
Commercial MBS	56	2	—	—	(3)	—	(5)	50
Collateralized loan obligations	116	(3)	6	—	—	13	(82)	50
Other asset-backed securities	731	—	5	92	(132)	—	(329)	367
Corporate and other	1,996	2	51	661	(249)	2	(449)	2,014
Total AFS fixed maturities	3,164	10	64	753	(397)	35	(919)	2,710
Equity securities	336	—	—	20	(1)	22	—	377
Assets of MIE	21	(2)	—	—	—	—	—	19
Total Level 3 assets	$3,521	$8	$64	$773	$(398)	$57	$(919)	$3,106

Embedded derivatives	$(2,720)	$(713)	$—	$(213)	$105	$—	$—	$(3,541)
Total Level 3 liabilities (*)	$(2,720)	$(713)	$—	$(213)	$105	$—	$—	$(3,541)
(*)As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2020
Financial assets:
Cash and cash equivalents	$2,698	$2,698	$2,698	$—	$—
Mortgage loans	1,475	1,492	—	—	1,492
Policy loans	158	158	—	—	158
Total financial assets not accounted for at fair value	$4,331	$4,348	$2,698	$—	$1,650
Financial liabilities:
Annuity benefits accumulated (*)	$41,137	$42,462	$—	$—	$42,462
Long-term debt	1,912	2,060	—	2,057	3
Total financial liabilities not accounted for at fair value	$43,049	$44,522	$—	$2,057	$42,465

December 31, 2019
Financial assets:
Cash and cash equivalents	$2,314	$2,314	$2,314	$—	$—
Mortgage loans	1,329	1,346	—	—	1,346
Policy loans	164	164	—	—	164
Total financial assets not accounted for at fair value	$3,807	$3,824	$2,314	$—	$1,510
Financial liabilities:
Annuity benefits accumulated (*)	$40,159	$40,182	$—	$—	$40,182
Long-term debt	1,473	1,622	—	1,619	3
Total financial liabilities not accounted for at fair value	$41,632	$41,804	$—	$1,619	$40,185
(*)Excludes $255 million and $247 million of life contingent annuities in the payout phase at June 30, 2020 and December 31, 2019, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E. Investments

Available for sale fixed maturities at June 30, 2020 and December 31, 2019, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
June 30, 2020
Fixed maturities:
U.S. Government and government agencies	$196	$—	$14	$—	$14	$210
States, municipalities and political subdivisions	6,373	—	581	(3)	578	6,951
Foreign government	176	—	8	—	8	184
Residential MBS	3,000	5	239	(12)	227	3,222
Commercial MBS	852	—	39	(2)	37	889
Collateralized loan obligations	4,625	20	16	(114)	(98)	4,507
Other asset-backed securities	7,400	14	118	(189)	(71)	7,315
Corporate and other	23,048	22	1,879	(137)	1,742	24,768
Total fixed maturities	$45,670	$61	$2,894	$(457)	$2,437	$48,046

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$199	$—	$10	$—	$10	$209
States, municipalities and political subdivisions	6,604	—	363	(4)	359	6,963
Foreign government	170	—	3	(1)	2	172
Residential MBS	2,900	—	265	(5)	260	3,160
Commercial MBS	896	—	31	—	31	927
Collateralized loan obligations	4,307	—	10	(37)	(27)	4,280
Other asset-backed securities	6,992	—	156	(20)	136	7,128
Corporate and other	22,456	—	1,231	(21)	1,210	23,666
Total fixed maturities	$44,524	$—	$2,069	$(88)	$1,981	$46,505

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020			December 31, 2019
			Fair Value			Fair Value
	Actual Cost		over (under)	Actual Cost		over (under)
		Fair Value	Cost		Fair Value	Cost
Common stocks	$1,178	$885	$(293)	$1,164	$1,283	$119
Perpetual preferred stocks	730	717	(13)	640	654	14
Total equity securities carried at fair value	$1,908	$1,602	$(306)	$1,804	$1,937	$133

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$4	100%	$—	$—	—%
States, municipalities and political subdivisions	(3)	112	97%	—	18	100%
Foreign government	—	2	100%	—	—	—%
Residential MBS	(10)	328	97%	(2)	34	94%
Commercial MBS	(2)	57	97%	—	—	—%
Collateralized loan obligations	(44)	1,732	98%	(70)	1,510	96%
Other asset-backed securities	(176)	2,918	94%	(13)	133	91%
Corporate and other	(121)	2,826	96%	(16)	204	93%
Total fixed maturities	$(356)	$7,979	96%	$(101)	$1,899	95%

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$16	100%	$—	$11	100%
States, municipalities and political subdivisions	(3)	254	99%	(1)	82	99%
Foreign government	(1)	70	99%	—	—	—%
Residential MBS	(4)	509	99%	(1)	69	99%
Commercial MBS	—	17	100%	—	—	—%
Collateralized loan obligations	(11)	1,284	99%	(26)	1,728	99%
Other asset-backed securities	(12)	1,211	99%	(8)	123	94%
Corporate and other	(13)	1,100	99%	(8)	211	96%
Total fixed maturities	$(44)	$4,461	99%	$(44)	$2,224	98%

At June 30, 2020, the gross unrealized losses on fixed maturities of $457 million relate to 993 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 83% of the gross unrealized loss and 86% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses (impairments) of fixed maturity securities. Under the new guidance, credit losses on available for sale fixed maturities continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, impairment losses are now recognized through an allowance instead of a direct writedown of amortized cost. Under the new guidance, recoveries of previously impaired amounts are recorded as an immediate reversal of all or a portion of the allowance instead of accreted as investment income through a yield adjustment. In addition, the allowance on available for sale fixed maturities cannot cause the amortized cost net of the allowance to be below fair value. Accordingly, future changes in the fair value of an impaired security (when the allowance was limited by the fair value) due to reasons other than issuer credit (e.g. changes in market interest rates) result in increases or decreases in the allowance, which are recorded through realized gains (losses) on securities. A progression of the allowance for expected credit losses on fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at March 31	$37	$24	$61
Initial allowance for purchased securities with credit deterioration	1	—	1
Provision for expected credit losses on securities with no previous allowance	2	4	6
Additions (reductions) to previously recognized expected credit losses	(1)	(6)	(7)
Reductions due to sales or redemptions	—	—	—
Balance at June 30	$39	$22	$61

Balance at January 1	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Initial allowance for purchased securities with credit deterioration	1	—	1
Provision for expected credit losses on securities with no previous allowance	39	28	67
Additions (reductions) to previously recognized expected credit losses	(1)	(6)	(7)
Reductions due to sales or redemptions	—	—	—
Balance at June 30	$39	$22	$61
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the second quarter of 2020, AFG purchased two residential mortgage-backed securities with expected credit losses. In aggregate at the time of purchase, the par value was $8 million, the purchase price was $6 million and both the allowance for credit losses and the discount were $1 million.

The table below sets forth the scheduled maturities of available for sale fixed maturities as of June 30, 2020 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$1,851	$1,874	4%
After one year through five years	10,604	11,212	23%
After five years through ten years	14,125	15,485	32%
After ten years	3,191	3,542	7%
	29,771	32,113	66%
Collateralized loan obligations and other ABS (average life of approximately 4 years)	11,991	11,822	25%
MBS (average life of approximately 3-1/2 years)	3,847	4,111	9%
Total	$45,609	$48,046	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2020 or December 31, 2019.

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

The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
June 30, 2020
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$2,031	$(427)	$1,604
Fixed maturities — all other	406	(85)	321
Total fixed maturities	2,437	(512)	1,925
Deferred policy acquisition costs — annuity segment	(877)	184	(693)
Annuity benefits accumulated	(269)	57	(212)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	14	(3)	11
Total net unrealized gain on marketable securities	$1,304	$(274)	$1,030

December 31, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,611	$(338)	$1,273
Fixed maturities — all other	370	(78)	292
Total fixed maturities	1,981	(416)	1,565
Deferred policy acquisition costs — annuity segment	(681)	143	(538)
Annuity benefits accumulated	(219)	46	(173)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	11	(2)	9
Total net unrealized gain on marketable securities	$1,091	$(229)	$862
(*)Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income:
Fixed maturities	$485	$478	$976	$947
Equity securities:
Dividends	16	22	33	44
Change in fair value (a) (b)	9	7	(3)	18
Equity in earnings of partnerships and similar investments	(54)	45	(29)	66
Other	18	34	46	59
Gross investment income	474	586	1,023	1,134
Investment expenses	(6)	(6)	(11)	(12)
Net investment income (b)	$468	$580	$1,012	$1,122

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(a)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.
(b)Net investment income in the second quarter and first six months of 2020 includes income of less than $1 million and losses of $6 million, respectively, on investments held by the companies that comprise the Neon exited lines due primarily to the $7 million loss in first quarter of 2020 recorded on equity securities that are carried at fair value through net investment income.
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity and equity security investments are summarized as follows (in millions):

	Three months ended June 30, 2020				Three months ended June 30, 2019
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$3	$1	$4	$2,343	$11	$(3)	$8	$789
Equity securities	202	—	202	—	44	—	44	—
Mortgage loans and other investments	—	—	—	—	3	—	3	—
Other (*)	(2)	—	(2)	(1,059)	—	1	1	(349)
Total pretax	203	1	204	1,284	58	(2)	56	440
Tax effects	(43)	—	(43)	(270)	(12)	1	(11)	(92)
Net of tax	$160	$1	$161	$1,014	$46	$(1)	$45	$348

	Six months ended June 30, 2020				Six months ended June 30, 2019
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$32	$(60)	$(28)	$456	$14	$(6)	$8	$1,642
Equity securities	(333)	—	(333)	—	226	—	226	—
Mortgage loans and other investments	4	—	4	—	3	—	3	—
Other (*)	(5)	15	10	(243)	1	2	3	(719)
Total pretax	(302)	(45)	(347)	213	244	(4)	240	923
Tax effects	63	10	73	(45)	(51)	1	(50)	(194)
Net of tax	$(239)	$(35)	$(274)	$168	$193	$(3)	$190	$729
(*)Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the second quarter and first six months of 2020 and 2019 on securities that were still owned at June 30, 2020 and June 30, 2019 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Included in realized gains (losses)	$161	$38	$(340)	$193
Included in net investment income	10	7	4	18
	$171	$45	$(336)	$211

Gross realized gains and losses (excluding impairment write-downs and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2020	2019
Gross gains	$56	$11
Gross losses	(31)	(9)

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2020		December 31, 2019
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$171	$—	$102	$—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,675	—	3,730
Equity index call options	Equity index call options	605	—	924	—
Equity index put options	Other liabilities	—	5	—	1
Reinsurance contracts (embedded derivative)	Other liabilities	—	5	—	4
		$776	$3,685	$1,026	$3,735

The MBS with embedded derivatives consist of primarily interest-only and principal-only MBS. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($284 million at June 30, 2020 and $577 million at December 31, 2019) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the second quarter and first six months of 2020 and 2019 (in millions):

		Three months ended June 30,		Six months ended June 30,
Derivative	Statement of Earnings Line	2020	2019	2020	2019
MBS with embedded derivatives	Realized gains (losses) on securities	$3	$6	$7	$12
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits	(601)	(251)	46	(713)
Equity index call options	Annuity benefits	383	148	(245)	514
Equity index put options	Annuity benefits	5	—	(1)	1
Reinsurance contract (embedded derivative)	Net investment income	(3)	(1)	(1)	(2)
		$(213)	$(98)	$(194)	$(188)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Derivatives Designated and Qualifying as Cash Flow Hedges   As of June 30, 2020, AFG has nine active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between December 2023 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.68 billion at June 30, 2020 compared to $1.98 billion at December 31, 2019, reflecting the scheduled amortization discussed above, the termination of a swap with a total notional amount of $83 million in the first quarter of 2020, the termination of two swaps with a total notional amount of $166 million in the second quarter of 2020 and the expiration of a swap with a notional amount of $44 million in the second quarter of 2020. The fair value of the interest rate swaps in an asset position and included in other assets was $124 million at June 30, 2020 and $50 million at December 31, 2019. The fair value of the interest rate swaps in a liability position and included in other liabilities was zero at June 30, 2020 and $5 million at December 31, 2019. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were income of $11 million in the second quarter of 2020 and $1 million in the second quarter of 2019 and income of $23 million and losses of $1 million for the first six months of 2020 and 2019, respectively. AFG had a $13 million liability to return collateral related to these swaps (included in other liabilities) at June 30, 2020 and a $20 million receivable for collateral posted related to these swaps (included in other assets) at December 31, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
G. Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at March 31, 2020	$310	$1,264	$73	$34	$1,371	$(108)	$1,263	$1,573
Additions	148	30	—	—	30	—	30	178
Amortization:
Periodic amortization	(160)	50	(1)	(1)	48	—	48	(112)
Included in realized gains	—	(2)	1	—	(1)	—	(1)	(1)
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	(818)	(818)	(818)
Balance at June 30, 2020	$296	$1,342	$73	$33	$1,448	$(926)	$522	$818

Balance at March 31, 2019	$312	$1,336	$84	$40	$1,460	$(325)	$1,135	$1,447
Additions	194	56	—	—	56	—	56	250
Amortization:
Periodic amortization	(175)	(19)	(4)	(2)	(25)	—	(25)	(200)
Included in realized gains	—	—	1	—	1	—	1	1
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(294)	(294)	(294)
Balance at June 30, 2019	$330	$1,373	$81	$38	$1,492	$(619)	$873	$1,203

Balance at December 31, 2019	$322	$1,303	$75	$36	$1,414	$(699)	$715	$1,037
Additions	306	79	1	—	80	—	80	386
Amortization:
Periodic amortization	(330)	(48)	(4)	(3)	(55)	—	(55)	(385)
Included in realized gains	—	8	1	—	9	—	9	9
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	(227)	(227)	(227)
Balance at June 30, 2020	$296	$1,342	$73	$33	$1,448	$(926)	$522	$818

Balance at December 31, 2018	$299	$1,285	$86	$42	$1,413	$(30)	$1,383	$1,682
Additions	381	120	1	—	121	—	121	502
Amortization:
Periodic amortization	(350)	(34)	(7)	(4)	(45)	—	(45)	(395)
Included in realized gains	—	2	1	—	3	—	3	3
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	(589)	(589)	(589)
Balance at June 30, 2019	$330	$1,373	$81	$38	$1,492	$(619)	$873	$1,203
(*)Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $157 million and $154 million of accumulated amortization at June 30, 2020 and December 31, 2019, respectively.

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $157 million (including $72 million invested in the most subordinate tranches) at June 30, 2020, and $165 million at December 31, 2019.

During the first six months of 2020, AFG subsidiaries purchased $57 million face amount of senior debt and subordinate tranches of existing CLOs for $39 million. During both the first six months of 2020 and 2019, AFG subsidiaries received less than $1 million in sale and redemption proceeds from its CLO investments.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment in CLO tranches at end of period	$157	$191	$157	$191
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	363	—	(316)	87
Liabilities	(368)	(2)	268	(89)
Management fees paid to AFG	4	4	8	7
CLO earnings (losses) attributable to AFG shareholders (b)	2	5	(34)	16
(a)Included in revenues in AFG’s Statement of Earnings.
(b)Included in earnings before income taxes in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $439 million and $146 million at June 30, 2020 and December 31, 2019, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $379 million and $129 million at those dates. The CLO assets include loans with an aggregate fair value of $42 million at June 30, 2020 and $10 million at December 31, 2019, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $92 million at June 30, 2020 and $25 million at December 31, 2019).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $4.51 billion at June 30, 2020 and $4.28 billion at December 31, 2019.

I. Goodwill and Other Intangibles

There were no changes in the goodwill balance of $207 million during the first six months of 2020. Included in other assets in AFG’s Balance Sheet is $37 million at June 30, 2020 and $43 million at December 31, 2019 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $56 million and $50 million, respectively. Amortization of intangibles was $3 million in both the second quarters of 2020 and 2019, and $6 million in both the first six months of 2020 and 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2020			December 31, 2019
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
5.25% Senior Notes due April 2030	300	(7)	293	—	—	—
Other	3	—	3	3	—	3
	1,318	(12)	1,306	1,018	(5)	1,013

Direct Subordinated Obligations of AFG:
5.125% Subordinate Debentures due December 2059	200	(6)	194	200	(6)	194
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
5.625% Subordinated Debentures due June 2060	150	(4)	146	—	—	—
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	625	(19)	606	475	(15)	460
	$1,943	$(31)	$1,912	$1,493	$(20)	$1,473

In April and May 2020, AFG issued $300 million in 5.25% Senior Notes due in 2030 and $150 million in 5.625% Subordinated Debentures due in June 2060, respectively. The net proceeds of these offerings will be used for general corporate purposes, which includes repurchases of outstanding common shares.

AFG has no scheduled principal payments on its long-term debt for the balance of 2020 or in the subsequent five years.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2020 or December 31, 2019.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended June 30, 2020
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$1,293	$(272)	$1,021	$—	$1,021
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(9)	2	(7)	—	(7)
Total net unrealized gains (losses) on securities	$16	1,284	(270)	1,014	—	1,014	$1,030
Net unrealized gains on cash flow hedges	44	4	(1)	3	—	3	47
Foreign currency translation adjustments	(21)	4	—	4	—	4	(17)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$32	$1,292	$(271)	$1,021	$—	$1,021	$1,053

Quarter ended June 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$450	$(94)	$356	$—	$356
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(10)	2	(8)	—	(8)
Total net unrealized gains on securities	$464	440	(92)	348	—	348	$812
Net unrealized gains on cash flow hedges	—	23	(5)	18	—	18	18
Foreign currency translation adjustments	(12)	(1)	1	—	(1)	(1)	(13)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$444	$462	$(96)	$366	$(1)	$365	$809

Six months ended June 30, 2020
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period		$198	$(42)	$156	$—	$156
Reclassification adjustment for realized (gains) losses included in net earnings (*)		15	(3)	12	—	12
Total net unrealized gains (losses) on securities	$862	213	(45)	168	—	168	$1,030
Net unrealized gains on cash flow hedges	17	38	(8)	30	—	30	47
Foreign currency translation adjustments	(9)	(6)	—	(6)	(2)	(8)	(17)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$863	$245	$(53)	$192	$(2)	$190	$1,053

Six months ended June 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$937	$(197)	$740	$—	$740
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(14)	3	(11)	—	(11)
Total net unrealized gains on securities	$83	923	(194)	729	—	729	$812
Net unrealized gains (losses) on cash flow hedges	(11)	37	(8)	29	—	29	18
Foreign currency translation adjustments	(16)	3	1	4	(1)	3	(13)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	(8)
Total	$48	$963	$(201)	$762	$(1)	$761	$809
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision (credit) for income taxes

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2020, AFG issued 227,867 shares of restricted Common Stock (fair value of $104.15 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million and $6 million in the second quarters of 2020 and 2019, respectively, and $9 million and $12 million in the first six months of 2020 and 2019, respectively.

L. Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings (loss) before income taxes (“EBT”)	$218		$259		$(170)		$672

Income taxes at statutory rate	$45	21%	$54	21%	$(36)	21%	$141	21%
Effect of:
Tax exempt interest	(3)	(1%)	(3)	(1%)	(6)	4%	(7)	(1%)
Stock-based compensation	—	—%	(2)	(1%)	(4)	2%	(4)	(1%)
Dividends received deduction	—	—%	(1)	—%	(1)	1%	(2)	—%
Employee Stock Ownership Plan dividends paid deduction	—	—%	(1)	—%	—	—%	(1)	—%
Change in valuation allowance	9	4%	1	—%	11	(6%)	3	—%
Nondeductible expenses	—	—%	2	1%	2	(1%)	4	1%
Foreign operations	—	—%	—	—%	1	(1%)	—	—%
Other	—	(1%)	—	(1%)	—	(1%)	3	—%
Provision (credit) for income taxes as shown in the statement of earnings	$51	23%	$50	19%	$(33)	19%	$137	20%

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

M. Contingencies

In December 2015, AFG completed the sale of substantially all of its run-off long-term care insurance business to HC2 Holdings, Inc. (“HC2”). As part of the transaction, AFG agreed to provide up to an aggregate of $35 million of capital support for the insurance companies, on an as-needed basis to maintain specified surplus levels, subject to immediate reimbursement by HC2 through a five-year capital maintenance agreement. AFG was released of any obligation to perform under this agreement in the first quarter of 2020.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N. Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2020 and 2019 (in millions):

	Six months ended June 30,
	2020	2019
Balance at beginning of year	$10,232	$9,741
Less reinsurance recoverables, net of allowance	3,024	2,942
Net liability at beginning of year	7,208	6,799
Provision for losses and LAE occurring in the current period	1,597	1,501
Net increase (decrease) in the provision for claims of prior years	(119)	(86)
Total losses and LAE incurred (*)	1,478	1,415
Payments for losses and LAE of:
Current year	(284)	(291)
Prior years	(1,068)	(1,079)
Total payments	(1,352)	(1,370)
Foreign currency translation and other	(20)	1
Net liability at end of period	7,314	6,845
Add back reinsurance recoverables, net of allowance	3,007	2,732
Gross unpaid losses and LAE included in the balance sheet at end of period	$10,321	$9,577
(*)Includes $106 million in losses and LAE incurred in the Neon exited lines in the first six months of 2020.

The net decrease in the provision for claims of prior years during the first six months of 2020 reflects (i) lower than expected claim frequency and severity in the agricultural businesses and lower than anticipated claim frequency and severity in the transportation businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit and surety businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim frequency and severity in the excess and surplus businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first six months of 2019 reflects (i) lower than expected losses in the crop business and lower than expected claim frequency and severity in the transportation businesses (all within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the fidelity business (all within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim severity in the in the excess and surplus lines businesses and higher than expected losses at Neon (all within the Specialty casualty sub-segment).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses of recoverables from reinsurers and premiums receivable. Progressions of the 2020 allowance for expected credit losses are shown below (in millions):

	Recoverables from Reinsurers	Premiums Receivable
Balance at March 31	$13	$9
Provision for expected credit losses	—	1
Write-offs charged against the allowance	—	—
Balance at June 30	$13	$10

Balance at January 1	$18	$13
Impact of adoption of new accounting policy	(6)	(3)
Provision (credit) for expected credit losses	1	—
Write-offs charged against the allowance	—	—
Balance at June 30	$13	$10

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	36	Results of Operations — Second Quarter	52
Overview	37	Segmented Statement of Earnings	52
Critical Accounting Policies	38	Property and Casualty Insurance	53
Liquidity and Capital Resources	38	Annuity	63
Ratios	38	Holding Company, Other and Unallocated	70
Condensed Consolidated Cash Flows	39	Results of Operations — First Six Months	74
Parent and Subsidiary Liquidity	40	Segmented Statement of Earnings	74
Investments	42	Property and Casualty Insurance	75
Uncertainties	45	Annuity	84
Managed Investment Entities	45	Holding Company, Other and Unallocated	94
Results of Operations	49	Recent and Pending Accounting Standards	96
General	49

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

Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to:
•changes in financial, political and economic conditions, including changes in interest and inflation rates, currency fluctuations and extended economic recessions or expansions in the U.S. and/or abroad;
•performance of securities markets, including the cost of equity index options;
•new legislation or declines in credit quality or credit ratings that could have a material impact on the valuation of securities in AFG’s investment portfolio;
•the availability of capital;
•changes in insurance law or regulation, including changes in statutory accounting rules and changes in regulation of the Lloyd’s market, including modifications to capital requirements, changes in costs associated with the exit from the Lloyd’s market and the run-off of AFG’s Lloyd’s based insurer, Neon;
•the effects of the COVID-19 outbreak, including the effects on the international and national economy and credit markets, legislative or regulatory developments affecting the insurance industry, quarantines or other travel or health-related restrictions;
•changes in the legal environment affecting AFG or its customers;
•tax law and accounting changes;
•levels of natural catastrophes and severe weather, terrorist activities (including any nuclear, biological, chemical or radiological events), incidents of war or losses resulting from pandemics, civil unrest and other major losses;
•disruption caused by cyber-attacks or other technology breaches or failures by AFG or its business partners and service providers, which could negatively impact AFG’s business and/or expose AFG to litigation;
•development of insurance loss reserves and establishment of other reserves, particularly with respect to amounts associated with asbestos and environmental claims;
•availability of reinsurance and ability of reinsurers to pay their obligations;
•trends in persistency and mortality;
•competitive pressures;
•the ability to obtain adequate rates and policy terms;
•changes in AFG’s credit ratings or the financial strength ratings assigned by major ratings agencies to AFG’s operating subsidiaries; and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
•the impact of the conditions in the international financial markets and the global economy relating to AFG’s international operations.

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

AFG reported net earnings attributable to shareholders of $177 million ($1.97 per share, diluted) for the second quarter of 2020 and a net loss of $124 million ($1.38 per share, diluted) for the first six months of 2020, compared to net earnings of $210 million ($2.31 per share, diluted) for the second quarter of 2019 and $539 million ($5.94 per share, diluted) for the first six months of 2019. The COVID-19 pandemic has had widespread financial and economic impacts, including a significant decrease in both the equity and credit markets, which adversely impacted returns on AFG’s $3.64 billion of investments that are accounted for using the equity method or carried at fair value through net earnings. AFG’s results reflect:
•higher net realized gains on securities in the second quarter of 2020 compared to the second quarter of 2019 and net realized losses on securities in the first six months of 2020 compared to net realized gains in the first six months of 2019,
•lower earnings in the annuity segment, including losses from investments accounted for using the equity method and lower earnings from AFG-managed CLOs,
•lower net investment income in the property and casualty insurance segment due primarily to losses from investments accounted for using the equity method and AFG-managed CLOs,
•lower underwriting profit in the property and casualty insurance segment,
•higher interest charges on borrowed money due to higher average indebtedness, and
•lower holding company expenses.

Outlook
The COVID-19 pandemic began to have a significant impact on global, social and economic activity during the first quarter of 2020. AFG has taken actions under its business continuity plan to minimize risk to the Company’s employees and to prevent any significant disruption to AFG’s business, agents or policyholders.

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

The widespread economic impacts of the pandemic, including a significant decrease in both equity and credit markets, adversely affected AFG’s investment returns during the first six months of 2020. Because the majority of AFG’s investments in limited partnerships and similar investments accounted for using the equity method are reported on a quarter lag, second quarter 2020 returns from those investments reflect the financial results and valuations as of March 31, 2020, including the impact of the downturn in financial markets during the first quarter. Management expects there to be continued volatility in the financial markets for the remainder of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Management anticipates that the pandemic and current recessionary economic conditions will continue to impact premiums and earnings for the remainder of 2020. As a result of the contracted economy, exposures in many of AFG’s property and casualty businesses have changed due to workforce reduction, fewer miles driven and reduced revenue. This may lead to lower frequency in certain lines while there may be COVID-19 related increases in claim frequency in other lines of business. With longer state mandated grace periods for premium payments, AFG’s property and casualty subsidiaries could see a slowdown in cash collections and higher premiums receivable balances throughout the remainder of 2020, which will require management to monitor the reinvestment of cash flows from the property and casualty subsidiaries’ investment portfolios.

There is also uncertainty as to potential government decree or legislation that could alter the coverage landscape, such as the imposition of retroactive business interruption insurance. Like most of the insurance industry, AFG’s business interruption coverages require direct physical damage to covered property for business interruption coverage to apply and the vast majority of AFG’s property policies also contain virus exclusions.

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

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:
•the establishment of insurance reserves, especially asbestos and environmental-related reserves,
•the recoverability of reinsurance,
•the amortization of annuity deferred policy acquisition costs,
•the measurement of the derivatives embedded in indexed annuity liabilities,
•the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and
•the valuation of investments, including the determination of impairment allowances.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2019 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2020	December 31,
		2019	2018
Principal amount of long-term debt	$1,943	$1,493	$1,318
Total capital	6,992	6,883	6,218
Ratio of debt to total capital:
Including subordinated debt	27.8%	21.7%	21.2%
Excluding subordinated debt	18.9%	14.8%	16.4%
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

	Six months ended June 30, 2020	Year ended December 31, 2019
Ratio of core earnings to fixed charges excluding annuity benefits	9.56	12.78
Impact of non-core items	(11.03)	1.83
Ratio of earnings to fixed charges excluding annuity benefits	*	14.61
Impact of including interest on annuities as a fixed charge	(2.32)	(12.76)
Ratio of earnings to fixed charges including annuity benefits	*	1.85

*Earnings for the six months ended June 30, 2020 were insufficient to cover fixed charges by $111 million.

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

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$1,087	$877
Net cash used in investing activities	(1,296)	(1,052)
Net cash provided by financing activities	593	1,034
Net change in cash and cash equivalents	$384	$859

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $116 million during the first six months of 2020 and reduced cash flows from operating activities by $3 million in the first six months of 2019, accounting for a $119 million increase in cash flows from operating activities in the 2020 period compared to the 2019 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $971 million in the first six months of 2020 compared to $880 million in the first six months of 2019, an increase of $91 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $1.30 billion for the first six months of 2020 compared to $1.05 billion in the first six months of 2019, an increase of $244 million. As discussed below (under net cash provided by financing activities), AFG’s annuity segment had net cash flows from annuity policyholders of $406 million in the first six months of 2020 and $1.10 billion in the first six months of 2019. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $63 million use of cash in the first six months of 2020 compared to a $5 million source of cash in the 2019 period, accounting for a $68 million increase in net cash used in investing activities in the first six months of 2020 compared to the same 2019 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, issuances and repurchases of common stock, and dividend payments. Net cash provided by financing activities was $593 million for the first six months of 2020 compared to $1.03 billion in the first six months of 2019, a decrease of $441 million. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $406 million in the first six months of 2020 compared to $1.10 billion in the first six months of 2019, accounting for a $698 million decrease in net cash provided by financing activities in the 2020 period compared to the 2019 period. In May 2020, AFG issued $150 million of 5.625% Subordinated Debentures due in 2060 and in April 2020, AFG issued $300 million of 5.25% Senior Notes due in 2030. The net proceeds of these offerings contributed $439 million to net cash provided by financing activities in the first six month of 2020. In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059, the net proceeds of which contributed $121 million to net cash provided by financing activities in the first six months of 2019. During the first six months of 2020, AFG repurchased $137 million of its Common Stock compared to no share repurchases in the 2019 period. In addition to its regular quarterly cash dividends, AFG paid a special cash dividend of $1.50 per share in May 2019 totaling $135 million, which resulted in total cash dividends of $205 million in the first six months of 2019 compared to $81 million in the first six months of 2020. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities were $46 million in the first six months of 2020 compared to $5 million in the first six months of 2019, accounting for a $41 million decrease in net cash provided by financing activities in the 2020 period compared to the 2019 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2019 or the first six months of 2020.

In April and May 2020, AFG issued $300 million of 5.25% Senior Notes due in April 2030 and $150 million of 5.625% Subordinated Debentures due in June 2060 to increase liquidity and provide flexibility at the parent holding company in its response to the uncertainties of the current economic environment. The net proceeds of the offerings will be used for general corporate purposes.

During the first six months of 2020, AFG repurchased 2,020,519 shares of its Common Stock for $137 million.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

In 2019, AFG paid special cash dividends of $3.30 per share of AFG Common Stock ($1.50 per share in May and $1.80 per share in November) resulting in a total distribution of approximately $297 million.

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At June 30, 2020, GALIC had $1.26 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.36% to 1.35% (average rate of 0.54% at June 30, 2020). While these advances must be repaid between 2020 and 2025 ($125 million in 2020, $931 million in 2021 and $200 million in 2025), GALIC has the option to prepay all or a portion on the majority of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At June 30, 2020, GALIC estimated that it had additional borrowing capacity of approximately $740 million from the FHLB.

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

The excess cash flow of AFG’s property and casualty group allows it to extend the duration of its investment portfolio somewhat beyond that of its claim reserves. Due to the anticipated slowdown in cash collections from the state mandated increases in grace periods for premium payments, AFG’s property and casualty insurance subsidiaries have maintained higher than typical cash balances since March 2020. AFG has not experienced a material increase in uncollectable premiums receivable as policyholders continue to make payments in accordance with the agreed upon terms.

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). With interest rates at historic lows, AFG began to lower crediting rates on existing policies in the first six months of 2020, particularly on policies near or after the end of the surrender charge period. At June 30, 2020, AFG could reduce the average crediting rate on approximately $32 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits by approximately 114 basis points (on a weighted average basis). The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	June 30,	December 31,
GMIR	2020	2019	2018
1 — 1.99%	85%	84%	81%
2 — 2.99%	3%	3%	4%
3 — 3.99%	6%	7%	8%
4.00% and above	6%	6%	7%

Annuity benefits accumulated (in millions)	$41,392	$40,406	$36,616

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

Investments
AFG’s investment portfolio at June 30, 2020, contained $48.05 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $97 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.27 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $330 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 90% was priced using pricing services at June 30, 2020 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2020 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$48,143
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,926)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	850
Estimated pretax impact on accumulated other comprehensive income	(1,076)
Deferred income tax	226
Estimated after-tax impact on accumulated other comprehensive income	$(850)

Approximately 91% of the fixed maturities held by AFG at June 30, 2020, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk because, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Summarized information for AFG’s MBS (including those classified as trading) at June 30, 2020, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4 years and 3 years, respectively.

	Amortized Cost, net (*)	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$437	$445	102%	$8	100%
Non-agency prime	1,330	1,435	108%	105	60%
Alt-A	843	929	110%	86	36%
Subprime	386	414	107%	28	36%
Commercial	852	889	104%	37	94%
	$3,848	$4,112	107%	$264	64%
(*)Amortized cost, net of allowance for expected credit losses.

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At June 30, 2020, 97% (based on statutory carrying value of $3.80 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 14% of AFG’s fixed maturity portfolio at June 30, 2020. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2020, approximately 78% of the municipal bond portfolio was held in revenue bonds, with the remaining 22% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2020, is shown in the following table (dollars in millions). Approximately $1.54 billion of available for sale fixed maturity securities had no unrealized gains or losses at June 30, 2020.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$36,628	$9,878
Amortized cost of securities, net of allowance for expected credit losses	$33,734	$10,335
Gross unrealized gain (loss)	$2,894	$(457)
Fair value as % of amortized cost	109%	96%
Number of security positions	4,322	993
Number individually exceeding $2 million gain or loss	331	43
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$581	$(3)
Banks, savings and credit institutions	404	(15)
Mortgage-backed securities	278	(14)
Insurance	200	(3)
Technology	175	(2)
Other asset-backed securities	118	(189)
Collateralized loan obligations	16	(114)
Percentage rated investment grade	94%	86%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2020, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	4%
After one year through five years	27%	11%
After five years through ten years	38%	14%
After ten years	9%	3%
	78%	32%
Collateralized loan obligations and other asset-backed securities (average life of approximately 4 years)	12%	64%
Mortgage-backed securities (average life of approximately 3-1/2 years)	10%	4%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2020
Securities with unrealized gains:
Exceeding $500,000 (1,617 securities)	$24,210	$2,467	111%
$500,000 or less (2,705 securities)	12,418	427	104%
	$36,628	$2,894	109%
Securities with unrealized losses:
Exceeding $500,000 (288 securities)	$5,397	$(381)	93%
$500,000 or less (705 securities)	4,481	(76)	98%
	$9,878	$(457)	96%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2020
Investment grade fixed maturities with losses for:
Less than one year (531 securities)	$6,704	$(292)	96%
One year or longer (131 securities)	1,824	(88)	95%
	$8,528	$(380)	96%
Non-investment grade fixed maturities with losses for:
Less than one year (296 securities)	$1,275	$(64)	95%
One year or longer (35 securities)	75	(13)	85%
	$1,350	$(77)	95%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2020. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, charges for other-than-temporary impairment could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, including charges for other-than-temporary impairment, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2019 Form 10-K. In the third quarter of 2020, AFG expects to complete a comprehensive external study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations with the aid of specialty actuarial, engineering and consulting firms and outside counsel. AFG generally conducts an external study of these exposures every few years with an in-depth internal review during the intervening years.

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

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2020
Assets:
Cash and investments	$56,898	$—	$(157)	(a)	$56,741
Assets of managed investment entities	—	4,393	—		4,393
Other assets	9,733	—	—	(a)	9,733
Total assets	$66,631	$4,393	$(157)		$70,867
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,099	$—	$—		$13,099
Annuity, life, accident and health benefits and reserves	41,998	—	—		41,998
Liabilities of managed investment entities	—	4,393	(157)	(a)	4,236
Long-term debt and other liabilities	5,408	—	—		5,408
Total liabilities	60,505	4,393	(157)		64,741

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,388	—	—		1,388
Retained earnings	3,685	—	—		3,685
Accumulated other comprehensive income, net of tax	1,053	—	—		1,053
Total shareholders’ equity	6,126	—	—		6,126
Noncontrolling interests	—	—	—		—
Total equity	6,126	—	—		6,126
Total liabilities and equity	$66,631	$4,393	$(157)		$70,867

December 31, 2019
Assets:
Cash and investments	$55,416	$—	$(164)	(a)	$55,252
Assets of managed investment entities	—	4,736	—		4,736
Other assets	10,143	—	(1)	(a)	10,142
Total assets	$65,559	$4,736	$(165)		$70,130
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,062	$—	$—		$13,062
Annuity, life, accident and health benefits and reserves	41,018	—	—		41,018
Liabilities of managed investment entities	—	4,736	(165)	(a)	4,571
Long-term debt and other liabilities	5,210	—	—		5,210
Total liabilities	59,290	4,736	(165)		63,861

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,397	—	—		1,397
Retained earnings	4,009	—	—		4,009
Accumulated other comprehensive income, net of tax	863	—	—		863
Total shareholders’ equity	6,269	—	—		6,269
Noncontrolling interests	—	—	—		—
Total equity	6,269	—	—		6,269
Total liabilities and equity	$65,559	$4,736	$(165)		$70,130
(a)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,184	$—	$—		$1,184
Net investment income	470	—	(2)	(b)	468
Realized gains (losses) on securities	204	—	—		204
Income (loss) of managed investment entities:
Investment income	—	49	—		49
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(3)	(b)	(5)
Other income	55	—	(4)	(c)	51
Total revenues	1,913	47	(9)		1,951
Costs and Expenses:
Insurance benefits and expenses	1,571	—	—		1,571
Expenses of managed investment entities	—	47	(9)	(b)(c)	38
Interest charges on borrowed money and other expenses	124	—	—		124
Total costs and expenses	1,695	47	(9)		1,733
Earnings (loss) before income taxes	218	—	—		218
Provision (credit) for income taxes	51	—	—		51
Net earnings (loss), including noncontrolling interests	167	—	—		167
Less: Net earnings (loss) attributable to noncontrolling interests	(10)	—	—		(10)
Net earnings (loss) attributable to shareholders	$177	$—	$—		$177

Three months ended June 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,200	$—	$—		$1,200
Net investment income	585	—	(5)	(b)	580
Realized gains (losses) on securities	56	—	—		56
Income (loss) of managed investment entities:
Investment income	—	70	—		70
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(1)	(b)	(2)
Other income	60	—	(4)	(c)	56
Total revenues	1,901	69	(10)		1,960
Costs and Expenses:
Insurance benefits and expenses	1,521	—	—		1,521
Expenses of managed investment entities	—	69	(10)	(b)(c)	59
Interest charges on borrowed money and other expenses	121	—	—		121
Total costs and expenses	1,642	69	(10)		1,701
Earnings (loss) before income taxes	259	—	—		259
Provision (credit) for income taxes	50	—	—		50
Net earnings (loss), including noncontrolling interests	209	—	—		209
Less: Net earnings (loss) attributable to noncontrolling interests	(1)	—	—		(1)
Net earnings (loss) attributable to shareholders	$210	$—	$—		$210
(a)Includes income of $2 million in the second quarter of 2020 and $5 million in the second quarter of 2019, representing the change in fair value of AFG’s CLO investments plus $4 million in both the second quarter of 2020 and 2019 in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $6 million in the second quarter of 2020 and 2019, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$2,393	$—	$—		$2,393
Net investment income	978	—	34	(b)	1,012
Realized gains (losses) on securities	(347)	—	—		(347)
Income (loss) of managed investment entities:
Investment income	—	108	—		108
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(46)	(b)	(48)
Other income	116	—	(8)	(c)	108
Total revenues	3,140	106	(20)		3,226
Costs and Expenses:
Insurance benefits and expenses	3,087	—	—		3,087
Expenses of managed investment entities	—	106	(20)	(b)(c)	86
Interest charges on borrowed money and other expenses	223	—	—		223
Total costs and expenses	3,310	106	(20)		3,396
Earnings (loss) before income taxes	(170)	—	—		(170)
Provision (credit) for income taxes	(33)	—	—		(33)
Net earnings (loss), including noncontrolling interests	(137)	—	—		(137)
Less: Net earnings (loss) attributable to noncontrolling interests	(13)	—	—		(13)
Net earnings (loss) attributable to shareholders	$(124)	$—	$—		$(124)

Six months ended June 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$2,373	$—	$—		$2,373
Net investment income	1,138	—	(16)	(b)	1,122
Realized gains (losses) on securities	240	—	—		240
Income (loss) of managed investment entities:
Investment income	—	139	—		139
Gain (loss) on change in fair value of assets/liabilities	—	(6)	4	(b)	(2)
Other income	119	—	(7)	(c)	112
Total revenues	3,870	133	(19)		3,984
Costs and Expenses:
Insurance benefits and expenses	2,951	—	—		2,951
Expenses of managed investment entities	—	133	(19)	(b)(c)	114
Interest charges on borrowed money and other expenses	247	—	—		247
Total costs and expenses	3,198	133	(19)		3,312
Earnings (loss) before income taxes	672	—	—		672
Provision (credit) for income taxes	137	—	—		137
Net earnings (loss), including noncontrolling interests	535	—	—		535
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	—	—		(4)
Net earnings (loss) attributable to shareholders	$539	$—	$—		$539
(a)Includes a loss of $34 million in the first six months of 2020 and income of $16 million in the first six months of 2019, representing the change in fair value of AFG’s CLO investments plus $8 million and $7 million in the first six months of 2020 and 2019, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $12 million in both the first six months of 2020 and 2019, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

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

Beginning prospectively with the second quarter of 2019, AFG’s core net operating earnings for its annuity segment excludes unlocking, the impact of changes in the fair value of derivatives related to fixed-indexed annuities (“FIAs”), and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs (“annuity non-core earnings (losses)”). Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of FIA liabilities that management believes can be inconsistent with the long-term economics of this growing portion of AFG’s annuity business. Management believes that separating these impacts as “non-core” will provide investors with a better view of the fundamental performance of the business, and a more comparable measure of the annuity segment’s business compared to the results identified as “core” by its peers. Core net operating earnings for the annuity segment for the first quarter of 2019 and prior periods were not adjusted, so results for the six months ended June 30, 2020 are not directly comparable to the six months ended June 30, 2019. The impact of the items now considered annuity non-core earnings (losses) on prior periods is highlighted in the discussion following the reconciliation of net earnings (loss) attributable to shareholders to core net operating earnings.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Components of net earnings (loss) attributable to shareholders:
Core operating earnings before income taxes	$115	$236	$326	$465
Pretax non-core items:
Realized gains (losses) on securities	204	56	(347)	240
Annuity non-core earnings (losses) (a)	(59)	(33)	(97)	(33)
Neon exited lines (b)	(42)	—	(52)	—
Earnings (loss) before income taxes	218	259	(170)	672
Provision (credit) for income taxes:
Core operating earnings	20	45	60	93
Non-core items:
Realized gains (losses) on securities	43	11	(73)	50
Annuity non-core earnings (losses) (a)	(12)	(6)	(20)	(6)
Total provision for income taxes	51	50	(33)	137
Net earnings (loss), including noncontrolling interests	167	209	(137)	535
Less net earnings (loss) attributable to noncontrolling interests:
Core operating earnings (loss)	—	(1)	—	(4)
Neon exited lines (b)	(10)	—	(13)	—
Total net earnings (loss) attributable to noncontrolling interests	(10)	(1)	(13)	(4)
Net earnings (loss) attributable to shareholders	$177	$210	$(124)	$539

Net earnings (loss):
Core net operating earnings	$95	$192	$266	$376
Realized gains (losses) on securities	161	45	(274)	190
Annuity non-core earnings (losses) (a)	(47)	(27)	(77)	(27)
Neon exited lines (b)	(32)	—	(39)	—
Net earnings (loss) attributable to shareholders	$177	$210	$(124)	$539

Diluted per share amounts:
Core net operating earnings	$1.05	$2.12	$2.94	$4.14
Realized gains (losses) on securities	1.80	0.48	(3.03)	2.09
Annuity non-core earnings (losses) (a)	(0.52)	(0.29)	(0.86)	(0.29)
Neon exited lines (b)	(0.36)	—	(0.43)	—
Net earnings (loss) attributable to shareholders	$1.97	$2.31	$(1.38)	$5.94
(a)As discussed above, beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered annuity non-core earnings (losses).
(b)As discussed above, beginning prospectively with the first quarter of 2020, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Because AFG’s limited partnerships and similar investments accounted for using the equity method are reported on a quarter lag, the second quarter returns reflect March 31, 2020 results provided by third party sources and incorporate the downturn in financial markets during the first quarter.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net earnings attributable to shareholders was $177 million in the second quarter of 2020 compared to $210 million in the second quarter of 2019 reflecting lower core net operating earnings, higher losses from the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs, and non-core losses from the Neon exited lines, partially offset by higher net realized gains on securities. Core net operating earnings for the second quarter of 2020 decreased $97 million compared to the second quarter of 2019 reflecting the negative impact of the COVID-19 pandemic on partnerships and similar investments and AFG-managed CLOs in both the property and casualty insurance and annuity segments. Realized gains (losses) on securities in the second quarter of 2020 and 2019 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings (loss) attributable to shareholders was a net loss of $124 million for the first six months of 2020 compared to net earnings of $539 million for the first six months of 2019 reflecting net realized losses on securities in the 2020 period compared to net realized gains in the 2019 period, lower core net operating earnings and non-core losses from the Neon exited lines. In addition, net earnings (loss) attributable to shareholders includes after-tax losses of $77 million in the first six months of 2020 and $36 million in the first six months of 2019 ($9 million in the first quarter and $27 million in the second quarter) from the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, this impact on the accounting for FIAs is considered non-core earnings (losses) beginning prospectively with the second quarter of 2019. Excluding the $9 million after-tax negative impact of these items on results for the first quarter of 2019, core net operating earnings for the first six months of 2020 decreased $119 million compared to the first six months of 2019 reflecting the negative impact of the COVID-19 pandemic on partnerships and similar investments and AFG-managed CLOs in both the property and casualty insurance and annuity segments, partially offset by lower holding company expenses. Realized gains (losses) on securities in the first six months of 2020 and 2019 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2020 AND 2019

Segmented Statement of Earnings
AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2020 and 2019 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (c)	GAAP Total
Three months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,123	$—	$—	$—	$1,123	$—	$61	$1,184
Net investment income	72	384	(2)	14	468	—	—	468
Realized gains (losses) on securities	—	—	—	—	—	204	—	204
Income (loss) of MIEs:
Investment income	—	—	49	—	49	—	—	49
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	—	(5)	—	—	(5)
Other income	3	30	(4)	22	51	—	—	51
Total revenues	1,198	414	38	36	1,686	204	61	1,951

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	705	—	—	—	705	—	66	771
Commissions and other underwriting expenses	366	—	—	5	371	—	38	409
Annuity benefits	—	274	—	(5)	269	157	—	426
Annuity and supplemental insurance acquisition expenses	—	62	—	1	63	(98)	—	(35)
Interest charges on borrowed money	—	—	—	23	23	—	—	23
Expenses of MIEs	—	—	38	—	38	—	—	38
Other expenses	11	36	—	55	102	—	(1)	101
Total costs and expenses	1,082	372	38	79	1,571	59	103	1,733
Earnings (loss) before income taxes	116	42	—	(43)	115	145	(42)	218
Provision (credit) for income taxes	22	6	—	(8)	20	31	—	51
Net earnings (loss), including noncontrolling interests	94	36	—	(35)	95	114	(42)	167
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Core Net Operating Earnings (Loss)	94	36	—	(35)	95
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	161	161	(161)	—	—
Annuity non-core earnings (losses), net of tax (b)	—	(47)	—	—	(47)	47	—	—
Neon exited lines (c)	(32)	—	—	—	(32)	—	32	—
Net Earnings (Loss) Attributable to Shareholders	$62	$(11)	$—	$126	$177	$—	$—	$177

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,200	$—	$—	$—	$1,200	$—	$1,200
Net investment income	124	451	(5)	10	580	—	580
Realized gains (losses) on securities	—	—	—	—	—	56	56
Income (loss) of MIEs:
Investment income	—	—	70	—	70	—	70
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	—	(2)	—	(2)
Other income	2	30	(4)	28	56	—	56
Total revenues	1,326	481	59	38	1,904	56	1,960

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	723	—	—	—	723	—	723
Commissions and other underwriting expenses	418	—	—	8	426	—	426
Annuity benefits	—	275	—	(3)	272	67	339
Annuity and supplemental insurance acquisition expenses	—	67	—	—	67	(34)	33
Interest charges on borrowed money	—	—	—	17	17	—	17
Expenses of MIEs	—	—	59	—	59	—	59
Other expenses	11	35	—	58	104	—	104
Total costs and expenses	1,152	377	59	80	1,668	33	1,701
Earnings (loss) before income taxes	174	104	—	(42)	236	23	259
Provision (credit) for income taxes	35	20	—	(10)	45	5	50
Net earnings (loss), including noncontrolling interests	139	84	—	(32)	191	18	209
Less: Net earnings (loss) attributable to noncontrolling interests	(1)	—	—	—	(1)	—	(1)
Core Net Operating Earnings (Loss)	140	84	—	(32)	192
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	45	45	(45)	—
Annuity non-core earnings (losses), net of tax (b)	—	(27)	—	—	(27)	27	—
Net Earnings (Loss) Attributable to Shareholders	$140	$57	$—	$13	$210	$—	$210
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered annuity non-core earnings (losses).
(c)As discussed under “Results of Operations — General,” beginning with the first quarter of 2020, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

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

AFG’s property and casualty insurance operations contributed $74 million in GAAP pretax earnings in the second quarter of 2020 compared to $174 million in the second quarter of 2019, a decrease of $100 million (57%). Property and casualty core pretax earnings were $116 million in the second quarter of 2020 compared to $174 million in the second quarter of 2019, a decrease of $58 million (33%). The decrease in both GAAP and core pretax earnings reflects lower net investment income in the second quarter of 2020 compared to the second quarter of 2019 due primarily to the impact of financial market disruption on earnings (losses) from partnerships and similar investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2020 and 2019 (dollars in millions):

	Three months ended June 30,
	2020	2019	% Change
Gross written premiums	$1,539	$1,664	(8%)
Reinsurance premiums ceded	(416)	(400)	4%
Net written premiums	1,123	1,264	(11%)
Change in unearned premiums	—	(64)	(100%)
Net earned premiums	1,123	1,200	(6%)
Loss and loss adjustment expenses	705	723	(2%)
Commissions and other underwriting expenses	366	418	(12%)
Core underwriting gain	52	59	(12%)

Net investment income	72	124	(42%)
Other income and expenses, net	(8)	(9)	(11%)
Core earnings before income taxes	116	174	(33%)
Pretax non-core Neon exited lines (*)	(42)	—	—%
GAAP earnings before income taxes	$74	$174	(57%)

(*)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are being treated as non-core earnings (losses) prospectively beginning in 2020. Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the three months ended June 30, 2020 (in millions):

	Three months ended June 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$1,539	$14	$1,553
Reinsurance premiums ceded	(416)	(6)	(422)
Net written premiums	1,123	8	1,131
Change in unearned premiums	—	53	53
Net earned premiums	1,123	61	1,184
Loss and loss adjustment expenses	705	66	771
Commissions and other underwriting expenses	366	38	404
Underwriting gain (loss)	52	(43)	9

Net investment income	72	—	72
Other income and expenses, net	(8)	1	(7)
Earnings (loss) before income taxes and noncontrolling interests	$116	$(42)	$74

	Three months ended June 30,
	2020	2019	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	62.6%	60.2%	2.4%
Underwriting expense ratio	32.6%	34.8%	(2.2%)
Combined ratio	95.2%	95.0%	0.2%

Aggregate — including exited lines
Loss and LAE ratio	65.1%	60.3%	4.8%
Underwriting expense ratio	34.1%	34.8%	(0.7%)
Combined ratio	99.2%	95.1%	4.1%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.55 billion for the second quarter of 2020 compared to $1.66 billion for the second quarter of 2019, a decrease of $111 million (7%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2020		2019
	GWP	%	GWP	%	% Change
Property and transportation	$611	39%	$579	35%	6%
Specialty casualty	752	49%	896	54%	(16%)
Specialty financial	176	11%	189	11%	(7%)
Total specialty	1,539	99%	1,664	100%	(8%)
Neon exited lines	14	1%	—	—%	—%
Aggregate	$1,553	100%	$1,664	100%	(7%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for the second quarter of 2020 compared to 24% of gross written premiums for the second quarter of 2019, an increase of 3 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2020		2019		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(185)	30%	$(157)	27%	3%
Specialty casualty	(241)	32%	(234)	26%	6%
Specialty financial	(37)	21%	(40)	21%	—%
Other specialty	47		31
Total specialty	(416)	27%	(400)	24%	3%
Neon exited lines	(6)	43%	—	—%	43%
Aggregate	$(422)	27%	$(400)	24%	3%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.13 billion for the second quarter of 2020 compared to $1.26 billion for the second quarter of 2019, a decrease of $133 million (11%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2020		2019
	NWP	%	NWP	%	% Change
Property and transportation	$426	38%	$422	33%	1%
Specialty casualty	511	45%	662	52%	(23%)
Specialty financial	139	12%	149	12%	(7%)
Other specialty	47	4%	31	3%	52%
Total specialty	1,123	99%	1,264	100%	(11%)
Neon exited lines	8	1%	—	—%	—%
Aggregate	$1,131	100%	$1,264	100%	(11%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.18 billion for the second quarter of 2020 compared to $1.20 billion for the second quarter of 2019, a decrease of $16 million (1%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2020		2019
	NEP	%	NEP	%	% Change
Property and transportation	$390	33%	$379	32%	3%
Specialty casualty	547	46%	634	53%	(14%)
Specialty financial	144	12%	151	13%	(5%)
Other specialty	42	4%	36	2%	17%
Total specialty	1,123	95%	1,200	100%	(6%)
Neon exited lines	61	5%	—	—%	—%
Aggregate	$1,184	100%	$1,200	100%	(1%)

Gross written premiums for the second quarter of 2020 decreased $111 million (7%) compared to the second quarter of 2019 reflecting a decrease in the Specialty casualty and Specialty financial sub-segments, partially offset by an increase in the Specialty property and transportation sub-segment. Overall average renewal rates increased approximately 9% in the second quarter of 2020. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 13%.

Property and transportation Gross written premiums increased $32 million (6%) in the second quarter of 2020 when compared to the second quarter of 2019, which was impacted by delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Excluding crop insurance, gross written premiums for the second quarter of 2020 decreased by 3% in this group when compared to the 2019 second quarter. Decreases in premiums due to return of premiums and reduced exposures as a result of the COVID-19 pandemic were partially offset by new business opportunities in the transportation, property and inland marine and ocean marine businesses. Average renewal rates increased approximately 7% for this group in the second quarter of 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the second quarter of 2020 compared to the second quarter of 2019 reflecting growth in crop and certain ocean marine business, which cede a larger percentage of premiums than the other businesses in the Specialty property and transportation sub-segment.

Specialty casualty Gross written premiums decreased $144 million (16%) in the second quarter of 2020 compared to the second quarter of 2019 due primarily to the run-off of Neon. Excluding the impact of $159 million in gross written premiums from the Neon exited lines in the second quarter of 2019, gross written premiums increased 2% in the second quarter of 2020 compared to the second quarter of 2019. This increase reflects significant renewal rate increases, coupled with new business opportunities in the excess and surplus and excess liability businesses, partially offset by lower premiums due to reduced exposures in the workers’ compensation businesses as a result of the COVID-19 pandemic.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Average renewal rates increased approximately 12% for this group in the second quarter of 2020. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 21%. Reinsurance premiums ceded as a percentage of gross written premiums increased 6 percentage points in the second quarter of 2020 compared to the second quarter of 2019 reflecting growth in the excess and surplus and excess liability businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums decreased $13 million (7%) in the second quarter of 2020 compared to the second quarter of 2019 due primarily to lower premiums from the impact of various state regulations regarding policy cancellations and the placement of forced coverage in the financial institutions business. Average renewal rates increased approximately 6% for this group in the second quarter of 2020. Reinsurance premiums ceded as a percentage of gross written premiums were comparable for the second quarter of 2020 and the second quarter of 2019.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $16 million (52%) in the second quarter of 2020 compared to the second quarter of 2019, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended June 30,			Three months ended June 30,
	2020	2019	Change	2020	2019
Property and transportation
Loss and LAE ratio	61.3%	68.4%	(7.1%)
Underwriting expense ratio	30.4%	30.7%	(0.3%)
Combined ratio	91.7%	99.1%	(7.4%)
Underwriting profit				$33	$4

Specialty casualty
Loss and LAE ratio	67.1%	60.0%	7.1%
Underwriting expense ratio	27.8%	32.5%	(4.7%)
Combined ratio	94.9%	92.5%	2.4%
Underwriting profit				$27	$47

Specialty financial
Loss and LAE ratio	44.9%	32.3%	12.6%
Underwriting expense ratio	55.5%	53.3%	2.2%
Combined ratio	100.4%	85.6%	14.8%
Underwriting profit (loss)				$—	$21

Total Specialty
Loss and LAE ratio	62.6%	60.2%	2.4%
Underwriting expense ratio	32.6%	34.8%	(2.2%)
Combined ratio	95.2%	95.0%	0.2%
Underwriting profit				$54	$60

Aggregate — including exited lines
Loss and LAE ratio	65.1%	60.3%	4.8%
Underwriting expense ratio	34.1%	34.8%	(0.7%)
Combined ratio	99.2%	95.1%	4.1%
Underwriting profit				$9	$59

The Specialty property and casualty insurance operations generated an underwriting profit of $54 million in the second quarter of 2020 compared to $60 million in the second quarter of 2019, a decrease of $6 million (10%). The lower

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
underwriting profit in the second quarter of 2020 reflects lower underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by higher underwriting profit in the Property and transportation sub-segment. Underwriting results for the Specialty property and casualty insurance operations includes $85 million in COVID-19 related losses (7.6 points on the combined ratio) in the second quarter of 2020.

Property and transportation Underwriting profit for this group was $33 million for the second quarter of 2020 compared to $4 million for the second quarter of 2019, an increase of $29 million (725%). This increase reflects higher favorable prior year reserve development of $22 million in the second quarter of 2020 compared to the second quarter of 2019, primarily in the transportation businesses. COVID-19 related losses for this group were $3 million (0.8 points on the combined ratio) in the second quarter of 2020. Catastrophe losses were $15 million (3.8 points) in the second quarter of 2020 compared to $8 million (2.0 points) in the second quarter of 2019.

Specialty casualty Underwriting profit for this group was $27 million for the second quarter of 2020 compared to $47 million for the second quarter of 2019, a decrease of $20 million (43%). COVID-19 related losses for this group were $52 million (9.5 points on the combined ratio) in the second quarter of 2020, primarily in the workers’ compensation and executive liability businesses. These losses, in addition to lower year-over-year underwriting profitability in the alternative markets and social services businesses were partially offset by higher favorable prior year reserve development of $20 million in the second quarter of 2020 compared to the second quarter of 2019, primarily in the workers’ compensation businesses, higher profitability in the excess and surplus and excess liability businesses, and the impact of $4 million of underwriting losses at Neon in the second quarter of 2019.

Specialty financial This group reported an underwriting loss of less than $1 million for the second quarter of 2020 compared to an underwriting profit of $21 million in the second quarter of 2019, a decrease of $21 million (100%). COVID-19 related losses for this group were $30 million (21.1 points on the combined ratio) in the second quarter of 2020, primarily related to trade credit insurance.

Other specialty This group reported an underwriting loss of $6 million in the second quarter of 2020 compared to $12 million in the second quarter of 2019, reflecting lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the second quarter of 2020 compared to the second quarter of 2019.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes an underwriting loss of $43 million at Neon in the second quarter of 2020, due primarily to losses related to the COVID-19 pandemic. AFG also recorded adverse prior year reserve development of $2 million and $1 million in the second quarter of 2020 and 2019, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 65.1% for the second quarter of 2020 compared to 60.3% for the second quarter of 2019, an increase of 4.8 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2020	2019	2020	2019	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$249	$257	63.9%	68.0%	(4.1%)
Prior accident years development	(28)	(6)	(7.2%)	(1.6%)	(5.6%)
COVID-19 related losses	3	—	0.8%	—%	0.8%
Current year catastrophe losses	15	8	3.8%	2.0%	1.8%
Property and transportation losses and LAE and ratio	$239	$259	61.3%	68.4%	(7.1%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$360	$410	66.0%	64.6%	1.4%
Prior accident years development	(51)	(31)	(9.3%)	(4.7%)	(4.6%)
COVID-19 related losses	52	—	9.5%	—%	9.5%
Current year catastrophe losses	6	1	0.9%	0.1%	0.8%
Specialty casualty losses and LAE and ratio	$367	$380	67.1%	60.0%	7.1%

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$41	$55	28.2%	36.4%	(8.2%)
Prior accident years development	(11)	(9)	(8.0%)	(5.9%)	(2.1%)
COVID-19 related losses	30	—	21.1%	—%	21.1%
Current year catastrophe losses	5	3	3.6%	1.8%	1.8%
Specialty financial losses and LAE and ratio	$65	$49	44.9%	32.3%	12.6%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$677	$752	60.3%	62.7%	(2.4%)
Prior accident years development	(85)	(42)	(7.6%)	(3.4%)	(4.2%)
COVID-19 related losses	85	—	7.6%	—%	7.6%
Current year catastrophe losses	26	12	2.3%	0.9%	1.4%
Total Specialty losses and LAE and ratio	$703	$722	62.6%	60.2%	2.4%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$717	$752	60.7%	62.7%	(2.0%)
Prior accident years development	(77)	(41)	(6.5%)	(3.3%)	(3.2%)
COVID-19 related losses	105	—	8.8%	—%	8.8%
Current year catastrophe losses	26	12	2.1%	0.9%	1.2%
Aggregate losses and LAE and ratio	$771	$723	65.1%	60.3%	4.8%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.3% for the second quarter of 2020 compared to 62.7% for the second quarter of 2019, an improvement of 2.4 percentage points.

Property and transportation   The 4.1 percentage point improvement in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio at National Interstate,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
due primarily to rate increases and lower claim frequency in the second quarter of 2020, and lower loss and LAE ratios in the Singapore branch and equine mortality business in the second quarter of 2020 compared to the second quarter of 2019.

Specialty casualty   The 1.4 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects the impact of the Neon exited lines in the second quarter of 2019, which have a lower loss and LAE ratio than many of the other businesses in the Specialty casualty group. Excluding the impact of the Neon exited lines, the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses increased 0.4 percentage points in the second quarter of 2020 compared to the second quarter of 2019.

Specialty financial The 8.2 percentage point improvement in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $85 million in the second quarter of 2020 compared to $42 million in the second quarter of 2019, an increase of $43 million (102%).

Property and transportation Net favorable reserve development of $28 million in the second quarter of 2020 reflects lower than anticipated claim frequency and severity in the transportation businesses and lower than expected claim frequency and severity in the agricultural businesses. Net favorable reserve development of $6 million in the second quarter of 2019 reflects lower than expected losses in the crop business.

Specialty casualty Net favorable reserve development of $51 million in the second quarter of 2020 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses. Net favorable reserve development of $31 million in the second quarter of 2019 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses.

Specialty financial Net favorable reserve development of $11 million in the second quarter of 2020 reflects lower than anticipated claim frequency in the trade credit and surety businesses. Net favorable reserve development of $9 million in the second quarter of 2019 reflects lower than expected claim frequency and severity in the surety and financial institutions businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $5 million in the second quarter of 2020 and $4 million in the second quarter of 2019, reflecting adverse development of $7 million and $6 million in the second quarter of 2020 and the second quarter of 2019, respectively, associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gain on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $6 million in the second quarter of 2020 from the Neon exited lines and net adverse reserve development of $2 million and $1 million in the second quarter of 2020 and the second quarter of 2019, respectively, related to other business outside of the Specialty group that AFG no longer writes.

COVID-19 related losses
Underwriting results for AFG’s Specialty property and casualty insurance operations for the second quarter of 2020 included $85 million in COVID-19 related losses. Given the uncertainties surrounding the ultimate number or scope of claims relating to the pandemic, these charges, approximately 90% of which establish reserves for claims that have been incurred but not reported, represent the Company’s current best estimate of losses from the pandemic and related economic disruption incurred through June 30, 2020. Approximately 70% of AFG’s COVID-19 related losses were reported in the workers’ compensation, executive liability and trade credit businesses, with the remainder spread across numerous other businesses.

In addition, COVID related losses were the primary driver of the increased underwriting loss recorded in the Neon exited lines for the second quarter of 2020.

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

AFG maintains comprehensive catastrophe reinsurance coverage, including a $15 million per occurrence net retention for its U.S.-based property and casualty insurance operations for losses up to $109 million. Neon’s excess of loss catastrophe reinsurance limits the maximum retained loss per event to $15 million for losses up to $145 million on direct business and $15 million for losses up to $45 million on assumed business. AFG’s property and casualty insurance operations further maintain supplemental fully collateralized reinsurance coverage up to 95% of $200 million for catastrophe losses in excess of $109 million of traditional catastrophe reinsurance through a catastrophe bond. Effective July 1, 2020, AFG purchased an additional $50 million of reinsurance coverage for losses in excess of $100 million. Recoveries from the catastrophe bond apply before calculating losses recoverable from this catastrophe excess of loss reinsurance.

Catastrophe losses of $26 million in the second quarter of 2020 resulted primarily from storms and tornadoes in multiple regions of the United States and included $4 million related to civil unrest. Catastrophe losses of $12 million in the second quarter of 2019 resulted primarily from storms and tornadoes in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $404 million in the second quarter of 2020 compared to $418 million for the second quarter of 2019, a decrease of $14 million (3%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 34.1% for the second quarter of 2020 compared to 34.8% for the second quarter of 2019, a decrease of 0.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2020		2019		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$118	30.4%	$116	30.7%	(0.3%)
Specialty casualty	153	27.8%	207	32.5%	(4.7%)
Specialty financial	79	55.5%	81	53.3%	2.2%
Other specialty	16	37.3%	14	39.1%	(1.8%)
Total specialty	366	32.6%	418	34.8%	(2.2%)
Neon exited lines	38		—
Aggregate	$404	34.1%	$418	34.8%	(0.7%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the second quarter of 2020 compared to the second quarter of 2019 reflecting the impact of higher premiums on the ratio in the property and inland marine business, partially offset by lower profitability-based ceding commissions received from reinsurers in the crop business in the second quarter of 2020 compared to the second quarter of 2019.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.7 percentage points in the second quarter of 2020 compared to the second quarter of 2019 due to the runoff of Neon. Neon has a higher expense ratio than many of the other businesses in the Specialty casualty sub-segment. Excluding Neon exited lines, the underwriting expense ratio decreased 2.2 percentage points in the second quarter of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
2020 compared to the second quarter of 2019 reflecting the impact of higher premiums on the ratio in the excess and surplus and excess liability businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.2 percentage points in the second quarter of 2020 compared to the second quarter of 2019 reflecting the impact of lower premiums on the ratio.

Property and Casualty Net Investment Income
Excluding the Neon exited lines, net investment income in AFG’s property and casualty insurance operations was $72 million in the second quarter of 2020 compared to $124 million in the second quarter of 2019, a decrease of $52 million (42%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2020	2019	Change	% Change
Net investment income	$72	$124	$(52)	(42%)

Average invested assets (at amortized cost)	$11,454	$11,193	$261	2%

Yield (net investment income as a % of average invested assets)	2.51%	4.43%	(1.92%)

Tax equivalent yield (*)	2.64%	4.60%	(1.96%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s decrease in net investment income for the second quarter of 2020 compared to the second quarter of 2019 reflects lower earnings from partnerships and similar investments in the second quarter of 2020, higher average cash balances and lower short-term interest rates, partially offset by the impact of growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 2.51% for the second quarter of 2020 compared to 4.43% for the second quarter of 2019, a decrease of 1.92 percentage points. AFG’s property and casualty insurance operations recorded $13 million in losses from partnerships and similar investments and AFG-managed CLOs in the second quarter of 2020 compared to $23 million in earnings in the second quarter of 2019, a $36 million (157%) decrease in earnings. The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was a negative yield of 5.9% in the second quarter of 2020 compared to a positive yield of 13.3% in the prior year period. Because the property and casualty segment’s partnerships and similar investments accounted for using the equity method are reported on a quarter lag, the second quarter 2020 returns on those investments reflect the financial results and valuations for the quarter ended March 31, 2020, including the impact of the downturn in financial markets during the first quarter.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $8 million for the second quarter of 2020 compared to $9 million for the second quarter of 2019, a decrease of $1 million (11%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2020	2019
Other income	$3	$2
Other expenses
Amortization of intangibles	3	3
Other	8	8
Total other expenses	11	11
Other income and expenses, net	$(8)	$(9)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred net income of $1 million in other income and expenses, net during the second quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Segment — Results of Operations
AFG’s annuity operations incurred a GAAP pretax loss of $17 million in the second quarter of 2020 compared to pretax earnings of $71 million in the second quarter of 2019, a change of $88 million (124%) due primarily to the losses from partnerships and similar investments and the unfavorable impact of significantly lower than anticipated interest rates in the second quarter of 2020, partially offset by the positive impact of strong stock market performance in the 2020 quarter.

The following table details AFG’s GAAP and core earnings (loss) before income taxes from its annuity operations for the three months ended June 30, 2020 and 2019 (dollars in millions):

	Three months ended June 30,
	2020	2019	% Change
Revenues:
Net investment income	$384	$451	(15%)
Other income:
Guaranteed withdrawal benefit fees	17	17	—%
Policy charges and other miscellaneous income (a)	13	13	—%
Total revenues	414	481	(14%)

Costs and Expenses:
Annuity benefits (a)(b)	274	275	—%
Acquisition expenses (a)	62	67	(7%)
Other expenses	36	35	3%
Total costs and expenses	372	377	(1%)
Core earnings before income taxes	42	104	(60%)
Pretax non-core earnings (losses) (a)	(59)	(33)	79%
GAAP earnings (loss) before income taxes	$(17)	$71	(124%)
(a)As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the second quarter of 2020 and 2019, annuity benefits exclude the $157 million and $67 million unfavorable impact, respectively, of these items and acquisition expenses exclude the related $98 million and $34 million favorable impact, respectively, on the amortization of deferred policy acquisition costs.
(b)Details of the components of annuity benefits are provided below.

Annuity core earnings before income taxes were $42 million in the second quarter of 2020 compared to $104 million in the second quarter of 2019, a decrease of $62 million (60%), reflecting losses from partnerships and similar investments in the 2020 quarter and the impact of lower interest rates, partially offset by growth in the business, higher than expected persistency, lower than expected expenses related to guaranteed withdrawal benefits, strong stock market performance and a reduction in the cost of funds as a percentage of average annuity benefits accumulated. The table below highlights the impact of changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Three months ended June 30,
	2020	2019	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$42	$104	(60%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(213)	(103)	107%
Accretion of guaranteed minimum FIA benefits	(106)	(102)	4%
Other annuity benefits	14	(8)	(275%)
Less cost of equity options	148	146	1%
Related impact on the amortization of deferred policy acquisition costs	98	34	188%
Earnings (loss) before income taxes	$(17)	$71	(124%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity benefits consisted of the following (dollars in millions):

	Three months ended June 30,
	2020			2019			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$103	$—	$103	$98	$—	$98	5%
Accretion of guaranteed minimum FIA benefits	—	106	106	—	102	102	4%
Interest credited — fixed component of variable annuities	1	—	1	1	—	1	—%
Cost of equity options	148	(148)	—	146	(146)	—	—%
Other annuity benefits:
Amortization of sales inducements	2	(1)	1	4	—	4	(75%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	—	(24)	(24)	—	(4)	(4)	500%
Accretion of benefits and other	17	—	17	20	—	20	(15%)
Change in expected death and annuitization reserves and other	3	—	3	6	—	6	(50%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	11	11	—	12	12	(8%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	601	601	—	251	251	139%
Equity option mark-to-market	—	(388)	(388)	—	(148)	(148)	162%
Impact of derivatives related to FIAs	—	213	213	—	103	103	107%

Total annuity benefits	$274	$157	$431	$275	$67	$342	26%

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

	Three months ended June 30,
	2020	2019
Interest credited — fixed	$103	$98
Include cost of equity options	148	146
Cost of funds	251	244

Interest credited — fixed component of variable annuities	1	1
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	22	30
	274	275
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates over or under option costs:
Impact of derivatives related to FIAs	213	103
Accretion of guaranteed minimum FIA benefits	106	102
Other annuity benefits — impact of the stock market and interest rates on FIAs	(14)	8
Less cost of equity options (included in cost of funds)	(148)	(146)
Total annuity benefits expense	$431	$342

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

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended June 30,
	2020	2019	% Change
Average fixed annuity investments (at amortized cost)	$40,570	$37,907	7%
Average fixed annuity benefits accumulated	40,601	38,202	6%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	3.77%	4.73%
Cost of funds	(2.47%)	(2.55%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.06%)	(0.13%)
Net interest spread	1.24%	2.05%

Policy charges and other miscellaneous income (*)	0.11%	0.11%
Acquisition expenses (*)	(0.61%)	(0.68%)
Other expenses	(0.35%)	(0.37%)
Net spread earned on fixed annuities excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	0.39%	1.11%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	(0.58%)	(0.35%)
Net spread earned on fixed annuities	(0.19%)	0.76%
(*)Excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the second quarter of 2020 was $384 million compared to $451 million for the second quarter of 2019, a decrease of $67 million (15%), reflecting lower earnings from partnerships and similar investments, partially offset by growth in AFG’s annuity business. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.96 percentage points to 3.77% from 4.73% in the second quarter of 2020 compared to the second quarter of 2019. The decrease in the net investment yield between periods reflects the negative impact of lower earnings from partnerships and similar investments in the second quarter of 2020, lower short-term interest rates and the impact of the run-off of higher yielding investments. AFG’s annuity segment recorded $37 million in losses from partnerships and similar investments and AFG-managed CLOs in the second quarter of 2020 compared to $31 million in earnings in the second quarter of 2019, a change of $68 million (219%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was a negative yield of 11.3% in the second quarter of 2020 compared to a positive yield of 11.2% in the prior year period. Because the annuity segment’s partnerships and similar investments accounted for using the equity method are reported on a quarter lag, the second quarter 2020 returns from those investments reflect the financial results and valuations as of March 31, 2020, including the downturn in financial markets during the first quarter.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Cost of Funds
Cost of funds for the second quarter of 2020 was $251 million compared to $244 million for the second quarter of 2019, an increase of $7 million (3%). This increase reflects growth in the annuity business. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.08 percentage points to 2.47% in the second quarter of 2020 from 2.55% in the second quarter of 2019 reflecting the impact of offering lower renewal crediting rates on option costs.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Three months ended June 30,
	2020	2019
Cost of equity options (FIAs)	$148	$146
Interest credited:
Traditional fixed annuities	64	61
Fixed component of fixed-indexed annuities	26	23
Immediate annuities	6	6
Pension risk transfer products	4	1
Federal Home Loan Bank advances	3	7
Total cost of funds	$251	$244

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of the stock market and interest rates, for the second quarter of 2020 were $5 million compared to $13 million for the second quarter of 2019, a decrease of $8 million (62%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.07% to 0.06% from 0.13% in the second quarter of 2020 compared to the second quarter of 2019. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended June 30,
	2020	2019
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$2	$4
Change in guaranteed withdrawal benefit reserve	17	20
Change in other benefit reserves	3	6
Other annuity benefits	22	30
Offset guaranteed withdrawal benefit fees	(17)	(17)
Other annuity benefits excluding the impact of the stock market and interest rates, net	5	13
Other annuity benefits — impact of the stock market and interest rates	(14)	8
Other annuity benefits, net	$(9)	$21

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates decreased AFG’s guaranteed withdrawal benefit reserve by $14 million in the second quarter of 2020 compared to an increase of $8 million in the second quarter of 2019. This $22 million (275%) change was the primary driver of the $30 million overall change in other annuity benefits, net of guaranteed withdrawal fees in the second quarter of 2020 compared to the second quarter of 2019.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.81 percentage points to 1.24% from 2.05% in the second quarter of 2020 compared to the same period in 2019 due primarily to the lower earnings from partnerships and similar investments in the second quarter of 2020. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and equity index call option proceeds received at maturity that are not passed to policyholders through index credits due to surrenders, were $13 million for both the second quarter of 2020 and the second quarter of 2019. Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated were 0.11% in both the second quarter of 2020 and the second quarter of 2019.

Annuity Acquisition Expenses
The following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Three months ended June 30,
	2020	2019
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$62	$67
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates	(98)	(34)
Annuity acquisition expenses	$(36)	$33
Annuity acquisitions expenses before the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $62 million for the second quarter of 2020 compared to $67 million for the second quarter of 2019, a decrease of $5 million (7%), reflecting higher than expected persistency and the positive impact of the significant increase in stock market performance on variable annuities in the second quarter of 2020.

The negative impact of significantly lower than anticipated interest rates in the second quarter of 2020 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. This deceleration of the amortization of DPAC in the second quarter of 2020 was partially offset by the positive impact of strong stock market performance in the 2020 period. The negative impact of lower than anticipated interest rates during the second quarter of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended June 30,
	2020	2019
Before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.61%	0.68%
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.97%)	(0.36%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	(0.36%)	0.32%

Annuity Other Expenses
Annuity other expenses were $36 million for the second quarter of 2020 compared to $35 million for the second quarter of 2019, an increase of $1 million (3%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.02 percentage points to 0.35% for the second quarter of 2020 from 0.37% in the second quarter of 2019 due primarily to growth in the annuity business.

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

	Three months ended June 30,
	2020	2019	% Change
Change in the fair value of derivatives related to FIAs	$(213)	$(103)	107%
Accretion of guaranteed minimum FIA benefits	(106)	(102)	4%
Other annuity benefits	14	(8)	(275%)
Less cost of equity options	148	146	1%
Related impact on the amortization of DPAC	98	34	188%
Impact on annuity segment earnings before income taxes	$(59)	$(33)	79%

During the second quarter of 2020, the negative impact of significantly lower than anticipated interest rates, partially offset by the positive impact of strong stock market performance, reduced earnings before income taxes for the annuity segment by $59 million compared to the $33 million impact of significantly lower than anticipated interest rates, partially offset by the favorable impact of positive stock market performance on annuity earnings before income taxes for the second quarter of 2019, an increase of $26 million (79%). As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.58% in the second quarter of 2020 compared to 0.35% in the second quarter of 2019.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Three months ended June 30,
	2020	2019	% Change
Changes in the stock market, including volatility	$38	$7	443%
Changes in interest rates higher (lower) than expected	(100)	(38)	163%
Other	3	(2)	(250%)
Impact on annuity segment earnings before income taxes	$(59)	$(33)	79%

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.72 percentage points to 0.39% in the second quarter of 2020 from 1.11% in the second quarter of 2019 due primarily to the 0.81 percentage points decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities changed 0.95 percentage points to a net loss of 0.19% in the second quarter of 2020 from net earnings of 0.76% in the second quarter of 2019 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above.

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

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended June 30, 2020 and 2019 (in millions):

	Three months ended June 30,
	2020	2019
Beginning fixed annuity reserves	$40,260	$37,724
Fixed annuity premiums (receipts)	682	1,343
Federal Home Loan Bank advances and repayments	(40)	—
Surrenders, benefits and other withdrawals	(768)	(862)
Interest and other annuity benefit expenses:
Cost of funds	251	244
Embedded derivative mark-to-market	601	251
Change in other benefit reserves	(44)	(20)
Ending fixed annuity reserves	$40,942	$38,680

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$40,942	$38,680
Impact of unrealized investment related gains	285	192
Fixed component of variable annuities	165	172
Annuity benefits accumulated per balance sheet	$41,392	$39,044

Annuity benefits accumulated includes a liability of $680 million at June 30, 2020 and $491 million at June 30, 2019 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates.

Statutory Annuity Premiums
AFG’s annuity operations generated gross statutory premiums of $687 million in the second quarter of 2020 compared to $1.35 billion in the second quarter of 2019, a decrease of $662 million (49%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended June 30,
	2020	2019	% Change
Financial institutions single premium annuities — indexed	$258	$429	(40%)
Financial institutions single premium annuities — fixed	98	313	(69%)
Retail single premium annuities — indexed	138	274	(50%)
Retail single premium annuities — fixed	31	36	(14%)
Broker dealer single premium annuities — indexed	100	189	(47%)
Broker dealer single premium annuities — fixed	2	8	(75%)
Pension risk transfer	23	50	(54%)
Education market — fixed and indexed annuities	32	44	(27%)
Total fixed annuity premiums	682	1,343	(49%)
Variable annuities	5	6	(17%)
Total gross fixed annuity premiums	687	1,349	(49%)
Ceded premiums	(78)	—	—%
Total net annuity premiums	$609	$1,349	(55%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Management attributes the 49% decrease in total gross fixed annuity premiums in the second quarter of 2020 compared to the second quarter of 2019 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019 and 2020, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2019 levels. In addition, many of the restrictions from the COVID-19 pandemic impact the ability of agents to conduct business in the same manner as usual. As a result, management expects annuity premiums to be negatively impacted during the remainder of 2020.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended June 30, 2020 and 2019 (in millions):

	Three months ended June 30,
	2020	2019
Earnings (loss) on fixed annuity benefits accumulated	$(19)	$73
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	—	(3)
Variable annuity earnings	2	1
Earnings (loss) before income taxes	$(17)	$71
(*)Net investment income (as a % of investments) of 3.77% and 4.73% for the three months ended June 30, 2020 and 2019, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $43 million in the second quarter of 2020 compared to $42 million in the second quarter of 2019, an increase of $1 million (2%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the three months ended June 30, 2020 and 2019 (dollars in millions):

	Three months ended June 30,
	2020	2019	% Change
Revenues:
Life, accident and health net earned premiums	$5	$5	—%
Net investment income	14	10	40%
Other income — P&C fees	16	20	(20%)
Reclassify annuity segment option gains	(5)	(3)	67%
Other income	6	6	—%
Total revenues	36	38	(5%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	5	8	(38%)
Annuity — annuity benefits	(5)	(3)	67%
Life, accident and health benefits	9	8	13%
Life, accident and health acquisition expenses	1	—	—%
Other expense — expenses associated with P&C fees	11	12	(8%)
Other expenses	35	38	(8%)
Costs and expenses, excluding interest charges on borrowed money	56	63	(11%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(20)	(25)	(20%)
Interest charges on borrowed money	23	17	35%
Loss before income taxes, excluding realized gains and losses	$(43)	$(42)	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $5 million and related benefits and acquisition expenses of $10 million in the second quarter of 2020 compared to net earned premiums of $5 million and related benefits and acquisition expenses of $8 million in the second quarter of 2019. The $1 million (13%) increase in life, accident and health benefits reflects higher claims in the run-off life insurance business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $14 million in the second quarter of 2020 compared to $10 million in the second quarter of 2019, an increase of $4 million (40%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $7 million in the second quarter of 2020 compared to an increase in value of $3 million in the second quarter of 2019.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2020, AFG collected $16 million in fees for these services compared to $20 million in the second quarter of 2019. Management views this fee income, net of the $11 million in the second quarter of 2020 and $12 million the second quarter of 2019, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Annuity Segment Option Gains
As discussed under “Annuity Segment — Results of Operations,” AFG purchases and sells equity index options to mitigate the risk in the index-based component of its FIAs. In evaluating the performance of the annuity business, management views the cost of the equity options as a better measurement of the true expenses of the Annuity segment as compared to the GAAP accounting for these options as derivatives because any proceeds at expiration from the options generally are passed to policyholders through index credits. On occasion, policyholders surrender their annuity prior to receiving the index credit, which results in any option exercise proceeds being retained by AFG. For internal management reporting, AFG views these “option gains” as miscellaneous (other) income rather than as a component of annuity benefits expense. Consistent with internal management reporting, these option gains are reclassified from annuity benefits to other income in AFG’s segmented results. In the second quarter of 2020 and 2019, AFG had $5 million and $3 million, respectively, in such option gains.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the second quarter of 2020 and the second quarter of 2019, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity segments of $2 million in both the second quarter of 2020 and the second quarter of 2019.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $35 million in the second quarter of 2020 compared to $38 million in the second quarter of 2019, a decrease of $3 million (8%). This decrease reflects lower expenses associated with certain incentive compensation plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $23 million in the second quarter of 2020 compared to $17 million in the second quarter of 2019, an increase of $6 million (35%). The following table details the principal amount of AFG’s long-term debt balances as of June 30, 2020 compared to June 30, 2019 (dollars in millions):

	June 30, 2020	June 30, 2019
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.25% Senior Notes due April 2030	300	—
5.125% Subordinated Debentures due December 2059	200	—
6% Subordinated Debentures due November 2055	150	150
5.625% Subordinated Debentures due June 2060	150	—
5.875% Subordinated Debentures due March 2059	125	125
6-1/4% Subordinated Debentures due September 2054	—	150
Other	3	3
Total principal amount of Holding Company Debt	$1,943	$1,443

Weighted Average Interest Rate	4.8%	4.7%

The increase in interest expense for the second quarter of 2020 as compared to the second quarter of 2019 reflects the following financial transactions completed by AFG between March 31, 2019 and June 30, 2020:
•Issued $200 million of 5.125% Subordinated Debentures in December 2019
•Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020

Consolidated Realized Gains on Securities
AFG’s consolidated realized gains on securities, which are not allocated to segments, were $204 million in the second quarter of 2020 compared to $56 million in the second quarter of 2019, an increase of $148 million (264%). Realized gains on securities consisted of the following (in millions):

	Three months ended June 30,
	2020	2019
Realized gains before impairments:
Disposals	$—	$8
Change in the fair value of equity securities	202	44
Change in the fair value of derivatives	3	6
Adjustments to annuity deferred policy acquisition costs and related items	(2)	—
	203	58
Change in allowance for impairments:
Securities	1	(3)
Adjustments to annuity deferred policy acquisition costs and related items	—	1
	1	(2)
Realized gains (losses) on securities	$204	$56

The $202 million net realized gain from the change in the fair value of equity securities in the second quarter of 2020 includes gains of $63 million on investments in banks and financing companies, $34 million on investments in media companies, $21 million on investments in natural gas companies, $10 million on investments in energy companies and $13 million on real estate investment trusts. The $44 million net realized gain from the change in the fair value of equity securities in the second quarter of 2019 includes gains of $18 million on investments in banks and financing companies, $13 million from investments in communications companies and $10 million on investments in asset management companies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The $1 million reduction of previously recognized expected credit losses in the second quarter of 2020 includes $2 million in income related to corporate bonds and other fixed maturities and $1 million in expense related to structured securities.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $51 million for the second quarter of 2020 compared to $50 million for the second quarter of 2019, an increase of $1 million (2%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $10 million for the second quarter of 2020 compared to $1 million for the second quarter of 2019. Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Segmented Statement of Earnings
AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2020 and 2019 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (c)	GAAP Total
Six months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$2,261	$—	$—	$—	$2,261	$—	$132	$2,393
Net investment income	171	806	34	7	1,018	—	(6)	1,012
Realized gains (losses) on securities	—	—	—	—	—	(347)	—	(347)
Income (loss) of MIEs:
Investment income	—	—	108	—	108	—	—	108
Gain (loss) on change in fair value of assets/liabilities	—	—	(48)	—	(48)	—	—	(48)
Other income	8	65	(8)	43	108	—	—	108
Total revenues	2,440	871	86	50	3,447	(347)	126	3,226

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,372	—	—	—	1,372	—	106	1,478
Commissions and other underwriting expenses	749	—	—	10	759	—	70	829
Annuity benefits	—	561	—	(13)	548	154	—	702
Annuity and supplemental insurance acquisition expenses	—	133	—	2	135	(57)	—	78
Interest charges on borrowed money	—	—	—	40	40	—	—	40
Expenses of MIEs	—	—	86	—	86	—	—	86
Other expenses	22	68	—	91	181	—	2	183
Total costs and expenses	2,143	762	86	130	3,121	97	178	3,396
Earnings (loss) before income taxes	297	109	—	(80)	326	(444)	(52)	(170)
Provision (credit) for income taxes	60	20	—	(20)	60	(93)	—	(33)
Net earnings (loss), including noncontrolling interests	237	89	—	(60)	266	(351)	(52)	(137)
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Core Net Operating Earnings (Loss)	237	89	—	(60)	266
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(274)	(274)	274	—	—
Annuity non-core earnings (losses), net of tax (b)	—	(77)	—	—	(77)	77	—	—
Neon exited lines (c)	(39)	—	—	—	(39)	—	39	—
Net Earnings (Loss) Attributable to Shareholders	$198	$12	$—	$(334)	$(124)	$—	$—	$(124)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$2,373	$—	$—	$—	$2,373	$—	$2,373
Net investment income	228	886	(16)	24	1,122	—	1,122
Realized gains (losses) on securities	—	—	—	—	—	240	240
Income (loss) of MIEs:
Investment income	—	—	139	—	139	—	139
Gain (loss) on change in fair value of assets/liabilities	—	—	(2)	—	(2)	—	(2)
Other income	5	58	(7)	56	112	—	112
Total revenues	2,606	944	114	80	3,744	240	3,984

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,415	—	—	—	1,415	—	1,415
Commissions and other underwriting expenses	812	—	—	13	825	—	825
Annuity benefits	—	587	—	(4)	583	67	650
Annuity and supplemental insurance acquisition expenses	—	93	—	2	95	(34)	61
Interest charges on borrowed money	—	—	—	33	33	—	33
Expenses of MIEs	—	—	114	—	114	—	114
Other expenses	23	70	—	121	214	—	214
Total costs and expenses	2,250	750	114	165	3,279	33	3,312
Earnings (loss) before income taxes	356	194	—	(85)	465	207	672
Provision (credit) for income taxes	72	39	—	(18)	93	44	137
Net earnings (loss), including noncontrolling interests	284	155	—	(67)	372	163	535
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	—	—	—	(4)	—	(4)
Core Net Operating Earnings (Loss)	288	155	—	(67)	376
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	190	190	(190)	—
Annuity non-core earnings (losses), net of tax (b)	—	(27)	—	—	(27)	27	—
Net Earnings (Loss) Attributable to Shareholders	$288	$128	$—	$123	$539	$—	$539
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses).
(c)As discussed under “Results of Operations — General,” beginning with the first quarter of 2020, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $245 million in GAAP pretax earnings in the first six months of 2020 compared to $356 million in the first six months of 2019, a decrease of $111 million (31%). Property and casualty core pretax earnings were $297 million in the first six months of 2020 compared to $356 million in the first six months of 2019, a decrease of $59 million (17%). The decrease in GAAP and core pretax earnings reflects lower net investment income in the first six months of 2020 compared to the same period in 2019 due primarily to the impact of financial market disruption on earnings (losses) from partnerships and similar investments and AFG-managed CLOs.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2020 and 2019 (dollars in millions):

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Six months ended June 30,
	2020	2019	% Change
Gross written premiums	$3,065	$3,199	(4%)
Reinsurance premiums ceded	(777)	(788)	(1%)
Net written premiums	2,288	2,411	(5%)
Change in unearned premiums	(27)	(38)	(29%)
Net earned premiums	2,261	2,373	(5%)
Loss and loss adjustment expenses	1,372	1,415	(3%)
Commissions and other underwriting expenses	749	812	(8%)
Core underwriting gain	140	146	(4%)

Net investment income	171	228	(25%)
Other income and expenses, net	(14)	(18)	(22%)
Core earnings before income taxes	297	356	(17%)
Pretax non-core Neon exited lines (*)	(52)	—	—%
GAAP earnings before income taxes and noncontrolling interests	$245	$356	(31%)

(*)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are being treated as non-core earnings (losses) prospectively beginning in 2020. Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the six months ended June 30, 2020 (in millions):

	Six months ended June 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$3,065	$70	$3,135
Reinsurance premiums ceded	(777)	(63)	(840)
Net written premiums	2,288	7	2,295
Change in unearned premiums	(27)	125	98
Net earned premiums	2,261	132	2,393
Loss and loss adjustment expenses	1,372	106	1,478
Commissions and other underwriting expenses	749	70	819
Underwriting gain (loss)	140	(44)	96

Net investment income	171	(6)	165
Other income and expenses, net	(14)	(2)	(16)
Earnings (loss) before income taxes	$297	$(52)	$245

	Six months ended June 30,
	2020	2019	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	60.5%	59.6%	0.9%
Underwriting expense ratio	33.2%	34.2%	(1.0%)
Combined ratio	93.7%	93.8%	(0.1%)

Aggregate — including exited lines
Loss and LAE ratio	61.8%	59.7%	2.1%
Underwriting expense ratio	34.2%	34.2%	—%
Combined ratio	96.0%	93.9%	2.1%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.14 billion for the first six months of 2020 compared to $3.20 billion for the first six months of 2019, a decrease of $64 million (2%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2020		2019
	GWP	%	GWP	%	% Change
Property and transportation	$1,105	35%	$1,018	32%	9%
Specialty casualty	1,601	51%	1,808	57%	(11%)
Specialty financial	359	12%	373	11%	(4%)
Total specialty	3,065	98%	3,199	100%	(4%)
Neon exited lines	70	2%	—	—%	—%
Aggregate	$3,135	100%	$3,199	100%	(2%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for the first six months of 2020 compared to 25% of gross written premiums for the first six months of 2019, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2020		2019		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(293)	27%	$(252)	25%	2%
Specialty casualty	(504)	31%	(520)	29%	2%
Specialty financial	(71)	20%	(79)	21%	(1%)
Other specialty	91		63
Total specialty	(777)	25%	(788)	25%	—%
Neon exited lines	(63)	90%	—	—%	90%
Aggregate	$(840)	27%	$(788)	25%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.30 billion for the first six months of 2020 compared to $2.41 billion for the first six months of 2019, a decrease of $116 million (5%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2020		2019
	NWP	%	NWP	%	% Change
Property and transportation	$812	35%	$766	32%	6%
Specialty casualty	1,097	48%	1,288	53%	(15%)
Specialty financial	288	13%	294	12%	(2%)
Other specialty	91	4%	63	3%	44%
Total specialty	2,288	100%	2,411	100%	(5%)
Neon exited lines	7	—%	—	—%	—%
Aggregate	$2,295	100%	$2,411	100%	(5%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.39 billion for the first six months of 2020 compared to $2.37 billion for the first six months of 2019, an increase of $20 million (1%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2020		2019
	NEP	%	NEP	%	% Change
Property and transportation	$776	32%	$740	31%	5%
Specialty casualty	1,103	46%	1,263	53%	(13%)
Specialty financial	300	13%	297	13%	1%
Other specialty	82	3%	73	3%	12%
Total specialty	2,261	94%	2,373	100%	(5%)
Neon exited lines	132	6%	—	—%	—%
Aggregate	$2,393	100%	$2,373	100%	1%

The $64 million (2%) decrease in gross written premiums for the first six months of 2020 compared to the first six months of 2019 reflects a decrease in the Specialty casualty and Specialty financial sub-segments, partially offset by an increase in the Specialty property and transportation sub-segment . Overall average renewal rates increased approximately 8% in the first six months of 2020. Excluding the workers’ compensation business, renewal pricing increased approximately 12%.

Property and transportation Gross written premiums increased $87 million (9%) in the first six months of 2020 when compared to the first six months of 2019, which was impacted by delayed acreage reporting from insureds as a result of excess moisture and late planting of corn and soybean crops. Excluding crop insurance, gross written premiums for the first six months of 2020 increased by 5% in this group when compared to the first six months of 2019. Decreases in premiums due to return of premiums and reduced exposures as a result of the COVID-19 pandemic were more than offset by new business opportunities in the transportation, property and inland marine and ocean marine businesses. Average renewal rates increased approximately 7% for this group in the first six months of 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the first six months of 2020 compared to the first six months of 2019, reflecting growth in crop and certain ocean marine business, which cede a larger percentage of premiums than the other businesses in the Specialty property and transportation sub-segment.

Specialty casualty Gross written premiums decreased $207 million (11%) in the first six months of 2020 compared to the first six months of 2019 due primarily to the run-off of Neon. Excluding the $318 million in gross written premiums from the Neon exited lines in the first six months of 2019, gross written premiums increased 7% in the first six months of 2020 compared to the first six months of 2019. This increase reflects growth in the excess and surplus and excess liability businesses, primarily the result of significant renewal rate increases, new business opportunities and higher retentions on renewal business. This growth was partially offset by lower premiums due to reduced exposures in the workers’ compensation businesses as a result of the COVID-19 pandemic. Average renewal rates increased approximately 10% for this group in the first six months of 2020. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 19%. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the first six months of 2020 compared to the first six months of 2019, reflecting growth in the excess and surplus and excess liability businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment, partially offset by the impact of the Neon exited lines.

Specialty financial Gross written premiums decreased $14 million (4%) in the first six months of 2020 compared to the first six months of 2019 due primarily to lower premiums from the impact of various state regulations regarding policy cancellations and the placement of forced coverage in the financial institutions business, partially offset by higher premiums in the fidelity business. Average renewal rates for this group increased approximately 6% in the first six months of 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point for the first six months of 2020 compared to the first six months of 2019, reflecting lower cessions in the financial institutions business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $28 million (44%) in the first six months of 2020 compared to the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
first six months of 2019, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Six months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019
Property and transportation
Loss and LAE ratio	61.4%	65.4%	(4.0%)
Underwriting expense ratio	30.9%	28.8%	2.1%
Combined ratio	92.3%	94.2%	(1.9%)
Underwriting profit				$60	$43

Specialty casualty
Loss and LAE ratio	64.1%	60.8%	3.3%
Underwriting expense ratio	28.7%	32.6%	(3.9%)
Combined ratio	92.8%	93.4%	(0.6%)
Underwriting profit				$79	$83

Specialty financial
Loss and LAE ratio	41.2%	35.3%	5.9%
Underwriting expense ratio	53.2%	53.3%	(0.1%)
Combined ratio	94.4%	88.6%	5.8%
Underwriting profit				$17	$34

Total Specialty
Loss and LAE ratio	60.5%	59.6%	0.9%
Underwriting expense ratio	33.2%	34.2%	(1.0%)
Combined ratio	93.7%	93.8%	(0.1%)
Underwriting profit				$143	$148

Aggregate — including exited lines
Loss and LAE ratio	61.8%	59.7%	2.1%
Underwriting expense ratio	34.2%	34.2%	—%
Combined ratio	96.0%	93.9%	2.1%
Underwriting profit				$96	$146

The Specialty property and casualty insurance operations generated an underwriting profit of $143 million for the first six months of 2020 compared to $148 million for the first six months of 2019, a decrease of $5 million (3%). The lower underwriting profit in the first six months of 2020 reflects lower underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by higher underwriting profit in the Property and transportation sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $95 million in COVID-19 related losses (4.2 points on the combined ratio) in the first six months of 2020.

Property and transportation Underwriting profit for this group was $60 million for the first six months of 2020 compared to $43 million for the first six months of 2019, an increase of $17 million (40%), This increase reflects higher favorable prior year reserve development in the transportation businesses and higher underwriting profits at the Singapore branch, partially offset by lower underwriting profit in the crop business. COVID-19 related losses for this group were $6 million (0.7 points on the combined ratio) in the first six months of 2020. Catastrophe losses were $23 million (3.0 points on the combined ratio) in the first six months of 2020 compared to $17 million (2.3 points) in the first six months of 2019.

Specialty casualty Underwriting profit for this group was $79 million for the first six months of 2020 compared to $83 million for the first six months of 2019, a decrease of $4 million (5%). COVID-19 related losses were $59 million (5.3 points on the combined ratio) in the first six months of 2020, primarily in the workers’ compensation and executive liability businesses. These losses, in addition to lower year-over-year underwriting profitability in the alternative markets and public sector businesses were partially offset by higher favorable prior year reserve development of $31 million in the first

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
six months of 2020 compared to the first six months of 2019, primarily in the workers’ compensation and executive liability businesses, higher profitability in the excess and surplus and excess liability businesses, and the impact of $14 million of underwriting losses at Neon in the first six months of 2019.

Specialty financial Underwriting profit for this group was $17 million for the first six months of 2020 compared to $34 million for the first six months of 2019, a decrease of $17 million (50%). COVID-19 related losses were $30 million (10.2 points on the combined ratio) in the first six months of 2020 primarily related to trade credit insurance. Lower underwriting profitability in the trade credit, surety and fidelity businesses was partially offset by higher underwriting profit in the financial institutions business.

Other specialty This group reported an underwriting loss of $13 million for the first six months of 2020 compared to $12 million in the first six months of 2019, an increase of $1 million (8%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first six months of 2020 compared to the first six months of 2019.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes an underwriting loss of $44 million at Neon in the second quarter of 2020, due primarily to losses related to the COVID-19 pandemic. AFG also recorded adverse prior year reserve development of $3 million and $2 million in the second quarter of 2020 and 2019, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.8% for the first six months of 2020 compared to 59.7% for the first six months of 2019, an increase of 2.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2020	2019	2020	2019	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$499	$499	64.4%	67.5%	(3.1%)
Prior accident years development	(52)	(32)	(6.7%)	(4.4%)	(2.3%)
COVID-19 related losses	6	—	0.7%	—%	0.7%
Current year catastrophe losses	23	17	3.0%	2.3%	0.7%
Property and transportation losses and LAE and ratio	$476	$484	61.4%	65.4%	(4.0%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$717	$810	65.0%	64.2%	0.8%
Prior accident years development	(75)	(44)	(6.7%)	(3.5%)	(3.2%)
COVID-19 related losses	59	—	5.3%	—%	5.3%
Current year catastrophe losses	6	2	0.5%	0.1%	0.4%
Specialty casualty losses and LAE and ratio	$707	$768	64.1%	60.8%	3.3%

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$101	$115	33.5%	38.8%	(5.3%)
Prior accident years development	(13)	(15)	(4.5%)	(5.1%)	0.6%
COVID-19 related losses	30	—	10.2%	—%	10.2%
Current year catastrophe losses	6	5	2.0%	1.6%	0.4%
Specialty financial losses and LAE and ratio	$124	$105	41.2%	35.3%	5.9%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$1,372	$1,477	60.6%	62.3%	(1.7%)
Prior accident years development	(133)	(88)	(5.8%)	(3.7%)	(2.1%)
COVID-19 related losses	95	—	4.2%	—%	4.2%
Current year catastrophe losses	35	24	1.5%	1.0%	0.5%
Total Specialty losses and LAE and ratio	$1,369	$1,413	60.5%	59.6%	0.9%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$1,447	$1,477	60.5%	62.3%	(1.8%)
Prior accident years development	(119)	(86)	(5.0%)	(3.6%)	(1.4%)
COVID-19 related losses	115	—	4.8%	—%	4.8%
Current year catastrophe losses	35	24	1.5%	1.0%	0.5%
Aggregate losses and LAE and ratio	$1,478	$1,415	61.8%	59.7%	2.1%
Current accident year losses and LAE, excluding COVID-19 and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.6% for the first six months of 2020 compared to 62.3% for the first six months of 2019, an improvement of 1.7 percentage points.

Property and transportation   The 3.1 percentage point improvement in the loss and LAE ratio for the current year, excluding COVID-19 and catastrophe losses reflects a decrease in the loss and LAE ratio at National Interstate, due primarily to rate increases and lower claim frequency in the first six months of 2020, and lower loss and LAE ratios in the Singapore branch and equine mortality business in the first six months of 2020 compared to the first six months of 2019, partially offset by an increase in the loss and LAE ratio of the aviation business in the first six months of 2020 compared to the first six months of 2019.

Specialty casualty  The 0.8 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 and catastrophe losses reflects the impact of the Neon exited lines in the first six months of 2019, which have a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
lower loss and LAE ratio than many of the other businesses in the Specialty casualty group. Excluding the impact of the Neon exited lines, the loss and LAE ratio for the current year, excluding catastrophe losses decreased 0.4 percentage points in the first six months of 2020 compared to the first six months of 2019.

Specialty financial   The 5.3 percentage point improvement in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business in the first six months of 2020 compared to the first six months of 2019.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $133 million in the first six months of 2020 compared to $88 million in the first six months of 2019, an increase of $45 million (51%).

Property and transportation Net favorable reserve development of $52 million in the first six months of 2020 reflects lower than expected claim frequency and severity in the agricultural businesses and lower than anticipated claim frequency and severity in the transportation businesses. Net favorable reserve development of $32 million in the first six months of 2019 reflects lower than expected losses in the crop business and lower than expected claim frequency and severity in the transportation businesses.

Specialty casualty Net favorable reserve development of $75 million in the first six months of 2020 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business, partially offset by higher than expected claim frequency and severity in the excess and surplus businesses. Net favorable reserve development of $44 million in the first six months of 2019 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected losses at Neon.

Specialty financial Net favorable reserve development of $13 million in the first six months of 2020 reflects lower than anticipated claim frequency in the trade credit and surety businesses. Net favorable reserve development of $15 million in the first six months of 2019 reflects lower than expected claim frequency and severity in the surety business and lower than expected claim severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $7 million in the first six months of 2020 compared to $3 million in the first six months of 2019. The net adverse reserve development reflects adverse development of $10 million and $6 million in the first six months of 2020 and the first six months of 2019, respectively, associated with AFG’s internal reinsurance program. Both periods include the amortization of the deferred gain on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $11 million from the Neon exited lines in the first six months of 2020 and net adverse reserve development of $3 million and $2 million in the first six months of 2020 and the first six months of 2019, respectively, related to business outside the Specialty group that AFG no longer writes.

Covid-19 related losses
Underwriting results for AFG’s Specialty property and casualty insurance operations for the first six months of 2020 included $95 million in COVID-19 related losses. Given the uncertainties surrounding the ultimate number or scope of claims relating to the pandemic, these charges, approximately 90% of which establish reserves for claims that have been incurred but not reported, represent the Company’s current best estimate of losses from the pandemic and related economic disruption incurred through June 30, 2020. Approximately 70% of AFG’s COVID-19 related losses were reported in the workers’ compensation, executive liability and trade credit businesses, with the remainder spread across numerous other businesses.

In addition, COVID-19 related losses were the primary driver of the underwriting loss recorded in the Neon exited lines for the first six months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Catastrophe losses
Catastrophe losses of $35 million in the first six months of 2020 resulted primarily from storms and tornadoes in multiple regions of the United States and included $4 million related to civil unrest. Catastrophe losses of $24 million in the first six months of 2019 resulted primarily from storms and tornadoes in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $819 million in the first six months of 2020 compared to $812 million for the first six months of 2019, an increase of $7 million (1%). AFG’s underwriting expense ratio was 34.2% for both the first six months of 2020 and the first six months of 2019. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2020		2019		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$240	30.9%	$213	28.8%	2.1%
Specialty casualty	317	28.7%	412	32.6%	(3.9%)
Specialty financial	159	53.2%	158	53.3%	(0.1%)
Other specialty	33	40.4%	29	39.1%	1.3%
Total Specialty	749	33.2%	812	34.2%	(1.0%)
Neon exited lines	70		—
Aggregate	$819	34.2%	$812	34.2%	—%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.1 percentage points in the first six months of 2020 compared to the first six months of 2019, reflecting lower profitability-based ceding commissions received from reinsurers in the crop business in the first six months of 2020 compared to the first six months of 2019, partially offset by the impact of higher premiums on the ratio in the property and inland marine business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.9 percentage points in the first six months of 2020 compared to the first six months of 2019, due to the run-off of Neon. Neon has a higher expense ratio than many of the other businesses in the Specialty casualty sub-segment. Excluding the Neon exited lines, the underwriting expense ratio decreased 1.3 percentage points in the first six months of 2020 compared to the first six months of 2019 reflecting the impact of higher premiums on the ratio in the excess and surplus business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums is comparable in the first six months of 2020 and the first six months of 2019.

Property and Casualty Net Investment Income
Excluding the Neon exited lines, net investment income in AFG’s property and casualty insurance operations was $171 million in the first six months of 2020 compared to $228 million in the first six months of 2019, a decrease of $57 million (25%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2020	2019	Change	% Change
Net investment income	$171	$228	$(57)	(25%)

Average invested assets (at amortized cost)	$11,509	$11,084	$425	4%

Yield (net investment income as a % of average invested assets)	2.97%	4.11%	(1.14%)

Tax equivalent yield (*)	3.10%	4.29%	(1.19%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s decrease in net investment income for the first six months of 2020 compared to the first six months of 2019 reflects losses from partnerships and similar investments and AFG-managed

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CLOs in the first six months of 2020 as a result of the negative impact of the COVID-19 pandemic on financial markets, partially offset by the impact of growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 2.97% for the first six months of 2020 compared to 4.11% for the first six months of 2019, a decrease of 1.14 percentage points. AFG’s property and casualty insurance operations recorded $10 million in losses from partnerships and similar investments and AFG-managed CLOs in the first six months of 2020 compared to $31 million in earnings in the first six months of 2019, a $41 million (132%) decrease in earnings. The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was a negative yield of 2.3% in the first six months of 2020 compared to a positive yield of 9.1% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $6 million loss in the first six months of 2020 in net investment income, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $14 million for the first six months of 2020 compared to $18 million for the first six months of 2019, a decrease of $4 million (22%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2020	2019
Other income	$8	$5
Other expenses
Amortization of intangibles	6	6
Other	16	17
Total other expense	22	23
Other income and expenses, net	$(14)	$(18)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred $2 million in other expenses during the first six months of 2020.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $12 million in GAAP pretax earnings in the first six months of 2020 compared to $161 million in the first six months of 2019, a decrease of $149 million (93%) due primarily to losses from partnerships and similar investments and AFG-managed CLOs. The decrease in the financial markets during the first six months of 2020 had a negative impact on liabilities for annuities with guaranteed withdrawal benefits and on the fair value of derivatives related to FIAs in the first six months of 2020 compared to the favorable impact of strong stock market performance in the 2019 period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the six months ended June 30, 2020 and 2019 (dollars in millions):

	Six months ended June 30,
	2020	2019	% Change
Revenues:
Net investment income	$806	$886	(9%)
Other income:
Guaranteed withdrawal benefit fees	34	33	3%
Policy charges and other miscellaneous income (a)	31	25	24%
Total revenues	871	944	(8%)

Costs and Expenses:
Annuity benefits (a)(b)	561	587	(4%)
Acquisition expenses (a)	133	93	43%
Other expenses	68	70	(3%)
Total costs and expenses	762	750	2%
Core earnings before income taxes	109	194	(44%)
Pretax non-core losses (a)	(97)	(33)	194%
GAAP earnings before income taxes	$12	$161	(93%)
(a)As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first six months of 2020 and 2019, annuity benefits exclude the $154 million and $67 million unfavorable impact, respectively, of these items and acquisition expenses exclude the $57 million and $34 million favorable impact, respectively, on the amortization of deferred policy acquisition costs.
(b)Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity core earnings before income taxes were $109 million in the first six months of 2020 compared to $194 million in the first six months of 2019, a decrease of $85 million (44%). As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first six months of 2020, the annuity segment’s core earnings before income taxes includes $97 million in pretax losses related to these items. Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, the annuity segment’s core earnings before income taxes for the first six months of 2019 includes the $11 million negative impact from these items in first quarter of 2019. Excluding the $11 million unfavorable impact in the first quarter of 2019, annuity core net operating earnings for the first six months of 2020 decreased $96 million compared to the first six months of 2019 reflecting the losses from partnerships and similar investments and AFG-managed CLOs and the impact of lower short-term interest rates in the first six months of 2020, partially offset by growth in the business, higher than expected persistency and a reduction in the cost of funds as a percentage of average annuity benefits accumulated. The table below highlights the impact of changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Six months ended June 30,
	2020	2019	% Change
Earnings before income taxes — before the impact of derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$109	$205	(47%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(200)	(198)	1%
Accretion of guaranteed minimum FIA benefits	(211)	(201)	5%
Other annuity benefits	(41)	—	—%
Less cost of equity options	298	287	4%
Related impact on the amortization of deferred policy acquisition costs	57	68	(16%)
Earnings before income taxes	$12	$161	(93%)

Annuity benefits consisted of the following (dollars in millions):

	Six months ended June 30,
	2020			2019			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$206	$—	$206	$193	$—	$193	7%
Accretion of guaranteed minimum FIA benefits	—	211	211	99	102	201	5%
Interest credited — fixed component of variable annuities	2	—	2	2	—	2	—%
Cost of equity options	298	(298)	—	146	(146)	—	—%
Other annuity benefits:
Amortization of sales inducements	4	—	4	8	—	8	(50%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	—	20	20	(1)	(4)	(5)	(500%)
Accretion of benefits and other	42	—	42	39	—	39	8%
Change in expected death and annuitization reserves and other	9	—	9	13	—	13	(31%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	21	21	(7)	12	5	320%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	(46)	(46)	462	251	713	(106%)
Equity option mark-to-market	—	246	246	(367)	(148)	(515)	(148%)
Impact of derivatives related to FIAs	—	200	200	95	103	198	1%

Total annuity benefits	$561	$154	$715	$587	$67	$654	9%

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

	Six months ended June 30,
	2020	2019
Interest credited — fixed	$206	$193
Include cost of equity options	298	287
Cost of funds	504	480

Interest credited — fixed component of variable annuities	2	2
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	55	60
	561	542
Changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Impact of derivatives related to FIAs	200	198
Accretion of guaranteed minimum FIA benefits	211	201
Other annuity benefits — impact of the stock market and interest rates on FIAs	41	—
Less cost of equity options (included in cost of funds)	(298)	(287)
Total annuity benefits expense	$715	$654

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Six months ended June 30,
	2020	2019	% Change
Average fixed annuity investments (at amortized cost)	$40,322	$37,449	8%
Average fixed annuity benefits accumulated	40,370	37,640	7%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	3.98%	4.71%
Cost of funds	(2.50%)	(2.55%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.10%)	(0.13%)
Net interest spread	1.38%	2.03%

Policy charges and other miscellaneous income (*)	0.13%	0.10%
Acquisition expenses (*)	(0.64%)	(0.66%)
Other expenses	(0.33%)	(0.37%)
Net spread earned on fixed annuities excluding the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on FIAs	0.54%	1.10%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs:
Included in core	—%	(0.06%)
Annuity non-core earnings (losses)	(0.48%)	(0.18%)
Net spread earned on fixed annuities	0.06%	0.86%
(*)Excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first six months of 2020 was $806 million compared to $886 million for the first six months of 2019, a decrease of $80 million (9%). This decrease reflects losses from partnerships and similar investments and AFG-managed CLOs, partially offset by growth in AFG’s annuity business. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.73 percentage points to 3.98% from 4.71% for the first six months of 2020 compared to the first six months of 2019. The decrease in the net investment yield between periods reflects the negative impact of lower earnings from partnerships and similar investments and AFG-managed CLOs in the first six months of 2020, along with the impact of the run-off of higher yielding investments and lower short-term interest rates. AFG’s annuity segment recorded $43 million in losses from partnerships and similar investments and AFG-managed CLOs in the first six months of 2020 compared to $60 million in earnings in the first six months of 2019, a change of $103 million (172%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was a negative yield of 6.7% in the first six months of 2020 compared to a positive yield of 11.1% in the prior year period.

Annuity Cost of Funds
Cost of funds for the first six months of 2020 was $504 million compared to $480 million for the first six months of 2019, an increase of $24 million (5%). This increase reflects growth in the annuity business. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.05 percentage points to 2.50% from 2.55% in the first six months of 2020 compared to the first six months of 2019 reflecting the impact of offering lower renewal crediting rates on option costs.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Six months ended June 30,
	2020	2019
Cost of equity options (FIAs)	$298	$287
Interest credited:
Traditional fixed annuities	127	120
Fixed component of fixed-indexed annuities	51	45
Immediate annuities	12	12
Pension risk transfer products	8	2
Federal Home Loan Bank advances	8	14
Total cost of funds	$504	$480

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of the stock market and interest rates for the first six months of 2020 were $21 million compared to $27 million for the first six months of 2019, a decrease of $6 million (22%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.03 percentage points to 0.10% from 0.13% in the first six months of 2020 compared to the first six months of 2019. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Six months ended June 30,
	2020	2019
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$4	$8
Change in guaranteed withdrawal benefit reserve	42	39
Change in other benefit reserves	9	13
Other annuity benefits	55	60
Offset guaranteed withdrawal benefit fees	(34)	(33)
Other annuity benefits excluding the impact of the stock market and interest rates, net	21	27
Other annuity benefits — impact of the stock market and interest rates	41	—
Other annuity benefits, net	$62	$27

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $41 million in the first six months of 2020. This $41 million increase compared to the 2019 period was the primary driver of the $35 million (130%) overall increase in other annuity benefits, net of guaranteed withdrawal fees in the first six months of 2020 compared to the first six months of 2019.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.65 percentage points to 1.38% from 2.03% in the first six months of 2020 compared to the same period in 2019 due primarily to the negative impact of losses from partnerships and similar investments and AFG-managed CLOs in the first six months of 2020. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and equity index call option proceeds received at maturity that are not passed to policyholders through index credits due to surrenders, were $31 million in the first six months of 2020 compared to $25 million in the first six months of 2019, an increase of $6 million (24%), reflecting higher gains on equity index options in excess of policyholder index credits in the first six months of 2020 compared to the first six months of 2019. Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated increased 0.03 percentage points to 0.13% from 0.10% in the first six months of 2020 compared to the first six months of 2019, reflecting the higher gains on equity index call options.

Annuity Acquisition Expenses
The following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Six months ended June 30,
	2020	2019
Annuity acquisition expenses before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$133	$127
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates:
Included in core	—	(34)
Annuity non-core earnings (losses)	(57)	(34)
Annuity acquisition expenses	$76	$59

Annuity acquisitions expenses before the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $133 million for the first six months of 2020 compared to $127 million for the first six months of 2019, an increase of $6 million (5%).

The negative impact of significantly lower than anticipated interest rates in both the first six months of 2020 and the first six months of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. The offsetting deceleration of the amortization of DPAC in the 2019 period was partially offset by the positive impact of strong stock market performance on the fair value of derivatives and other liabilities related to FIAs.

The table below illustrates the impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Six months ended June 30,
	2020	2019
Before the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.64%	0.66%
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.28%)	(0.36%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.36%	0.30%

Annuity Other Expenses
Annuity other expenses were $68 million for the first six months of 2020 compared to $70 million for the first six months of 2019, a decrease of $2 million (3%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.04 percentage points to 0.33% from 0.37% for the first six months of 2020 compared to the first six months of 2019 due primarily to growth in the annuity business.

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

	Six months ended June 30,
	2020	2019	% Change
Change in the fair value of derivatives related to FIAs	$(200)	$(198)	1%
Accretion of guaranteed minimum FIA benefits	(211)	(201)	5%
Other annuity benefits	(41)	—	—%
Less cost of equity options	298	287	4%
Related impact on the amortization of DPAC	57	68	(16%)
Impact on annuity segment earnings before income taxes	$(97)	$(44)	120%

During the first six months of 2020, the negative impact of significantly lower than anticipated interest rates and the decrease in stock market performance reduced the annuity segments’ earnings before income taxes by $97 million compared to the $44 million negative impact of interest rates and the stock market on annuity earnings before income taxes for the first six months of 2019, an increase of $53 million (120%). In the first six months of 2019, the negative impact of significantly lower than anticipated interest rates was partially offset by the positive impact of strong stock market performance. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.48% in the first six months of 2020 compared to 0.24% in the first six months of 2019.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options discussed above. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Six months ended June 30,
	2020	2019	% Change
Change in the stock market, including volatility	$(26)	$40	(165%)
Changes in interest rates higher (lower) than expected	(71)	(83)	(14%)
Other	—	(1)	(100%)
Impact on annuity segment earnings before income taxes	$(97)	$(44)	120%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.56 percentage points to 0.54% in the first six months of 2020 from 1.10% in the first six months of 2019 due primarily to the 0.65 percentage point decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.80 percentage points to 0.06% in the first six months of 2020 from 0.86% in the first six months of 2019 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the six months ended June 30, 2020 and 2019 (in millions):

	Six months ended June 30,
	2020	2019
Beginning fixed annuity reserves	$40,018	$36,431
Fixed annuity premiums (receipts)	1,887	2,733
Federal Home Loan Bank advances, net	160	—
Surrenders, benefits and other withdrawals	(1,562)	(1,623)
Interest and other annuity benefit expenses:
Cost of funds	504	480
Embedded derivative mark-to-market	(46)	713
Change in other benefit reserves	(19)	(54)
Ending fixed annuity reserves	$40,942	$38,680

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$40,942	$38,680
Impact of unrealized investment gains	285	192
Fixed component of variable annuities	165	172
Annuity benefits accumulated per balance sheet	$41,392	$39,044

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Statutory Annuity Premiums
AFG’s annuity operations generated gross statutory premiums of $1.90 billion in the first six months of 2020 compared to $2.74 billion in the first six months of 2019, a decrease of $847 million (31%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Six months ended June 30,
	2020	2019	% Change
Financial institutions single premium annuities — indexed	$682	$853	(20%)
Financial institutions single premium annuities — fixed	385	657	(41%)
Retail single premium annuities — indexed	310	575	(46%)
Retail single premium annuities — fixed	56	65	(14%)
Broker dealer single premium annuities — indexed	238	416	(43%)
Broker dealer single premium annuities — fixed	19	14	36%
Pension risk transfer	126	60	110%
Education market — fixed and indexed annuities	71	93	(24%)
Total fixed annuity premiums	1,887	2,733	(31%)
Variable annuities	10	11	(9%)
Total gross fixed annuity premiums	1,897	2,744	(31%)
Ceded premiums	(78)	—	—%
Total net annuity premiums	$1,819	$2,744	(34%)

Management attributes the 31% decrease in gross fixed annuity premiums in the first six months of 2020 compared to the first six months of 2019 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019 and 2020, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2019 levels. In addition, many of the restrictions from the COVID-19 pandemic impact the ability of agents to conduct business in the same manner as usual. As a result, management expects annuity premiums to be negatively impacted during the remainder of 2020.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the six months ended June 30, 2020 and 2019 (in millions):

	Six months ended June 30,
	2020	2019
Earnings on fixed annuity benefits accumulated	$12	$162
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(1)	(4)
Variable annuity earnings	1	3
Earnings before income taxes	$12	$161
(*)Net investment income (as a % of investments) of 3.98% and 4.71% for the six months ended June 30, 2020 and 2019, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $80 million in the first six months of 2020 compared to $85 million in the first six months of 2019, a decrease of $5 million (6%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the six months ended June 30, 2020 and 2019 (dollars in millions):

	Six months ended June 30,
	2020	2019	% Change
Revenues:
Life, accident and health net earned premiums	$10	$11	(9%)
Net investment income	7	24	(71%)
Other income — P&C fees	33	35	(6%)
Reclassify annuity segment option gains	(13)	(4)	225%
Other income	13	14	(7%)
Total revenues	50	80	(38%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	10	13	(23%)
Annuity - annuity benefits	(13)	(4)	225%
Life, accident and health benefits	19	17	12%
Life, accident and health acquisition expenses	2	2	—%
Other expense — expenses associated with P&C fees	23	22	5%
Other expenses	49	82	(40%)
Costs and expenses, excluding interest charges on borrowed money	90	132	(32%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(40)	(52)	(23%)
Interest charges on borrowed money	40	33	21%
Loss before income taxes, excluding realized gains and losses	$(80)	$(85)	(6%)

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $10 million and related benefits and acquisition expenses of $21 million in the first six months of 2020 compared to net earned premiums of $11 million and related benefits and acquisition expenses of $19 million in the first six months of 2019. The $2 million (12%) increase in life, accident and health benefits reflects higher claims in the run-off life insurance business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $7 million in the first six months of 2020 compared to $24 million in the first six months of 2019, a decrease of $17 million (71%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $6 million in the first six months of 2020 compared to an increase in value of $9 million in the first six months of 2019.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2020, AFG collected $33 million in fees for these services compared to $35 million in the first six months of 2019. Management views this fee income, net of the $23 million in the first six months of 2020 and $22 million the first six months of 2019, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Annuity Segment Option Gains
As discussed under “Annuity Segment — Results of Operations,” AFG purchases and sells equity index options to mitigate the risk in the index-based component of its FIAs. In evaluating the performance of the annuity business, management views the cost of the equity options as a better measurement of the true expenses of the Annuity segment as compared to the GAAP accounting for these options as derivatives because any proceeds at expiration from the options generally are passed to policyholders through index credits. On occasion, policyholders surrender their annuity prior to receiving the index credit, which results in any option exercise proceeds being retained by AFG. For internal management reporting, AFG views these “option gains” as miscellaneous (other) income rather than as a component of annuity benefits expense. Consistent with internal management reporting, these option gains are reclassified from annuity benefits to other income in AFG’s segmented results. In the first six months of 2020 and 2019, AFG had $13 million and $4 million, respectively, in such option gains.

Holding Company and Other — Other Income
Other income in the table above includes $8 million and $7 million in the first six months of 2020 and 2019, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $5 million in the first six months of 2020 compared to $7 million the first six months of 2019.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $49 million in the first six months of 2020 compared to $82 million the first six months of 2019, a decrease of $33 million (40%). This decrease reflects lower holding company expenses related to employee benefit plans that are tied to stock market performance and lower expenses associated with certain incentive compensation plans in the first six months of 2020 compared to the first six months of 2019 and a $3 million charitable donation in the first six months of 2019.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $40 million in the first six months of 2020 compared to $33 million in the first six months of 2019, an increase of $7 million (21%).

The increase in interest expense for the first six months of 2020 as compared to the first six months of 2019 reflects the following financial transactions completed by AFG between January 1, 2019 and June 30, 2020:
•Issued $125 million of 5.875% Subordinated Debentures in March 2019
•Issued $200 million of 5.125% Subordinated Debentures in December 2019
•Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net losses of $347 million in the first six months of 2020 compared to net gains of $240 million in the first six months of 2019, a change of $587 million (245%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2020	2019
Realized gains (losses) before impairments:
Disposals	$29	$5
Change in the fair value of equity securities	(333)	226
Change in the fair value of derivatives	7	12
Adjustments to annuity deferred policy acquisition costs and related items	(5)	1
	(302)	244
Change in allowance for impairments:
Securities	(60)	(6)
Adjustments to annuity deferred policy acquisition costs and related items	15	2
	(45)	(4)
Realized gains (losses) on securities	$(347)	$240

The $333 million net realized loss from the change in the fair value of equity securities in the first six months of 2020 includes losses of $76 million on investments in banks and financing companies, $76 million on investments in media companies, $62 million on investments in natural gas companies, $36 million on investments in energy companies and $29 million on real estate investment trusts. The $226 million net realized gain from the change in the fair value of equity securities in the first six months of 2019 includes gains of $70 million on investments in banks and financing companies, $35 million from investments in media companies, $23 million on investments in asset management companies and $17 million on insurance companies.

The $60 million of impairment allowance expense in the first six months of 2020 include $38 million in charges related to structured securities and $22 million in charges related to corporate bonds and other fixed maturities.

Consolidated Income Taxes
AFG’s consolidated provision (credit) for income taxes was a credit of $33 million for the first six months of 2020 compared to a provision of $137 million for the first six months of 2019, a change of $170 million (124%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $13 million for the first six months of 2020 compared to $4 million for the first six months of 2019, an increase of $9 million (225%). Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

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

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the assumptions used to measure the liability for future policy benefits for traditional and limited pay contracts (e.g. life, accident and health benefits) from being locked in at inception to being updated at least annually and standardizes the liability discount rate to be used and updated each reporting period, requires the measurement of market risk benefits associated with deposit contracts (e.g. annuities) to be recorded at fair value, simplifies the amortization of deferred policy acquisition costs to a constant level basis over the expected life of the related contracts and requires enhanced disclosures. AFG will be required to adopt this guidance effective January 1, 2022. In July 2020, the Financial Accounting Standards Board voted to expose a proposal to delay the effective date for public companies by one year. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is closer to adoption.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2020, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2019 Form 10-K.

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Interim Principal Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and interim principal financial and accounting officer concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

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
The global COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets. COVID-19 has directly and indirectly adversely affected AFG and will likely continue to do so for an uncertain period of time. The cumulative effects of COVID-19 on AFG cannot be predicted at this time, but could include (or continue to include), without limitation:
•Continued volatility and further disruption in financial markets which could result in additional significant declines in the fair value of AFG’s investments and could lead to investment losses due to creditor defaults and bankruptcies;
•Continued low or declining interest rates which could reduce future investment results;
•Continued negative impact on premium volumes and annuity sales due to the impact of COVID-19 on general economic activity;
•Negative impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption and overall economic output;
•Reduced cash flows from policyholders delaying premium payments and increased surrenders and annuitizations of in-force annuities;
•Increased claims, including annuity and life insurance death claims, losses, litigation and related expenses;
•Legislative, regulatory, and judicial actions in response to COVID-19, including, but not limited to: actions prohibiting AFG from canceling insurance policies in accordance with policy terms; requiring AFG to cover losses when its policies specifically excluded coverage or did not provide coverage; ordering AFG to provide premium refunds; granting extended grace periods for payment of premiums; and providing for extended periods of time to pay past due premiums; and
•Policyholder losses from COVID-19-related claims could be greater than AFG’s reserves for those losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
AFG’s results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics or severe weather conditions or climate change.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by other events, such as terrorist attacks, as well as pandemics and other similar outbreaks in many parts of the world, including the recent outbreak of COVID-19. These events may have a material adverse effect on AFG’s workforce and business operations as well as the workforce and operations of AFG’s customers and independent agents. Some of the assets in AFG’s investment portfolio may be adversely affected by declines in the financial markets, changes in interest rates, reduced liquidity and economic activity caused by large-scale catastrophes, pandemics, terrorist attacks or similar events which could have a material adverse effect on AFG’s revenue, liquidity and operating results.

While not considered a catastrophe by insurance industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results. In addition, extreme weather events that are linked to rising temperatures, changing global weather patterns and fluctuating rain, snow and sea levels (climate change) could result in increased occurrence and severity of catastrophes. The extent of gross losses for AFG’s insurance operations from a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event, potentially mitigated by any reinsurance coverage purchased by AFG’s insurance subsidiaries. In addition, certain catastrophes could result in both property and non-property claims from the same event. A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2020 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	826,283	$74.28	826,283	4,173,717
Second quarter:
April	—	—	—	4,173,717
May	85,000	$62.77	85,000	4,088,717
June	1,109,236	63.78	1,109,236	2,979,481
Total	2,020,519	$68.04	2,020,519
(*)Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019.

In addition, AFG acquired 95,854 shares of its Common Stock (at an average of $110.80 per share) in the first quarter of 2020, 421 shares (at an average of $62.22 per share) in May 2020 and 119 shares (at $62.38 per share) in June 2020 in connection with its stock incentive plans.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 6. Exhibits

Number	Exhibit Description
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of interim principal financial and accounting officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and interim principal financial and accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

August 6, 2020	By:	/s/ Brian Hertzman
Brian Hertzman
Vice President and Controller
(interim principal financial and accounting officer)