Form 10-Q
period 2020-09-30
AMERICAN FINANCIAL GROUP INC
filed 2020-11-05
CIK 1042046

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AFG	New York Stock Exchange
6% Subordinated Debentures due November 15, 2055	AFGH	New York Stock Exchange
5.875% Subordinated Debentures due March 30, 2059	AFGB	New York Stock Exchange
5.625% Subordinated Debentures due June 1, 2060	AFGD	New York Stock Exchange
5.125% Subordinated Debentures due December 15, 2059	AFGC	New York Stock Exchange
4.50% Subordinated Debentures due September 15, 2060	AFGE	New York Stock Exchange
As of November 1, 2020, there were 86,844,220 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
____________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$3,747	$2,314
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $45,297 and $44,524; allowance for expected credit losses of $54 at September 30, 2020)	48,193	46,505
Fixed maturities, trading at fair value	92	113
Equity securities, at fair value	1,606	1,937
Investments accounted for using the equity method	1,841	1,688
Mortgage loans	1,482	1,329
Policy loans	154	164
Equity index call options	697	924
Real estate and other investments	275	278
Total cash and investments	58,087	55,252
Recoverables from reinsurers	3,819	3,415
Prepaid reinsurance premiums	862	678
Agents’ balances and premiums receivable	1,384	1,335
Deferred policy acquisition costs	497	1,037
Assets of managed investment entities	4,717	4,736
Other receivables	1,185	975
Variable annuity assets (separate accounts)	603	628
Other assets	1,749	1,867
Goodwill	207	207
Total assets	$73,110	$70,130

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,754	$10,232
Unearned premiums	3,015	2,830
Annuity benefits accumulated	41,932	40,406
Life, accident and health reserves	609	612
Payable to reinsurers	977	814
Liabilities of managed investment entities	4,541	4,571
Long-term debt	2,108	1,473
Variable annuity liabilities (separate accounts)	603	628
Other liabilities	2,231	2,295
Total liabilities	66,770	63,861

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 87,266,582 and 90,303,686 shares outstanding	87	90
Capital surplus	1,283	1,307
Retained earnings	3,737	4,009
Accumulated other comprehensive income, net of tax	1,233	863
Total shareholders’ equity	6,340	6,269
Noncontrolling interests	—	—
Total equity	6,340	6,269
Total liabilities and equity	$73,110	$70,130

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Property and casualty insurance net earned premiums	$1,381	$1,442	$3,774	$3,815
Net investment income	572	588	1,584	1,710
Realized gains (losses) on:
Securities	45	(18)	(302)	222
Subsidiaries	(30)	—	(30)	—
Income of managed investment entities:
Investment income	46	67	154	206
Gain (loss) on change in fair value of assets/liabilities	1	(14)	(47)	(16)
Other income	45	58	153	170
Total revenues	2,060	2,123	5,286	6,107

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	963	944	2,441	2,359
Commissions and other underwriting expenses	406	450	1,235	1,275
Annuity benefits	203	250	905	900
Annuity and supplemental insurance acquisition expenses	172	120	250	181
Interest charges on borrowed money	24	17	64	50
Expenses of managed investment entities	31	54	117	168
Other expenses	127	111	310	325
Total costs and expenses	1,926	1,946	5,322	5,258
Earnings (loss) before income taxes	134	177	(36)	849
Provision (credit) for income taxes	(30)	34	(63)	171
Net earnings, including noncontrolling interests	164	143	27	678
Less: Net earnings (loss) attributable to noncontrolling interests	—	(4)	(13)	(8)
Net Earnings Attributable to Shareholders	$164	$147	$40	$686

Earnings Attributable to Shareholders per Common Share:
Basic	$1.86	$1.64	$0.45	$7.65
Diluted	$1.86	$1.62	$0.45	$7.55
Average number of Common Shares:
Basic	88.2	90.0	89.4	89.7
Diluted	88.5	91.1	89.9	90.9

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings, including noncontrolling interests	$164	$143	$27	$678
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period	194	107	350	847
Reclassification adjustment for realized (gains) losses included in net earnings	(12)	1	—	(10)
Total net unrealized gains on securities	182	108	350	837
Net unrealized gains (losses) on cash flow hedges	(6)	7	24	36
Foreign currency translation adjustments	—	(7)	(6)	(3)
Pension and other postretirement plans adjustments	—	1	—	1
Other comprehensive income, net of tax	176	109	368	871
Total comprehensive income, net of tax	340	252	395	1,549
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(3)	(11)	(6)
Comprehensive income attributable to shareholders	$340	$255	$406	$1,555

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Income	Total	Interests	Equity	Interests
Balance at June 30, 2020	88,659,407	$1,388	$3,685	$1,053	$6,126	$—	$6,126	$—
Net earnings	—	—	164	—	164	—	164	—
Other comprehensive income	—	—	—	176	176	—	176	—
Dividends ($0.45 per share)	—	—	(39)	—	(39)	—	(39)	—
Shares issued:
Exercise of stock options	19,865	1	—	—	1	—	1	—
Restricted stock awards	—	—	—	—	—	—	—	—
Other benefit plans	38,822	2	—	—	2	—	2	—
Dividend reinvestment plan	2,901	1	—	—	1	—	1	—
Stock-based compensation expense	—	5	—	—	5	—	5	—
Shares acquired and retired	(1,447,588)	(23)	(73)	—	(96)	—	(96)	—
Shares exchanged — benefit plans	(1,337)	—	—	—	—	—	—	—
Forfeitures of restricted stock	(5,488)	—	—	—	—	—	—	—
Other	—	(4)	—	4	—	—	—	—
Balance at September 30, 2020	87,266,582	$1,370	$3,737	$1,233	$6,340	$—	$6,340	$—

Balance at June 30, 2019	89,917,601	$1,367	$3,914	$809	$6,090	$—	$6,090	$—
Net earnings (loss)	—	—	147	—	147	—	147	(4)
Other comprehensive income	—	—	—	108	108	—	108	1
Dividends ($0.40 per share)	—	—	(36)	—	(36)	—	(36)	—
Shares issued:
Exercise of stock options	191,227	8	—	—	8	—	8	—
Restricted stock awards	70	—	—	—	—	—	—	—
Other benefit plans	17,345	2	—	—	2	—	2	—
Dividend reinvestment plan	1,570	—	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	5	—	5	—
Shares exchanged — benefit plans	(80)	—	—	—	—	—	—	—
Forfeitures of restricted stock	(310)	—	—	—	—	—	—	—
Other	—	—	(3)	—	(3)	—	(3)	3
Balance at September 30, 2019	90,127,423	$1,382	$4,022	$917	$6,321	$—	$6,321	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Income	Total	Interests	Equity	Interests
Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net earnings (loss)	—	—	40	—	40	—	40	(13)
Other comprehensive income	—	—	—	366	366	—	366	2
Dividends ($1.35 per share)	—	—	(120)	—	(120)	—	(120)	—
Shares issued:
Exercise of stock options	229,208	10	—	—	10	—	10	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	105,318	7	—	—	7	—	7	—
Dividend reinvestment plan	7,251	1	—	—	1	—	1	—
Stock-based compensation expense	—	15	—	—	15	—	15	—
Shares acquired and retired	(3,468,107)	(54)	(179)	—	(233)	—	(233)	—
Shares exchanged — benefit plans	(97,731)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(40,910)	—	—	—	—	—	—	—
Other	—	(4)	(11)	4	(11)	—	(11)	11
Balance at September 30, 2020	87,266,582	$1,370	$3,737	$1,233	$6,340	$—	$6,340	$—

Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (loss)	—	—	686	—	686	—	686	(8)
Other comprehensive income	—	—	—	869	869	—	869	2
Dividends ($2.70 per share)	—	—	(242)	—	(242)	—	(242)	—
Shares issued:
Exercise of stock options	591,233	25	—	—	25	—	25	—
Restricted stock awards	232,635	—	—	—	—	—	—	—
Other benefit plans	58,488	6	—	—	6	—	6	—
Dividend reinvestment plan	11,059	1	—	—	1	—	1	—
Stock-based compensation expense	—	17	—	—	17	—	17	—
Shares exchanged — benefit plans	(47,069)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(10,647)	—	—	—	—	—	—	—
Other	—	—	(6)	—	(6)	(2)	(8)	6
Balance at September 30, 2019	90,127,423	$1,382	$4,022	$917	$6,321	$—	$6,321	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2020	2019
Operating Activities:
Net earnings, including noncontrolling interests	$27	$678
Adjustments:
Depreciation and amortization	248	195
Annuity benefits	905	900
Realized (gains) losses on investing activities	332	(223)
Net (purchases) sales of trading securities	18	(2)
Deferred annuity and life policy acquisition costs	(112)	(163)
Change in:
Reinsurance and other receivables	(597)	(330)
Other assets	120	(281)
Insurance claims and reserves	702	475
Payable to reinsurers	163	115
Other liabilities	(220)	417
Managed investment entities’ assets/liabilities	99	(2)
Other operating activities, net	11	(88)
Net cash provided by operating activities	1,696	1,691

Investing Activities:
Purchases of:
Fixed maturities	(7,817)	(5,533)
Equity securities	(354)	(161)
Mortgage loans	(197)	(181)
Equity index options and other investments	(699)	(658)
Real estate, property and equipment	(41)	(33)
Proceeds from:
Maturities and redemptions of fixed maturities	4,114	3,411
Repayments of mortgage loans	48	76
Sales of fixed maturities	3,123	569
Sales of equity securities	421	223
Sales and settlements of equity index options and other investments	673	486
Sales of real estate, property and equipment	7	3
Managed investment entities:
Purchases of investments	(878)	(1,062)
Proceeds from sales and redemptions of investments	818	1,081
Other investing activities, net	10	1
Net cash used in investing activities	(772)	(1,778)

Financing Activities:
Annuity receipts	2,968	3,821
Annuity surrenders, benefits and withdrawals	(2,506)	(2,502)
Ceded annuity receipts	(246)	—
Net transfers from variable annuity assets	44	45
Additional long-term borrowings	635	121
Issuances of managed investment entities’ liabilities	30	—
Retirements of managed investment entities’ liabilities	(79)	(8)
Issuances of Common Stock	15	29
Repurchases of Common Stock	(233)	—
Cash dividends paid on Common Stock	(119)	(241)
Net cash provided by financing activities	509	1,265
Net Change in Cash and Cash Equivalents	1,433	1,178
Cash and cash equivalents at beginning of period	2,314	1,515
Cash and cash equivalents at end of period	$3,747	$2,693

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Acquisitions and Sale of Businesses	J.	Long-Term Debt
C.	Segments of Operations	K.	Shareholders’ Equity
D.	Fair Value Measurements	L.	Income Taxes
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Insurance
G.	Deferred Policy Acquisition Costs	O.	Subsequent Events
H.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2020, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than recording an estimated loss on the pending sale of Neon, its United Kingdom-based Lloyd’s insurer (see Note B — “Acquisitions and Sale of Businesses”), AFG did not have any material nonrecurring fair value measurements in the first nine months of 2020.

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

At September 30, 2020, assets and liabilities of managed investment entities included $140 million in assets and $130 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in November 2020. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At September 30, 2020 AFG has a $175 million lease liability included in other liabilities and a lease right-of-use asset of $154 million included in other assets compared to $180 million and $158 million, respectively, at December 31, 2019.

Noncontrolling Interests   For balance sheet purposes, noncontrolling interests represent the interests of shareholders other than AFG in consolidated entities. In the statement of earnings, net earnings and losses attributable to noncontrolling interests represents such shareholders’ interest in the earnings and losses of those entities. Noncontrolling

AMERICAN FINANCIAL GROUP, INC. 10-Q
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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter 2020 and 2019 — 0.3 million and 1.1 million; first nine months of 2020 and 2019 — 0.5 million and 1.2 million, respectively.

There were no anti-dilutive potential common shares for the third quarter or the first nine months of 2020 or 2019.

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

B.    Acquisitions and Sale of Businesses

Paratransit Book of Business Effective in June 2019, National Interstate, a property and casualty insurance subsidiary of AFG, entered into an agreement with Atlas Financial Holdings, Inc. (“AFH”) to become the exclusive underwriter of AFH’s paratransit book of business. National Interstate estimated that the majority of AFH’s $110 million paratransit business was eligible for quotation under this arrangement following inception of the agreement. Under the terms of the agreement (as extended in 2020), AFH will act as an underwriting manager for National Interstate until at

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
least August 2021 for fleets with seven or fewer vehicles and until November 2020 for accounts with eight or more vehicles, after which time National Interstate is entitled to acquire the renewal rights for the business from AFH for a purchase price equal to 15% of the in force gross written premiums at that date. The majority of the purchase price ultimately paid for the renewal rights will be recorded as an intangible renewal rights asset and will be amortized over the estimated life of the business acquired. In connection with the transaction, AFG was granted a five-year warrant to acquire approximately 2.4 million shares of AFH (19.9% at the acquisition date). The estimated fair value of the warrant was approximately $1 million at the date it was received.

Neon In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing Neon Underwriting Ltd. and its other Lloyd’s subsidiaries in run-off. Neon and its predecessor, Marketform, failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008.

On June 30, 2020, AFG acquired 100% of the indirect noncontrolling interest in Neon from certain former and current Neon executives for cash based on the nominal fair value of the interest acquired as determined by a third-party valuation firm.

On September 28, 2020, AFG announced that it has reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited for estimated proceeds of $6 million. The sale is subject to customary conditions, including receipt of regulatory approval, is expected to close in the fourth quarter of 2020, and will complete AFG’s exit from the Lloyd’s of London insurance market.

Based on the status of the sale transaction at the end of the third quarter, management determined that the pending sale of Neon met the GAAP “held for sale” criteria as of September 30, 2020. Accordingly, AFG recorded a loss in the third quarter of 2020 to establish a liability (included in other liabilities in AFG’s Balance Sheet) equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. The loss may be adjusted at the closing date based on the final proceeds and the final net assets disposed. At September 30, 2020, the carrying value of the assets and liabilities to be disposed represented approximately 1% of both AFG’s assets and liabilities and are detailed in the table below.

Under GAAP accounting guidance, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Because AFG’s primary business continues to be commercial property and casualty insurance, as well as the immaterial expected impact on AFG’s ongoing results of operations, the pending sale of Neon has not been reported as a discontinued operation.

The impact of Neon exited lines on AFG’s net earnings for the three months ended September 30, 2020 is shown below (in millions):

Underwriting gain (loss)	$(38)
Net investment income	1
Other income and expenses, net	(3)
Pretax loss from operations	(40)
Estimated loss on sale of subsidiaries	(30)
Total pretax loss from Neon exited lines	(70)
Tax benefit related to sale of subsidiaries	73
Net earnings from Neon exited lines	$3

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The estimated loss on the pending sale of Neon, which was recorded in AFG’s financial statements as of September 30, 2020, is shown below (in millions):

Estimated sale proceeds, net of expenses	$4

Assets of businesses to be sold:
Cash and investments	$461
Recoverables from reinsurers	198
Prepaid reinsurance premiums	30
Agents’ balances and premiums receivable	48
Other assets	73
Total assets	810
Liabilities of businesses to be sold:
Unpaid losses and loss adjustment expenses	598
Unearned premiums	83
Payable to reinsurers	39
Other liabilities	47
Total liabilities	767
Reclassify accumulated other comprehensive income	(9)
Net assets of businesses to be sold	$34

Pretax loss on subsidiaries recorded in the third quarter of 2020	$(30)

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries to be sold were (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earned premiums	$42	$97	$174	$274
Loss and loss adjustment expenses	60	66	166	172
Commissions and other underwriting expenses	20	50	90	135
Underwriting loss	(38)	(19)	(82)	(33)

Net investment income	1	2	(5)	5
Other income and expenses, net	(3)	(3)	(5)	(8)
Loss before income taxes and noncontrolling interests	$(40)	$(20)	$(92)	$(36)

As discussed in Note L — “Income Taxes,” the pending sale of Neon allowed AFG to recognize a $73 million tax benefit.

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

As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off in December 2019. Beginning prospectively with the first quarter of 2020, the results for AFG’s Specialty casualty sub-segment exclude the run-off operations of Neon (“Neon exited lines”).

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$574	$583	$1,350	$1,323
Specialty casualty	560	658	1,663	1,921
Specialty financial	155	161	455	458
Other specialty	50	40	132	113
Other lines (a)	42	—	174	—
Total premiums earned	1,381	1,442	3,774	3,815
Net investment income (b)	112	124	277	352
Other income	—	5	8	10
Total property and casualty insurance	1,493	1,571	4,059	4,177
Annuity:
Net investment income	464	448	1,270	1,334
Other income	30	32	95	90
Total annuity	494	480	1,365	1,424
Other	58	90	194	284
Total revenues before realized gains (losses)	2,045	2,141	5,618	5,885
Realized gains (losses) on securities	45	(18)	(302)	222
Realized losses on subsidiaries	(30)	—	(30)	—
Total revenues	$2,060	$2,123	$5,286	$6,107
(a)Represents premiums earned in the Neon exited lines during the third quarter and first nine months of 2020. Neon’s $97 million and $274 million in earned premiums during the third quarter and first nine months of 2019, respectively, are included in the Specialty casualty sub-segment.
(b)Includes income of $1 million for the third quarter of 2020 and a loss of $5 million in the Neon exited lines in the first nine months of 2020 (primarily from the change in fair value of equity securities).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Earnings (Loss) Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$47	$38	$107	$81
Specialty casualty	53	23	132	106
Specialty financial	13	26	30	60
Other specialty	(9)	1	(22)	(11)
Other lines (a)	(86)	(34)	(133)	(36)
Total underwriting	18	54	114	200
Investment and other income, net (b)	100	118	249	328
Total property and casualty insurance	118	172	363	528
Annuity	78	73	90	234
Other (c)	(77)	(50)	(157)	(135)
Total earnings before realized gains (losses) and income taxes	119	195	296	627
Realized gains (losses) on securities	45	(18)	(302)	222
Realized losses on subsidiaries	(30)	—	(30)	—
Total earnings (loss) before income taxes	$134	$177	$(36)	$849
(a)Includes an underwriting loss of $38 million in the third quarter of 2020 and $82 million in the first nine months of 2020 in the Neon exited lines. Neon’s $19 million and $33 million underwriting losses in the third quarter and first nine months of 2019, respectively, are included in the Specialty casualty sub-segment. Also includes special charges of $47 million and $18 million in the third quarter of 2020 and 2019, respectively, to increase asbestos and environmental (“A&E”) reserves.
(b)Includes $2 million and $10 million in the third quarter and first nine months of 2020, respectively, in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses, including special charges of $21 million and $11 million in the third quarter of 2020 and 2019, respectively, to increase A&E reserves related to AFG’s former railroad and manufacturing operations. Also includes the results of AFG’s run-off life and long-term care businesses, including a $4 million loss recognition charge recorded in the run-off long-term care business in September 2020.

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

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment professionals are a group of approximately 20 investment professionals whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of AFG’s Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, the Company communicates directly with the pricing services regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$182	$27	$15	$224
States, municipalities and political subdivisions	—	6,616	106	6,722
Foreign government	—	195	—	195
Residential MBS	—	2,959	178	3,137
Commercial MBS	—	846	10	856
Collateralized loan obligations	—	4,395	212	4,607
Other asset-backed securities	—	6,075	1,344	7,419
Corporate and other	24	23,528	1,481	25,033
Total AFS fixed maturities	206	44,641	3,346	48,193
Trading fixed maturities	—	92	—	92
Equity securities	1,090	72	444	1,606
Equity index call options	—	697	—	697
Assets of managed investment entities (“MIE”)	148	4,554	15	4,717
Variable annuity assets (separate accounts) (*)	—	603	—	603
Other assets — derivatives	—	114	—	114
Total assets accounted for at fair value	$1,444	$50,773	$3,805	$56,022
Liabilities:
Liabilities of managed investment entities	$142	$4,384	$15	$4,541
Derivatives in annuity benefits accumulated	—	—	3,657	3,657
Other liabilities — derivatives	—	9	—	9
Total liabilities accounted for at fair value	$142	$4,393	$3,672	$8,207

December 31, 2019
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$151	$43	$15	$209
States, municipalities and political subdivisions	—	6,858	105	6,963
Foreign government	—	172	—	172
Residential MBS	—	2,987	173	3,160
Commercial MBS	—	892	35	927
Collateralized loan obligations	—	4,265	15	4,280
Other asset-backed securities	—	5,842	1,286	7,128
Corporate and other	29	21,879	1,758	23,666
Total AFS fixed maturities	180	42,938	3,387	46,505
Trading fixed maturities	2	111	—	113
Equity securities	1,433	67	437	1,937
Equity index call options	—	924	—	924
Assets of managed investment entities	213	4,506	17	4,736
Variable annuity assets (separate accounts) (*)	—	628	—	628
Other assets — derivatives	—	50	—	50
Total assets accounted for at fair value	$1,828	$49,224	$3,841	$54,893
Liabilities:
Liabilities of managed investment entities	$206	$4,349	$16	$4,571
Derivatives in annuity benefits accumulated	—	—	3,730	3,730
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$206	$4,359	$3,746	$8,311
(*)Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Approximately 7% of the total assets carried at fair value at September 30, 2020, were Level 3 assets. Approximately 38% ($1.46 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG.

Internally developed Level 3 asset fair values represent approximately $1.74 billion at September 30, 2020. Of this amount, approximately $730 million relates to fixed maturity securities that were priced using management’s best estimate of an appropriate credit spread over the treasury yield (of a similar duration) to discount future expected cash flows using a third-party model. The credit spread applied by management is the significant unobservable input. For this group of 43 securities, the average spread used was 397 basis points over the reference treasury yield and the spreads ranged from 100 basis points to 1,253 basis points (approximately 80% of the spreads were between 200 and 700 basis points). Had management used higher spreads, the fair value of this group of securities would have been lower. Conversely, if the spreads used were lower, the fair values would have been higher. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.
The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.66 billion at September 30, 2020. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.9% over the risk-free rate
Risk margin for uncertainty in cash flows	0.99% reduction in the discount rate
Surrenders	4% – 23% of indexed account value
Partial surrenders	2% – 11% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.8% – 13.2% of indexed account value
Budgeted option costs	2.2% – 2.8% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk is based on the Moody’s corporate A2 bond index and reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed and variable-indexed annuity products with an expected range of 8% to 11% in the majority of future calendar years (4% to 23% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed and variable-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2020 and 2019 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2020	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2020
AFS fixed maturities:
U.S. government agency	$15	$1	$(1)	$—	$—	$—	$—	$15
State and municipal	107	—	—	—	(1)	—	—	106
Residential MBS	156	(4)	1	—	(6)	49	(18)	178
Commercial MBS	33	(1)	—	—	—	—	(22)	10
Collateralized loan obligations	207	(1)	6	—	—	—	—	212
Other asset-backed securities	1,328	(2)	13	39	(75)	77	(36)	1,344
Corporate and other	1,525	6	4	53	(77)	121	(151)	1,481
Total AFS fixed maturities	3,371	(1)	23	92	(159)	247	(227)	3,346
Equity securities	452	(10)	—	12	—	—	(10)	444
Assets of MIE	17	(2)	—	—	—	—	—	15
Total Level 3 assets	$3,840	$(13)	$23	$104	$(159)	$247	$(237)	$3,805

Embedded derivatives (a)	$(3,675)	$(5)	$—	$(56)	$79	$—	$—	$(3,657)
Total Level 3 liabilities (b)	$(3,675)	$(5)	$—	$(56)	$79	$—	$—	$(3,657)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2019
AFS fixed maturities:
U.S. government agency	$8	$—	$—	$—	$—	$—	$—	$8
State and municipal	82	—	2	—	—	18	—	102
Residential MBS	139	1	(1)	—	(4)	22	(1)	156
Commercial MBS	50	1	—	—	—	4	—	55
Collateralized loan obligations	50	(2)	1	8	—	—	—	57
Other asset-backed securities	367	—	1	49	(3)	—	—	414
Corporate and other	2,014	—	20	324	(81)	10	(1)	2,286
Total AFS fixed maturities	2,710	—	23	381	(88)	54	(2)	3,078
Equity securities	377	(7)	—	18	(2)	34	—	420
Assets of MIE	19	(1)	—	—	—	—	—	18
Total Level 3 assets	$3,106	$(8)	$23	$399	$(90)	$88	$(2)	$3,516

Embedded derivatives (a)	$(3,541)	$70	$—	$(63)	$65	$—	$—	$(3,469)
Total Level 3 liabilities (b)	$(3,541)	$70	$—	$(63)	$65	$—	$—	$(3,469)
(a)Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects a favorable adjustment related to the unlocking of actuarial assumptions of $240 million in the third quarter of 2020 compared to $181 million in the third quarter of 2019.
(b)As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2020
AFS fixed maturities:
U.S. government agency	$15	$3	$(3)	$—	$—	$—	$—	$15
State and municipal	105	—	6	—	(3)	—	(2)	106
Residential MBS	173	1	(7)	—	(15)	51	(25)	178
Commercial MBS	35	—	—	—	(3)	—	(22)	10
Collateralized loan obligations	15	(11)	21	—	—	187	—	212
Other asset-backed securities	1,286	(16)	6	314	(278)	211	(179)	1,344
Corporate and other	1,758	4	24	220	(133)	130	(522)	1,481
Total AFS fixed maturities	3,387	(19)	47	534	(432)	579	(750)	3,346
Equity securities	437	(35)	—	35	—	17	(10)	444
Assets of MIE	17	(4)	—	—	—	2	—	15
Total Level 3 assets	$3,841	$(58)	$47	$569	$(432)	$598	$(760)	$3,805

Embedded derivatives (a)	$(3,730)	$41	$—	$(180)	$212	$—	$—	$(3,657)
Total Level 3 liabilities (b)	$(3,730)	$41	$—	$(180)	$212	$—	$—	$(3,657)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2019
AFS fixed maturities:
U.S. government agency	$9	$—	$—	$—	$(1)	$—	$—	$8
State and municipal	59	—	9	—	(2)	36	—	102
Residential MBS	197	10	(6)	—	(14)	24	(55)	156
Commercial MBS	56	3	—	—	(3)	4	(5)	55
Collateralized loan obligations	116	(5)	7	8	—	13	(82)	57
Other asset-backed securities	731	—	6	141	(135)	—	(329)	414
Corporate and other	1,996	2	71	985	(330)	12	(450)	2,286
Total AFS fixed maturities	3,164	10	87	1,134	(485)	89	(921)	3,078
Equity securities	336	(7)	—	38	(3)	56	—	420
Assets of MIE	21	(3)	—	—	—	—	—	18
Total Level 3 assets	$3,521	$—	$87	$1,172	$(488)	$145	$(921)	$3,516

Embedded derivatives (a)	$(2,720)	$(643)	$—	$(276)	$170	$—	$—	$(3,469)
Total Level 3 liabilities (b)	$(2,720)	$(643)	$—	$(276)	$170	$—	$—	$(3,469)
(a)Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects a favorable adjustment related to the unlocking of actuarial assumptions of $240 million in the first nine months of 2020 compared to $181 million in the first nine months of 2019.
(b)As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
September 30, 2020
Financial assets:
Cash and cash equivalents	$3,747	$3,747	$3,747	$—	$—
Mortgage loans	1,482	1,507	—	—	1,507
Policy loans	154	154	—	—	154
Total financial assets not accounted for at fair value	$5,383	$5,408	$3,747	$—	$1,661
Financial liabilities:
Annuity benefits accumulated (*)	$41,082	$42,938	$—	$—	$42,938
Long-term debt	2,108	2,397	—	2,394	3
Total financial liabilities not accounted for at fair value	$43,190	$45,335	$—	$2,394	$42,941

December 31, 2019
Financial assets:
Cash and cash equivalents	$2,314	$2,314	$2,314	$—	$—
Mortgage loans	1,329	1,346	—	—	1,346
Policy loans	164	164	—	—	164
Total financial assets not accounted for at fair value	$3,807	$3,824	$2,314	$—	$1,510
Financial liabilities:
Annuity benefits accumulated (*)	$40,159	$40,182	$—	$—	$40,182
Long-term debt	1,473	1,622	—	1,619	3
Total financial liabilities not accounted for at fair value	$41,632	$41,804	$—	$1,619	$40,185
(*)Excludes $850 million and $247 million of life contingent annuities in the payout phase at September 30, 2020 and December 31, 2019, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E.    Investments

Available for sale fixed maturities at September 30, 2020 and December 31, 2019, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
September 30, 2020
Fixed maturities:
U.S. Government and government agencies	$211	$—	$13	$—	$13	$224
States, municipalities and political subdivisions	6,150	—	575	(3)	572	6,722
Foreign government	187	—	8	—	8	195
Residential MBS	2,882	3	264	(6)	258	3,137
Commercial MBS	814	—	44	(2)	42	856
Collateralized loan obligations	4,643	20	25	(41)	(16)	4,607
Other asset-backed securities	7,405	16	154	(124)	30	7,419
Corporate and other	23,005	15	2,121	(78)	2,043	25,033
Total fixed maturities	$45,297	$54	$3,204	$(254)	$2,950	$48,193

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$199	$—	$10	$—	$10	$209
States, municipalities and political subdivisions	6,604	—	363	(4)	359	6,963
Foreign government	170	—	3	(1)	2	172
Residential MBS	2,900	—	265	(5)	260	3,160
Commercial MBS	896	—	31	—	31	927
Collateralized loan obligations	4,307	—	10	(37)	(27)	4,280
Other asset-backed securities	6,992	—	156	(20)	136	7,128
Corporate and other	22,456	—	1,231	(21)	1,210	23,666
Total fixed maturities	$44,524	$—	$2,069	$(88)	$1,981	$46,505

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020			December 31, 2019
			Fair Value			Fair Value
	Actual Cost		over (under)	Actual Cost		over (under)
		Fair Value	Cost		Fair Value	Cost
Common stocks	$1,145	$874	$(271)	$1,164	$1,283	$119
Perpetual preferred stocks	724	732	8	640	654	14
Total equity securities carried at fair value	$1,869	$1,606	$(263)	$1,804	$1,937	$133

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$19	100%	$—	$—	—%
States, municipalities and political subdivisions	(3)	120	98%	—	15	100%
Foreign government	—	5	100%	—	—	—%
Residential MBS	(4)	144	97%	(2)	35	95%
Commercial MBS	(2)	47	96%	—	—	—%
Collateralized loan obligations	(11)	1,248	99%	(30)	1,393	98%
Other asset-backed securities	(107)	2,164	95%	(17)	245	94%
Corporate and other	(67)	1,791	96%	(11)	196	95%
Total fixed maturities	$(194)	$5,538	97%	$(60)	$1,884	97%

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$16	100%	$—	$11	100%
States, municipalities and political subdivisions	(3)	254	99%	(1)	82	99%
Foreign government	(1)	70	99%	—	—	—%
Residential MBS	(4)	509	99%	(1)	69	99%
Commercial MBS	—	17	100%	—	—	—%
Collateralized loan obligations	(11)	1,284	99%	(26)	1,728	99%
Other asset-backed securities	(12)	1,211	99%	(8)	123	94%
Corporate and other	(13)	1,100	99%	(8)	211	96%
Total fixed maturities	$(44)	$4,461	99%	$(44)	$2,224	98%

At September 30, 2020, the gross unrealized losses on fixed maturities of $254 million relate to 759 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 77% of the gross unrealized loss and 84% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses (impairments) of fixed maturity securities. Under the new guidance, credit losses on available for sale fixed maturities continue to be measured based on the present value of expected future cash flows compared to amortized cost; however, impairment losses are now recognized through an allowance instead of directly writing down the amortized cost. Under the new guidance, recoveries of previously impaired amounts are recorded as an immediate reversal of all or a portion of the allowance instead of accreted as investment income through a yield adjustment. In addition, the allowance on available for sale fixed maturities cannot cause the amortized cost net of the allowance to be below fair value. Accordingly, future changes in the fair value of an impaired security (when the allowance was limited by the fair value) due to reasons other than issuer credit (e.g. changes in market interest rates) result in increases or decreases in the allowance, which are recorded through realized gains (losses) on securities. A progression of the allowance for expected credit losses on fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at June 30	$39	$22	$61
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	1	(4)	(3)
Reductions due to sales or redemptions	(1)	(3)	(4)
Balance at September 30	$39	$15	$54

Balance at January 1	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Initial allowance for purchased securities with credit deterioration	1	—	1
Provision for expected credit losses on securities with no previous allowance	39	28	67
Additions (reductions) to previously recognized expected credit losses	—	(10)	(10)
Reductions due to sales or redemptions	(1)	(3)	(4)
Balance at September 30	$39	$15	$54
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first nine months of 2020, AFG purchased two residential mortgage-backed securities with expected credit losses. In aggregate at the time of purchase, the par value was $8 million, the purchase price was $6 million and the allowance for credit losses and the discount were each $1 million. No such securities were purchased during the third quarter of 2020.

The table below sets forth the scheduled maturities of available for sale fixed maturities as of September 30, 2020 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$2,218	$2,250	5%
After one year through five years	11,434	12,224	25%
After five years through ten years	12,737	14,199	30%
After ten years	3,149	3,501	7%
	29,538	32,174	67%
Collateralized loan obligations and other ABS (average life of approximately 4 years)	12,012	12,026	25%
MBS (average life of approximately 3-1/2 years)	3,693	3,993	8%
Total	$45,243	$48,193	100%
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2020 or December 31, 2019.

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

The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
September 30, 2020
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$2,473	$(519)	$1,954
Fixed maturities — all other	477	(100)	377
Total fixed maturities	2,950	(619)	2,331
Deferred policy acquisition costs — annuity segment	(1,049)	220	(829)
Annuity benefits accumulated	(377)	79	(298)
Life, accident and health reserves	(3)	1	(2)
Unearned revenue	13	(3)	10
Total net unrealized gain on marketable securities	$1,534	$(322)	$1,212

December 31, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,611	$(338)	$1,273
Fixed maturities — all other	370	(78)	292
Total fixed maturities	1,981	(416)	1,565
Deferred policy acquisition costs — annuity segment	(681)	143	(538)
Annuity benefits accumulated	(219)	46	(173)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	11	(2)	9
Total net unrealized gain on marketable securities	$1,091	$(229)	$862
(*)Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income:
Fixed maturities	$473	$475	$1,449	$1,422
Equity securities:
Dividends	16	22	49	66
Change in fair value (a) (b)	(3)	17	(6)	35
Equity in earnings of partnerships and similar investments	66	43	37	109
Other	26	36	72	95
Gross investment income	578	593	1,601	1,727
Investment expenses	(6)	(5)	(17)	(17)
Net investment income (b)	$572	$588	$1,584	$1,710
(a)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
“trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.
(b)Net investment income in the third quarter and first nine months of 2020 includes income of $1 million and losses of $5 million, respectively, on investments held by the companies that comprise the Neon exited lines due primarily to the $7 million loss recorded in first quarter of 2020 on equity securities that are carried at fair value through net investment income.
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended September 30, 2020				Three months ended September 30, 2019
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$14	$3	$17	$513	$9	$(14)	$(5)	$367
Equity securities	30	—	30	—	(16)	—	(16)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Other (*)	(1)	(1)	(2)	(283)	(2)	5	3	(230)
Total pretax	43	2	45	230	(9)	(9)	(18)	137
Tax effects	(9)	(1)	(10)	(48)	2	2	4	(29)
Net of tax	$34	$1	$35	$182	$(7)	$(7)	$(14)	$108

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$46	$(57)	$(11)	$969	$23	$(20)	$3	$2,009
Equity securities	(303)	—	(303)	—	210	—	210	—
Mortgage loans and other investments	4	—	4	—	3	—	3	—
Other (*)	(6)	14	8	(526)	(1)	7	6	(949)
Total pretax	(259)	(43)	(302)	443	235	(13)	222	1,060
Tax effects	54	9	63	(93)	(49)	3	(46)	(223)
Net of tax	$(205)	$(34)	$(239)	$350	$186	$(10)	$176	$837
(*)Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the third quarter and first nine months of 2020 and 2019 on securities that were still owned at September 30, 2020 and September 30, 2019 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Included in realized gains (losses)	$23	$(24)	$(300)	$146
Included in net investment income	(4)	17	1	34
	$19	$(7)	$(299)	$180

Gross realized gains and losses (excluding impairment charges and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2020	2019
Gross gains	$77	$20
Gross losses	(33)	(12)

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2020		December 31, 2019
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$172	$—	$102	$—
Public company warrants	Equity securities	—	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,657	—	3,730
Equity index call options	Equity index call options	697	—	924	—
Equity index put options	Other liabilities	—	4	—	1
Reinsurance contracts (embedded derivative)	Other liabilities	—	4	—	4
		$869	$3,665	$1,026	$3,735

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($342 million at September 30, 2020 and $577 million at December 31, 2019) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed under “Reinsurance” in Note A, AFG has a reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the third quarter and first nine months of 2020 and 2019 (in millions):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statement of Earnings Line	2020	2019	2020	2019
MBS with embedded derivatives	Realized gains (losses) on securities	$(5)	$3	$2	$15
Public company warrants	Realized gains (losses) on securities	—	(1)	—	(1)
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	(5)	70	41	(643)
Equity index call options	Annuity benefits	203	30	(42)	544
Equity index put options	Annuity benefits	2	—	1	1
Reinsurance contract (embedded derivative)	Net investment income	1	—	—	(2)
		$196	$102	$2	$(86)
(*)The change in fair value of the embedded derivative includes a favorable adjustment related to the unlocking of actuarial assumptions of $240 million in the third quarter of 2020 and $181 million in the third quarter of 2019.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of September 30, 2020, AFG has nine active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between December 2023 and June 2030) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $1.65 billion at September 30, 2020 compared to $1.98 billion at December 31, 2019, reflecting the scheduled amortization discussed above, the termination of a swap with a total notional amount of $83 million in the first quarter of 2020, the termination of two swaps with a total notional amount of $166 million in the second quarter of 2020 and the expiration of a swap with a notional amount of $44 million in the second quarter of 2020. The fair value of the interest rate swaps in an asset position and included in other assets was $114 million at September 30, 2020 and $50 million at December 31, 2019. The fair value of the interest rate swaps in a liability position and included in other liabilities was zero at September 30, 2020 and $5 million at December 31, 2019. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were income of $8 million in the third quarter of 2020 and losses of less than $1 million in the third quarter of 2019 and income of $31 million and losses of $1 million for the first nine months of 2020 and 2019, respectively. AFG had a $7 million liability to return collateral related to these swaps (included in other liabilities) at September 30, 2020 and a $20 million receivable for collateral posted related to these swaps (included in other assets) at December 31, 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Other
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at June 30, 2020	$296	$1,342	$73	$33	$1,448	$(926)	$522	$818
Additions	142	33	—	—	33	—	33	175
Amortization:
Periodic amortization	(170)	(39)	(2)	(1)	(42)	—	(42)	(212)
Annuity unlocking	—	(118)	4	—	(114)	—	(114)	(114)
Included in realized gains	—	(2)	—	—	(2)	—	(2)	(2)
Foreign currency translation	1	—	—	—	—	—	—	1
Change in unrealized	—	—	—	—	—	(169)	(169)	(169)
Balance at September 30, 2020	$269	$1,216	$75	$32	$1,323	$(1,095)	$228	$497

Balance at June 30, 2019	$330	$1,373	$81	$38	$1,492	$(619)	$873	$1,203
Additions	188	43	1	—	44	—	44	232
Amortization:
Periodic amortization	(194)	(29)	(3)	(1)	(33)	—	(33)	(227)
Annuity unlocking	—	(76)	(1)	—	(77)	—	(77)	(77)
Included in realized gains	—	3	—	—	3	—	3	3
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(169)	(169)	(169)
Balance at September 30, 2019	$323	$1,314	$78	$37	$1,429	$(788)	$641	$964

Balance at December 31, 2019	$322	$1,303	$75	$36	$1,414	$(699)	$715	$1,037
Additions	448	112	1	—	113	—	113	561
Amortization:
Periodic amortization	(500)	(87)	(6)	(4)	(97)	—	(97)	(597)
Annuity unlocking	—	(118)	4	—	(114)	—	(114)	(114)
Included in realized gains	—	6	1	—	7	—	7	7
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(396)	(396)	(396)
Balance at September 30, 2020	$269	$1,216	$75	$32	$1,323	$(1,095)	$228	$497

Balance at December 31, 2018	$299	$1,285	$86	$42	$1,413	$(30)	$1,383	$1,682
Additions	569	163	2	—	165	—	165	734
Amortization:
Periodic amortization	(544)	(63)	(10)	(5)	(78)	—	(78)	(622)
Annuity unlocking	—	(76)	(1)	—	(77)	—	(77)	(77)
Included in realized gains	—	5	1	—	6	—	6	6
Foreign currency translation	(1)	—	—	—	—	—	—	(1)
Change in unrealized	—	—	—	—	—	(758)	(758)	(758)
Balance at September 30, 2019	$323	$1,314	$78	$37	$1,429	$(788)	$641	$964
(*)Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $158 million and $154 million of accumulated amortization at September 30, 2020 and December 31, 2019, respectively.

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $176 million (including $89 million invested in the most subordinate tranches) at September 30, 2020, and $165 million at December 31, 2019.

During the first nine months of 2020, AFG subsidiaries purchased $57 million face amount of senior and subordinate tranches of existing CLOs for $39 million. During both the first nine months of 2020 and 2019, AFG subsidiaries received less than $1 million in sale and redemption proceeds from its CLO investments.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment in CLO tranches at end of period	$176	$179	$176	$179
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	132	(18)	(184)	69
Liabilities	(131)	4	137	(85)
Management fees paid to AFG	3	4	11	11
CLO earnings (losses) attributable to AFG shareholders (b)	13	(5)	(21)	11
(a)Included in revenues in AFG’s Statement of Earnings.
(b)Included in earnings before income taxes in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $276 million and $146 million at September 30, 2020 and December 31, 2019, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $248 million and $129 million at those dates. The CLO assets include loans with an aggregate fair value of $26 million at September 30, 2020 and $10 million at December 31, 2019, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $55 million at September 30, 2020 and $25 million at December 31, 2019).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $4.61 billion at September 30, 2020 and $4.28 billion at December 31, 2019.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $207 million during the first nine months of 2020. Included in other assets in AFG’s Balance Sheet is $34 million at September 30, 2020 and $43 million at December 31, 2019 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $59 million and $50 million, respectively. Amortization of intangibles was $3 million in both the third quarters of 2020 and 2019, and $9 million in both the first nine months of 2020 and 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2020			December 31, 2019
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
5.25% Senior Notes due April 2030	300	(7)	293	—	—	—
Other	3	—	3	3	—	3
	1,318	(12)	1,306	1,018	(5)	1,013

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(4)	196	—	—	—
5.125% Subordinate Debentures due December 2059	200	(6)	194	200	(6)	194
6% Subordinated Debentures due November 2055	150	(5)	145	150	(5)	145
5.625% Subordinated Debentures due June 2060	150	(4)	146	—	—	—
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	825	(23)	802	475	(15)	460
	$2,143	$(35)	$2,108	$1,493	$(20)	$1,473

In September 2020, AFG issued $200 million in 4.50% Subordinated Debentures due in September 2060. The net proceeds of this offering will be used for general corporate purposes, including the redemption of AFG’s 6% Subordinated Debentures due in November 2055 at par value on November 15, 2020.

In April and May 2020, AFG issued $300 million in 5.25% Senior Notes due in 2030 and $150 million in 5.625% Subordinated Debentures due in June 2060, respectively. The net proceeds of these offerings will be used for general corporate purposes, which includes repurchases of outstanding common shares.

Other than the announced redemption of AFG’s 6% Subordinated Debentures in November 2020 mentioned above, AFG has no scheduled principal payments on its long-term debt for the balance of 2020 or in the subsequent five years.

AFG can borrow up to $500 million under its revolving credit facility, which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2020 or December 31, 2019.
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other	AOCI Ending Balance
Quarter ended September 30, 2020
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$245	$(51)	$194	$—	$194
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(15)	3	(12)	—	(12)
Total net unrealized gains (losses) on securities	$1,030	230	(48)	182	—	182	$—	$1,212
Net unrealized gains (losses) on cash flow hedges	47	(7)	1	(6)	—	(6)	—	41
Foreign currency translation adjustments	(17)	—	—	—	—	—	4	(13)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$1,053	$223	$(47)	$176	$—	$176	$4	$1,233

Quarter ended September 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$136	$(29)	$107	$—	$107
Reclassification adjustment for realized (gains) losses included in net earnings (*)		1	—	1	—	1
Total net unrealized gains (losses) on securities	$812	137	(29)	108	—	108	$—	$920
Net unrealized gains on cash flow hedges	18	9	(2)	7	—	7	—	25
Foreign currency translation adjustments	(13)	(6)	(1)	(7)	(1)	(8)	—	(21)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$809	$141	$(32)	$109	$(1)	$108	$—	$917

Nine months ended September 30, 2020
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period		$443	$(93)	$350	$—	$350
Reclassification adjustment for realized (gains) losses included in net earnings (*)		—	—	—	—	—
Total net unrealized gains (losses) on securities	$862	443	(93)	350	—	350	$—	$1,212
Net unrealized gains on cash flow hedges	17	31	(7)	24	—	24	—	41
Foreign currency translation adjustments	(9)	(6)	—	(6)	(2)	(8)	4	(13)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$863	$468	$(100)	$368	$(2)	$366	$4	$1,233

Nine months ended September 30, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$1,073	$(226)	$847	$—	$847
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(13)	3	(10)	—	(10)
Total net unrealized gains (losses) on securities	$83	1,060	(223)	837	—	837	$—	$920
Net unrealized gains (losses) on cash flow hedges	(11)	46	(10)	36	—	36	—	25
Foreign currency translation adjustments	(16)	(3)	—	(3)	(2)	(5)	—	(21)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$48	$1,104	$(233)	$871	$(2)	$869	$—	$917

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision (credit) for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2020, AFG issued 227,867 shares of restricted Common Stock (fair value of $104.15 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million in both the third quarters of 2020 and 2019, and $15 million and $17 million in the first nine months of 2020 and 2019, respectively.

L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings (loss) before income taxes (“EBT”)	$134		$177		$(36)		$849

Income taxes at statutory rate	$28	21%	$37	21%	$(8)	21%	$178	21%
Effect of:
Pending sale of Neon	(73)	(54%)	—	—%	(73)	203%	—	—%
Tax exempt interest	(3)	(2%)	(4)	(2%)	(9)	25%	(11)	(1%)
Stock-based compensation	—	—%	(2)	(1%)	(4)	11%	(6)	(1%)
Dividends received deduction	(1)	(1%)	(1)	(1%)	(2)	6%	(3)	—%
Adjustment to prior year taxes	(1)	(1%)	(3)	(2%)	(1)	3%	(3)	—%
Employee Stock Ownership Plan dividends paid deduction	(1)	(1%)	—	—%	(1)	3%	(1)	—%
Change in valuation allowance	20	15%	4	2%	31	(86%)	7	1%
Nondeductible expenses	2	1%	2	1%	4	(11%)	6	1%
Foreign operations	(4)	(3%)	—	—%	(3)	8%	—	—%
Other	3	3%	1	1%	3	(8%)	4	(1%)
Provision (credit) for income taxes as shown in the statement of earnings	$(30)	(22%)	$34	19%	$(63)	175%	$171	20%

In September 2020, AFG reached a definitive agreement to sell the legal entities that own Neon (see Note B — “Acquisitions and Sale of Businesses”, which will result in a loss on sale for U.S. tax purposes. In accordance with accounting guidance for transactions that meet the GAAP “held for sale” criteria, AFG recorded a $73 million tax benefit associated with this loss in the third quarter of 2020. The changes in valuation allowance in the table above are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2020 and 2019 (in millions):

	Nine months ended September 30,
	2020	2019
Balance at beginning of year	$10,232	$9,741
Less reinsurance recoverables, net of allowance	3,024	2,942
Net liability at beginning of year	7,208	6,799
Provision for losses and LAE occurring in the current period	2,560	2,457
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	47	18
Other	(166)	(116)
Total losses and LAE incurred	2,441	2,359
Payments for losses and LAE of:
Current year	(592)	(731)
Prior years	(1,406)	(1,408)
Total payments	(1,998)	(2,139)
Foreign currency translation and other	(11)	(5)
Net liability at end of period	7,640	7,014
Add back reinsurance recoverables, net of allowance	3,114	2,833
Gross unpaid losses and LAE included in the balance sheet at end of period	$10,754	$9,847

The net decrease in the provision for claims of prior years during the first nine months of 2020 reflects (i) lower than expected claim frequency and severity in the agricultural businesses and lower than anticipated claim frequency and severity in the transportation businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial institutions, fidelity and surety businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $47 million special charge to increase asbestos and environmental reserves and (ii) higher than expected claim frequency in general liability contractor claims and higher than expected claim frequency and severity in the excess and surplus businesses (within the Specialty casualty sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses of recoverables from reinsurers and premiums receivable. Progressions of the 2020 allowance for expected credit losses are shown below (in millions):

	Recoverables from Reinsurers	Premiums Receivable
Balance at June 30	$13	$10
Provision for expected credit losses	1	1
Write-offs charged against the allowance	—	—
Balance at September 30	$14	$11

Balance at January 1	$18	$13
Impact of adoption of new accounting policy	(6)	(3)
Provision for expected credit losses	2	1
Write-offs charged against the allowance	—	—
Balance at September 30	$14	$11

O.    Subsequent Events

On October 13, 2020, AFG called its $150 million of 6% Subordinated Debentures due in November 2055 for redemption on November 15, 2020.

On October 19, 2020, AFG entered into a reinsurance agreement with Commonwealth Annuity and Life Insurance Company (“Commonwealth”), a subsidiary of Global Atlantic Financial Group Limited. The agreement has an effective date of October 1, 2020 and will be reported in AFG’s fourth quarter financial statements. Under the terms of the agreement, AFG’s Annuity subsidiary, Great American Life Insurance Company (“GALIC”), ceded approximately $6 billion of inforce traditional fixed and indexed annuities, representing approximately 15% of its inforce business, and transferred a similar amount of investments to Commonwealth. The assets transferred were primarily available for sale fixed maturity securities, the disposal of which will result in the recognition (through net income) of the approximately $275 million to $300 million (net of DAC and tax) in net unrealized gains included in AOCI immediately prior to the transaction. Under the reinsurance accounting guidance, the reinsurance transaction will be accounted for using the deposit method and the loss on the transaction will be deferred and recognized over the expected life of the ceded reserves (7-10 years).

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	38	Results of Operations — Third Quarter	54
Overview	39	Segmented Statement of Earnings	54
Critical Accounting Policies	40	Property and Casualty Insurance	56
Liquidity and Capital Resources	40	Annuity	68
Ratios	40	Holding Company, Other and Unallocated	78
Condensed Consolidated Cash Flows	41	Results of Operations — First Nine Months	82
Parent and Subsidiary Liquidity	42	Segmented Statement of Earnings	82
Investments	44	Property and Casualty Insurance	84
Uncertainties	47	Annuity	94
Managed Investment Entities	48	Holding Company, Other and Unallocated	103
Results of Operations	52	Recent and Pending Accounting Standards	106
General	52

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

AFG reported net earnings attributable to shareholders of $164 million ($1.86 per share, diluted) for the third quarter of 2020 compared to $147 million ($1.62 per share, diluted) for the third quarter of 2019. AFG’s results reflect:
•net realized gains on securities in the third quarter of 2020 compared to net realized losses in the third quarter of 2019,
•higher special A&E charges,
•lower underwriting profit in the property and casualty insurance segment,
•lower net investment income in the property and casualty insurance segment,
•higher earnings in the annuity segment, and
•higher interest charges on borrowed money.

AFG reported net earnings attributable to shareholders of $40 million ($0.45 per share, diluted) for the first nine months of 2020 compared to $686 million ($7.55 per share, diluted) for the first nine months of 2019. The COVID-19 pandemic has had widespread financial and economic impacts, including a significant decrease in both the equity and credit markets, which adversely impacted returns on AFG’s $3.72 billion of investments that are accounted for using the equity method or carried at fair value through net earnings. AFG’s results reflect:
•net realized losses on securities in the first nine months of 2020 compared to net realized gains in the first nine months of 2019,
•higher special A&E charges,
•lower underwriting profit in the property and casualty insurance segment,
•lower net investment income in the property and casualty insurance segment,
•lower earnings in the annuity segment, reflecting losses from investments accounted for using the equity method and AFG-managed CLOs,
•higher interest charges on borrowed money, and
•lower holding company expenses.

Outlook
The COVID-19 pandemic began to have a significant impact on global, social and economic activity during the first quarter of 2020. AFG has taken actions under its business continuity plan to minimize risk to the Company’s employees and to prevent any significant disruption to AFG’s business, agents or policyholders.

Management believes that AFG’s strong financial position coming into 2020 and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the pandemic. Even with management’s expectation that the impacts of the pandemic will continue into 2021, AFG’s insurance subsidiaries are projected to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The widespread economic impacts of the pandemic, including a significant decrease in both equity and credit markets, adversely affected AFG’s investment returns during the first nine months of 2020. Management expects there to be continued volatility in the financial markets for the remainder of 2020.

As a result of the contracted economy, exposures in many of AFG’s property and casualty businesses have changed due to workforce reduction, fewer miles driven and reduced revenue. This has and may continue to lead to lower frequency in certain lines while there has and may continue to be COVID-19 related increases in claim frequency in other lines of business.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2019 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2020		December 31,
	Actual	Adjusted (*)	2019	2018
Principal amount of long-term debt	$2,143	$1,993	$1,493	$1,318
Total capital	7,230	7,080	6,883	6,218
Ratio of debt to total capital:
Including subordinated debt	29.6%	28.1%	21.7%	21.2%
Excluding subordinated debt	18.2%	18.6%	14.8%	16.4%
(*)Reflects the retirement of AFG’s $150 million of 6% Subordinated Debentures due in November 2055, which have been called for redemption on November 15, 2020.
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

	Nine months ended September 30, 2020	Year ended December 31, 2019
Ratio of core earnings to fixed charges excluding annuity benefits	9.62	12.78
Impact of non-core items	(8.94)	1.83
Ratio of earnings to fixed charges excluding annuity benefits (*)	0.68	14.61
Impact of including interest on annuities as a fixed charge	0.30	(12.76)
Ratio of earnings to fixed charges including annuity benefits (*)	0.98	1.85

(*)Earnings for the nine months ended September 30, 2020 were insufficient to cover fixed charges by $23 million.

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

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$1,696	$1,691
Net cash used in investing activities	(772)	(1,778)
Net cash provided by financing activities	509	1,265
Net change in cash and cash equivalents	$1,433	$1,178

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $99 million during the first nine months of 2020 and reduced cash flows from operating activities by $2 million in the first nine months of 2019, accounting for a $101 million increase in cash flows from operating activities in the 2020 period compared to the 2019 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.60 billion in the first nine months of 2020 compared to $1.69 billion in the first nine months of 2019, a decrease of $96 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $772 million for the first nine months of 2020 compared to $1.78 billion in the first nine months of 2019, a decrease of $1.01 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity segment had net cash flows from annuity

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
policyholders of $260 million in the first nine months of 2020 and $1.36 billion in the first nine months of 2019. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $60 million use of cash in the first nine months of 2020 compared to a $19 million source of cash in the 2019 period, accounting for a $79 million increase in net cash used in investing activities in the first nine months of 2020 compared to the same 2019 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, issuances and repurchases of common stock, and dividend payments. Net cash provided by financing activities was $509 million for the first nine months of 2020 compared to $1.27 billion in the first nine months of 2019, a decrease of $756 million. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $260 million in the first nine months of 2020 compared to $1.36 billion in the first nine months of 2019, accounting for a $1.10 billion decrease in net cash provided by financing activities in the 2020 period compared to the 2019 period. In the first nine months of 2020, AFG issued $150 million of 5.625% Subordinated Debentures due in 2060, $300 million of 5.25% Senior Notes due in 2030 and $200 million 4.50% Subordinated Debentures due in 2060. The net proceeds of these offerings contributed $635 million to net cash provided by financing activities in the first nine months of 2020. In March 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059, the net proceeds of which contributed $121 million to net cash provided by financing activities in the first nine months of 2019. During the first nine months of 2020, AFG repurchased $233 million of its Common Stock compared to no share repurchases in the 2019 period. In addition to its regular quarterly cash dividends, AFG paid a special cash dividend of $1.50 per share in May 2019 totaling $135 million, which resulted in total cash dividends of $241 million in the first nine months of 2019 compared to $119 million in the first nine months of 2020. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $49 million in the first nine months of 2020 compared to $8 million in the first nine months of 2019, accounting for a $41 million decrease in net cash provided by financing activities in the 2020 period compared to the 2019 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

AFG can borrow up to $500 million under its revolving credit facility which expires in June 2021. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2019 or the first nine months of 2020.

In October 2020, AFG called its $150 million of 6% Subordinated Debentures due in November 2055 for redemption at par value on November 15, 2020.

During the first nine months of 2020, AFG issued $300 million of 5.25% Senior Notes due in April 2030, $150 million of 5.625% Subordinated Debentures due in June 2060 and $200 million of 4.50% Subordinated Debentures due in September 2060 to increase liquidity and provide flexibility at the parent holding company in its response to the uncertainties of the current economic environment. The net proceeds of the offerings will be used for general corporate purposes, which includes repurchases of outstanding common shares and the redemption of $150 million of 6% Subordinated Debentures due in November 2055.

During the first nine months of 2020, AFG repurchased 3,468,107 shares of its Common Stock for $233 million.

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

Subsidiary Liquidity   Great American Life Insurance Company (“GALIC”), a wholly-owned annuity subsidiary, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At September 30, 2020, GALIC had $1.26 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.32% to 1.35% (average rate of 0.50% at September 30, 2020). While these advances must be repaid between 2020 and 2025 ($325 million in 2020, $731 million in 2021 and $200 million in 2025), GALIC has the option to prepay all or a portion on the majority of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At September 30, 2020, GALIC estimated that it had additional borrowing capacity of approximately $650 million from the FHLB.

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

In the annuity business, where profitability is largely dependent on earning a spread between invested assets and annuity liabilities, the duration of investments is generally maintained close to that of liabilities. In a rising interest rate environment, significant protection from withdrawals exists in the form of temporary and permanent surrender charges on AFG’s annuity products. With declining rates, AFG receives some protection (from spread compression) due to the ability to lower crediting rates, subject to contractually guaranteed minimum interest rates (“GMIRs”). With interest rates at historic lows, AFG began to lower crediting rates on existing policies in the first six months of 2020, particularly on policies near or after the end of the surrender charge period. At September 30, 2020, AFG could reduce the average crediting rate on approximately $26 billion of traditional fixed, fixed-indexed and variable-indexed annuities without guaranteed withdrawal benefits (excludes reserves ceded to Commonwealth in October 2020, see Note O — “Subsequent Events” to the financial statements) by approximately 108 basis points (on a weighted average basis). The table below shows the breakdown of annuity reserves by GMIR. The current interest crediting rates on substantially all of AFG’s annuities with a GMIR of 3% or higher are at their minimum.

	% of Reserves
	September 30,	December 31,
GMIR	2020 (*)	2019	2018
1 — 1.99%	85%	84%	81%
2 — 2.99%	3%	3%	4%
3 — 3.99%	7%	7%	8%
4.00% and above	5%	6%	7%

Annuity benefits accumulated (in millions)	$41,932	$40,406	$36,616
(*)The breakdown of annuity reserves by GMIR excludes reserves ceded to Commonwealth in October 2020, see Note O — “Subsequent Events” to the financial statements.

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

Investments
AFG’s investment portfolio at September 30, 2020, contained $48.19 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $92 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.25 billion in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $358 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at September 30, 2020 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2020 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$48,285
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,931)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	900
Estimated pretax impact on accumulated other comprehensive income	(1,031)
Deferred income tax	217
Estimated after-tax impact on accumulated other comprehensive income	$(814)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Approximately 90% of the fixed maturities held by AFG at September 30, 2020, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk because, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

Summarized information for AFG’s MBS (including those classified as trading) at September 30, 2020, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 4 years and 3 years, respectively.

	Amortized Cost, net (*)	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$485	$492	101%	$7	100%
Non-agency prime	1,301	1,412	109%	111	61%
Alt-A	811	920	113%	109	37%
Subprime	283	314	111%	31	18%
Commercial	814	856	105%	42	93%
	$3,694	$3,994	108%	$300	64%
(*)Amortized cost, net of allowance for expected credit losses.

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At September 30, 2020, 97% (based on statutory carrying value of $3.65 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 14% of AFG’s fixed maturity portfolio at September 30, 2020. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2020, approximately 78% of the municipal bond portfolio was held in revenue bonds, with the remaining 22% held in general obligation bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2020, is shown in the following table (dollars in millions). Approximately $1.77 billion of available for sale fixed maturity securities had no unrealized gains or losses at September 30, 2020.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$39,000	$7,422
Amortized cost of securities, net of allowance for expected credit losses	$35,796	$7,676
Gross unrealized gain (loss)	$3,204	$(254)
Fair value as % of amortized cost	109%	97%
Number of security positions	4,429	759
Number individually exceeding $2 million gain or loss	387	22
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$575	$(3)
Banks, savings and credit institutions	438	(9)
Mortgage-backed securities	308	(8)
Insurance	241	—
Technology	188	(1)
Other asset-backed securities	154	(124)
Energy	120	(17)
Collateralized loan obligations	25	(41)
Aviation	2	(16)
Percentage rated investment grade	94%	84%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2020, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	4%	4%
After one year through five years	29%	11%
After five years through ten years	34%	9%
After ten years	8%	5%
	75%	29%
Collateralized loan obligations and other asset-backed securities (average life of approximately 4 years)	16%	68%
Mortgage-backed securities (average life of approximately 3-1/2 years)	9%	3%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2020
Securities with unrealized gains:
Exceeding $500,000 (1,764 securities)	$26,329	$2,786	112%
$500,000 or less (2,665 securities)	12,671	418	103%
	$39,000	$3,204	109%
Securities with unrealized losses:
Exceeding $500,000 (145 securities)	$2,436	$(187)	93%
$500,000 or less (614 securities)	4,986	(67)	99%
	$7,422	$(254)	97%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2020
Investment grade fixed maturities with losses for:
Less than one year (347 securities)	$4,545	$(148)	97%
One year or longer (127 securities)	1,718	(49)	97%
	$6,263	$(197)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (246 securities)	$993	$(46)	96%
One year or longer (39 securities)	166	(11)	94%
	$1,159	$(57)	95%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2020. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2020 and 2019 and Management’s Discussion and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2019 Form 10–K.

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

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2020
Assets:
Cash and investments	$58,262	$—	$(175)	(a)	$58,087
Assets of managed investment entities	—	4,717	—		4,717
Other assets	10,307	—	(1)	(a)	10,306
Total assets	$68,569	$4,717	$(176)		$73,110
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,769	$—	$—		$13,769
Annuity, life, accident and health benefits and reserves	42,541	—	—		42,541
Liabilities of managed investment entities	—	4,707	(166)	(a)	4,541
Long-term debt and other liabilities	5,919	—	—		5,919
Total liabilities	62,229	4,707	(166)		66,770

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,370	10	(10)		1,370
Retained earnings	3,737	—	—		3,737
Accumulated other comprehensive income, net of tax	1,233	—	—		1,233
Total shareholders’ equity	6,340	10	(10)		6,340
Noncontrolling interests	—	—	—		—
Total equity	6,340	10	(10)		6,340
Total liabilities and equity	$68,569	$4,717	$(176)		$73,110

December 31, 2019
Assets:
Cash and investments	$55,416	$—	$(164)	(a)	$55,252
Assets of managed investment entities	—	4,736	—		4,736
Other assets	10,143	—	(1)	(a)	10,142
Total assets	$65,559	$4,736	$(165)		$70,130
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,062	$—	$—		$13,062
Annuity, life, accident and health benefits and reserves	41,018	—	—		41,018
Liabilities of managed investment entities	—	4,736	(165)	(a)	4,571
Long-term debt and other liabilities	5,210	—	—		5,210
Total liabilities	59,290	4,736	(165)		63,861

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,397	—	—		1,397
Retained earnings	4,009	—	—		4,009
Accumulated other comprehensive income, net of tax	863	—	—		863
Total shareholders’ equity	6,269	—	—		6,269
Noncontrolling interests	—	—	—		—
Total equity	6,269	—	—		6,269
Total liabilities and equity	$65,559	$4,736	$(165)		$70,130
(a)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,381	$—	$—		$1,381
Net investment income	585	—	(13)	(b)	572
Realized gains (losses) on:
Securities	45	—	—		45
Subsidiaries	(30)	—	—		(30)
Income (loss) of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	(8)	9	(b)	1
Other income	48	—	(3)	(c)	45
Total revenues	2,029	38	(7)		2,060
Costs and Expenses:
Insurance benefits and expenses	1,744	—	—		1,744
Expenses of managed investment entities	—	38	(7)	(b)(c)	31
Interest charges on borrowed money and other expenses	151	—	—		151
Total costs and expenses	1,895	38	(7)		1,926
Earnings (loss) before income taxes	134	—	—		134
Provision (credit) for income taxes	(30)	—	—		(30)
Net earnings (loss), including noncontrolling interests	164	—	—		164
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—		—
Net earnings (loss) attributable to shareholders	$164	$—	$—		$164

Three months ended September 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,442	$—	$—		$1,442
Net investment income	583	—	5	(b)	588
Realized gains (losses) on securities	(18)	—	—		(18)
Income (loss) of managed investment entities:
Investment income	—	67	—		67
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(13)	(b)	(14)
Other income	62	—	(4)	(c)	58
Total revenues	2,069	66	(12)		2,123
Costs and Expenses:
Insurance benefits and expenses	1,764	—	—		1,764
Expenses of managed investment entities	—	66	(12)	(b)(c)	54
Interest charges on borrowed money and other expenses	128	—	—		128
Total costs and expenses	1,892	66	(12)		1,946
Earnings (loss) before income taxes	177	—	—		177
Provision (credit) for income taxes	34	—	—		34
Net earnings (loss), including noncontrolling interests	143	—	—		143
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	—	—		(4)
Net earnings (loss) attributable to shareholders	$147	$—	$—		$147
(a)Includes income of $13 million in the third quarter of 2020 and a loss of $5 million in the third quarter of 2019, representing the change in fair value of AFG’s CLO investments plus $3 million and $4 million in the third quarter of 2020 and 2019, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $4 million and $8 million in the third quarter of 2020 and 2019, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$3,774	$—	$—		$3,774
Net investment income	1,563	—	21	(b)	1,584
Realized gains (losses) on:
Securities	(302)	—	—		(302)
Subsidiaries	(30)	—	—		(30)
Income (loss) of managed investment entities:
Investment income	—	154	—		154
Gain (loss) on change in fair value of assets/liabilities	—	(10)	(37)	(b)	(47)
Other income	164	—	(11)	(c)	153
Total revenues	5,169	144	(27)		5,286
Costs and Expenses:
Insurance benefits and expenses	4,831	—	—		4,831
Expenses of managed investment entities	—	144	(27)	(b)(c)	117
Interest charges on borrowed money and other expenses	374	—	—		374
Total costs and expenses	5,205	144	(27)		5,322
Earnings (loss) before income taxes	(36)	—	—		(36)
Provision (credit) for income taxes	(63)	—	—		(63)
Net earnings (loss), including noncontrolling interests	27	—	—		27
Less: Net earnings (loss) attributable to noncontrolling interests	(13)	—	—		(13)
Net earnings (loss) attributable to shareholders	$40	$—	$—		$40

Nine months ended September 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$3,815	$—	$—		$3,815
Net investment income	1,721	—	(11)	(b)	1,710
Realized gains (losses) on securities	222	—	—		222
Income (loss) of managed investment entities:
Investment income	—	206	—		206
Gain (loss) on change in fair value of assets/liabilities	—	(7)	(9)	(b)	(16)
Other income	181	—	(11)	(c)	170
Total revenues	5,939	199	(31)		6,107
Costs and Expenses:
Insurance benefits and expenses	4,715	—	—		4,715
Expenses of managed investment entities	—	199	(31)	(b)(c)	168
Interest charges on borrowed money and other expenses	375	—	—		375
Total costs and expenses	5,090	199	(31)		5,258
Earnings (loss) before income taxes	849	—	—		849
Provision (credit) for income taxes	171	—	—		171
Net earnings (loss), including noncontrolling interests	678	—	—		678
Less: Net earnings (loss) attributable to noncontrolling interests	(8)	—	—		(8)
Net earnings (loss) attributable to shareholders	$686	$—	$—		$686
(a)Includes a loss of $21 million in the first nine months of 2020 and income of $11 million in the first nine months of 2019, representing the change in fair value of AFG’s CLO investments plus $11 million in both the first nine months of 2020 and 2019 in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $16 million and $20 million in the first nine months of 2020 and 2019, respectively, in distributions recorded as interest expense by the CLOs.
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

Beginning prospectively with the second quarter of 2019, AFG’s core net operating earnings for its annuity segment excludes unlocking, the impact of changes in the fair value of derivatives related to fixed-indexed annuities (“FIAs”), and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs (“annuity non-core earnings (losses)”). Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of FIA liabilities that management believes can be inconsistent with the long-term economics of this growing portion of AFG’s annuity business. Management believes that separating these impacts as “non-core” will provide investors with a better view of the fundamental performance of the business, and a more comparable measure of the annuity segment’s business compared to the results identified as “core” by its peers. Core net operating earnings for the annuity segment for the first quarter of 2019 and prior periods were not adjusted, so results for the nine months ended September 30, 2020 are not directly comparable to the nine months ended September 30, 2019. The impact of the items now considered annuity non-core earnings (losses) on prior periods is highlighted in the discussion following the reconciliation of net earnings (loss) attributable to shareholders to core net operating earnings.

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

In the third quarter of 2020, AFG reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. The transaction is expected to close in the fourth quarter of 2020, subject to customary conditions, including receipt of required regulatory approvals.

AFG recorded $70 million in non-core losses related to the runoff of the Neon business in the third quarter of 2020, which, in accordance with generally accepted accounting principles, included an estimated $30 million expected loss on the sale of the business. In conjunction with the sale, AFG recognized a tax benefit of $73 million, resulting in a net favorable $3 million non-core, after-tax impact from the Neon exited lines in the third quarter of 2020.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Components of net earnings (loss) attributable to shareholders:
Core operating earnings before income taxes	$274	$251	$600	$716
Pretax non-core items:
Realized gains (losses) on securities	45	(18)	(302)	222
Annuity non-core earnings (losses) (a)	(43)	(27)	(140)	(60)
Neon exited lines (b)	(70)	—	(122)	—
Special A&E charges	(68)	(29)	(68)	(29)
Other	(4)	—	(4)	—
Earnings (loss) before income taxes	134	177	(36)	849
Provision (credit) for income taxes:
Core operating earnings	57	50	117	143
Non-core items:
Realized gains (losses) on securities	10	(4)	(63)	46
Annuity non-core earnings (losses) (a)	(9)	(6)	(29)	(12)
Neon exited lines (b)	(73)	—	(73)	—
Special A&E charges	(14)	(6)	(14)	(6)
Other	(1)	—	(1)	—
Total provision (credit) for income taxes	(30)	34	(63)	171
Net earnings (loss), including noncontrolling interests	164	143	27	678
Less net earnings (loss) attributable to noncontrolling interests:
Core operating earnings (loss)	—	(4)	—	(8)
Neon exited lines (b)	—	—	(13)	—
Total net earnings (loss) attributable to noncontrolling interests	—	(4)	(13)	(8)
Net earnings (loss) attributable to shareholders	$164	$147	$40	$686

Net earnings (loss):
Core net operating earnings	$217	$205	$483	$581
Realized gains (losses) on securities	35	(14)	(239)	176
Annuity non-core earnings (losses) (a)	(34)	(21)	(111)	(48)
Neon exited lines (b)	3	—	(36)	—
Special A&E charges	(54)	(23)	(54)	(23)
Other	(3)	—	(3)	—
Net earnings (loss) attributable to shareholders	$164	$147	$40	$686

Diluted per share amounts:
Core net operating earnings	$2.45	$2.25	$5.37	$6.39
Realized gains (losses) on securities	0.40	(0.15)	(2.64)	1.93
Annuity non-core earnings (losses) (a)	(0.38)	(0.23)	(1.23)	(0.52)
Neon exited lines (b)	0.03	—	(0.41)	—
Special A&E charges	(0.61)	(0.25)	(0.61)	(0.25)
Other	(0.03)	—	(0.03)	—
Net earnings (loss) attributable to shareholders	$1.86	$1.62	$0.45	$7.55
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net earnings attributable to shareholders was $164 million in the third quarter of 2020 compared to $147 million in the third quarter of 2019 reflecting higher core net operating earnings, net realized gains on securities in the third quarter of 2020 compared to net realized losses in the third quarter of 2019, higher special A&E charges, and higher losses from annuity unlocking. Core net operating earnings for the third quarter of 2020 increased $12 million compared to the third quarter of 2019 reflecting higher core net operating earnings in the annuity and property and casualty insurance segments, partially offset by higher interest charges on borrowed money. Realized gains (losses) on securities in the third quarter of 2020 and 2019 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders was $40 million for the first nine months of 2020 compared to $686 million for the first nine months of 2019 reflecting net realized losses on securities in the 2020 period compared to net realized gains in the 2019 period, lower core net operating earnings, higher special A&E charges and non-core losses from the Neon exited lines. In addition, net earnings attributable to shareholders includes after-tax losses of $111 million in the first nine months of 2020 and $57 million in the first nine months of 2019 ($9 million in the first quarter, $27 million in the second quarter and $21 million in the third quarter) from annuity unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, unlocking and this impact on the accounting for FIAs is considered non-core earnings (losses) beginning prospectively with the second quarter of 2019. Excluding the $9 million after-tax negative impact of these items on results for the first quarter of 2019, core net operating earnings for the first nine months of 2020 decreased $107 million compared to the first nine months of 2019 reflecting the negative impact of the COVID-19 pandemic on partnerships and similar investments and AFG-managed CLOs in both the property and casualty insurance and annuity segments and higher interest charges on borrowed money, partially offset by lower holding company expenses. Realized gains (losses) on securities in the first nine months of 2020 and 2019 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2020 and 2019 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (c)	GAAP Total
Three months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,339	$—	$—	$—	$1,339	$—	$42	$1,381
Net investment income	111	464	(13)	9	571	—	1	572
Realized gains (losses) on:
Securities	—	—	—	—	—	45	—	45
Subsidiaries	—	—	—	—	—	—	(30)	(30)
Income (loss) of MIEs:
Investment income	—	—	46	—	46	—	—	46
Gain (loss) on change in fair value of assets/liabilities	—	—	1	—	1	—	—	1
Other income	—	35	(3)	18	50	(5)	—	45
Total revenues	1,450	499	31	27	2,007	40	13	2,060

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	856	—	—	—	856	47	60	963
Commissions and other underwriting expenses	380	—	—	6	386	—	20	406
Annuity benefits	—	282	—	(10)	272	(69)	—	203
Annuity and supplemental insurance acquisition expenses	—	64	—	1	65	107	—	172
Interest charges on borrowed money	—	—	—	24	24	—	—	24
Expenses of MIEs	—	—	31	—	31	—	—	31
Other expenses	9	32	—	58	99	25	3	127
Total costs and expenses	1,245	378	31	79	1,733	110	83	1,926
Earnings (loss) before income taxes	205	121	—	(52)	274	(70)	(70)	134
Provision (credit) for income taxes	46	24	—	(13)	57	(14)	(73)	(30)
Net earnings (loss), including noncontrolling interests	159	97	—	(39)	217	(56)	3	164
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Core Net Operating Earnings (Loss)	159	97	—	(39)	217
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	35	35	(35)	—	—
Annuity non-core earnings (losses), net of tax (b)	—	(34)	—	—	(34)	34	—	—
Neon exited lines (c)	3	—	—	—	3	—	(3)	—
Special A&E charges, net of tax	(37)	—	—	(17)	(54)	54	—	—
Other, net of tax	—	—	—	(3)	(3)	3	—	—
Net Earnings (Loss) Attributable to Shareholders	$125	$63	$—	$(24)	$164	$—	$—	$164

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,442	$—	$—	$—	$1,442	$—	$1,442
Net investment income	124	448	5	11	588	—	588
Realized gains (losses) on securities	—	—	—	—	—	(18)	(18)
Income (loss) of MIEs:
Investment income	—	—	67	—	67	—	67
Gain (loss) on change in fair value of assets/liabilities	—	—	(14)	—	(14)	—	(14)
Other income	5	31	(4)	25	57	1	58
Total revenues	1,571	479	54	36	2,140	(17)	2,123

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	926	—	—	—	926	18	944
Commissions and other underwriting expenses	444	—	—	6	450	—	450
Annuity benefits	—	280	—	(4)	276	(26)	250
Annuity and supplemental insurance acquisition expenses	—	64	—	2	66	54	120
Interest charges on borrowed money	—	—	—	17	17	—	17
Expenses of MIEs	—	—	54	—	54	—	54
Other expenses	11	35	—	54	100	11	111
Total costs and expenses	1,381	379	54	75	1,889	57	1,946
Earnings (loss) before income taxes	190	100	—	(39)	251	(74)	177
Provision (credit) for income taxes	39	20	—	(9)	50	(16)	34
Net earnings (loss), including noncontrolling interests	151	80	—	(30)	201	(58)	143
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	—	—	—	(4)	—	(4)
Core Net Operating Earnings (Loss)	155	80	—	(30)	205
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(14)	(14)	14	—
Annuity non-core earnings (losses), net of tax (b)	—	(21)	—	—	(21)	21	—
Special A&E charges, net of tax	(14)	—	—	(9)	(23)	23	—
Net Earnings (Loss) Attributable to Shareholders	$141	$59	$—	$(53)	$147	$—	$147
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

AFG’s property and casualty insurance operations contributed $88 million in GAAP pretax earnings in the third quarter of 2020 compared to $172 million in the third quarter of 2019, a decrease of $84 million (49%). Property and casualty core pretax earnings were $205 million in the third quarter of 2020 compared to $190 million in the third quarter of 2019, an increase of $15 million (8%). The decrease in GAAP pretax earnings reflects lower net investment income, higher special A&E charges and losses in the Neon exited lines (including the estimated loss on sale), partially offset by higher core underwriting results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2020 and 2019 (dollars in millions):

	Three months ended September 30,
	2020	2019	% Change
Gross written premiums	$2,223	$2,351	(5%)
Reinsurance premiums ceded	(735)	(733)	—%
Net written premiums	1,488	1,618	(8%)
Change in unearned premiums	(149)	(176)	(15%)
Net earned premiums	1,339	1,442	(7%)
Loss and loss adjustment expenses (a)	856	926	(8%)
Commissions and other underwriting expenses	380	444	(14%)
Core underwriting gain	103	72	43%

Net investment income	111	124	(10%)
Other income and expenses, net	(9)	(6)	50%
Core earnings before income taxes	205	190	8%
Pretax non-core special A&E charges	(47)	(18)	161%
Pretax non-core Neon exited lines (b)	(70)	—	—%
GAAP earnings before income taxes and noncontrolling interests	$88	$172	(49%)
(a)   Excludes pretax non-core special A&E charges of $47 million and $18 million in the third quarter of 2020 and 2019, respectively.
(b)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are being treated as non-core earnings (losses) prospectively beginning in 2020. Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the three months ended September 30, 2020 (in millions):

	Three months ended September 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$2,223	$8	$2,231
Reinsurance premiums ceded	(735)	(7)	(742)
Net written premiums	1,488	1	1,489
Change in unearned premiums	(149)	41	(108)
Net earned premiums	1,339	42	1,381
Loss and loss adjustment expenses	856	60	916
Commissions and other underwriting expenses	380	20	400
Underwriting gain (loss)	103	(38)	65

Net investment income	111	1	112
Loss on sale of subsidiaries	—	(30)	(30)
Other income and expenses, net	(9)	(3)	(12)
Earnings (loss) before income taxes and noncontrolling interests	205	(70)	135
Pretax non-core special A&E charges	(47)	—	(47)
GAAP earnings (loss) before income taxes and noncontrolling interests	$158	$(70)	$88

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Three months ended September 30,
	2020	2019	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	63.8%	63.1%	0.7%
Underwriting expense ratio	28.3%	30.9%	(2.6%)
Combined ratio	92.1%	94.0%	(1.9%)

Aggregate — including exited lines
Loss and LAE ratio	69.8%	65.4%	4.4%
Underwriting expense ratio	29.0%	30.9%	(1.9%)
Combined ratio	98.8%	96.3%	2.5%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.23 billion for the third quarter of 2020 compared to $2.35 billion for the third quarter of 2019, a decrease of $120 million (5%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2020		2019
	GWP	%	GWP	%	% Change
Property and transportation	$1,061	48%	$1,113	47%	(5%)
Specialty casualty	978	44%	1,031	44%	(5%)
Specialty financial	184	8%	207	9%	(11%)
Total specialty	2,223	100%	2,351	100%	(5%)
Neon exited lines	8	—%	—	—%	—%
Aggregate	$2,231	100%	$2,351	100%	(5%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 33% of gross written premiums for the third quarter of 2020 compared to 31% of gross written premiums for the third quarter of 2019, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2020		2019		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(426)	40%	$(452)	41%	(1%)
Specialty casualty	(336)	34%	(287)	28%	6%
Specialty financial	(31)	17%	(40)	19%	(2%)
Other specialty	58		46
Total specialty	(735)	33%	(733)	31%	2%
Neon exited lines	(7)	88%	—	—%	88%
Aggregate	$(742)	33%	$(733)	31%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.49 billion for the third quarter of 2020 compared to $1.62 billion for the third quarter of 2019, a decrease of $129 million (8%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2020		2019
	NWP	%	NWP	%	% Change
Property and transportation	$635	43%	$661	41%	(4%)
Specialty casualty	642	43%	744	46%	(14%)
Specialty financial	153	10%	167	10%	(8%)
Other specialty	58	4%	46	3%	26%
Total specialty	1,488	100%	1,618	100%	(8%)
Neon exited lines	1	—%	—	—%	—%
Aggregate	$1,489	100%	$1,618	100%	(8%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.38 billion for the third quarter of 2020 compared to $1.44 billion for the third quarter of 2019, a decrease of $61 million (4%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2020		2019
	NEP	%	NEP	%	% Change
Property and transportation	$574	42%	$583	40%	(2%)
Specialty casualty	560	41%	658	46%	(15%)
Specialty financial	155	11%	161	11%	(4%)
Other specialty	50	3%	40	3%	25%
Total specialty	1,339	97%	1,442	100%	(7%)
Neon exited lines	42	3%	—	—%	—%
Aggregate	$1,381	100%	$1,442	100%	(4%)

Gross written premiums for the third quarter of 2020 decreased $120 million (5%) compared to the third quarter of 2019 reflecting a decrease in the each of the Specialty property and casualty financial sub-segments. Overall average renewal rates increased approximately 13% in the third quarter of 2020. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 16%.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and transportation Gross written premiums decreased $52 million (5%) in the third quarter of 2020 when compared to the third quarter of 2019. This decrease was largely the result of lower year-over-year crop premiums resulting from delayed premium reporting in 2019 due to late planting of corn and soybean crops. Excluding crop insurance, gross written premiums for the third quarter of 2020 increased by 1% in this group when compared to the 2019 third quarter. Lower premiums in the transportation business due primarily to the return of premiums and reduced exposures as a result of the COVID-19 pandemic were tempered by growth and new business opportunities in the property and inland marine and ocean marine businesses. Average renewal rates increased approximately 6% for this group in the third quarter of 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the third quarter of 2020 compared to the third quarter of 2019 reflecting the decrease in the crop business, which cedes a larger percentage of premiums than the other businesses in the Specialty property and transportation sub-segment.

Specialty casualty Gross written premiums decreased $53 million (5%) in the third quarter of 2020 compared to the third quarter of 2019 due primarily to the run-off of Neon. Excluding the impact of $111 million in gross written premiums from the Neon exited lines in the third quarter of 2019, gross written premiums increased 6% in the third quarter of 2020 compared to the third quarter of 2019. This increase reflects significant renewal rate increases, coupled with new business opportunities in the excess and surplus, excess liability and executive liability businesses, partially offset by lower premiums due to reduced exposures in the workers’ compensation businesses as a result of the COVID-19 pandemic. Average renewal rates increased approximately 17% for this group in the third quarter of 2020. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 25%. Reinsurance premiums ceded as a percentage of gross written premiums increased 6 percentage points in the third quarter of 2020 compared to the third quarter of 2019 reflecting growth in the excess and surplus and public sector businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums decreased $23 million (11%) in the third quarter of 2020 compared to the third quarter of 2019 due primarily to lower premiums from the impact of various state regulations regarding policy cancellations and the placement of forced coverage in the financial institutions business, heightened risk selection that has reduced new business in the trade credit business and COVID-related economic impacts in the surety business. These decreases were partially offset by year-over-year growth in the fidelity business. Average renewal rates increased approximately 7% for this group in the third quarter of 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the third quarter of 2020 compared to the third quarter of 2019 reflecting lower cessions in the financial institutions business and a change in the mix of business in the fidelity business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $12 million (26%) in the third quarter of 2020 compared to the third quarter of 2019, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended September 30,			Three months ended September 30,
	2020	2019	Change	2020	2019
Property and transportation
Loss and LAE ratio	70.1%	72.1%	(2.0%)
Underwriting expense ratio	21.8%	21.4%	0.4%
Combined ratio	91.9%	93.5%	(1.6%)
Underwriting profit				$47	$38

Specialty casualty
Loss and LAE ratio	62.9%	63.1%	(0.2%)
Underwriting expense ratio	27.8%	33.4%	(5.6%)
Combined ratio	90.7%	96.5%	(5.8%)
Underwriting profit				$53	$23

Specialty financial
Loss and LAE ratio	39.9%	29.7%	10.2%
Underwriting expense ratio	51.7%	54.0%	(2.3%)
Combined ratio	91.6%	83.7%	7.9%
Underwriting profit (loss)				$13	$26

Total Specialty
Loss and LAE ratio	63.8%	63.1%	0.7%
Underwriting expense ratio	28.3%	30.9%	(2.6%)
Combined ratio	92.1%	94.0%	(1.9%)
Underwriting profit				$104	$88

Aggregate — including exited lines
Loss and LAE ratio	69.8%	65.4%	4.4%
Underwriting expense ratio	29.0%	30.9%	(1.9%)
Combined ratio	98.8%	96.3%	2.5%
Underwriting profit				$18	$54

The Specialty property and casualty insurance operations generated an underwriting profit of $104 million in the third quarter of 2020 compared to $88 million in the third quarter of 2019, an increase of $16 million (18%). The higher underwriting profit in the third quarter of 2020 reflects higher underwriting profits in the Specialty casualty and Property and transportation sub-segments, partially offset by lower underwriting profit in the Specialty financial sub-segment. The Specialty property and casualty insurance operations did not record any additional reserve charges for COVID-19 in the third quarter of 2020. Catastrophe losses were $36 million (2.7 points on the combined ratio) and related net reinstatement premiums were $5 million in the third quarter of 2020 compared to $22 million (1.6 points) in the third quarter of 2019.

Property and transportation Underwriting profit for this group was $47 million for the third quarter of 2020 compared to $38 million for the third quarter of 2019, an increase of $9 million (24%). This increase reflects higher year-over-year underwriting profitability in the non-crop agricultural and ocean marine businesses and improved results in the aviation business and Singapore branch, partially offset by lower year-over-year underwriting profitability in the transportation and property and inland marine businesses. Catastrophe losses were $18 million (3.1 points on the combined ratio) in the third quarter of 2020 compared to $8 million (1.4 points) in the third quarter of 2019.

Specialty casualty Underwriting profit for this group was $53 million for the third quarter of 2020 compared to $23 million for the third quarter of 2019, an increase of $30 million (130%). This increase reflects higher year-over-year underwriting profitability in the excess surplus and excess liability businesses and the impact of $19 million of underwriting losses at Neon in the third quarter of 2019, partially offset by higher adverse reserve development in the general liability business and lower year-over-year underwriting profits in the targeted markets and workers’ compensation businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Catastrophe losses were $3 million (0.8 points on the combined ratio) and related net reinstatement premiums were $5 million in the third quarter of 2020 compared to catastrophe losses of $10 million (1.6 points) in the third quarter of 2019.

Specialty financial Underwriting profit for this group was $13 million for the third quarter of 2020 compared to $26 million in the third quarter of 2019, a decrease of $13 million (50%). This decrease reflects higher catastrophe losses in the financial institutions business. Catastrophe losses were $13 million (8.6 points on the combined ratio) in the third quarter of 2020 compared to $3 million (2.0 points) in the third quarter of 2019.

Other specialty This group reported an underwriting loss of $9 million in the third quarter of 2020 compared to an underwriting profit of $1 million in the third quarter of 2019, reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the third quarter of 2020 compared to the third quarter of 2019.

Aggregate As discussed below under “Net prior year reserve development,” AFG recorded special charges to increase property and casualty A&E reserves by $47 million and $18 million in the third quarter of 2020 and the third quarter of 2019, respectively. Aggregate underwriting results for AFG’s property and casualty insurance segment also include an underwriting loss of $38 million at Neon in the third quarter of 2020, due primarily to catastrophe losses and several large claims. AFG also recorded adverse prior year reserve development of $1 million and $16 million in the third quarter of 2020 and 2019, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 69.8% for the third quarter of 2020 compared to 65.4% for the third quarter of 2019, an increase of 4.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2020	2019	2020	2019	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$410	$430	71.4%	73.5%	(2.1%)
Prior accident years development	(26)	(17)	(4.5%)	(2.8%)	(1.7%)
COVID-19 related losses	1	—	0.1%	—%	0.1%
Current year catastrophe losses	18	8	3.1%	1.4%	1.7%
Property and transportation losses and LAE and ratio	$403	$421	70.1%	72.1%	(2.0%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$366	$425	65.1%	64.4%	0.7%
Prior accident years development	(16)	(19)	(2.9%)	(2.9%)	—%
COVID-19 related losses	(1)	—	(0.1%)	—%	(0.1%)
Current year catastrophe losses	3	10	0.8%	1.6%	(0.8%)
Specialty casualty losses and LAE and ratio	$352	$416	62.9%	63.1%	(0.2%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$59	$53	37.8%	33.2%	4.6%
Prior accident years development	(9)	(9)	(5.7%)	(5.5%)	(0.2%)
COVID-19 related losses	(1)	—	(0.8%)	—%	(0.8%)
Current year catastrophe losses	13	3	8.6%	2.0%	6.6%
Specialty financial losses and LAE and ratio	$62	$47	39.9%	29.7%	10.2%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$867	$934	64.8%	64.6%	0.2%
Prior accident years development	(48)	(46)	(3.7%)	(3.1%)	(0.6%)
COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses	36	22	2.7%	1.6%	1.1%
Total Specialty losses and LAE and ratio	$855	$910	63.8%	63.1%	0.7%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$911	$934	66.0%	64.6%	1.4%
Prior accident years development	—	(12)	—%	(0.8%)	0.8%
COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses	52	22	3.8%	1.6%	2.2%
Aggregate losses and LAE and ratio	$963	$944	69.8%	65.4%	4.4%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 64.8% for the third quarter of 2020 compared to 64.6% for the third quarter of 2019, an increase of 0.2 percentage points.

Property and transportation   The 2.1 percentage point improvement in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio in the ocean marine business, due primarily to rate increases and lower claim frequency in the third quarter of 2020, and lower loss and LAE ratios in the non-crop agricultural businesses in the third quarter of 2020 compared to the third quarter of 2019.

Specialty casualty   The 0.7 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects the impact of the Neon exited lines in the third quarter of 2019, which

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
has a lower loss and LAE ratio than many of the other businesses in the Specialty casualty group. Excluding the impact of the Neon exited lines, the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses decreased 0.5 percentage points in the third quarter of 2020 compared to the third quarter of 2019.

Specialty financial The 4.6 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions, fidelity and surety businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $48 million in the third quarter of 2020 compared to $46 million in the third quarter of 2019, an increase of $2 million (4%).

Property and transportation Net favorable reserve development of $26 million in the third quarter of 2020 reflects lower than anticipated claim frequency and severity in the transportation businesses and lower than expected claim frequency and severity in the non-crop agricultural businesses. Net favorable reserve development of $17 million in the third quarter of 2019 reflects lower than expected claim frequency and severity in the transportation business.

Specialty casualty Net favorable reserve development of $16 million in the third quarter of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim frequency in general liability contractor claims. Net favorable reserve development of $19 million in the third quarter of 2019 reflects lower than anticipated claim severity in the workers’ compensation and targeted markets businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected claim frequency in general liability contractor claims.

Specialty financial Net favorable reserve development of $9 million in the third quarter of 2020 reflects lower than anticipated claim frequency and severity in the fidelity and surety businesses and lower than expected claim frequency in the financial institutions business. Net favorable reserve development of $9 million in the third quarter of 2019 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated severity in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $3 million in the third quarter of 2020 and net favorable reserve development of $1 million in the third quarter of 2019, which includes adverse development of $4 million in the third quarter of 2020 associated with AFG’s internal reinsurance program. Both periods include the amortization of the deferred gain on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Special asbestos and environmental reserve charges During the third quarter of 2020, AFG completed a comprehensive external study of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years.

As a result of the 2020 external study, AFG’s property and casualty insurance segment recorded a $47 million pretax special charge to increase its asbestos reserves by $26 million (net of reinsurance) and its environmental reserves by $21 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

The increase in property and casualty environmental reserves was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and its estimate of future, but as yet unreported, claims. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in this review.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
At September 30, 2020, the property and casualty insurance segment’s insurance reserves include A&E reserves of $428 million, net of reinsurance recoverables. At September 30, 2020, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2019, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2020)	21.3	19.6	20.5
Industry (12/31/2019)	7.9	8.5	8.1

In addition, the 2020 external study encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $21 million pretax special charge recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2020 and 2019.

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2019. As a result of the 2019 review, AFG recorded an $18 million (net of reinsurance) pretax special charge to increase its property and casualty insurance segment’s asbestos reserves by $3 million (net of reinsurance) and its environmental reserves by $15 million (net of reinsurance). AFG also recorded an $11 million pretax special charge to increase the reserves of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2019 Form 10-K.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above, net adverse reserve development of $1 million in the third quarter of 2020 from the Neon exited lines and net adverse reserve development of $16 million in the third quarter of 2019 related to other business outside of the Specialty group that AFG no longer writes.

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

Catastrophe losses of $52 million in the third quarter of 2020 resulted primarily from Hurricanes Hanna, Laura and Sally, Tropical Storm Isaias, storms and tornadoes in multiple regions of the United States, and multiple wildfires in west coast states. Catastrophe losses of $22 million in the third quarter of 2019 resulted primarily from Hurricane Dorian and Tropical Storm Imelda.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $400 million in the third quarter of 2020 compared to $444 million for the third quarter of 2019, a decrease of $44 million (10%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 29.0% for the third quarter of 2020 compared to 30.9% for the third quarter of 2019, a decrease of 1.9 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2020		2019		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$124	21.8%	$124	21.4%	0.4%
Specialty casualty	155	27.8%	219	33.4%	(5.6%)
Specialty financial	80	51.7%	88	54.0%	(2.3%)
Other specialty	21	37.0%	13	34.5%	2.5%
Total specialty	380	28.3%	444	30.9%	(2.6%)
Neon exited lines	20		—
Aggregate	$400	29.0%	$444	30.9%	(1.9%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points in the third quarter of 2020 compared to the third quarter of 2019 reflecting the impact of lower premiums on the ratio in the transportation businesses in the third quarter of 2020 compared to the third quarter of 2019, partially offset by lower expenses associated with certain retirement benefits and lower travel expenses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 5.6 percentage points in the third quarter of 2020 compared to the third quarter of 2019 due to the runoff of Neon. Neon has a higher expense ratio than many of the other businesses in the Specialty casualty sub-segment. Excluding Neon exited lines, the underwriting expense ratio decreased 2.5 percentage points in the third quarter of 2020 compared to the third quarter of 2019 reflecting higher ceding commissions as a result of growth in the excess and surplus and excess liability businesses, lower expenses associated with certain retirement benefits and lower travel expenses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.3 percentage points in the third quarter of 2020 compared to the third quarter of 2019 reflecting the impact of higher premiums on the ratio in the fidelity and equipment leasing businesses, lower expenses associated with certain retirement benefits and lower travel expenses.

Property and Casualty Net Investment Income
Excluding the Neon exited lines, net investment income in AFG’s property and casualty insurance operations was $111 million in the third quarter of 2020 compared to $124 million in the third quarter of 2019, a decrease of $13 million (10%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2020	2019	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$83	$99	$(16)	(16%)
Alternative investments	28	25	3	12%
Total net investment income	$111	$124	$(13)	(10%)

Average invested assets (at amortized cost)	$11,764	$11,387	$377	3%

Yield (net investment income as a % of average invested assets)	3.77%	4.36%	(0.59%)

Tax equivalent yield (*)	3.92%	4.51%	(0.59%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The property and casualty insurance segment’s decrease in net investment income for the third quarter of 2020 compared to the third quarter of 2019 reflects the effect of lower short-term interest rates and lower dividend income, partially offset by the impact of growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.77% for the third quarter of 2020 compared to 4.36% for the third quarter of 2019, a decrease of 0.59 percentage points. The annualized yield earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 12.3% in the third quarter of 2020 compared to 13.7% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported net investment income of $1 million in the third quarter of 2020.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $9 million for both the third quarter of 2020 and the third quarter of 2019. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2020	2019
Other income	$—	$5
Other expenses
Amortization of intangibles	3	3
Other	6	8
Total other expenses	9	11
Other income and expenses, net	$(9)	$(6)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $3 million in other income and expenses, net during the third quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Segment — Results of Operations
AFG’s annuity operations contributed $78 million in GAAP pretax earnings in the third quarter of 2020 compared to $73 million in the third quarter of 2019, an increase of $5 million (7%) due primarily to the positive impact of strong stock market performance in the 2020 quarter, less of a negative impact from lower than expected interest rates on the accounting for FIAs in the 2020 quarter compared to the 2019 quarter and growth in the annuity business, partially offset by higher unlocking charges in the 2020 quarter. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions annually in the third quarter. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. AFG’s unlocking of the actuarial assumptions underlying its annuity operations resulted in a net charge of $46 million in the third quarter of 2020 compared to $1 million in the third quarter of 2019.

The following table details AFG’s GAAP and core earnings (loss) before income taxes from its annuity operations for the three months ended September 30, 2020 and 2019 (dollars in millions):

	Three months ended September 30,
	2020	2019	% Change
Revenues:
Net investment income	$464	$448	4%
Other income:
Guaranteed withdrawal benefit fees	18	17	6%
Policy charges and other miscellaneous income (a)	17	14	21%
Total revenues	499	479	4%

Costs and Expenses:
Annuity benefits (a)(b)	282	280	1%
Acquisition expenses (a)	64	64	—%
Other expenses	32	35	(9%)
Total costs and expenses	378	379	—%
Core earnings before income taxes	121	100	21%
Pretax non-core earnings (losses) (a)	(43)	(27)	59%
GAAP earnings (loss) before income taxes	$78	$73	7%
(a)As discussed under “Results of Operations — General,” unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). The impact of these items are shown aggregated as non-core annuity earnings (losses) and excluded from the income statement line items in the table above for the third quarter of 2020 and 2019, respectively:
•Policy charges and other miscellaneous income — $5 million unfavorable impact in 2020 and $1 million favorable in 2019.
•Annuity benefits — favorable impact of $69 million in 2020 and $26 million in 2019.
•Acquisition expenses — unfavorable impact on the amortization of deferred policy acquisition costs of $107 million in 2020 and $54 million in 2019.
(b)Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity core earnings before income taxes were $121 million in the third quarter of 2020 compared to $100 million in the third quarter of 2019, an increase of $21 million (21%), reflecting higher earnings from limited partnerships and similar investments and AFG-managed CLOs as well as growth in the business, higher investment income from the early redemption of certain fixed maturities, lower other expenses and a reduction in the cost of funds as a percentage of annuity benefits accumulated due to renewal actions taken by AFG. These favorable items, some of which may not recur, were offset by the impact of lower interest rates on investment income. The table below highlights the impact of unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Three months ended September 30,
	2020	2019	% Change
Core earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$121	$100	21%
Unlocking	(46)	(1)	4,500%
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(40)	(81)	(51%)
Accretion of guaranteed minimum FIA benefits	(107)	(104)	3%
Other annuity benefits	(9)	(12)	(25%)
Less cost of equity options	148	149	(1%)
Related impact on the amortization of deferred policy acquisition costs	11	22	(50%)
GAAP earnings before income taxes	$78	$73	7%

Annuity benefits consisted of the following (dollars in millions):

	Three months ended September 30,
	2020			2019			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$101	$—	$101	$101	$—	$101	—%
Accretion of guaranteed minimum FIA benefits	—	107	107	—	104	104	3%
Interest credited — fixed component of variable annuities	1	—	1	1	—	1	—%
Cost of equity options	148	(148)	—	149	(149)	—	—%
Other annuity benefits:
Amortization of sales inducements	2	—	2	3	—	3	(33%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	—	(9)	(9)	—	—	—	—%
Accretion of benefits and other	26	—	26	21	—	21	24%
Change in expected death and annuitization reserves and other	4	—	4	5	—	5	(20%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	18	18	—	12	12	50%
Unlocking	—	(77)	(77)	—	(74)	(74)	4%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	245	245	—	111	111	121%
Equity option mark-to-market	—	(205)	(205)	—	(30)	(30)	583%
Impact of derivatives related to FIAs	—	40	40	—	81	81	(51%)

Total annuity benefits	$282	$(69)	$213	$280	$(26)	$254	(16%)

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

	Three months ended September 30,
	2020	2019
Interest credited — fixed	$101	$101
Include cost of equity options	148	149
Cost of funds	249	250

Interest credited — fixed component of variable annuities	1	1
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	32	29
	282	280
Unlocking, changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates over or under option costs:
Unlocking	(77)	(74)
Impact of derivatives related to FIAs	40	81
Accretion of guaranteed minimum FIA benefits	107	104
Other annuity benefits — impact of the stock market and interest rates on FIAs	9	12
Less cost of equity options (included in cost of funds)	(148)	(149)
Total annuity benefits expense	$213	$254

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in the third quarter of 2020 and the third quarter of 2019.

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

	Three months ended September 30,
	2020	2019	% Change
Average fixed annuity investments (at amortized cost)	$40,859	$38,650	6%
Average fixed annuity benefits accumulated	41,158	38,946	6%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.52%	4.62%
Cost of funds	(2.42%)	(2.57%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.14%)	(0.12%)
Net interest spread	1.96%	1.93%

Policy charges and other miscellaneous income (*)	0.14%	0.12%
Acquisition expenses (*)	(0.61%)	(0.65%)
Other expenses	(0.30%)	(0.34%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	1.19%	1.06%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	0.04%	(0.27%)
Unlocking	(0.45%)	(0.01%)
Net spread earned on fixed annuities	0.78%	0.78%
(*)Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the third quarter of 2020 was $464 million compared to $448 million for the third quarter of 2019, an increase of $16 million (4%), reflecting higher earnings from partnerships and similar investments and growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.10 percentage points to 4.52% from 4.62% in the third quarter of 2020 compared to the third quarter of 2019. The decrease in the net investment yield between periods reflects lower short-term interest rates and the impact of the run-off of higher yielding investments, partially offset by the positive impact of higher earnings from partnerships and similar investments and AFG-managed CLOs and higher investment income from the early redemption of certain fixed maturities in the third quarter of 2020. AFG’s annuity segment recorded $46 million in earnings from partnerships and similar investments and AFG-managed CLOs in the third quarter of 2020 compared to $27 million in the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
third quarter of 2019, an increase of $19 million (70%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was 13.7% in the third quarter of 2020 compared to 9.5% in the prior year period.

Annuity Cost of Funds
Cost of funds for the third quarter of 2020 was $249 million compared to $250 million for the third quarter of 2019, a decrease of $1 million. This decrease reflects the impact of offering lower renewal crediting (index participation) rates on option costs, partially offset by growth in the annuity business. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.15 percentage points to 2.42% in the third quarter of 2020 from 2.57% in the third quarter of 2019 reflecting the impact of lower option costs as a percentage of fixed annuity benefits accumulated.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Three months ended September 30,
	2020	2019
Cost of equity options (FIAs)	$148	$149
Interest credited:
Traditional fixed annuities	64	62
Fixed component of fixed-indexed annuities	26	24
Immediate annuities	5	6
Pension risk transfer products	5	2
Federal Home Loan Bank advances	1	7
Total cost of funds	$249	$250

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of unlocking and the stock market and interest rates, for the third quarter of 2020 were $14 million compared to $12 million for the third quarter of 2019, an increase of $2 million (17%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.02% to 0.14% from 0.12% in the third quarter of 2020 compared to the third quarter of 2019. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended September 30,
	2020	2019
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$2	$3
Change in guaranteed withdrawal benefit reserve	26	21
Change in other benefit reserves	4	5
Other annuity benefits	32	29
Offset guaranteed withdrawal benefit fees	(18)	(17)
Other annuity benefits excluding the impact of the stock market and interest rates, net	14	12
Other annuity benefits — impact of the stock market and interest rates	9	12
Other annuity benefits, net	$23	$24

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $9 million in the third quarter of 2020 compared to an increase of $12 million in the third quarter of 2019. This $3 million (25%) decrease was the primary driver of the $1 million overall change in other annuity benefits, net of guaranteed withdrawal fees in the third quarter of 2020 compared to the third quarter of 2019.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in the third quarter of 2020 and 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Annuity Net Interest Spread
AFG’s net interest spread increased 0.03 percentage points to 1.96% from 1.93% in the third quarter of 2020 compared to the same period in 2019 due primarily to the impact of offering lower renewal crediting rates on option costs, partially offset by the impact of lower interest rates on investment income. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Excluding the $5 million unlocking charge in the third quarter of 2020 and the $1 million favorable impact of unlocking in the third quarter of 2019, annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and equity index call option proceeds received at maturity that are not passed to policyholders through index credits due to surrenders, were $17 million for the third quarter of 2020 and $14 million the third quarter of 2019, an increase of $3 million (21%). Excluding the impact of unlocking related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated increased 0.02 percentage points to 0.14% from 0.12% the third quarter of 2020 compared to the third quarter of 2019.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in the third quarter of 2020 and 2019.

Annuity Acquisition Expenses
In addition to the impact of unlocking, the following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Three months ended September 30,
	2020	2019
Annuity acquisition expenses before the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$64	$64
Unlocking	118	76
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates	(11)	(22)
Annuity acquisition expenses	$171	$118

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $64 million for both the third quarter of 2020 and the third quarter of 2019.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity and supplemental insurance acquisition expenses in the third quarter of 2020 and 2019. Unanticipated spread compression, decreases in the stock market, adverse mortality experience, and higher than expected lapse rates could lead to future write-offs of DPAC or present value of future profits on business in force of companies acquired (“PVFP”).

The negative impact of lower than anticipated interest rates in the third quarter of 2020 and 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. In the third quarter of 2020, this deceleration of the amortization of DPAC was partially offset by the impact of strong stock market performance.

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

	Three months ended September 30,
	2020	2019
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.61%	0.65%
Unlocking	1.15%	0.78%
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.11%)	(0.23%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	1.65%	1.20%

Annuity Other Expenses
Annuity other expenses were $32 million for the third quarter of 2020 compared to $35 million for the third quarter of 2019, a decrease of $3 million (9%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.04 percentage points to 0.30% for the third quarter of 2020 from 0.34% in the third quarter of 2019 due primarily to growth in the annuity business.

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

	Three months ended September 30,
	2020	2019	% Change
Change in the fair value of derivatives related to FIAs	$(40)	$(81)	(51%)
Accretion of guaranteed minimum FIA benefits	(107)	(104)	3%
Other annuity benefits	(9)	(12)	(25%)
Less cost of equity options	148	149	(1%)
Related impact on the amortization of DPAC	11	22	(50%)
Impact on annuity segment earnings before income taxes	$3	$(26)	(112%)

During the third quarter of 2020, the positive impact of strong stock market performance, partially offset by the impact of lower than anticipated interest rates increased earnings before income taxes for the annuity segment by $3 million compared to the $26 million negative impact of significantly lower than anticipated interest rates on annuity earnings before income taxes for the third quarter of 2019, a change of $29 million (112%). As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense reduction of 0.04% in the third quarter of 2020 compared to a net expense of 0.27% in the third quarter of 2019.

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

	Three months ended September 30,
	2020	2019	% Change
Changes in the stock market, including volatility	$19	$4	375%
Changes in interest rates higher (lower) than expected	(17)	(30)	(43%)
Other	1	—	—%
Impact on annuity segment earnings before income taxes	$3	$(26)	(112%)

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities in the third quarter of 2020 and the third quarter of 2019.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs increased 0.13 percentage points to 1.19% in the third quarter of 2020 from 1.06% in the third quarter of 2019 reflecting a 0.03 percentage points increase in AFG’s net interest spread discussed above and growth in the annuity business. AFG’s overall net spread earned on fixed annuities was 0.78% in both the third quarter of 2020 and the third quarter of 2019 reflecting the increase in AFG’s net interest spread in the third quarter of 2020 compared to the third quarter of 2019 and the impact of growth in the annuity business, higher other income, lower other expenses and the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above offset by the impact of unlocking discussed below under “Annuity Unlocking.”

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended September 30, 2020 and 2019 (in millions):

	Three months ended September 30,
	2020	2019
Beginning fixed annuity reserves	$40,942	$38,680
Fixed annuity premiums (receipts)	868	1,072
Federal Home Loan Bank advances and repayments	—	—
Surrenders, benefits and other withdrawals	(844)	(808)
Interest and other annuity benefit expenses:
Cost of funds	249	250
Embedded derivative mark-to-market	245	111
Change in other benefit reserves	(13)	(18)
Unlocking	(73)	(75)
Ending fixed annuity reserves	$41,374	$39,212

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$41,374	$39,212
Impact of unrealized investment related gains	394	269
Fixed component of variable annuities	164	170
Annuity benefits accumulated per balance sheet	$41,932	$39,651

Annuity benefits accumulated includes a liability of $801 million at September 30, 2020 and $611 million at September 30, 2019 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates.

Statutory Annuity Premiums
AFG’s annuity operations generated gross statutory premiums of $871 million in the third quarter of 2020 compared to $1.08 billion in the third quarter of 2019, a decrease of $206 million (19%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended September 30,
	2020	2019	% Change
Financial institutions single premium annuities — indexed	$332	$325	2%
Financial institutions single premium annuities — fixed	141	302	(53%)
Retail single premium annuities — indexed	134	198	(32%)
Retail single premium annuities — fixed	17	30	(43%)
Broker dealer single premium annuities — indexed	109	134	(19%)
Broker dealer single premium annuities — fixed	3	9	(67%)
Pension risk transfer	99	39	154%
Education market — fixed and indexed annuities	33	35	(6%)
Total fixed annuity premiums	868	1,072	(19%)
Variable annuities	3	5	(40%)
Total gross fixed annuity premiums	871	1,077	(19%)
Ceded premiums	(168)	—	—%
Total net annuity premiums	$703	$1,077	(35%)

Management attributes the 19% decrease in total gross fixed annuity premiums in the third quarter of 2020 compared to the third quarter of 2019 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019 and 2020, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2019 levels. In addition, many of the restrictions from the COVID-19 pandemic impact the ability of agents to

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
conduct business in the same manner as usual. As a result, management expects annuity premiums to be negatively impacted during the remainder of 2020.

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

The unlocking of the major actuarial assumptions underlying AFG’s annuity operations resulted in net charges related to its annuity business of $46 million and $1 million in the third quarter of 2020 and 2019, respectively, which impacted AFG’s financial statements as follows (in millions):

	Three months ended September 30,
	2020	2019
Policy charges and other miscellaneous income:
Unearned revenue	$(5)	$1
Total revenues	(5)	1
Annuity benefits:
Fixed-indexed annuities embedded derivative	(240)	(181)
Guaranteed withdrawal benefit reserve	107	102
Other reserves	60	4
Sales inducements asset	(4)	1
Total annuity benefits	(77)	(74)
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	118	76
Total costs and expenses	41	2
Net charge	$(46)	$(1)

The net charge from unlocking annuity assumptions in the third quarter of 2020 is due primarily to the unfavorable impact related to lower expected future investment income resulting from a decrease to the long-term interest rate assumptions and the unfavorable impact related to changes in assumed persistency outside the surrender period on policies without guaranteed withdrawal benefits, partially offset by the favorable impact of lowering projected FIA option costs, including anticipated renewal rate actions. For the 2020 unlocking, reinvestment rate assumptions are based primarily on the expectation that the 7-year U.S. Treasury rate will increase to 2.45% and the 10-year U.S. Treasury rate will increase to 2.75% over time. For the unlocking in the third quarter of 2020, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.08% in 2021, grading up ratably to an ultimate net reinvestment rate of 4.58% in 2031 and beyond.

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
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended September 30, 2020 and 2019 (in millions):

	Three months ended September 30,
	2020	2019
Earnings on fixed annuity benefits accumulated	$79	$76
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	(3)
Variable annuity earnings	2	—
Earnings before income taxes	$78	$73
(*)Net investment income (as a % of investments) of 4.52% and 4.62% for the three months ended September 30, 2020 and 2019, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $77 million in the third quarter of 2020 compared to $50 million in the third quarter of 2019, an increase of $27 million (54%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $52 million in the third quarter of 2020 compared to $39 million in the third quarter of 2019, an increase of $13 million (33%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the three months ended September 30, 2020 and 2019 (dollars in millions):

	Three months ended September 30,
	2020	2019	% Change
Revenues:
Life, accident and health net earned premiums	$5	$6	(17%)
Net investment income	9	11	(18%)
Other income — P&C fees	17	17	—%
Reclassify annuity segment option gains	(10)	(4)	150%
Other income	6	6	—%
Total revenues	27	36	(25%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	6	6	—%
Annuity — annuity benefits	(10)	(4)	150%
Life, accident and health benefits (a)	11	9	22%
Life, accident and health acquisition expenses	1	2	(50%)
Other expense — expenses associated with P&C fees	11	11	—%
Other expenses (b)	36	34	6%
Costs and expenses, excluding interest charges on borrowed money	55	58	(5%)
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(28)	(22)	27%
Interest charges on borrowed money	24	17	41%
Core loss before income taxes, excluding realized gains and losses	(52)	(39)	33%
Pretax non-core special A&E charges	(21)	(11)	91%
Pretax non-core long-term care loss recognition charge	(4)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(77)	$(50)	54%
(a)Excludes pretax non-core long-term care loss recognition charge of $4 million in the third quarter of 2020.
(b)Excludes pretax non-core special A&E charges of $21 million and $11 million in the third quarter of 2020 and 2019, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $5 million and related benefits and acquisition expenses of $12 million in the third quarter of 2020 (excluding the loss recognition charge discussed below) compared to net earned premiums of $6 million and related benefits and acquisition expenses of $11 million in the third quarter of 2019.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $9 million in the third quarter of 2020 compared to $11 million in the third quarter of 2019, a decrease of $2 million (18%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $2 million in the third quarter of 2020 compared to an increase in value of $3 million in the third quarter of 2019.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2020 and the third quarter of 2019, AFG collected $17 million in fees for these services. Management views this fee income, net of the $11 million in both the third quarter of 2020 and the third quarter of 2019, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Annuity Segment Option Gains
As discussed under “Annuity Segment — Results of Operations,” AFG purchases and sells equity index options to mitigate the risk in the index-based component of its FIAs. In evaluating the performance of the annuity business, management views the cost of the equity options as a better measurement of the true expenses of the Annuity segment as compared to the GAAP accounting for these options as derivatives because any proceeds at expiration from the options generally are passed to policyholders through index credits. On occasion, policyholders surrender their annuity prior to receiving the index credit, which results in any option exercise proceeds being retained by AFG. For internal management reporting, AFG views these “option gains” as miscellaneous (other) income rather than as a component of annuity benefits expense. Consistent with internal management reporting, these option gains are reclassified from annuity benefits to other income in AFG’s segmented results. In the third quarter of 2020 and 2019, AFG had $10 million and $4 million, respectively, in such option gains.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in the third quarter of 2020 and $4 million in the third quarter of 2019, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity segments of $3 million and $2 million in third quarter of 2020 and the third quarter of 2019, respectively.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $36 million in the third quarter of 2020 compared to $34 million in the third quarter of 2019, an increase of $2 million (6%), reflecting higher charitable contributions in the third quarter of 2020 compared to the 2019 quarter.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $24 million in the third quarter of 2020 compared to $17 million in the third quarter of 2019, an increase of $7 million (41%), reflecting higher average indebtedness. The following table details the principal amount of AFG’s long-term debt balances as of September 30, 2020 compared to September 30, 2019 (dollars in millions):

	September 30, 2020	September 30, 2019
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.25% Senior Notes due April 2030	300	—
5.125% Subordinated Debentures due December 2059	200	—
4.50% Subordinated Debentures due September 2060	200	—
6% Subordinated Debentures due November 2055	150	150
5.625% Subordinated Debentures due June 2060	150	—
5.875% Subordinated Debentures due March 2059	125	125
6-1/4% Subordinated Debentures due September 2054	—	150
Other	3	3
Total principal amount of Holding Company Debt	$2,143	$1,443

Weighted Average Interest Rate	4.7%	4.7%

The increase in interest expense for the third quarter of 2020 as compared to the third quarter of 2019 reflects the following financial transactions completed by AFG between June 30, 2019 and September 30, 2020:
•Issued $200 million of 5.125% Subordinated Debentures in December 2019
•Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020

Holding Company and Other — Special A&E Charges
As a result of the 2020 comprehensive external study and the 2019 in-depth internal review of A&E exposures discussed under “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development,” AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded pretax special charges of $21 million in the third quarter of 2020 and $11 million in the third quarter of 2019 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in both periods were due primarily to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation and an increase in estimated ongoing operation and maintenance costs. In the third quarter of 2019, AFG also increased its reserve for asbestos and toxic substance exposures arising out of these operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Long-Term Care Loss Recognition Charge
The $4 million pretax loss recognition charge in the third quarter of 2020 was due primarily to the unfavorable impact related to lower expected future investment income resulting from a decrease in the long-term interest rate assumptions.

Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net gains of $45 million in the third quarter of 2020 compared to net losses of $18 million in the third quarter of 2019, a change of $63 million (350%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2020	2019
Realized gains (losses) before impairments:
Disposals	$19	$6
Change in the fair value of equity securities	30	(15)
Change in the fair value of derivatives	(5)	2
Adjustments to annuity deferred policy acquisition costs and related items	(1)	(2)
	43	(9)
Change in allowance for impairments:
Securities	3	(14)
Adjustments to annuity deferred policy acquisition costs and related items	(1)	5
	2	(9)
Realized gains (losses) on securities	$45	$(18)

The $30 million net realized gain from the change in the fair value of equity securities in the third quarter of 2020 includes gains of $16 million on investments in media companies, $11 million on investments in banks and financing companies, and $3 million on real estate investment trusts. These gains were partially offset by losses of $10 million on investments in natural gas companies and $6 million on investments in energy companies. The $15 million net realized loss from the change in the fair value of equity securities in the third quarter of 2019 includes losses of $20 million on investments in energy companies and losses of $13 million on investments in media companies. These losses were partially offset by gains of $10 million on investments in banks and financing companies and $9 million on investments in real estate investment trusts.

The $3 million reduction of previously recognized expected credit losses in the third quarter of 2020 includes $4 million in income related to corporate bonds and other fixed maturities and $1 million in expense related to structured securities. The $14 million impairment charge in the third quarter of 2019 include $13 million in charges on third-party collateralized loan obligations.

Consolidated Realized Gains (Losses) on Subsidiaries
On September 28, 2020, AFG announced that it has reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. AFG recorded a $30 million loss in the third quarter of 2020 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Consolidated Income Taxes
AFG’s consolidated provision (credit) for income taxes was a credit of $30 million for the third quarter of 2020 compared to a provision of $34 million for the third quarter of 2019, a change of $64 million (188%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $4 million for the third quarter of 2019, reflecting losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Segmented Statement of Earnings
AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2020 and 2019 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (c)	GAAP Total
Nine months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$3,600	$—	$—	$—	$3,600	$—	$174	$3,774
Net investment income	282	1,270	21	16	1,589	—	(5)	1,584
Realized gains (losses) on:
Securities	—	—	—	—	—	(302)	—	(302)
Subsidiaries	—	—	—	—	—	—	(30)	(30)
Income (loss) of MIEs:
Investment income	—	—	154	—	154	—	—	154
Gain (loss) on change in fair value of assets/liabilities	—	—	(47)	—	(47)	—	—	(47)
Other income	8	100	(11)	61	158	(5)	—	153
Total revenues	3,890	1,370	117	77	5,454	(307)	139	5,286

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,228	—	—	—	2,228	47	166	2,441
Commissions and other underwriting expenses	1,129	—	—	16	1,145	—	90	1,235
Annuity benefits	—	843	—	(23)	820	85	—	905
Annuity and supplemental insurance acquisition expenses	—	197	—	3	200	50	—	250
Interest charges on borrowed money	—	—	—	64	64	—	—	64
Expenses of MIEs	—	—	117	—	117	—	—	117
Other expenses	31	100	—	149	280	25	5	310
Total costs and expenses	3,388	1,140	117	209	4,854	207	261	5,322
Earnings (loss) before income taxes	502	230	—	(132)	600	(514)	(122)	(36)
Provision (credit) for income taxes	106	44	—	(33)	117	(107)	(73)	(63)
Net earnings (loss), including noncontrolling interests	396	186	—	(99)	483	(407)	(49)	27
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Core Net Operating Earnings (Loss)	396	186	—	(99)	483
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(239)	(239)	239	—	—
Annuity non-core earnings (losses), net of tax (b)	—	(111)	—	—	(111)	111	—	—
Neon exited lines (c)	(36)	—	—	—	(36)	—	36	—
Special A&E charges, net of tax	(37)	—	—	(17)	(54)	54	—	—
Other, net of tax	—	—	—	(3)	(3)	3	—	—
Net Earnings (Loss) Attributable to Shareholders	$323	$75	$—	$(358)	$40	$—	$—	$40

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2019
Revenues:
Property and casualty insurance net earned premiums	$3,815	$—	$—	$—	$3,815	$—	$3,815
Net investment income	352	1,334	(11)	35	1,710	—	1,710
Realized gains (losses) on securities	—	—	—	—	—	222	222
Income (loss) of MIEs:
Investment income	—	—	206	—	206	—	206
Gain (loss) on change in fair value of assets/liabilities	—	—	(16)	—	(16)	—	(16)
Other income	10	89	(11)	81	169	1	170
Total revenues	4,177	1,423	168	116	5,884	223	6,107

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,341	—	—	—	2,341	18	2,359
Commissions and other underwriting expenses	1,256	—	—	19	1,275	—	1,275
Annuity benefits	—	867	—	(8)	859	41	900
Annuity and supplemental insurance acquisition expenses	—	157	—	4	161	20	181
Interest charges on borrowed money	—	—	—	50	50	—	50
Expenses of MIEs	—	—	168	—	168	—	168
Other expenses	34	105	—	175	314	11	325
Total costs and expenses	3,631	1,129	168	240	5,168	90	5,258
Earnings (loss) before income taxes	546	294	—	(124)	716	133	849
Provision (credit) for income taxes	111	59	—	(27)	143	28	171
Net earnings (loss), including noncontrolling interests	435	235	—	(97)	573	105	678
Less: Net earnings (loss) attributable to noncontrolling interests	(8)	—	—	—	(8)	—	(8)
Core Net Operating Earnings (Loss)	443	235	—	(97)	581
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	176	176	(176)	—
Annuity non-core earnings (losses), net of tax (b)	—	(48)	—	—	(48)	48	—
Special A&E charges, net of tax	(14)	—	—	(9)	(23)	23	—
Net Earnings (Loss) Attributable to Shareholders	$429	$187	$—	$70	$686	$—	$686
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

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $333 million in GAAP pretax earnings in the first nine months of 2020 compared to $528 million in the first nine months of 2019, a decrease of $195 million (37%). Property and casualty core pretax earnings were $502 million in the first nine months of 2020 compared to $546 million in the first nine months of 2019, a decrease of $44 million (8%). The decrease in GAAP and core pretax earnings reflects lower net investment income in the first nine months of 2020 compared to the same period in 2019 due primarily to the impact of financial market disruption on earnings (losses) from partnerships and similar investments and AFG-managed CLOs. The decrease in GAAP pretax earnings also reflects pretax non-core special A&E charges of $47 million in the first nine months of 2020 compared $18 million in the first nine months of 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2020 and 2019 (dollars in millions):

	Nine months ended September 30,
	2020	2019	% Change
Gross written premiums	$5,288	$5,550	(5%)
Reinsurance premiums ceded	(1,512)	(1,521)	(1%)
Net written premiums	3,776	4,029	(6%)
Change in unearned premiums	(176)	(214)	(18%)
Net earned premiums	3,600	3,815	(6%)
Loss and loss adjustment expenses (a)	2,228	2,341	(5%)
Commissions and other underwriting expenses	1,129	1,256	(10%)
Core underwriting gain	243	218	11%

Net investment income	282	352	(20%)
Other income and expenses, net	(23)	(24)	(4%)
Core earnings before income taxes	502	546	(8%)
Pretax non-core special A&E charges	(47)	(18)	161%
Pretax non-core Neon exited lines (b)	(122)	—	—%
GAAP earnings before income taxes and noncontrolling interests	$333	$528	(37%)
(a)   Excludes pretax non-core special A&E charges of $47 million and $18 million in the third quarter of 2020 and 2019, respectively.
(b)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are being treated as non-core earnings (losses) prospectively beginning in 2020. Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the nine months ended September 30, 2020 (in millions):

	Nine months ended September 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$5,288	$78	$5,366
Reinsurance premiums ceded	(1,512)	(70)	(1,582)
Net written premiums	3,776	8	3,784
Change in unearned premiums	(176)	166	(10)
Net earned premiums	3,600	174	3,774
Loss and loss adjustment expenses	2,228	166	2,394
Commissions and other underwriting expenses	1,129	90	1,219
Underwriting gain (loss)	243	(82)	161

Net investment income	282	(5)	277
Loss on sale of subsidiaries	—	(30)	(30)
Other income and expenses, net	(23)	(5)	(28)
Earnings (loss) before income taxes and noncontrolling interests	502	(122)	380
Pretax non-core special A&E charges	(47)	—	(47)
GAAP earnings (loss) before income taxes and noncontrolling interests	$455	$(122)	$333

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Nine months ended September 30,
	2020	2019	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.8%	60.9%	0.9%
Underwriting expense ratio	31.4%	32.9%	(1.5%)
Combined ratio	93.2%	93.8%	(0.6%)

Aggregate — including exited lines
Loss and LAE ratio	64.7%	61.8%	2.9%
Underwriting expense ratio	32.3%	32.9%	(0.6%)
Combined ratio	97.0%	94.7%	2.3%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $5.37 billion for the first nine months of 2020 compared to $5.55 billion for the first nine months of 2019, a decrease of $184 million (3%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2020		2019
	GWP	%	GWP	%	% Change
Property and transportation	$2,166	40%	$2,131	38%	2%
Specialty casualty	2,579	48%	2,839	51%	(9%)
Specialty financial	543	11%	580	11%	(6%)
Total specialty	5,288	99%	5,550	100%	(5%)
Neon exited lines	78	1%	—	—%	—%
Aggregate	$5,366	100%	$5,550	100%	(3%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for the first nine months of 2020 compared to 27% of gross written premiums for the first nine months of 2019, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2020		2019		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(719)	33%	$(704)	33%	—%
Specialty casualty	(840)	33%	(807)	28%	5%
Specialty financial	(102)	19%	(119)	21%	(2%)
Other specialty	149		109
Total specialty	(1,512)	29%	(1,521)	27%	2%
Neon exited lines	(70)	90%	—	—%	90%
Aggregate	$(1,582)	29%	$(1,521)	27%	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.78 billion for the first nine months of 2020 compared to $4.03 billion for the first nine months of 2019, a decrease of $245 million (6%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2020		2019
	NWP	%	NWP	%	% Change
Property and transportation	$1,447	38%	$1,427	35%	1%
Specialty casualty	1,739	46%	2,032	50%	(14%)
Specialty financial	441	12%	461	11%	(4%)
Other specialty	149	4%	109	4%	37%
Total specialty	3,776	100%	4,029	100%	(6%)
Neon exited lines	8	—%	—	—%	—%
Aggregate	$3,784	100%	$4,029	100%	(6%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.77 billion for the first nine months of 2020 compared to $3.82 billion for the first nine months of 2019, a decrease of $41 million (1%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2020		2019
	NEP	%	NEP	%	% Change
Property and transportation	$1,350	36%	$1,323	35%	2%
Specialty casualty	1,663	44%	1,921	50%	(13%)
Specialty financial	455	12%	458	12%	(1%)
Other specialty	132	3%	113	3%	17%
Total specialty	3,600	95%	3,815	100%	(6%)
Neon exited lines	174	5%	—	—%	—%
Aggregate	$3,774	100%	$3,815	100%	(1%)

The $184 million (3%) decrease in gross written premiums for the first nine months of 2020 compared to the first nine months of 2019 reflects a decrease in the Specialty casualty and Specialty financial sub-segments, partially offset by an increase in the Specialty property and transportation sub-segment. Overall average renewal rates increased approximately 11% in the first nine months of 2020. Excluding the workers’ compensation business, renewal pricing increased approximately 14%.

Property and transportation Gross written premiums increased $35 million (2%) in the first nine months of 2020 when compared to the first nine months of 2019, due primarily to growth and new business opportunities in the property and inland marine and ocean marine businesses, partially offset by the return of premiums and reduced exposures as a result of the COVID-19 pandemic in the transportation businesses. Average renewal rates increased approximately 6% for this group in the first nine months of 2020. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the first nine months of 2020 and the first nine months of 2019.

Specialty casualty Gross written premiums decreased $260 million (9%) in the first nine months of 2020 compared to the first nine months of 2019 due primarily to the run-off of Neon. Excluding the $429 million in gross written premiums from the Neon exited lines in the first nine months of 2019, gross written premiums increased 7% in the first nine months of 2020 compared to the first nine months of 2019. This increase reflects growth in the excess and surplus, excess liability targeted markets and executive liability businesses, primarily the result of significant renewal rate increases, new business opportunities and higher retentions on renewal business. This growth was partially offset by lower premiums due to reduced exposures in the workers’ compensation businesses as a result of the COVID-19 pandemic. Average renewal rates increased approximately 13% for this group in the first nine months of 2020. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 22%. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in the first nine months of 2020 compared to the first nine months of 2019, reflecting growth in the excess and surplus and public sector businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Gross written premiums decreased $37 million (6%) in the first nine months of 2020 compared to the first nine months of 2019 due primarily to lower premiums from the impact of various state regulations regarding policy cancellations and the placement of forced coverage in the financial institutions business, partially offset by higher premiums in the fidelity business. Average renewal rates for this group increased approximately 7% in the first nine months of 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the first nine months of 2020 compared to the first nine months of 2019, reflecting lower cessions in the financial institutions business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $40 million (37%) in the first nine months of 2020 compared to the first nine months of 2019, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019
Property and transportation
Loss and LAE ratio	65.1%	68.3%	(3.2%)
Underwriting expense ratio	27.0%	25.5%	1.5%
Combined ratio	92.1%	93.8%	(1.7%)
Underwriting profit				$107	$81

Specialty casualty
Loss and LAE ratio	63.7%	61.6%	2.1%
Underwriting expense ratio	28.4%	32.9%	(4.5%)
Combined ratio	92.1%	94.5%	(2.4%)
Underwriting profit				$132	$106

Specialty financial
Loss and LAE ratio	40.8%	33.3%	7.5%
Underwriting expense ratio	52.7%	53.5%	(0.8%)
Combined ratio	93.5%	86.8%	6.7%
Underwriting profit				$30	$60

Total Specialty
Loss and LAE ratio	61.8%	60.9%	0.9%
Underwriting expense ratio	31.4%	32.9%	(1.5%)
Combined ratio	93.2%	93.8%	(0.6%)
Underwriting profit				$247	$236

Aggregate — including exited lines
Loss and LAE ratio	64.7%	61.8%	2.9%
Underwriting expense ratio	32.3%	32.9%	(0.6%)
Combined ratio	97.0%	94.7%	2.3%
Underwriting profit				$114	$200

The Specialty property and casualty insurance operations generated an underwriting profit of $247 million for the first nine months of 2020 compared to $236 million for the first nine months of 2019, an increase of $11 million (5%). The higher underwriting profit in the first nine months of 2020 reflects higher underwriting profits in the Property and transportation and Specialty casualty sub-segments, partially offset by lower underwriting profit in the Specialty financial sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $95 million in COVID-19 related losses (2.6 points on the combined ratio) in the first nine months of 2020. Catastrophe losses were $71 million (2.0 points

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
on the combined ratio) and related net reinstatement premiums were $5 million in the first nine months of 2020 compared to $46 million (1.2 points) in the first nine months of 2019.

Property and transportation Underwriting profit for this group was $107 million for the first nine months of 2020 compared to $81 million for the first nine months of 2019, an increase of $26 million (32%). This increase reflects higher favorable prior year reserve development in the transportation businesses and higher underwriting profitability in the non-crop agricultural businesses and Singapore branch, partially offset by lower underwriting profit in the crop business. COVID-19 related losses for this group were $7 million (0.5 points on the combined ratio) in the first nine months of 2020. Catastrophe losses were $41 million (3.0 points on the combined ratio) in the first nine months of 2020 compared to $25 million (1.9 points) in the first nine months of 2019.

Specialty casualty Underwriting profit for this group was $132 million for the first nine months of 2020 compared to $106 million for the first nine months of 2019, an increase of $26 million (25%). This increase reflects higher year-over-year underwriting profitability in the excess surplus and excess liability businesses and the impact of $33 million of underwriting losses at Neon in the first nine months of 2019, partially offset by higher adverse reserve development in the general liability business and lower year-over-year underwriting profits in the targeted markets and workers’ compensation businesses. COVID-19 related losses were $58 million (3.5 points on the combined ratio) in the first nine months of 2020, primarily in the workers’ compensation and executive liability businesses. Catastrophe losses were $9 million (0.6 points on the combined ratio) and related reinstatement premiums were $5 million in the first nine months of 2020 compared to catastrophe losses of $12 million (0.6 points) in the first nine months of 2019.

Specialty financial Underwriting profit for this group was $30 million for the first nine months of 2020 compared to $60 million for the first nine months of 2019, a decrease of $30 million (50%). This decrease reflects lower underwriting profitability in the trade credit, surety and innovative markets businesses. COVID-19 related losses were $29 million (6.4 points on the combined ratio) in the first nine months of 2020 primarily related to trade credit insurance. Catastrophe losses were $19 million (4.3 points on the combined ratio) in the first nine months of 2020 compared to $8 million (1.8 points) in the first nine months of 2019.

Other specialty This group reported an underwriting loss of $22 million for the first nine months of 2020 compared to $11 million in the first nine months of 2019, an increase of $11 million (100%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first nine months of 2020 compared to the first nine months of 2019.

Aggregate See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2020 and 2019 for a discussion of the $47 million and $18 million pretax non-core special A&E charges recorded in the third quarter of 2020 and 2019, respectively. Aggregate underwriting results for AFG’s property and casualty insurance segment also include an underwriting loss of $82 million at Neon in the first nine months of 2020, due primarily to losses related to the COVID-19 pandemic, catastrophe losses and several large claims. AFG also recorded adverse prior year reserve development of $4 million and $18 million in the first nine months of 2020 and 2019, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.7% for the first nine months of 2020 compared to 61.8% for the first nine months of 2019, an increase of 2.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2020	2019	2020	2019	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$909	$929	67.4%	70.1%	(2.7%)
Prior accident years development	(78)	(49)	(5.8%)	(3.7%)	(2.1%)
COVID-19 related losses	7	—	0.5%	—%	0.5%
Current year catastrophe losses	41	25	3.0%	1.9%	1.1%
Property and transportation losses and LAE and ratio	$879	$905	65.1%	68.3%	(3.2%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$1,083	$1,235	65.1%	64.2%	0.9%
Prior accident years development	(91)	(63)	(5.5%)	(3.2%)	(2.3%)
COVID-19 related losses	58	—	3.5%	—%	3.5%
Current year catastrophe losses	9	12	0.6%	0.6%	—%
Specialty casualty losses and LAE and ratio	$1,059	$1,184	63.7%	61.6%	2.1%

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$160	$168	34.9%	36.8%	(1.9%)
Prior accident years development	(22)	(24)	(4.8%)	(5.3%)	0.5%
COVID-19 related losses	29	—	6.4%	—%	6.4%
Current year catastrophe losses	19	8	4.3%	1.8%	2.5%
Specialty financial losses and LAE and ratio	$186	$152	40.8%	33.3%	7.5%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$2,239	$2,411	62.2%	63.2%	(1.0%)
Prior accident years development	(181)	(134)	(5.0%)	(3.5%)	(1.5%)
COVID-19 related losses	95	—	2.6%	—%	2.6%
Current year catastrophe losses	71	46	2.0%	1.2%	0.8%
Total Specialty losses and LAE and ratio	$2,224	$2,323	61.8%	60.9%	0.9%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$2,358	$2,411	62.5%	63.2%	(0.7%)
Prior accident years development	(119)	(98)	(3.1%)	(2.6%)	(0.5%)
COVID-19 related losses	115	—	3.0%	—%	3.0%
Current year catastrophe losses	87	46	2.3%	1.2%	1.1%
Aggregate losses and LAE and ratio	$2,441	$2,359	64.7%	61.8%	2.9%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.2% for the first nine months of 2020 compared to 63.2% for the first nine months of 2019, an improvement of 1.0 percentage points.

Property and transportation   The 2.7 percentage point improvement in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio in the transportation businesses, due primarily to rate increases and lower claim frequency in the first nine months of 2020, and lower loss and LAE ratios in non-crop agricultural businesses and the Singapore branch in the first nine months of 2020 compared to the first nine months of 2019.

Specialty casualty   The 0.9 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects the impact of the Neon exited lines in the first nine months of 2019, which has a lower loss and LAE ratio than many of the other businesses in the Specialty casualty group. Excluding the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
impact of the Neon exited lines, the loss and LAE ratio for the current year, excluding catastrophe losses decreased 0.3 percentage points in the first nine months of 2020 compared to the first nine months of 2019.

Specialty financial   The 1.9 percentage point improvement in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business in the first nine months of 2020 compared to the first nine months of 2019, partially offset by an increase in the loss and LAE ratio of the fidelity business in the first nine months of 2020 compared to the first nine months of 2019.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $181 million in the first nine months of 2020 compared to $134 million in the first nine months of 2019, an increase of $47 million (35%).

Property and transportation Net favorable reserve development of $78 million in the first nine months of 2020 reflects lower than expected claim frequency and severity in the agricultural businesses and lower than anticipated claim frequency and severity in the transportation businesses. Net favorable reserve development of $49 million in the first nine months of 2019 reflects lower than expected claim frequency and severity in the transportation businesses and lower than expected losses in the crop business.

Specialty casualty Net favorable reserve development of $91 million in the first nine months of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business, partially offset by higher than expected claim frequency in general liability contractor claims and higher than expected claim frequency and severity in the excess and surplus businesses. Net favorable reserve development of $63 million in the first nine months of 2019 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses and higher than expected claim frequency in general liability contractor claims.

Specialty financial Net favorable reserve development of $22 million in the first nine months of 2020 reflects lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial institutions, fidelity and surety businesses. Net favorable reserve development of $24 million in the first nine months of 2019 reflects lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $10 million in the first nine months of 2020 and $2 million in the first nine months of 2019, which includes adverse development of $14 million and $6 million in the first nine months of 2020 and the first nine months of 2019, respectively, associated with AFG’s internal reinsurance program. Both periods include the amortization of the deferred gain on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Special asbestos and environmental reserve charges See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2020 and 2019 for a discussion of the $47 million and $18 million special charges recorded in the third quarter of 2020 and 2019, respectively.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above, net adverse reserve development of $11 million from the Neon exited lines in the first nine months of 2020 and net adverse reserve development of $4 million and $18 million in the first nine months of 2020 and the first nine months of 2019, respectively, related to business outside the Specialty group that AFG no longer writes.

Covid-19 related losses
Underwriting results for AFG’s Specialty property and casualty insurance operations for the first nine months of 2020 included $95 million in COVID-19 related losses. Given the uncertainties surrounding the ultimate number or scope of claims relating to the pandemic, these charges, approximately 80% of which establish reserves for claims that have been incurred but not reported, represent the Company’s current best estimate of losses from the pandemic and related economic disruption incurred through September 30, 2020. Approximately 70% of AFG’s COVID-19 related losses were

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
reported in the workers’ compensation, executive liability and trade credit businesses, with the remainder spread across numerous other businesses.

In addition, underwriting results for the Neon exited lines includes $19 million of COVID-19 related losses in the first nine months of 2020.

Catastrophe losses
Catastrophe losses of $87 million in the first nine months of 2020 resulted primarily from Hurricanes Hanna, Laura and Sally, Tropical Storm Isaias, storms and tornadoes in multiple regions of the United States, multiple wildfires in west coast states, and $4 million related to civil unrest. Catastrophe losses of $46 million in the first nine months of 2019 resulted primarily from storms and tornadoes in multiple regions of the United States, Hurricane Dorian and Tropical Storm Imelda.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.22 billion in the first nine months of 2020 compared to $1.26 billion for the first nine months of 2019, a decrease of $37 million (3%). AFG’s underwriting expense ratio was 32.3% for the first nine months of 2020 compared to 32.9% for the first nine months of 2019, a decrease of 0.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2020		2019		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$364	27.0%	$337	25.5%	1.5%
Specialty casualty	472	28.4%	631	32.9%	(4.5%)
Specialty financial	239	52.7%	246	53.5%	(0.8%)
Other specialty	54	39.1%	42	37.5%	1.6%
Total Specialty	1,129	31.4%	1,256	32.9%	(1.5%)
Neon exited lines	90		—
Aggregate	$1,219	32.3%	$1,256	32.9%	(0.6%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.5 percentage points in the first nine months of 2020 compared to the first nine months of 2019, reflecting lower profitability-based ceding commissions received from reinsurers in the crop business in the first nine months of 2020 compared to the first nine months of 2019, partially offset by lower travel expenses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.5 percentage points in the first nine months of 2020 compared to the first nine months of 2019, due to the run-off of Neon. Neon has a higher expense ratio than many of the other businesses in the Specialty casualty sub-segment. Excluding the Neon exited lines, the underwriting expense ratio decreased 1.7 percentage points in the first nine months of 2020 compared to the first nine months of 2019 reflecting higher ceding commissions as a result of growth in the excess and surplus business and lower travel expenses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.8 percentage points in the first nine months of 2020 compared to the first nine months of 2019 reflecting lower travel expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Excluding the Neon exited lines, net investment income in AFG’s property and casualty insurance operations was $282 million in the first nine months of 2020 compared to $352 million in the first nine months of 2019, a decrease of $70 million (20%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2020	2019	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$264	$296	$(32)	(11%)
Alternative investments	18	56	(38)	(68%)
Total net investment income	$282	$352	$(70)	(20%)

Average invested assets (at amortized cost)	$11,611	$11,192	$419	4%

Yield (net investment income as a % of average invested assets)	3.24%	4.19%	(0.95%)

Tax equivalent yield (*)	3.37%	4.36%	(0.99%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s decrease in net investment income for the first nine months of 2020 compared to the first nine months of 2019 reflects losses from alternative investments (partnerships and similar investments and AFG-managed CLOs) in the first nine months of 2020 as a result of the negative impact of the COVID-19 pandemic on financial markets, lower short-term interest rates and lower dividend income, partially offset by the impact of growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.24% for the first nine months of 2020 compared to 4.19% for the first nine months of 2019, a decrease of 0.95 percentage points. The annualized yield earned on alternative investments was 2.7% in the first nine months of 2020 compared to 10.8% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $5 million loss in the first nine months of 2020 in net investment income, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $23 million for the first nine months of 2020 compared to $24 million for the first nine months of 2019, a decrease of $1 million (4%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2020	2019
Other income	$8	$10
Other expenses
Amortization of intangibles	9	9
Other	22	25
Total other expense	31	34
Other income and expenses, net	$(23)	$(24)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $5 million in other income and expenses, net during the first nine months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Segment — Results of Operations
AFG’s annuity operations contributed $90 million in GAAP pretax earnings in the first nine months of 2020 compared to $234 million in the first nine months of 2019, a decrease of $144 million (62%) due primarily to losses from partnerships and similar investments and AFG-managed CLOs, a higher unlocking charge in the 2020 period and the impact of strong stock market performance in the 2019 period, partially offset by less of a negative impact from lower than expected interest rates on the accounting for FIAs in the 2020 period compared to the 2019 period. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions annually in the third quarter. If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. AFG’s unlocking of the actuarial assumptions underlying its annuity operations resulted in a net charge of $46 million in the third quarter of 2020 compared to $1 million in the third quarter of 2019.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the nine months ended September 30, 2020 and 2019 (dollars in millions):

	Nine months ended September 30,
	2020	2019	% Change
Revenues:
Net investment income	$1,270	$1,334	(5%)
Other income:
Guaranteed withdrawal benefit fees	52	50	4%
Policy charges and other miscellaneous income (a)	48	39	23%
Total revenues	1,370	1,423	(4%)

Costs and Expenses:
Annuity benefits (a)(b)	843	867	(3%)
Acquisition expenses (a)	197	157	25%
Other expenses	100	105	(5%)
Total costs and expenses	1,140	1,129	1%
Core earnings before income taxes	230	294	(22%)
Pretax non-core earnings (losses) (a)	(140)	(60)	133%
GAAP earnings before income taxes	$90	$234	(62%)
(a)As discussed under “Results of Operations — General,” beginning prospectively with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). The impact of these items are shown aggregated as non-core annuity earnings (losses) and excluded from the income statement line items in the table above for the first nine months of 2020 and 2019, respectively:
•Policy charges and other miscellaneous income — $5 million unfavorable impact in 2020 and $1 million favorable in 2019.
•Annuity benefits — unfavorable impact of $85 million in 2020 and $41 million in 2019.
•Acquisition expenses — unfavorable impact on the amortization of deferred policy acquisition costs of $50 million in 2020 and $20 million in 2019.
(b)Details of the components of annuity benefits are provided below.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity core earnings before income taxes were $230 million in the first nine months of 2020 compared to $294 million in the first nine months of 2019, a decrease of $64 million (22%). As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). For the first nine months of 2020, the annuity segment’s core earnings before income taxes excludes $140 million in pretax losses related to these items. Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, the annuity segment’s core earnings before income taxes for the first nine months of 2019 includes the $11 million negative impact from these items in first quarter of 2019. Excluding the $11 million unfavorable impact in the first quarter of 2019, annuity core net operating earnings for the first nine months of 2020 decreased $75 million compared to the first nine months of 2019 reflecting the losses from partnerships and similar investments and AFG-managed CLOs and the impact of lower short-term interest rates on investment income in the first nine months of 2020, partially offset by growth in the business, higher investment income from the early redemption of certain fixed maturities, higher than expected persistency and a reduction in the cost of funds as a percentage of average annuity benefits accumulated due to renewal actions taken by AFG. The table below highlights the impact of changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Nine months ended September 30,
	2020	2019	% Change
Core earnings before income taxes — before the impact of unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$230	$305	(25%)
Unlocking	(46)	(1)	4,500%
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(240)	(279)	(14%)
Accretion of guaranteed minimum FIA benefits	(318)	(305)	4%
Other annuity benefits	(50)	(12)	317%
Less cost of equity options	446	436	2%
Related impact on the amortization of deferred policy acquisition costs	68	90	(24%)
GAAP earnings before income taxes	$90	$234	(62%)

Annuity benefits consisted of the following (dollars in millions):

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Nine months ended September 30,
	2020			2019			Total
	Core	Non-core	Total	Core	Non-core	Total	% Change
Interest credited — fixed	$307	$—	$307	$294	$—	$294	4%
Accretion of guaranteed minimum FIA benefits	—	318	318	99	206	305	4%
Interest credited — fixed component of variable annuities	3	—	3	3	—	3	—%
Cost of equity options	446	(446)	—	295	(295)	—	—%
Other annuity benefits:
Amortization of sales inducements	6	—	6	10	—	10	(40%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	—	11	11	(12)	(4)	(16)	(169%)
Accretion of benefits and other	68	—	68	60	—	60	13%
Change in expected death and annuitization reserves and other	13	—	13	19	—	19	(32%)
Change in other benefit reserves — impact of changes in interest rates and the stock market	—	39	39	4	24	28	39%
Unlocking	—	(77)	(77)	—	(74)	(74)	4%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	199	199	462	362	824	(76%)
Equity option mark-to-market	—	41	41	(367)	(178)	(545)	(108%)
Impact of derivatives related to FIAs	—	240	240	95	184	279	(14%)

Total annuity benefits	$843	$85	$928	$867	$41	$908	2%

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

	Nine months ended September 30,
	2020	2019
Interest credited — fixed	$307	$294
Include cost of equity options	446	436
Cost of funds	753	730

Interest credited — fixed component of variable annuities	3	3
Other annuity benefits, excluding the impact of interest rates and the stock market on FIAs	87	89
	843	822
Unlocking, changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Unlocking	(77)	(74)
Impact of derivatives related to FIAs	240	279
Accretion of guaranteed minimum FIA benefits	318	305
Other annuity benefits — impact of the stock market and interest rates on FIAs	50	12
Less cost of equity options (included in cost of funds)	(446)	(436)
Total annuity benefits expense	$928	$908

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in 2020 and 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Nine months ended September 30,
	2020	2019	% Change
Average fixed annuity investments (at amortized cost)	$40,501	$37,849	7%
Average fixed annuity benefits accumulated	40,633	38,075	7%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.16%	4.68%
Cost of funds	(2.47%)	(2.56%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.11%)	(0.13%)
Net interest spread	1.58%	1.99%

Policy charges and other miscellaneous income (*)	0.13%	0.11%
Acquisition expenses (*)	(0.63%)	(0.66%)
Other expenses	(0.32%)	(0.36%)
Net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on FIAs	0.76%	1.08%
Changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs:
Included in core	—%	(0.04%)
Annuity non-core earnings (losses)	(0.31%)	(0.21%)
Unlocking	(0.15%)	—%
Net spread earned on fixed annuities	0.30%	0.83%
(*)Excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the first nine months of 2020 was $1.27 billion compared to $1.33 billion for the first nine months of 2019, a decrease of $64 million (5%). This decrease reflects losses from partnerships and similar investments and AFG-managed CLOs, partially offset by growth in AFG’s annuity business. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.52 percentage points to 4.16% from 4.68% for the first nine months of 2020 compared to the first nine months of 2019. The decrease in the net investment yield between periods reflects the negative impact of lower earnings from partnerships and similar investments and AFG-managed CLOs, and the impact of the run-off of higher yielding investments and lower short-term interest rates, partially offset by higher investment income from the early redemption of certain fixed maturities. AFG’s annuity segment recorded $3 million in earnings from partnerships and similar investments and AFG-managed CLOs in the first nine months of 2020 compared to $87 million in the first nine months of 2019, a decrease of $84 million (97%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was 0.3% in the first nine months of 2020 compared to 10.5% in the prior year period.

Annuity Cost of Funds
Cost of funds for the first nine months of 2020 was $753 million compared to $730 million for the first nine months of 2019, an increase of $23 million (3%). This increase reflects growth in the annuity business. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.09 percentage points to 2.47% from 2.56% in the first nine months of 2020 compared to the first nine months of 2019 reflecting the impact of lower option costs as a percentage of fixed annuity benefits accumulated.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Nine months ended September 30,
	2020	2019
Cost of equity options (FIAs)	$446	$436
Interest credited:
Traditional fixed annuities	191	182
Fixed component of fixed-indexed annuities	77	69
Immediate annuities	17	18
Pension risk transfer products	13	4
Federal Home Loan Bank advances	9	21
Total cost of funds	$753	$730

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of unlocking and the stock market and interest rates for the first nine months of 2020 were $35 million compared to $39 million for the first nine months of 2019, a decrease of $4 million (10%). As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.02 percentage points to 0.11% from 0.13% in the first nine months of 2020 compared to the first nine months of 2019. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Nine months ended September 30,
	2020	2019
Other annuity benefits, excluding the impact of the stock market and interest rates on FIAs:
Amortization of sales inducements	$6	$10
Change in guaranteed withdrawal benefit reserve	68	60
Change in other benefit reserves	13	19
Other annuity benefits	87	89
Offset guaranteed withdrawal benefit fees	(52)	(50)
Other annuity benefits excluding the impact of the stock market and interest rates, net	35	39
Other annuity benefits — impact of the stock market and interest rates	50	12
Other annuity benefits, net	$85	$51

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, changes in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $50 million in the first nine months of 2020. The $38 million increase compared to the 2019 period was the primary driver of the $34 million (67%) overall increase in other annuity benefits, net of guaranteed withdrawal benefit fees in the first nine months of 2020 compared to the first nine months of 2019.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense in 2020 and 2019.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.41 percentage points to 1.58% from 1.99% in the first nine months of 2020 compared to the same period in 2019 due primarily to the negative impact of losses from partnerships and similar investments and AFG-managed CLOs in the first nine months of 2020. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Policy Charges and Other Miscellaneous Income
Excluding the $5 million unlocking charge in 2020 and the $1 million favorable impact of unlocking in 2019, annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and equity index call option proceeds received at maturity that are not passed to policyholders through index credits due to surrenders, were $48 million in the first nine months of 2020 compared to $39 million in the first nine months of 2019, an increase of $9 million (23%), reflecting higher gains on equity index options in excess of policyholder index credits in the first nine months of 2020 compared to the first nine months of 2019. Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated increased 0.02 percentage points to 0.13% from 0.11% in the first nine months of 2020 compared to the first nine months of 2019, reflecting the higher gains on equity index call options in excess of policyholder index credits.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income in 2020 and 2019.

Annuity Acquisition Expenses
In addition to the impact of unlocking, the following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Nine months ended September 30,
	2020	2019
Annuity acquisition expenses before the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$197	$191
Unlocking	118	76
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates:
Included in core	—	(34)
Annuity non-core earnings (losses)	(68)	(56)
Annuity acquisition expenses	$247	$177

Annuity acquisitions expenses before unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $197 million for the first nine months of 2020 compared to $191 million for the first nine months of 2019, an increase of $6 million (3%).

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

The negative impact of significantly lower than anticipated interest rates in both the first nine months of 2020 and the first nine months of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC.

The table below illustrates the impact of unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Nine months ended September 30,
	2020	2019
Before unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.63%	0.66%
Unlocking	0.39%	0.27%
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.22%)	(0.32%)
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.80%	0.61%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Other Expenses
Annuity other expenses were $100 million for the first nine months of 2020 compared to $105 million for the first nine months of 2019, a decrease of $5 million (5%). Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.04 percentage points to 0.32% from 0.36% for the first nine months of 2020 compared to the first nine months of 2019 due primarily to growth in the annuity business.

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

	Nine months ended September 30,
	2020	2019	% Change
Change in the fair value of derivatives related to FIAs	$(240)	$(279)	(14%)
Accretion of guaranteed minimum FIA benefits	(318)	(305)	4%
Other annuity benefits	(50)	(12)	317%
Less cost of equity options	446	436	2%
Related impact on the amortization of DPAC	68	90	(24%)
Impact on annuity segment earnings before income taxes	$(94)	$(70)	34%

During the first nine months of 2020, the negative impact of significantly lower than anticipated interest rates reduced the annuity segments’ earnings before income taxes (excluding unlocking) by $94 million compared to the $70 million impact (excluding unlocking) on annuity earnings before income taxes for the first nine months of 2019, an increase of $24 million (34%). In the first nine months of 2019, the negative impact of significantly lower than anticipated interest rates was partially offset by the positive impact of strong stock market performance. As a percentage of average fixed annuity benefits accumulated, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense (excluding unlocking) of 0.31% in the first nine months of 2020 compared to 0.25% in the first nine months of 2019.

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

	Nine months ended September 30,
	2020	2019	% Change
Change in the stock market, including volatility	$(7)	$44	(116%)
Changes in interest rates higher (lower) than expected	(88)	(113)	(22%)
Other	1	(1)	(200%)
Impact on annuity segment earnings before income taxes	$(94)	$(70)	34%

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities in 2020 and 2019.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.32 percentage points to 0.76% in the first nine months of 2020 from 1.08% in the first nine months of 2019 due primarily to the 0.41 percentage point decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.53 percentage points to 0.30% in the first nine months of 2020 from 0.83% in the first nine months of 2019 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of unlocking discussed below under “Annuity Unlocking.”

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine months ended September 30,
	2020	2019
Beginning fixed annuity reserves	$40,018	$36,431
Fixed annuity premiums (receipts)	2,755	3,805
Federal Home Loan Bank advances, net	160	—
Surrenders, benefits and other withdrawals	(2,406)	(2,431)
Interest and other annuity benefit expenses:
Cost of funds	753	730
Embedded derivative mark-to-market	199	824
Change in other benefit reserves	(32)	(72)
Unlocking	(73)	(75)
Ending fixed annuity reserves	$41,374	$39,212

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$41,374	$39,212
Impact of unrealized investment gains	394	269
Fixed component of variable annuities	164	170
Annuity benefits accumulated per balance sheet	$41,932	$39,651

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Statutory Annuity Premiums
AFG’s annuity operations generated gross statutory premiums of $2.77 billion in the first nine months of 2020 compared to $3.82 billion in the first nine months of 2019, a decrease of $1.05 billion (28%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Nine months ended September 30,
	2020	2019	% Change
Financial institutions single premium annuities — indexed	$1,014	$1,178	(14%)
Financial institutions single premium annuities — fixed	526	959	(45%)
Retail single premium annuities — indexed	444	773	(43%)
Retail single premium annuities — fixed	73	95	(23%)
Broker dealer single premium annuities — indexed	347	550	(37%)
Broker dealer single premium annuities — fixed	22	23	(4%)
Pension risk transfer	225	99	127%
Education market — fixed and indexed annuities	104	128	(19%)
Total fixed annuity premiums	2,755	3,805	(28%)
Variable annuities	13	16	(19%)
Total gross fixed annuity premiums	2,768	3,821	(28%)
Ceded premiums	(246)	—	—%
Total net annuity premiums	$2,522	$3,821	(34%)

Management attributes the 28% decrease in gross fixed annuity premiums in the first nine months of 2020 compared to the first nine months of 2019 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019 and 2020, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2019 levels. In addition, many of the restrictions from the COVID-19 pandemic impact the ability of agents to conduct business in the same manner as usual. As a result, management expects annuity premiums to be negatively impacted during the remainder of 2020.

Annuity Unlocking
In the third quarter of 2020 and 2019, AFG recorded net charges of $46 million and $1 million, respectively, related to its annuity business as a result of unlocking certain actuarial assumptions underlying its annuity operations, which impacted AFG’s financial statements as follows (in millions):

	Nine months ended September 30,
	2020	2019
Policy charges and other miscellaneous income:
Unearned revenue	$(5)	$1
Total revenues	(5)	1
Annuity benefits:
Fixed-indexed annuities embedded derivative	(240)	(181)
Guaranteed withdrawal benefit reserve	107	102
Other reserves	60	4
Sales inducements asset	(4)	1
Total annuity benefits	(77)	(74)
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	118	76
Total costs and expenses	41	2
Net charge	$(46)	$(1)
See “Annuity Unlocking” under “Annuity Segment — Results of Operations” for the quarters ended September 30, 2020 and 2019 for a discussion of the charges from the unlocking of actuarial assumptions in the third quarter of 2020 and 2019.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine months ended September 30,
	2020	2019
Earnings on fixed annuity benefits accumulated	$91	$238
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(4)	(7)
Variable annuity earnings	3	3
Earnings before income taxes	$90	$234
(*)Net investment income (as a % of investments) of 4.16% and 4.68% for the nine months ended September 30, 2020 and 2019, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $157 million in the first nine months of 2020 compared to $135 million in the first nine months of 2019, an increase of $22 million (16%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $132 million in the first nine months of 2020 compared to $124 million in the first nine months of 2019, an increase of $8 million (6%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the nine months ended September 30, 2020 and 2019 (dollars in millions):

	Nine months ended September 30,
	2020	2019	% Change
Revenues:
Life, accident and health net earned premiums	$15	$17	(12%)
Net investment income	16	35	(54%)
Other income — P&C fees	50	52	(4%)
Reclassify annuity segment option gains	(23)	(8)	188%
Other income	19	20	(5%)
Total revenues	77	116	(34%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	16	19	(16%)
Annuity - annuity benefits	(23)	(8)	188%
Life, accident and health benefits (a)	30	26	15%
Life, accident and health acquisition expenses	3	4	(25%)
Other expense — expenses associated with P&C fees	34	33	3%
Other expenses (b)	85	116	(27%)
Costs and expenses, excluding interest charges on borrowed money	145	190	(24%)
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(68)	(74)	(8%)
Interest charges on borrowed money	64	50	28%
Core loss before income taxes, excluding realized gains and losses	(132)	(124)	6%
Pretax non-core special A&E charges	(21)	(11)	91%
Pretax non-core long-term care loss recognition charge	(4)	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(157)	$(135)	16%
(a)Excludes pretax non-core long-term care loss recognition charge of $4 million in the third quarter of 2020.
(b)Excludes pretax non-core special A&E charges of $21 million and $11 million in the third quarter of 2020 and 2019, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $15 million and related benefits and acquisition expenses of $33 million in the first nine months of 2020 (excluding the loss recognition charge described below) compared to net earned premiums of $17 million and related benefits and acquisition expenses of $30 million in the first nine months of 2019. The $4 million (15%) increase in life, accident and health benefits reflects lower policyholder lapses in the run-off life insurance business.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $16 million in the first nine months of 2020 compared to $35 million in the first nine months of 2019, a decrease of $19 million (54%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $4 million in the first nine months of 2020 compared to an increase in value of $12 million in the first nine months of 2019.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2020, AFG collected $50 million in fees for these services compared to $52 million in the first nine months of 2019. Management views this fee income, net of the $34 million in the first nine months of 2020 and $33 million the first nine months of 2019, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Annuity Segment Option Gains
As discussed under “Annuity Segment — Results of Operations,” AFG purchases and sells equity index options to mitigate the risk in the index-based component of its FIAs. In evaluating the performance of the annuity business, management views the cost of the equity options as a better measurement of the true expenses of the Annuity segment as compared to the GAAP accounting for these options as derivatives because any proceeds at expiration from the options generally are passed to policyholders through index credits. On occasion, policyholders surrender their annuity prior to receiving the index credit, which results in any option exercise proceeds being retained by AFG. For internal management reporting, AFG views these “option gains” as miscellaneous (other) income rather than as a component of annuity benefits expense. Consistent with internal management reporting, these option gains are reclassified from annuity benefits to other income in AFG’s segmented results. In the first nine months of 2020 and 2019, AFG had $23 million and $8 million, respectively, in such option gains.

Holding Company and Other — Other Income
Other income in the table above includes $11 million in both the first nine months of 2020 and 2019, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity operations of $8 million in the first nine months of 2020 compared to $9 million the first nine months of 2019.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $85 million in the first nine months of 2020 compared to $116 million the first nine months of 2019, a decrease of $31 million (27%). This decrease reflects lower holding company expenses related to employee benefit plans that are tied to stock market performance and lower expenses associated with certain incentive compensation plans in the first nine months of 2020 compared to the first nine months of 2019.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $64 million in the first nine months of 2020 compared to $50 million in the first nine months of 2019, an increase of $14 million (28%), reflecting higher average indebtedness.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The increase in interest expense for the first nine months of 2020 as compared to the first nine months of 2019 reflects the following financial transactions completed by AFG between January 1, 2019 and September 30, 2020:
•Issued $125 million of 5.875% Subordinated Debentures in March 2019
•Issued $200 million of 5.125% Subordinated Debentures in December 2019
•Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2020 and 2019 for a discussion of the $21 million and $11 million in pretax non-core special A&E charges recorded in the third quarter of 2020 and 2019, respectively.

Holding Company and Other — Long-term Care Loss Recognition Charge
See “Holding Company and Other — Long-term Care Loss Recognition Charge” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2020 and 2019 for a discussion of the $4 million pretax non-core long-term care loss recognition charge recorded in the third quarter of 2020.

Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities, which are not allocated to segments, were net losses of $302 million in the first nine months of 2020 compared to net gains of $222 million in the first nine months of 2019, a change of $524 million (236%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2020	2019
Realized gains (losses) before impairments:
Disposals	$48	$11
Change in the fair value of equity securities	(303)	211
Change in the fair value of derivatives	2	14
Adjustments to annuity deferred policy acquisition costs and related items	(6)	(1)
	(259)	235
Change in allowance for impairments:
Securities	(57)	(20)
Adjustments to annuity deferred policy acquisition costs and related items	14	7
	(43)	(13)
Realized gains (losses) on securities	$(302)	$222

The $303 million net realized loss from the change in the fair value of equity securities in the first nine months of 2020 includes losses of $72 million on investments in natural gas companies, $65 million on investments in banks and financing companies, $60 million on investments in media companies, $42 million on investments in energy companies and $26 million on real estate investment trusts. The $211 million net realized gain from the change in the fair value of equity securities in the first nine months of 2019 includes gains of $80 million on investments in banks and financing companies, $22 million from investments in media companies, $21 million on investments in asset management companies and $19 million on insurance companies.

The $57 million of impairment allowance expense in the first nine months of 2020 includes $20 million in charges related to third-party collateralized loan obligations, $19 million in charges related to other structured securities and $18 million in charges related to corporate bonds and other fixed maturities. The $20 million of impairment charges in the first nine months of 2019 include $15 million in charges on third-party collateralized loan obligations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Consolidated Realized Gains (Losses) on Subsidiaries
On September 28, 2020, AFG announced that it has reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. AFG recorded a $30 million loss in the third quarter of 2020 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Consolidated Income Taxes
AFG’s consolidated provision (credit) for income taxes was a credit of $63 million for the first nine months of 2020 compared to a provision of $171 million for the first nine months of 2019, a change of $234 million (137%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $13 million for the first nine months of 2020 compared to $8 million for the first nine months of 2019, an increase of $5 million (63%). Both periods reflect losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer.

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

ACCOUNTING STANDARDS TO BE ADOPTED

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the assumptions used to measure the liability for future policy benefits for traditional and limited pay contracts (e.g. life, accident and health benefits) from being locked in at inception to being updated at least annually and standardizes the liability discount rate to be used and updated each reporting period, requires the measurement of market risk benefits associated with deposit contracts (e.g. annuities) to be recorded at fair value, simplifies the amortization of deferred policy acquisition costs to a constant level basis over the expected life of the related contracts and requires enhanced disclosures. AFG will be required to adopt this guidance effective January 1, 2023. AFG cannot estimate the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is closer to adoption.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2020, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2019 Form 10-K.

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
For a discussion of AFG’s potential risks or uncertainties, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in AFG’s 2019 Annual Report on Form 10-K filed with the SEC, and “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, in each case as updated by AFG’s periodic filings with the SEC. Other than as described below, there have been no material changes to the risk factors disclosed in Part I — Item 1A of the Company’s 2019 Annual Report on Form 10-K.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2020 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	826,283	$74.28	826,283	4,173,717
Second quarter	1,194,236	63.71	1,194,236	2,979,481
Third quarter:
July	130,900	$59.71	130,900	2,848,581
August	516,500	66.80	516,500	2,332,081
September	800,188	66.53	800,188	1,531,893
Total	3,468,107	$67.19	3,468,107
(*)Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019. In October 2020, AFG’s Board of Directors authorized the repurchase of five million additional shares.

In addition, AFG acquired 95,854 shares of its Common Stock (at an average of $110.80 per share) in the first quarter of 2020, 540 shares (at an average of $62.26 per share) in the second quarter of 2020, 1,223 shares (at an average of $63.60 per share) in July 2020, and 114 shares (at $68.70 per share) in September 2020 in connection with its stock incentive plans.

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

American Financial Group, Inc.

November 5, 2020	By:	/s/ Brian Hertzman
Brian Hertzman
Senior Vice President and Chief Financial Officer