Form 10-K
period 2020-12-31
AMERICAN FINANCIAL GROUP INC
filed 2021-02-25
CIK 1042046

________________________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $4.91 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 86,399,280 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2021.
___________________________________________________
Documents Incorporated by Reference:
Proxy Statement for 2021 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).
________________________________________________________________________________________________________________________________________________________________________

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
•that AFG may be unable to complete the sale of its annuity business because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived, uncertainty as to the timing of completion of the proposed transaction, or failure to realize the anticipated benefits from the proposed transaction;
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
•the availability of capital;
•changes in insurance law or regulation, including changes in statutory accounting rules, including modifications to capital requirements;
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

PART I
Item 1. Business
Introduction
American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets. The members of the Great American Insurance Group have been in business for nearly 150 years. Management believes that approximately 50% of the 2020 gross written premiums in AFG’s Specialty property and casualty group are produced by “top 10” ranked businesses and that AFG was also a “top ten” provider of fixed annuities in 2020, including the second largest seller of fixed-indexed annuities (“FIAs”) through financial institutions. AFG’s in-house team of investment professionals oversees the Company’s investment portfolio. On January 27, 2021, AFG entered into a definitive agreement to sell its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”) for $3.5 billion in cash, subject to final closing adjustments. In the transaction, which is expected to close in the second quarter of 2021, MassMutual will acquire Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company (“AILIC”) and Manhattan National Life Insurance Company.

AFG’s address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees, AFG’s Corporate Social Responsibility Report and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.) See Note C — “Segments of Operations” to the financial statements for information on AFG’s assets, revenues and earnings before income taxes by segment.

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

As highlighted in the illustration below, over the past 20 plus years, AFG has sharpened its focus on the businesses that management knows best. This has been accomplished through organic growth, carefully selected acquisitions, start-ups, and dispositions.

Timeline of Selected Start-ups, Acquisitions and Dispositions

2021
- Announced sale of Annuity business

2020
- Sale of Neon and exit from the Lloyd's market

2019
- Start-up of Accident & Health Division
- Acquired Atlas Financial paratransit business

2018
- Acquired ABA Insurance Services Inc. (ABAIS)
- Acquired Tank Owner Members Insurance Company (TOMIC) business

2016
- Acquired remaining 49% of NATL shares not owned by AFG
- Start-up of El Aguila Specialty P&C Division

2015
- Sale of long-term care business
- Start-up of Great American's Singapore branch
- Start-up of M&A Liability Division

2014
- Acquisition of Summit Holdings Southeast, Inc.
- Start-up of Aviation Division
- Acquisition of Public Sector renewal rights

2013
- Start-up of Professional Liability Division

2012
- Acquisition of Employers Comp Associates (ECA)
- Start-up of Public Sector Division
- Sale of Medicare supplement & critical illness businesses

2010
- Acquisition of Vanliner

2008
- Start-up of Environmental Division
- Acquisitions of Strategic Comp & Marketform Group Ltd.

2007
- Acquired all minority shares of Great American Financial Resources, Inc.

2005

- IPO of National Interstate Corporation
- Acquisition of Farmer's Crop Insurance Alliance

2003
- IPO of Infinity Property and Casualty; exit personal auto business

2000

- Start-up of Financial Institution Services

1998
- Sale of Commercial Lines Division

Start-Ups | Acquisitions | Dispositions

Property and Casualty Insurance Segment

General
AFG’s property and casualty insurance operations provide a wide range of commercial coverages through approximately 35 insurance businesses (at December 31, 2020) that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations had approximately 6,500 employees as of December 31, 2020. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2020 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Insurance Group
Great American Insurance	A+	A+	$5,231
National Interstate	A+	not rated	796
Summit (Bridgefield Casualty and Bridgefield Employers)	A+	A+	541
Republic Indemnity	A+	A+	170
Mid-Continent Casualty	A+	A+	146
Other (*)			203
			$7,087

(*)Includes $92 million of gross premiums written by AFG’s Neon Lloyd’s Syndicate, which was put into run-off in December 2019 and sold in December 2020. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in this Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 97% of AFG’s direct written premiums in 2020, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 92.9% for the period 2011 to 2020 as compared to 100.5% for the property and casualty commercial lines industry over the same period. AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.
(*)The sources of the commercial lines industry ratios are © 2020 Conning, Inc., as published in Conning’s Property-Casualty Forecast & Analysis by Line of Insurance (Fourth-Quarter 2020 edition, used with permission) for 2020 and © 2020 A.M. Best Company’s Review & Preview Reports for the preceding years.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2020	2019	2018
Gross written premiums	$7,087	$7,299	$6,840
Ceded reinsurance	(2,074)	(1,957)	(1,817)
Net written premiums	$5,013	$5,342	$5,023

Net earned premiums	$5,099	$5,185	$4,865
Loss and LAE	3,271	3,271	3,003
Underwriting expenses	1,604	1,702	1,560
Underwriting gain (a)	$224	$212	$302

GAAP ratios:
Loss and LAE ratio	64.1%	63.0%	61.7%
Underwriting expense ratio	31.4%	32.8%	32.1%
Combined ratio	95.5%	95.8%	93.8%

Statutory ratios:
Loss and LAE ratio	60.7%	61.3%	60.2%
Underwriting expense ratio	31.2%	31.6%	31.6%
Combined ratio	91.9%	92.9%	91.8%

Industry statutory combined ratio (b)
All lines	100.0%	98.2%	99.6%
Commercial lines	101.7%	99.9%	99.7%
(a)Includes underwriting losses from Neon, which was sold in December 2020, of $135 million in 2020, $36 million in 2019 and $63 million in 2018.
(b)The sources of the industry ratios are © 2020 Conning, Inc., as published in Conning’s Property-Casualty Forecast & Analysis by Line of Insurance (Fourth-Quarter 2020 edition, used with permission) for 2020 and © 2020 A.M. Best Company’s Review & Preview Report (February 2020 Edition) for 2019 and 2018.

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $128 million in 2020, $60 million in 2019 and $103 million in 2018 and are included in the table above. These net losses include $37 million in 2020, $13 million in 2019 and $32 million in 2018 related to Neon’s operations. In addition to these catastrophe losses, AFG’s property and casualty operations recorded $115 million in COVID-19 related losses in 2020, including $20 million at Neon.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and through the purchase of reinsurance. AFG’s net exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years (a “500-year event”) is expected to be approximately 2% of AFG’s Shareholders’ Equity.

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

2020 SPECIALTY PROPERTY AND CASUALTY BY SUB-SEGMENT

NET WRITTEN PREMIUMS
4%
12%
38%
46%
Property and transportation
Specialty casualty
Specialty financial
Other specialty

SPECIALTY GROUP
UNDERWRITING PROFIT (*)
$181
$223
$50
$(28)
$-50
$0
$50
$100
$150
$200
$250
(in millions)
Property and transportation
Specialty casualty
Specialty financial
Other specialty

(*)Excludes underwriting profits and losses recorded outside of AFG’s Specialty property and casualty group.

Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2020 (excluding Neon), 2019 and 2018 (in millions):

	2020	2019	2018
Property and transportation	$1,887	$1,876	$1,754
Specialty casualty	2,304	2,701	2,509
Specialty financial	604	617	602
Other specialty (*)	197	148	158
	$4,992	$5,342	$5,023
(*)Premiums assumed by AFG’s internal reinsurance program from the operations that make up AFG’s Specialty property and casualty insurance sub-segments.
In addition to the premiums in the table above, the Neon exited lines had $21 million of net written premiums in 2020. Neon’s premiums were included in the Specialty Casualty sub-segment in 2019 and 2018 (prior to being put into run-off at the end of 2019).

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2020, 2019 and 2018 is shown below. Approximately 3% of AFG’s direct written premiums in 2020 were derived from non U.S.-based insurers. In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. In December 2020, AFG completed the sale of the legal entities comprising Neon to RiverStone Holdings Limited. Neon generated approximately 45% and 85% of the non U.S.-based direct written premiums in 2020 and 2019, respectively.

	2020	2019	2018		2020	2019	2018
California	13.3%	13.4%	13.5%	New Jersey	2.3%	2.5%	2.6%
Florida	9.7%	10.1%	10.0%	Michigan	2.3%	1.9%	1.8%
Texas	6.9%	6.9%	6.8%	Kansas	2.2%	2.2%	2.3%
New York	6.8%	6.7%	6.8%	Ohio	2.2%	1.9%	1.7%
Illinois	5.5%	5.5%	5.3%	Indiana	2.1%	2.0%	1.9%
Georgia	3.5%	3.3%	3.3%	North Carolina	2.1%	2.0%	2.1%
Pennsylvania	2.6%	2.6%	2.5%	Other	36.1%	36.4%	36.9%
Missouri	2.4%	2.6%	2.5%		100.0%	100.0%	100.0%

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

In January 2021, AFG’s property and casualty insurance subsidiaries renewed substantially all of their catastrophe reinsurance coverages. For AFG’s U.S.-based operations, the Company continued to place $85 million of coverage in excess of a $15 million per event primary retention in the traditional reinsurance markets. In addition, AFG’s U.S.-based operations have a $50 million layer of coverage in excess of $100 million in catastrophe losses that will be up for renewal in June 2021.

In addition to traditional reinsurance, AFG had catastrophe coverage through a catastrophe bond structure with Riverfront Re Ltd. from June 1, 2017 through January 15, 2021. AFG expects to place a new catastrophe bond in the first six months of 2021.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 12% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2020: Everest Reinsurance Company, Hannover Rueck SE, Munich Reinsurance America, Inc., Swiss Reinsurance America Corporation and Transatlantic Reinsurance Company. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $130 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2021:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	3	37	—%	—	3
Other Workers’ Compensation	2	48	3%	1	3
Commercial Umbrella	2	48	10%	5	7
Property — General	5	45	—%	—	5
Property — Catastrophe (c)	15	135	7%	9	24
(a)Includes the participation of AFG’s internal reinsurance program.
(b)Maximum loss per event for claims up to reinsurance coverage limit.
(c)Although AFG’s maximum potential loss per event is generally $15 million, there are certain unlikely scenarios where AFG’s exposure could be as high as $24 million.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 15% to 25% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit-sharing provision. During both 2020 and 2019, AFG reinsured 50% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2021, AFG expects to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “Recoverables from reinsurers — Property and casualty insurance” included approximately $171 million on paid losses and LAE and $3.12 billion on unpaid losses and LAE at December 31, 2020. These amounts are net of allowances of approximately $6 million for expected credit losses on reinsurance recoverables. The collectability of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2020	2019	2018
Reinsurance ceded	$2,074	$1,957	$1,817
Reinsurance ceded, excluding crop	1,483	1,371	1,202
Reinsurance assumed — including involuntary pools and associations	225	255	214

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

A reconciliation of the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) to the liability reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2020 follows (in millions):

Liability reported on a SAP basis, net of $108 million of retroactive reinsurance	$6,958
Reinsurance recoverables, net of allowance	3,117
Other, including reserves of foreign insurers	317
Liability reported on a GAAP basis	$10,392

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

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2020	2019	2018
Reserves at beginning of year	$383	$395	$403
Incurred losses and LAE	47	18	18
Paid losses and LAE	(8)	(30)	(26)
Reserves at end of year, net of reinsurance recoverable	422	383	395
Reinsurance recoverable, net of allowance	150	146	129
Gross reserves at end of year	$572	$529	$524

In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves relating to the run-off operations of its property and casualty insurance segment and exposures related to its former railroad and manufacturing operations with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years. AFG has historically conducted an external study every two years. AFG is currently evaluating the frequency of future external studies.
A comprehensive external study of AFG’s A&E reserves was completed in the third quarter of 2020 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. As a result of the external study, AFG’s property and casualty insurance segment recorded a $47 million pretax special charge to increase its asbestos reserves by $26 million (net of reinsurance) and its environmental reserves by $21 million (net of reinsurance). Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

The increase in property and casualty environmental reserves in 2020 (as well as in 2019 and 2018) was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in this review.

As a result of the in-depth internal review completed in the third quarter of 2019, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $3 million (net of reinsurance) and its environmental reserves by $15 million (net of reinsurance).

As a result of the in-depth internal review of AFG’s A&E reserves completed in the third quarter of 2018, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $6 million (net of reinsurance) and its environmental reserves by $12 million (net of reinsurance).

Marketing
The property and casualty insurance group directs its sales efforts primarily through independent insurance agents and brokers, although small portions are written through employee agents. Independent agents and brokers generally receive a commission on the sale of each policy. Some agents and brokers are eligible for a bonus commission based on the overall profitability of policies or volume of business placed with AFG by the broker or agent in a particular year. The property and casualty insurance group writes insurance through several thousand agents and brokers.

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

Annuity Segment

General
On January 27, 2021 AFG reached an agreement to sell its annuity subsidiaries to MassMutual in a transaction that is expected to close in the second quarter of 2021.

AFG’s annuity business is focused on the sale of fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets through independent producers and through direct relationships with certain financial institutions. The Company has a long history in the annuities industry, long-term agent relationships and a reputation for simple, consumer-friendly products. Disciplined product management and operations have enabled AFG to maintain a consistent crediting rate strategy and low-cost structure. AFG’s annuity products are designed to be simple and easy to understand. Lower upfront commissions and bonuses as compared to many competitors allow the Company to pay higher annual crediting rates. In the current low interest rate environment, management is focused on earning the appropriate returns on AFG’s products rather than growing premiums. The annuity operations had approximately 600 employees at December 31, 2020.

AFG’s annuity operations are conducted primarily through the subsidiaries listed in the following table, which includes 2020 statutory annuity premiums (in millions), annuity policies in force and independent ratings.

		Annuity
	Annuity	Policies	Ratings
Company	Premiums	In Force	AM Best	S&P
Great American Life Insurance Company	$3,474	371,000	A+	A+
Annuity Investors Life Insurance Company	121	102,000	A+	A+

AFG believes that the ratings assigned by independent insurance rating agencies are an important competitive factor because agents, potential policyholders and financial institutions often use a company’s rating as an initial screening device in considering annuity products. AFG believes that a rating in the “A” category by at least one rating agency is necessary to successfully compete in its primary annuity markets. In the fourth quarter of 2020, AM Best upgraded the ratings of GALIC and AILIC from A (Excellent) to A+ (Superior), its second highest rating.

In February 2020, GALIC entered into a flow reinsurance agreement with Commonwealth Annuity and Life Insurance Company (“Commonwealth”), a subsidiary of Global Atlantic Financial Group, Limited. Under the terms of the agreement, GALIC cedes certain newly issued traditional fixed and indexed annuities on a quota share coinsurance basis with such quota share percentages being up to 50%. That agreement was effective for policies issued after May 6, 2020. Under accounting guidance, the reinsurance transaction will be accounted for using the deposit method.

In October 2020, GALIC entered into a block reinsurance agreement with Commonwealth. Under the terms of the agreement, GALIC ceded approximately $5.96 billion of in force traditional fixed and indexed annuities, representing approximately 15% of its in force business, and transferred related investments to Commonwealth. GALIC realized pretax gains of $369 million (net of deferred policy acquisition costs) from the transfer of securities in this transaction. The reinsurance transaction will be accounted for using the deposit method and the $180 million loss on the transaction will be deferred and recognized over the expected life of the underlying annuity contracts (7-10 years). Under both the flow and block reinsurance agreements, Commonwealth is required to maintain collateral in trusts in excess of amounts owed to GALIC.

Due to the deposit-type nature of annuities, annuity premiums received and benefit payments are recorded as increases or decreases in the annuity benefits accumulated liability rather than as revenue and expense under GAAP. Statutory premiums of AFG’s annuity operations for the last three years were as follows (in millions):

	Statutory Premiums
	2020	2019	2018
Financial institutions single premium annuities — indexed	$1,372	$1,537	$1,776
Financial institutions single premium annuities — fixed	896	1,229	492
Retail single premium annuities — indexed	591	943	1,418
Retail single premium annuities — fixed	99	120	87
Broker dealer single premium annuities — indexed	457	657	1,271
Broker dealer single premium annuities — fixed	27	32	14
Pension risk transfer	499	257	132
Education market — fixed and indexed annuities	129	164	192
Total fixed annuity premiums	4,070	4,939	5,382
Variable annuities	17	21	25
Total gross annuity premiums	4,087	4,960	5,407
Ceded Premiums	(492)	—	—
Total net annuity premiums	$3,595	$4,960	$5,407

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

The profitability of a fixed annuity business is largely dependent on the ability of a company to earn income on the assets supporting the business in excess of the amounts credited to policyholder accounts plus expenses incurred (earning a “spread”). Performance measures such as net spread earned are often presented by annuity businesses to help users of their financial statements better understand the company’s performance. The following table shows the earnings before income taxes, as well as the net spread earned on fixed annuities, for the annuity segment both before and after the impact of reinsurance, unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Year ended December 31,
	2020	2019	2018
Annuity earnings before income taxes — before the impact of reinsurance, unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$359	$409	$409
Reinsurance	(47)	—	—
Unlocking	(46)	(1)	(31)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs (a):
Change in fair value of derivatives related to FIAs	(279)	(294)	(51)
Accretion of guaranteed minimum FIA benefits	(404)	(408)	(347)
Other annuity benefits	(60)	(14)	(83)
Less cost of equity options	562	586	506
Related impact on the amortization of deferred policy acquisition costs (b)	86	84	(42)
Annuity segment earnings before income taxes	$171	$362	$361

Net spread earned on fixed annuities — before impact of reinsurance, unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	0.91%	1.08%	1.20%
Impact of changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	(0.24%)	(0.12%)	(0.04%)
Reinsurance	(0.12%)	—%	—%
Unlocking	(0.12%)	—%	(0.09%)
Net spread earned on fixed annuities	0.43%	0.96%	1.07%
(a)FIAs provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative with a fair value of $3.93 billion at December 31, 2020) and the related call and put options (net fair value of $820 million at December 31, 2020) are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

(b)An estimate of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements.

Marketing
AFG sells its single premium annuities, excluding financial institution production (discussed below), primarily through a retail network of approximately 50 national marketing organizations (“NMOs”) and managing general agents (“MGAs”) who, in turn, direct over 500 actively producing agents.

AFG also sells single premium annuities in financial institutions through direct relationships with certain financial institutions and through independent agents and brokers. The table below highlights the percentage of AFG’s total gross annuity premiums generated through its top five financial institution relationships (ranked based on 2020 statutory premiums):

	2020	2019	2018
Wells Fargo & Company	11.9%	12.0%	7.4%
The PNC Financial Services Group, Inc.	9.0%	8.8%	6.6%
Regions Financial Corporation	7.4%	6.7%	4.8%
LPL Financial	4.4%	4.4%	4.8%
BB&T Corporation	3.5%	5.1%	3.7%

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

Other Operations

AFG ceased new sales of long-term care insurance in January 2010 and sold substantially all of its run-off long-term care business in December 2015. The legal entities sold in 2015, United Teacher Associates Insurance Company and Continental General Insurance Company, contained substantially all of AFG’s long-term care insurance reserves (96% as measured by net statutory reserves as of November 30, 2015), as well as smaller blocks of annuity and life insurance business. Renewal premiums on the remaining small block of long-term care policies (which are guaranteed renewable) covering approximately 1,500 lives will be accepted unless those policies lapse. At December 31, 2020, AFG’s long-term care insurance reserves were $52 million, net of reinsurance recoverables and excluding the impact of unrealized gains on securities.

Although AFG no longer actively markets new life insurance products, it continues to service and receive renewal premiums on its in force block of approximately 80,000 policies and $8.33 billion gross ($2.91 billion net of reinsurance) of life insurance in force at December 31, 2020. Renewal premiums, net of reinsurance, were $20 million in 2020, $22 million in 2019 and $21 million in 2018. At December 31, 2020, AFG’s life insurance reserves were $280 million, net of reinsurance recoverables.

On January 27, 2021, AFG entered into a definitive agreement to sell its annuity subsidiaries in a transaction that is expected to close in the second quarter of 2021. In addition to AFG’s annuity segment, the subsidiaries to be sold include AFG’s run-off life and long-term care operations discussed above.

Through subsidiaries, AFG is engaged in a variety of other operations, including commercial real estate operations in Cincinnati (office buildings), Whitefield, New Hampshire (Mountain View Grand Resort), Chesapeake Bay (Skipjack Cove Yachting Resort and Bay Bridge Marina), Charleston (Charleston Harbor Resort and Marina) and Palm Beach (Sailfish Marina and Resort). These operations employed approximately 200 full-time employees at December 31, 2020.

Human Capital Resources

AFG’s principal goal is for all employees to feel included, respected, safe and empowered to perform at their best. AFG helps employees succeed by cultivating specialized knowledge, professional education and leadership development in a service-oriented culture. AFG respects human rights, appreciates diversity and values the unique perspective each employee brings to the workplace. AFG operates with integrity and self-discipline in an environment that values clear and open communication and where the importance of family, community and work-life balance are priorities.

When employees feel actively engaged with AFG’s mission and strategy, they deliver higher levels of service to its customers and create stronger bottom-line results for its business. AFG strives to attract diverse and exceptional people who can grow by fostering a workplace culture that inspires and rewards people and by developing a workforce that can meet the Company’s current and future goals.

AFG offers training programs that encourage people to build careers in insurance and develop professional skills that positively impact employees’ careers as well as AFG’s customers and business. These include tuition reimbursement programs, monetary incentives and extensive personal and professional learning opportunities. AFG believes that professional development is one of many reasons why its average employee tenure exceeds industry averages.

As part of managing AFG’s business responsibly and supporting its employees to be at their best — away from work as well as on the job — AFG provides a competitive benefits package that includes an extensive wellness program. AFG offers onsite fitness centers at many of its locations, financial incentives for taking care of one’s health and health management programs to increase employees’ engagement with their healthcare providers. In response to the COVID-19 pandemic, AFG implemented changes that it considered to be in the best interest of its employees by seamlessly activating business continuity plans, including work-from-home capabilities, alternate work locations and additional remote work options so that its employees continued to work in an uninterrupted manner and operations remained fully functional.

See the Corporate Social Responsibility Report located on AFG’s website for more information regarding human capital programs and initiatives. None of the information provided on the website is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Investment Portfolio

General
AFG’s in-house team of investment professionals have followed a consistent strategy over many years and changing economic conditions. Management believes that AFG’s investment expertise has been the driver of strong investment results and effective portfolio risk management over many years.

The allocation of AFG’s $52.50 billion investment portfolio at December 31, 2020 is shown below.
Investment Portfolio

On January 27, 2021, AFG entered into a definitive agreement to sell its annuity subsidiaries in a transaction that is expected to close in the second quarter of 2021. Approximately $39.69 billion of AFG’s investments at December 31, 2020 are held by AFG’s annuity subsidiaries and will be disposed of in the pending sale. The allocation of AFG’s $12.96 billion investment portfolio, excluding the assets to be disposed is shown below:
For additional information on AFG’s investments, see Note E — “Investments” to the financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments.” AFG’s earned yield (net investment income divided by average invested assets) on fixed maturities was 4.2% for 2020 and 4.4% for both 2019 and 2018.

The table below compares total returns, which include changes in fair value, on AFG’s fixed maturities and common stocks and equivalents to comparable public indices. While there are no directly comparable indices to AFG’s portfolio, the two shown below are widely used benchmarks in the financial services industry.

	2020	2019	2018
Total return on AFG’s fixed maturities	6.6%	8.7%	1.3%
Barclays Capital U.S. Universal Bond Index	7.6%	9.3%	(0.3%)

Total return on AFG’s common stocks and equivalents	(1.8%)	26.0%	(12.0%)
Standard & Poor’s 500 Index	18.4%	31.5%	(4.4%)

AFG’s bond portfolio is invested primarily in taxable bonds. The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2020 (dollars in millions).

	Amortized	Fair Value
	Cost, net (*)	Amount	%
S&P or comparable rating
AAA, AA, A	$23,674	$25,059	59%
BBB	11,938	13,155	30%
Total investment grade	35,612	38,214	89%
BB	869	885	2%
B	266	264	1%
CCC, CC, C	478	542	1%
D	142	166	—%
Total non-investment grade	1,755	1,857	4%
Not rated	3,001	3,136	7%
Total	$40,368	$43,207	100%
(*)Amortized cost, net of allowance for expected credit losses.

The National Association of Insurance Commissioners (“NAIC”) has retained third-party investment management firms to assist in the determination of appropriate NAIC designations for mortgage-backed securities (“MBS”) based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. Approximately 9% of AFG’s fixed maturity investments are MBS. At December 31, 2020, 97% (based on statutory carrying value of $40.37 billion) of AFG’s fixed maturity investments held by its insurance companies had an NAIC designation of 1 or 2 (the highest of the six designations).

Regulation

AFG’s insurance company subsidiaries are subject to regulation in the jurisdictions where they do business. In general, the insurance laws of the various states establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Material transactions between insurance subsidiaries and their parents and affiliates generally must receive prior approval of the applicable insurance regulatory authorities and be disclosed. In addition, while differing from state to state, these regulations typically restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period without advance regulatory approval. Such limitations are generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2021 from its insurance subsidiaries without seeking regulatory approval is approximately $705 million.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, particularly information under “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are the material factors affecting AFG’s business. Any one of these factors could cause AFG’s actual results to vary materially from recent results or from anticipated future results. Additional risks and uncertainties not currently known to AFG or that AFG currently deems to be immaterial also may materially adversely affect AFG’s business, financial condition or results of operations.

RISKS RELATING TO ECONOMIC, POLITICAL AND GLOBAL MARKET CONDITIONS
General economic, financial market and political conditions and conditions in the markets in which we operate may materially adversely affect our investment portfolio, results of operations, financial condition and stock price.
General economic, financial market and political conditions and conditions in the markets in which we operate could have a material adverse effect on our results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates, disruptive geopolitical events and other events outside of our control, such as a major epidemic or a continuation or worsening of the COVID-19 pandemic or another pandemic, could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the value of our investment portfolio and the market for our stock. In addition, our investment portfolio includes alternative investments which are marked-to-market through earnings. These investments may be adversely impacted by economic volatility, including real estate market deterioration, which could impact our net investment returns and result in an adverse impact on operating results.

A significant majority of AFG’s investment portfolio consists of fixed maturity investments, and changes in global economic conditions, including interest rates, could have a material adverse effect on AFG’s results of operations and financial condition.
As of December 31, 2020, approximately 82% of AFG’s investment portfolio holdings consisted of fixed maturity investments that are sensitive to changes in interest rates. Changes in interest rates may materially adversely affect the performance of some of our investments, including by materially reducing the fair value of and net investment income from fixed maturities and increasing unrealized losses in our investment portfolio. The value of AFG’s fixed maturity investments is also subject to credit risk as certain investments may default or become impaired due to deterioration in the financial condition of issuers of those investments.

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

As of December 31, 2020, mortgage-backed securities constituted approximately 9% of AFG’s fixed maturity portfolio. In addition to the risks applicable to the entire fixed maturity investment portfolio, changes in interest rates can expose AFG to prepayment risks on mortgage-backed securities. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid down more quickly, requiring AFG to reinvest the proceeds at the then current market rates, which may be lower than on the securities repaid.

AFG’s alternative investments may be illiquid and volatile in terms of value and returns, which could negatively affect AFG’s investment income and liquidity.
In addition to fixed maturity securities, AFG has invested, and may from time to time continue to invest in alternative investments such as limited partnerships and subordinate tranches of collateralized loan obligations. These and other similar investments may have different, more significant risk characteristics than investments in fixed maturity securities, may be more volatile and may be illiquid due to restrictions on sales, transfers and redemption terms, all of which could negatively affect AFG’s investment income and overall portfolio liquidity.

AFG has also invested, and from time to time may continue to make investments in limited partnerships and other entities that AFG does not control. AFG does not have management or operational control over the investees which may limit

AFG’s ability to take actions that could protect or increase the value of the investment. In addition, these investments may be illiquid due to contractual provisions, and AFG may be unable to obtain liquidity through distributions from these investments in a timely manner or on favorable terms.

Alternative or “other” investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to the insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and negatively impact AFG’s liquidity.

Changes in interest rates could adversely affect the results of operations of AFG’s annuity segment.
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
The modification or elimination of the London Inter-Bank Offered Rate (“LIBOR”), a long-standing benchmark interest rate for floating-rate financial contracts, may adversely affect the interest rates on and fair value of AFG’s floating rate investments, interest rate swaps, Federal Home Loan Bank advances and any other assets or liabilities whose value is tied to LIBOR. In addition, the majority of the assets and liabilities of the collateralized loan obligations that AFG manages and consolidates are tied to LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, initially announced that it has commitments from panel banks to submit rates to LIBOR through the end of 2021 but will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Subsequent to such announcement, on November 30, 2020, the ICE Benchmark Administrator announced a plan to extend reporting of most U.S. Dollar-based LIBOR tenors to June 30, 2023. Even with this extension, it remains unclear if, how and in what form, LIBOR will continue to exist after June 30, 2023. Proposals for alternative reference rates for dollars and other currencies have been announced or have already begun publication and contractual provisions relating to alternative rates following the cessation of LIBOR are actively being included in documentation. The State of New York has also proposed legislation which would provide for an alternative rate to LIBOR for contracts which do not include provisions relating to LIBOR cessation. Markets are slowly developing in response to these new rates but questions around liquidity in these alternative reference rates and how to appropriately adjust these alternative reference rates to eliminate any economic value transfer at the time of transition persist. In addition, in certain cases, it is difficult to amend existing contracts to include LIBOR replacement provisions and there are no assurances that a legislative solution will be passed or enforceable. At this time, AFG cannot predict the overall effect of the modification or elimination of LIBOR or the establishment of alternative benchmark rates.

Adverse developments in the financial markets may limit AFG’s access to capital.
Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. While AFG can borrow up to $500 million under its revolving credit facility, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2020. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.

RISKS RELATING TO OUR INSURANCE OPERATIONS, DISTRIBUTION AND PRODUCTS
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

AFG’s annuity segment competes with individual insurers and insurance groups, mutual funds and other financial institutions. In addition, in recent years, offshore and/or hedge fund companies have made significant acquisitions of annuity businesses. Competition is based on numerous factors including reputation, product design, interest crediting rates, performance, scope of distribution, commissions and perceived financial strength and credit ratings.

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
The occurrence of one or more terrorist attacks could cause significant losses from insurance claims that could adversely affect AFG’s profitability. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) is also limited. Although TRIPRA provides benefits for certified acts of terrorism that exceed a certain threshold of industry losses, those benefits are subject to a deductible and other limitations.

AFG’s results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics or severe weather conditions or climate change.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by other events, such as terrorist attacks, as well as pandemics and other similar outbreaks in many parts of the world, including the outbreak of COVID-19. While not considered a catastrophe by insurance industry standards, droughts can have a significant adverse impact on AFG’s crop insurance results. These events may have a material adverse effect on AFG’s workforce and business operations as well as the workforce and operations of AFG’s customers and independent agents. Some of the assets in AFG’s investment portfolio may be adversely affected by declines in the financial markets, changes in interest rates, reduced liquidity and economic activity caused by large-scale catastrophes, pandemics, terrorist attacks or similar events which could have a material adverse effect on AFG’s revenue, liquidity and operating results.

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

Changing climate conditions may increase the frequency and severity of catastrophic events and thereby adversely affect our financial condition and results.
Changing weather patterns and climatic conditions, such as global warming, appear to have contributed to the unpredictability, frequency and severity of natural disasters and created additional uncertainty as to future trends and exposures. There is a growing scientific consensus that global warming and other climate change are increasing the frequency and severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, floods and other natural disasters. Such changes make it more difficult for AFG to predict and model catastrophic events, reducing AFG’s ability to accurately price its exposure to such events and mitigate its risks. Any increase in the frequency or severity of natural disasters may result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

The impact of COVID-19 and related risks could materially affect AFG’s results of operations, financial position and liquidity.
The global COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets both domestically and internationally. COVID-19 has directly and indirectly adversely affected AFG and will likely continue to do so for an uncertain period of time. The cumulative effects of COVID-19 on AFG cannot be predicted at this time, but could include (or could continue to include), without limitation:
•Continued volatility and further disruption in financial markets which could result in significant declines in the fair value of AFG’s investments and could lead to investment losses due to creditor defaults and bankruptcies;
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
•Reduced cash flows from policyholders delaying premium payments and increased surrenders and annuitizations of in force annuities;
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
AFG uses computer systems and services to store, retrieve, evaluate and utilize company and customer data and information. Systems failures or outages could compromise AFG’s ability to perform business functions in a timely manner, which could harm its ability to conduct business and hurt its relationships with business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a malicious software attack, a terrorist attack or war, AFG’s systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if AFG’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if AFG’s data or systems are disabled or destroyed.

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
AFG’s business activities outside the United States subject AFG to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although AFG has policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, AFG could suffer civil and criminal penalties and AFG’s business and reputation could be adversely affected. Some countries have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability for non-compliance under, the local laws. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on AFG’s business in that market but also on AFG’s reputation generally.

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
Annuity premiums generated through financial institutions represented 55% of AFG’s total gross annuity premiums in 2020. In 2020, two large financial institutions accounted for 38% of AFG’s total gross sales through financial institutions and 21% of AFG’s overall gross annuity sales. In the financial institutions annuity market, AFG competes directly against competitors’ annuities, certificates of deposit and other investment alternatives at the point of sale. Loss of a substantial portion of this business coupled with a failure to replace these financial institutions if they significantly reduce sales of AFG annuities could reduce AFG’s future growth.

AFG’s revenues could be adversely affected if it is not able to attract and retain independent agents.
AFG’s reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG’s competitors also rely significantly on the independent agency market. Some of AFG’s competitors offer a wider variety of products, higher crediting rates or higher commissions. A reduction in the number of independent agencies marketing AFG’s products, the failure of agencies to successfully market AFG’s products, changes in the strategy or operations of agencies (including agency consolidation) or the choice of agencies to reduce their writings of AFG products could adversely affect AFG’s revenues and profitability.

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

RISKS RELATED TO FINANCIAL STRENGTH, CREDIT AND COUNTERPARTIES
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
AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. As of December 31, 2020, AFG has $10.09 billion of recoverables from reinsurers on its balance sheet. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions. Collection risk related to AFG’s $6.54 billion recoverable from traditional and indexed annuity reinsurance transactions is significantly reduced since the reinsurer is required to maintain collateral (in trusts) in excess of amounts owed to GALIC.

RISKS RELATING TO ESTIMATES, ASSUMPTIONS AND VALUATIONS
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

REGULATORY AND LEGAL RISKS
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

GENERAL RISK FACTORS
Certain shareholders exercise substantial control over AFG’s affairs, which may impede a change of control transaction.
Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 12.0% of AFG’s outstanding Common Stock as of February 1, 2021. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management and over matters requiring shareholder approval. Such influence could prevent an acquisition of AFG at a price which other shareholders may find attractive.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.
The price of AFG Common Stock, which is listed on the NYSE, constantly changes. AFG’s Common Stock price could materially fluctuate or decrease in response to a number of events or factors discussed in this section in addition to other events or factors including: quarterly variations in our operating results; operating and stock price performance of comparable companies; and negative publicity relating to us or our competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price or volume of AFG Common Stock, regardless of our actual operating performances.

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

AFG’s insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters, Inc (including its subsidiaries, “American Premier”), are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. None of such litigation or claims is individually material to AFG; however, the ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 5,000 shareholders of record of AFG Common Stock at February 1, 2021.

Issuer Purchases of Equity Securities
AFG repurchased shares of its Common Stock during 2020 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	826,283	$74.28	826,283	4,173,717
Second quarter	1,194,236	63.71	1,194,236	2,979,481
Third quarter	1,447,588	66.01	1,447,588	1,531,893
Fourth quarter:
October	470,644	$71.69	470,644	6,061,249
November	592,643	77.60	592,643	5,468,606
December	—	—	—	5,468,606
Total	4,531,394	$69.02	4,531,394
(*)Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2016 and February 2019. In October 2020, AFG’s Board of Directors authorized the repurchase of five million additional shares.

AFG acquired 97,731 shares of its Common Stock (at an average of $109.89 per share) in the first nine months of 2020, 74 shares (at $73.55 per share) in October 2020, 3,155 shares (at an average of $85.13 per share) in November 2020 and 703 shares (at an average of $88.76 per share) in December 2020 in connection with its stock incentive plans.

Stock Performance Graph
The following graph compares performance of AFG Common Stock during the five year period from December 31, 2015 through December 31, 2020 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”), (ii) the S&P 500 Property & Casualty Insurance Index and (iii) the S&P 500 Life & Health Index. The graph assumes that an initial investment of $100 was made on December 31, 2015 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

5-Year Cumulative Total Shareholder Return (a)
$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020
AFG
S&P 500 Index
S&P 500 P&C Index
S&P 500 Life & Health Index

	As of December 31,
	2015	2016	2017	2018	2019	2020
AFG	$100	$126	$163	$141	$180	$151
S&P 500 Index	100	112	136	130	171	203
S&P 500 P&C Index (b)	100	116	142	135	170	181
S&P 500 Life & Health Index (c)	100	125	145	115	142	128
(a)Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.
(b)The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2020 (weighted by market capitalization): The Allstate Corporation, Chubb Limited, Cincinnati Financial Corporation, Loews Corporation, The Progressive Corporation, The Travelers Companies, Inc. and W.R. Berkley Corporation.
(c)The S&P 500 Life & Health Insurance Index included the following companies at December 31, 2020 (weighted by market capitalization): Aflac Incorporated, Globe Life Inc., Lincoln National Corporation, MetLife Inc., Principal Financial Group, Inc., Prudential Financial, Inc. and Unum Group.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
General	31	Results of Operations	54
Overview	31	General	54
Critical Accounting Policies	32	Results of Operations — Fourth Quarter	57
Liquidity and Capital Resources	33	Segmented Statement of Earnings	57
Ratios	33	Property and Casualty Insurance	59
Condensed Consolidated Cash Flows	34	Annuity	69
Parent and Subsidiary Liquidity	35	Holding Company, Other and Unallocated	78
Condensed Parent Only Cash Flows	37	Results of Operations — Full Year	82
Contractual Obligations	38	Segmented Statement of Earnings	82
Off-Balance Sheet Arrangements	38	Property and Casualty Insurance	84
Investments	39	Annuity	96
Uncertainties	42	Holding Company, Other and Unallocated	108
Managed Investment Entities	49	Recent and Pending Accounting Standards	113

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

At December 31, 2020, AFG (parent) held approximately $215 million in cash and securities and had $500 million available under a bank line of credit, which expires in December 2025.

Pending Sale of the Annuity Business
On January 27, 2021, AFG announced that it entered into a definitive agreement to sell its annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”) for $3.5 billion in cash, subject to final closing adjustments. Under the terms of the agreement, which is expected to close in the second quarter of 2021, MassMutual will acquire AFG’s wholly-owned annuity subsidiary, Great American Life Insurance Company (“GALIC”) and GALIC’s two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. At December 31, 2020, GALIC and its subsidiaries had approximately $40 billion of traditional fixed and indexed annuity reserves. AFG expects to recognize an after-tax gain on the sale of $620 million to $690 million ($7.10 to $7.90 per AFG share) upon closing. Prior to the completion of the transaction, AFG will acquire approximately $500 million in real estate-related partnerships and directly owned real estate from GALIC. Beginning with the first quarter of 2021, AFG will report the results of the Annuity business as discontinued operations, in accordance with GAAP, which includes adjusting prior period results to reflect these operations as discontinued.

Annuity Block Reinsurance Agreement
GALIC entered into a reinsurance agreement with Commonwealth Annuity and Life Insurance Company (“Commonwealth”), a subsidiary of Global Atlantic Financial Group Limited in October 2020. Under the terms of the agreement, GALIC ceded approximately $5.96 billion of in force traditional fixed and indexed annuities, representing approximately 15% of its in force business, and transferred related investments to Commonwealth. The agreement requires Commonwealth to maintain collateral in a trust in excess of amounts owed to GALIC.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses, and in the sale of traditional fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets.

AFG reported fourth quarter 2020 net earnings attributable to shareholders of $692 million ($7.93 per share, diluted) compared to $211 million ($2.31 per share, diluted) in the fourth quarter of 2019, reflecting:
•higher net realized gains on securities in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflecting the disposal of investments in the annuity block reinsurance transaction,
•higher underwriting profit in the property and casualty insurance segment,
•lower earnings in the annuity segment, and
•higher interest charges on borrowed money.

Full year 2020 net earnings attributable to AFG’s shareholders were $732 million ($8.20 per share, diluted) compared to $897 million ($9.85 per share, diluted) in 2019. The COVID-19 pandemic has had widespread financial and economic impacts and adversely impacted returns on AFG’s $3.81 billion of investments that are accounted for using the equity method or carried at fair value through net earnings. AFG’s results reflect:
•higher underwriting profit in the property and casualty insurance segment,
•lower net investment income in the property and casualty insurance segment,
•lower earnings in the annuity segment, and
•higher interest charges on borrowed money.

Outlook
The COVID-19 pandemic began to have a significant impact on global, social and economic activity during the first quarter of 2020. AFG has taken actions under its business continuity plan to minimize risk to the Company’s employees and to prevent any significant disruption to AFG’s business, agents or policyholders.

Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the pandemic. Even with management’s expectation that the impacts of the pandemic will continue into 2021, AFG’s insurance subsidiaries have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

As a result of the contracted economy, exposures in many of AFG’s property and casualty businesses have changed due to workforce reduction, fewer miles driven and reduced revenue. This has and may continue to lead to lower frequency in certain lines while there has and may continue to be COVID-19 related increases in claim frequency in other lines of business.

There is also uncertainty as to potential government decree or legislation that could alter the coverage landscape, such as the imposition of retroactive business interruption insurance. Like most of the insurance industry, AFG’s business interruption coverages require direct physical damage to covered property for business interruption coverage to apply and the vast majority of AFG’s property policies also contain virus exclusions. See Item 1A — “Risk Factors.”

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

	December 31,
	2020		2019
	Actual	Adjusted (*)
Principal amount of long-term debt	$1,993	$1,993	$1,493
Total capital	7,486	8,141	6,883
Ratio of debt to total capital:
Including subordinated debt	26.6%	24.5%	21.7%
Excluding subordinated debt	17.6%	16.2%	14.8%
(*)    The adjusted information above is shown “as if” the transaction to sell AFG’s annuity business to MassMutual closed on December 31, 2020, and assumes an after-tax gain on the sale of the annuity business of $655 million (midpoint of the estimated range).

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

	Year ended December 31,
	2020	2019
Ratio of core earnings to fixed charges excluding annuity benefits	10.81	12.78
Impact of non-core items	(1.02)	1.83
Ratio of earnings to fixed charges excluding annuity benefits	9.79	14.61
Impact of including interest on annuities as a fixed charge	(8.13)	(12.76)
Ratio of earnings to fixed charges including annuity benefits	1.66	1.85

Although the ratio of earnings to fixed charges excluding annuity benefits is not required or encouraged to be disclosed under Securities and Exchange Commission rules, some investors and lenders may not consider interest credited to annuity policyholders’ accounts a borrowing cost for an insurance company, and accordingly, believe this ratio is meaningful.

The NAIC’s model law for risk-based capital (“RBC”) applies to both life and property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2020, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$2,183	$2,456	$2,083
Net cash used in investing activities	(1,564)	(3,065)	(5,350)
Net cash provided by (used in) financing activities	(123)	1,408	2,444
Net change in cash and cash equivalents	$496	$799	$(823)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $25 million in 2020, $23 million in 2019 and $148 million in 2018, accounting for a $2 million increase in cash flows from operating activities in 2020 compared to 2019 and a $125 million decrease in cash flows from operating activities in 2019 compared to 2018. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $2.16 billion, $2.43 billion and $1.94 billion in 2020, 2019 and 2018, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty and annuity businesses. Net cash used in investing activities was $1.56 billion in 2020 compared to $3.07 billion in 2019, a decrease of $1.51 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity segment had net cash flows from annuity policyholders of $351 million in 2020 and $1.66 billion in 2019. Settlements of equity index call options exceeded purchases by $322 million in 2020 compared to $64 million in 2019, accounting for a $258 million decrease in cash used in investing activities. On December 31, 2020, AFG completed the sale of GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon. The assets sold included $425 million in cash and cash equivalents, resulting in an increase in cash used in investing activities in 2020. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $281 million use of cash in 2020 compared to an $11 million source of cash in 2019, accounting for a $292 million increase in net cash used in investing activities in 2020 compared to 2019. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $3.07 billion in 2019 compared to $5.35 billion in 2018, a decrease of $2.28 billion. As discussed below (under net cash provided by financing activities), AFG’s annuity segment had net cash flows from annuity policyholders of $1.66 billion in 2019 and $2.76 billion in 2018. In addition, AFG’s cash on hand increased by $799 million during 2019 as AFG held more cash due to fewer investment opportunities in 2019 compared to 2018 when AFG invested a large portion of its cash on hand at the beginning of the year. Net investment activity in the managed investment entities was an $11 million source of cash in 2019 compared to a $169 million use of cash in 2018, accounting for a $180 million decrease in net cash used in investing activities in 2019 compared to 2018.

Net Cash Provided by (Used In) Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, issuances and repurchases of common stock, and dividend payments. Net cash used in financing activities was $123 million in 2020 compared to net cash provided by financing activities of $1.41 billion in 2019, a decrease in net cash provided by financing activities of $1.53 billion. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $351 million in 2020 compared to $1.66 billion in 2019, resulting in a $1.31 billion decrease in net cash provided by financing activities in 2020 compared to 2019. In 2020, GALIC transferred $554 million of cash as part of its reinsurance agreement with Commonwealth to cede in force traditional fixed and indexed annuities. In 2020, AFG issued $300 million of 5.25% Senior Notes due in 2030, $150 million of 5.625% Subordinated Debentures due in 2060 and $200 million of 4.50% Subordinated Debentures due in 2060. The net proceeds of these offerings contributed $634 million to net cash provided by financing activities in 2020. The November 2020 redemption of AFG’s 6% Subordinated Debentures due in 2055 was a $150 million use of cash in 2020. In 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059 and $200 million of 5.125% Subordinated Debentures due in 2059, the net proceeds of which contributed $315 million to net cash provided by financing activities in 2019. The December 2019 redemption of AFG’s 6-1/4% Subordinated Debentures was a $150 million use of cash in 2019. During 2020, AFG repurchased $313 million of its Common Stock compared to no share repurchases in 2019. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $2.00 per share in 2020 and $3.30 per share in 2019, which resulted in total cash dividends of $334 million in 2020 compared to $444 million in 2019. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $221 million in 2020 compared to retirements of managed investment entity liabilities exceeding issuances by $11 million in 2019, accounting for an $232 million increase in net cash provided by financing activities in 2020 compared to 2019. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash provided by financing activities was $1.41 billion in 2019 compared to $2.44 billion in 2018, a decrease of $1.03 billion. Annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $1.66 billion in 2019 compared to $2.76 billion in 2018, resulting in a $1.10 billion decrease in net cash provided by financing activities in 2019 compared to 2018. In 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059 and $200 million of 5.125% Subordinated Debentures due in 2059, the net proceeds of which contributed $315 million to net cash provided by financing activities in 2019. The December redemption of AFG’s 6-1/4% Subordinated Debentures was a $150 million use of cash in 2019. During 2018, AFG had no additional long-term debt borrowings or repayments. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $3.30 per share and $3.00 per share in 2019 and 2018, respectively, which resulted in total cash dividends of $444 million in 2019 compared to $394 million in 2018. Retirements of managed investment entity liabilities exceeded issuances by $11 million in 2019 compared to issuances of managed investment entity liabilities exceeding retirements by $48 million in 2018, accounting for a $59 million decrease in net cash provided by financing activities in 2019 compared to 2018.

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

As discussed above, in January 2021, AFG reached a definitive agreement to sell its annuity business to MassMutual for $3.5 billion in cash, subject to final closing adjustments. AFG’s capital and liquidity will be significantly enhanced as a result of the transaction. With a strong balance sheet and substantial excess capital, management will continue to evaluate opportunities for deploying AFG’s excess capital, including the potential for healthy, profitable organic growth, expansion of the Specialty property & casualty niche businesses through acquisitions and start-ups that meet target return thresholds, as well as share repurchases and special dividends.

In December 2020, AFG replaced its existing credit facility with a new five-year, $500 million revolving credit facility which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875%

(currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2020.

In 2020, AFG repurchased 4,531,394 shares of its Common Stock for $313 million and paid a special cash dividend of $2.00 per share of AFG Common Stock in December totaling approximately $173 million.

In 2020, AFG issued $300 million of 5.25% Senior Notes due in April 2030, $150 million of 5.625% Subordinated Debentures due in June 2060 and $200 million of 4.50% Subordinated Debentures due in September 2060 to increase liquidity and provide flexibility at the parent holding company in its response to the uncertainties of the economic environment. The net proceeds from the offerings were used for general corporate purposes, which included repurchases of outstanding common shares and the November 2020 redemption of AFG’s $150 million outstanding principal amount of 6% Subordinated Debentures due in November 2055 at par value.

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

Subsidiary Liquidity   GALIC, which is expected to be sold in the second quarter of 2021, is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions, which provides the annuity operations with an additional source of liquidity. At December 31, 2020, GALIC had $1.13 billion in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.31% to 1.35% (average rate of 0.53% at December 31, 2020). While these advances must be repaid between 2021 and 2025 ($931 million in 2021 and $200 million in 2025), GALIC has the option to prepay all or a portion on the majority of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. At December 31, 2020, GALIC estimated that it had additional borrowing capacity of approximately $600 million from the FHLB.

In February 2020, GALIC entered into a flow reinsurance agreement with Commonwealth under which GALIC cedes certain newly issued traditional fixed and indexed annuities on a quota share coinsurance basis with such quota share percentages being up to 50%. That agreement was effective for policies issued after May 6, 2020. Under accounting guidance, the reinsurance transaction will be accounted for using the deposit method.

As discussed above, in the fourth quarter of 2020, GALIC entered into a reinsurance agreement with Commonwealth. Under the terms of the agreement, GALIC ceded approximately $5.96 billion of traditional fixed and indexed annuities, representing approximately 15% of its in force business, and transferred a similar amount of investments to Commonwealth. The assets transferred were primarily available for sale fixed maturity securities, the disposal of which resulted in the recognition of approximately $292 million (net of DPAC and tax) in net realized gains on securities. Under reinsurance accounting guidance, the transaction will be accounted for using the deposit method and the loss on the transaction will be deferred and recognized over the expected life of the underlying annuity contracts (7-10 years). Under both the flow and the block reinsurance agreements, Commonwealth is required to maintain collateral in trusts in excess of amounts owed to GALIC.

In the fourth quarter of 2018, GALIC entered into a reinsurance treaty with Hannover Life Reassurance Company of America that transfers the risk of certain surrender activity in GALIC’s fixed-indexed annuity business. This treaty meets the statutory risk transfer rules and resulted in increases in statutory surplus (through an after-tax reserve credit) of $139 million at December 31, 2020 and $124 million at December 31, 2019. The treaty reduces statutory capital and surplus volatility related to GALIC’s fixed-indexed annuity policies from stock market fluctuations, which could impact GALIC’s risk-based capital and the amount of dividends available in future periods. Under GAAP, this transaction does not meet the GAAP insurance risk transfer criteria and did not have a material impact on AFG’s financial statements.

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

For statutory accounting purposes, equity securities of non-affiliates and equity call and put options used in the fixed-indexed and variable-indexed annuity business are generally carried at fair value. At December 31, 2020, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.59 billion and equity index call and put options with a net fair value of $820 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and benefits and operating expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Even in the current uncertain COVID-19 environment, management believes that the capital levels in AFG’s insurance subsidiaries are adequate to maintain its business and rating agency ratings. Should the current adverse financial conditions continue into 2021, AFG’s insurance subsidiaries will reduce dividend payments to AFG parent as needed to maintain sufficient capital at the insurance companies. Nonetheless, changes in statutory accounting rules, significant declines in the fair value of the insurance subsidiaries’ investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Condensed Parent Only Cash Flows
AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$483	$306	$215
Net cash provided by (used in) investing activities	(294)	(56)	10
Net cash used in financing activities	(140)	(242)	(366)
Net change in cash and cash equivalents	$49	$8	$(141)

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $483 million in 2020 compared to $306 million in 2019 and $215 million in 2018. The $177 million increase in net cash provided by operating activities in 2020 as compared to 2019 was due primarily to higher dividends received from subsidiaries in 2020 as compared to 2019. The $91 million increase in net cash provided by operating activities in 2019 as compared to 2018 was due primarily to higher dividends received from subsidiaries.

Parent Net Cash Provided by (Used in) Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and, to a much lesser extent, parent company investment activity. Parent holding company net cash used in investing activities was $294 million in 2020 compared to

$56 million in 2019 and net cash provided by investing activities of $10 million in 2018. The $56 million in net cash used in investing activities in 2019 and the $10 million in net cash provided by investing activities in 2018 are significantly lower than the $294 million in net cash used in investing activities in 2020 due primarily to higher capital contributions to AFG’s property and casualty subsidiaries in 2020.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of the issuance and retirement of long-term debt, dividends to shareholders, and, to a lesser extent, proceeds from employee stock option exercises and repurchases of AFG Common Stock. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $140 million in 2020 compared to $242 million in 2019 and $366 million in 2018. The $102 million decrease in net cash used in financing activities in 2020 as compared to 2019 reflects the net issuances of long-term debt in 2020 and lower dividends (due primarily to special dividends of $2.00 per share in 2020 compared to special dividends of $3.30 per share in 2019), partially offset by $313 million in repurchases of outstanding common shares in 2020 compared to no repurchases in 2019. The $124 million decrease in net cash used in financing activities in 2019 as compared to 2018 reflects the net issuances of long-term debt in 2019, partially offset by higher dividends (due primarily to special dividends of $3.30 per share in 2019 compared to $3.00 per share in 2018).

Contractual Obligations
The following table shows an estimate (based on historical patterns and expected trends) of payments to be made for insurance reserve liabilities, as well as scheduled payments for major contractual obligations (in millions).

	Total	Within One Year	2-3 Years	4-5 Years	More than 5 Years
Annuities (a)	$46,885	$4,584	$10,716	$11,559	$20,026
Life, accident and health liabilities (a)	1,217	99	212	139	767
Property and casualty unpaid losses and loss adjustment expenses (b)	10,392	2,827	2,764	1,174	3,627
Long-term debt, including interest	4,307	92	184	184	3,847
Operating leases (c)	178	43	64	43	28
Total	$62,979	$7,645	$13,940	$13,099	$28,295
(a)Amounts presented in the table represent estimated cash payments under such contracts, based on significant assumptions related to mortality, morbidity, lapse, renewal, retirement and annuitization. These assumptions also include interest and index crediting consistent with assumptions used to amortize DPAC and assess loss recognition. All estimated cash payments are undiscounted for the time value of money. As a result, total outflows for all years exceed the corresponding liabilities of $42.57 billion for annuity benefits accumulated and $607 million for life, accident and health reserves included in AFG’s Balance Sheet as of December 31, 2020. Based on the same assumptions, AFG projects reinsurance recoveries related to annuity benefits accumulated totaling $7.25 billion as follows: Within 1 year — $876 million; 2-3 years — $1.73 billion; 4-5 years — $2.05 billion; and thereafter — $2.59 billion and reinsurance recoveries related to life, accident and health reserves totaling $577 million as follows: Within 1 year — $58 million; 2-3 years — $91 million; 4-5 years — $74 million; and thereafter — $354 million. Actual payments and their timing could differ significantly from these estimates. Both the annuities and life, accident and health liabilities are part of the pending sale of annuity business, which is expected to close in the second quarter of 2021.
(b)Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Based on the same assumptions, AFG projects reinsurance recoveries related to these reserves totaling $3.12 billion as follows: Within 1 year — $848 million; 2-3 years — $829 million; 4-5 years — $352 million; and thereafter — $1.09 billion. Actual payments and their timing could differ significantly from these estimates.
(c)Amounts presented in the table represent lease component payments, including short-term lease payments, and exclude non-lease component payments of building leases (primarily common area maintenance and property tax payments). Estimated non-lease component payments totaling $89 million are as follows: Within 1 year — $18 million; 2-3 years — $30 million; 4-5 years — $25 million; and thereafter — $16 million.

AFG has no material contractual purchase obligations or other long-term liabilities at December 31, 2020.

Off-Balance Sheet Arrangements
See Note Q — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments
AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2020, contained $43.21 billion (79% in the annuity subsidiaries to be sold) in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $66 million (64% in the annuity subsidiaries to be sold) in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $1.25 billion (46% in the annuity subsidiaries to be sold) in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $413 million (50% in the annuity subsidiaries to be sold) in equity securities carried at fair value with holding gains and losses included in net investment income.

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

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2020, the average life of AFG’s fixed maturities was about 5-1/2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 87% was priced using pricing services at December 31, 2020 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2020 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$43,273
Percentage impact on fair value of 100 bps increase in interest rates	(3.5%)
Pretax impact on fair value of fixed maturity portfolio	$(1,515)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	650
Estimated pretax impact on accumulated other comprehensive income	(865)
Deferred income tax	182
Estimated after-tax impact on accumulated other comprehensive income	$(683)

At December 31, 2020 the fair value of the fixed maturity portfolio in AFG’s property and casualty group was $9.10 billion. The pretax impact on the fair value upon a 100 basis point increase in interest rates would have been a decline of approximately $273 million in fair value ($216 million after tax) at December 31, 2020.

Approximately 88% of the fixed maturities held by AFG at December 31, 2020, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

MBS are subject to significant prepayment risk because, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates.

Summarized information for AFG’s MBS (including those classified as trading) at December 31, 2020, is shown in the table below (dollars in millions). Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The average life of the residential and commercial MBS is approximately 3-1/2 years and 3 years, respectively. Approximately 75% of AFG’s MBS are owned in the annuity businesses expected to be sold.

	Amortized Cost, net (*)	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)	% Rated Investment Grade
Collateral type
Residential:
Agency-backed	$487	$494	101%	$7	100%
Non-agency prime	1,297	1,403	108%	106	62%
Alt-A	757	860	114%	103	36%
Subprime	269	299	111%	30	17%
Commercial	748	790	106%	42	96%
	$3,558	$3,846	108%	$288	65%
(*)Amortized cost, net of allowance for expected credit losses.

The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2020, 96% (based on statutory carrying value of $3.52 billion) of AFG’s MBS had an NAIC designation of 1.

Municipal bonds represented approximately 13% of AFG’s fixed maturity portfolio at December 31, 2020. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2020, approximately 79% of the municipal bond portfolio was held in revenue bonds, with the remaining 21% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2020, is shown in the following table (dollars in millions). Approximately $2.47 billion of available for sale fixed maturity securities had no unrealized gains or losses at December 31, 2020.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$35,209	$5,528
Amortized cost of securities	$32,252	$5,646
Gross unrealized gain (loss)	$2,957	$(118)
Fair value as % of amortized cost	109%	98%
Number of security positions	4,160	620
Number individually exceeding $2 million gain or loss	374	4
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$486	$(2)
Banks, savings and credit institutions	446	(7)
Mortgage-backed securities	294	(6)
Insurance	226	—
Other asset-backed securities	169	(66)
Technology	160	(1)
Collateralized loan obligations	27	(17)
Percentage rated investment grade	92%	88%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2020, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	5%	—%
After one year through five years	30%	10%
After five years through ten years	29%	7%
After ten years	8%	4%
	72%	21%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3-1/2 years)	19%	74%
Mortgage-backed securities (average life of approximately 3-1/2 years)	9%	5%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2020
Securities with unrealized gains:
Exceeding $500,000 (1,523 securities)	$22,847	$2,570	113%
$500,000 or less (2,637 securities)	12,362	387	103%
	$35,209	$2,957	109%
Securities with unrealized losses:
Exceeding $500,000 (70 securities)	$1,250	$(74)	94%
$500,000 or less (550 securities)	4,278	(44)	99%
	$5,528	$(118)	98%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2020
Investment grade fixed maturities with losses for:
Less than one year (241 securities)	$2,813	$(56)	98%
One year or longer (147 securities)	2,057	(34)	98%
	$4,870	$(90)	98%
Non-investment grade fixed maturities with losses for:
Less than one year (184 securities)	$554	$(21)	96%
One year or longer (48 securities)	104	(7)	94%
	$658	$(28)	96%

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

a)whether the unrealized loss is credit-driven or a result of changes in market interest rates,
b)the extent to which fair value is less than cost basis,
c)cash flow projections received from independent sources,
d)historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases,
e)near-term prospects for improvement in the issuer and/or its industry,
f)third-party research and communications with industry specialists,
g)financial models and forecasts,
h)the continuity of interest payments, maintenance of investment grade ratings and hybrid nature of certain investments,
i)discussions with issuer management, and
j)ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2020. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Consolidated Realized Gains (Losses) on Securities.”

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

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2020 and gross written premiums for the year ended December 31, 2020.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$779	$2,423	$563	$3,765	$1,340
Workers’ compensation	989	1,304	345	2,638	1,130
Other liability — claims made	233	389	288	910	663
Commercial auto/truck liability/medical	289	352	122	763	470
Special property (fire, allied lines, inland marine, earthquake)	222	208	30	460	1,457
Products liability — occurrence	86	219	144	449	169
Commercial multi-peril	169	110	81	360	328
Other lines	181	432	119	732	1,197
Total Statutory	2,948	5,437	1,692	10,077	6,754
Adjustments for GAAP:
Foreign operations	115	165	29	309	319
Deferred gains on retroactive reinsurance	—	22	—	22	—
Loss reserve discounting	(5)	—	—	(5)	—
Other	(11)	—	—	(11)	14
Total Adjustments for GAAP	99	187	29	315	333
Total GAAP Reserves and Premiums	$3,047	$5,624	$1,721	$10,392	$7,087

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

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$52
Workers’ compensation	71
Other liability — claims made	17
Commercial auto/truck liability/medical	11

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2020, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2020	Effect on Net Earnings (b)
Other liability — occurrence	5.5%	$1,643	$(90)
Workers’ compensation	(4.5%)	2,223	100
Other liability — claims made	(2.2%)	691	15
Commercial auto/truck liability/medical	(0.9%)	538	5
(a)Adverse (favorable), net of tax effect.
(b)Excludes asbestos and environmental liabilities.

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

Other Liability — Occurrence

This long-tail line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability — occurrence include:
•Litigious climate
•Unpredictability of judicial decisions regarding coverage issues
•Magnitude of jury awards
•Outside counsel costs
•Timing of claims reporting

AFG recorded adverse prior year reserve development of $99 million in 2020 and $143 million in 2019 related to its other liability — occurrence coverage due primarily to continued claim severity increases in excess and umbrella liability coverages. AFG recorded adverse prior year reserve development of $48 million in 2018 due to claim severity increases in excess and umbrella liability coverages as well as late emergence of excess workers’ compensation and Texas non-subscribers workers’ injury claims.

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

Workers’ Compensation

This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers’ compensation include:
•Legislative actions and regulatory and legal interpretations
•Future medical cost inflation
•Economic conditions
•Frequency of reopening claims previously closed
•Advances in medical equipment and processes
•Pace and intensity of employee rehabilitation
•Changes in the use of pharmaceutical drugs
•Changes in longevity trends for permanently injured workers

Approximately 28% and 23% of AFG’s workers’ compensation reserves at December 31, 2020 relate to policies written in Florida and California, respectively. The Castellanos v. Next Door Company decision in Florida and the implementation of Senate Bill 863 in California are two examples of changes that impacted the workers’ compensation operating environment and added difficulty and uncertainty to the estimation of related liabilities.

AFG recorded favorable prior year reserve development of $178 million in 2020 due to lower than anticipated medical claim severity and improving claim closure rates, particularly in the southeastern United States and California. AFG recorded favorable prior year reserve development of $180 million in 2019 related to its workers’ compensation coverage due to lower than anticipated frequency of lost-time claims and medical severity. AFG recorded favorable prior year reserve development of $127 million in 2018 due to lower than anticipated claim severity in the southeastern United States and improving claim closure rates in California.

Other Liability — Claims Made

This long-tail line of business consists mostly of directors’ and officers’ liability (“D&O”). Some of the important variables affecting estimation of loss reserves for other liability — claims made include:
•Litigious climate
•Economic conditions
•Variability of stock prices
•Magnitude of jury awards
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

AFG recorded favorable prior year reserve development of $8 million in 2020, $4 million in 2019 and $9 million in 2018 on its D&O business as claim frequency and severity was less than expected across several prior accident years.

Commercial Auto/Truck Liability/Medical

This line of business is a mix of coverage protecting the insured against legal liability for property damage or personal injury to others arising from the operation of commercial motor vehicles. The property damage liability exposure is usually short-tail with relatively quick reporting and settlement of claims. The bodily injury and medical payments exposures are longer-tailed; although the claim reporting is relatively quick, the final settlement can take longer to achieve. Some of the important variables affecting estimation of loss reserves for commercial auto/truck liability/medical are similar to other liability — occurrence and include:
•Magnitude of jury awards
•Unpredictability of judicial decisions regarding coverage issues
•Litigious climate and trends
•Change in frequency of severe accidents
•Health care costs and utilization of medical services by injured parties

AFG recorded favorable prior year reserve development of $16 million in 2020, $15 million in 2019 and $26 million in 2018. Although severity trends for this line of business continue to be elevated, the severity has been lower than initially projected in each period.

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

	2020	2019	2018
Before reinsurance (gross)	97.1%	95.6%	94.1%
Effect of reinsurance	(1.6%)	0.2%	(0.3%)
Actual (net of reinsurance)	95.5%	95.8%	93.8%

Outside of its property and casualty operations, AFG also has reinsurance recoverables of $6.54 billion related to the annuity business and $265 million related to the run-off long-term care and life business. The annuity related recoverable is due from Commonwealth Annuity and Life Insurance Company. Under the terms of the agreements, Commonwealth is required to maintain collateral in trusts in excess of amounts owed to GALIC. Of the $265 million related to the run-off long-term care and life business, $183 million ($179 million net of credit allowances) is due (directly or indirectly) from Hannover Life Reassurance Company of America (rated AA- by S&P).

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2020	2019
Asbestos	$239	$221
Environmental	183	162
A&E reserves, net of reinsurance recoverable	422	383
Reinsurance recoverable, net of allowance	150	146
Gross A&E reserves	$572	$529

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

The following factors could impact AFG’s A&E reserves and payments:
•There is interest at the state level to attempt to legislatively address asbestos liabilities and the manner in which asbestos claims are resolved. These developments are fluid and could result in piecemeal state-by-state solutions.
•The manner by which bankruptcy courts are addressing asbestos liabilities is in flux.
•AFG’s insureds may make claims alleging significant non-products exposures.

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of bankruptcy filings and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net earnings by approximately $38 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2020	2019	2018
Number of policyholders with no indemnity payments:
Asbestos	97	98	94
Environmental	116	113	112
	213	211	206
Number of policyholders with indemnity payments:
Asbestos	48	46	49
Environmental	22	17	32
	70	63	81
Total	283	274	287

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including LAE, were as follows (in millions):

	2020	2019	2018
Asbestos	$8	$17	$9
Environmental	—	13	17
Total	$8	$30	$26

The survival ratio is a measure often used by industry analysts to compare A&E reserves’ strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2020, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2019, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2020)	21.5	18.2	19.9
Industry (12/31/2019)	7.9	8.5	8.1

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

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2019. As a result of the 2019 internal review, AFG’s property and casualty insurance segment recorded an $18 million pretax special charge to increase its asbestos reserves by $3 million (net of reinsurance) and its environmental reserves by $15 million (net of reinsurance). The increase in property and casualty environmental reserves relates to updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites.

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

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. Charges resulting from the A&E study and reviews were $21 million in 2020, $11 million in 2019 and $9 million in 2018. For a discussion of the charges recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $101 million at December 31, 2020. For a discussion of the uncertainties in determining the ultimate liability, see Note N — “Contingencies” to the financial statements.

Indexed Annuity Embedded Derivatives   As of December 31, 2020, annuity benefits accumulated in AFG’s Balance Sheet includes $3.93 billion for the fair value of the derivatives embedded in its fixed-indexed and variable-indexed annuities. As discussed in Note F — “Derivatives” to the financial statements, AFG’s fixed-indexed and variable-

indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. Under GAAP, this index participation is considered an embedded derivative that is required to be carried at fair value in the financial statements. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. The fair value of the embedded derivatives represents an estimate of the present value of projected policyholder benefits from the equity participation in excess of the projected minimum guaranteed contract values. As discussed in Note D — “Fair Value Measurements” to the financial statements, the fair value of the embedded derivatives is impacted by fluctuations in interest rates, the stock market (including the cost of options), policyholder behavior and other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results. The indexed annuity embedded derivatives are part of the pending sale of annuity business, which is expected to close in the second quarter of 2021.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2020
Assets:
Cash and investments	$52,702	$—	$(200)	(a)	$52,502
Assets of managed investment entities	—	4,971	—		4,971
Other assets	16,093	—	—	(a)	16,093
Total assets	$68,795	$4,971	$(200)		$73,566
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,195	$—	$—		$13,195
Annuity, life, accident and health benefits and reserves	43,180	—	—		43,180
Liabilities of managed investment entities	—	4,971	(200)	(a)	4,771
Long-term debt and other liabilities	5,631	—	—		5,631
Total liabilities	62,006	4,971	(200)		66,777

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,367	—	—		1,367
Retained earnings	4,149	—	—		4,149
Accumulated other comprehensive income, net of tax	1,273	—	—		1,273
Total shareholders’ equity	6,789	—	—		6,789
Noncontrolling interests	—	—	—		—
Total equity	6,789	—	—		6,789
Total liabilities and equity	$68,795	$4,971	$(200)		$73,566

December 31, 2019
Assets:
Cash and investments	$55,416	$—	$(164)	(a)	$55,252
Assets of managed investment entities	—	4,736	—		4,736
Other assets	10,143	—	(1)	(a)	10,142
Total assets	$65,559	$4,736	$(165)		$70,130
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,062	$—	$—		$13,062
Annuity, life, accident and health benefits and reserves	41,018	—	—		41,018
Liabilities of managed investment entities	—	4,736	(165)	(a)	4,571
Long-term debt and other liabilities	5,210	—	—		5,210
Total liabilities	59,290	4,736	(165)		63,861

Redeemable noncontrolling interests	—	—	—		—

Shareholders’ equity:
Common Stock and Capital surplus	1,397	—	—		1,397
Retained earnings	4,009	—	—		4,009
Accumulated other comprehensive income, net of tax	863	—	—		863
Total shareholders’ equity	6,269	—	—		6,269
Noncontrolling interests	—	—	—		—
Total equity	6,269	—	—		6,269
Total liabilities and equity	$65,559	$4,736	$(165)		$70,130
(a)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,325	$—	$—		$1,325
Net investment income	567	—	(19)	(b)	548
Realized gains (losses) on:
Securities	591	—	—		591
Subsidiaries	53	—	—		53
Income (loss) of managed investment entities:
Investment income	—	47	—		47
Gain (loss) on change in fair value of assets/liabilities	—	(1)	9	(b)	8
Other income	55	—	(4)	(c)	51
Total revenues	2,591	46	(14)		2,623
Costs and Expenses:
Insurance benefits and expenses	1,563	—	—		1,563
Expenses of managed investment entities	—	46	(14)	(b)(c)	32
Interest charges on borrowed money and other expenses	144	—	—		144
Total costs and expenses	1,707	46	(14)		1,739
Earnings before income taxes	884	—	—		884
Provision for income taxes	190	—	—		190
Net earnings, including noncontrolling interests	694	—	—		694
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$692	$—	$—		$692

Three months ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,370	$—	$—		$1,370
Net investment income	586	—	7	(b)	593
Realized gains (losses) on securities	65	—	—		65
Income (loss) of managed investment entities:
Investment income	—	63	—		63
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(13)	(b)	(14)
Other income	57	—	(4)	(c)	53
Total revenues	2,078	62	(10)		2,130
Costs and Expenses:
Insurance benefits and expenses	1,685	—	—		1,685
Expenses of managed investment entities	—	62	(10)	(b)(c)	52
Interest charges on borrowed money and other expenses	134	—	—		134
Total costs and expenses	1,819	62	(10)		1,871
Earnings before income taxes	259	—	—		259
Provision for income taxes	68	—	—		68
Net earnings, including noncontrolling interests	191	—	—		191
Less: Net earnings (loss) attributable to noncontrolling interests	(20)	—	—		(20)
Net earnings attributable to shareholders	$211	$—	$—		$211
(a)Includes income of $19 million in the fourth quarter of 2020 and a loss of $7 million in the fourth quarter of 2019, representing the change in fair value of AFG’s CLO investments plus $4 million in both the fourth quarter of 2020 and 2019 in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $10 million and $6 million in the fourth quarter of 2020 and 2019, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$5,099	$—	$—		$5,099
Net investment income	2,130	—	2	(b)	2,132
Realized gains (losses) on:
Securities	289	—	—		289
Subsidiaries	23	—	—		23
Income (loss) of managed investment entities:
Investment income	—	201	—		201
Gain (loss) on change in fair value of assets/liabilities	—	(11)	(28)	(b)	(39)
Other income	219	—	(15)	(c)	204
Total revenues	7,760	190	(41)		7,909
Costs and Expenses:
Insurance benefits and expenses	6,394	—	—		6,394
Expenses of managed investment entities	—	190	(41)	(b)(c)	149
Interest charges on borrowed money and other expenses	518	—	—		518
Total costs and expenses	6,912	190	(41)		7,061
Earnings before income taxes	848	—	—		848
Provision for income taxes	127	—	—		127
Net earnings, including noncontrolling interests	721	—	—		721
Less: Net earnings (loss) attributable to noncontrolling interests	(11)	—	—		(11)
Net earnings attributable to shareholders	$732	$—	$—		$732

Year ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$5,185	$—	$—		$5,185
Net investment income	2,307	—	(4)	(b)	2,303
Realized gains (losses) on securities	287	—	—		287
Income (loss) of managed investment entities:
Investment income	—	269	—		269
Gain (loss) on change in fair value of assets/liabilities	—	(8)	(22)	(b)	(30)
Other income	238	—	(15)	(c)	223
Total revenues	8,017	261	(41)		8,237
Costs and Expenses:
Insurance benefits and expenses	6,400	—	—		6,400
Expenses of managed investment entities	—	261	(41)	(b)(c)	220
Interest charges on borrowed money and other expenses	509	—	—		509
Total costs and expenses	6,909	261	(41)		7,129
Earnings before income taxes	1,108	—	—		1,108
Provision for income taxes	239	—	—		239
Net earnings, including noncontrolling interests	869	—	—		869
Less: Net earnings (loss) attributable to noncontrolling interests	(28)	—	—		(28)
Net earnings attributable to shareholders	$897	$—	$—		$897
(a)Includes a loss of $2 million in 2020 and income of $4 million in 2019, representing the change in fair value of AFG’s CLO investments plus $15 million in both 2020 and 2019 in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $26 million in both 2020 and 2019 in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$4,865	$—	$—		$4,865
Net investment income	2,101	—	(7)	(b)	2,094
Realized gains (losses) on securities	(266)	—	—		(266)
Income (loss) of managed investment entities:
Investment income	—	255	—		255
Gain (loss) on change in fair value of assets/liabilities	—	(7)	(14)	(b)	(21)
Other income	239	—	(16)	(c)	223
Total revenues	6,939	248	(37)		7,150
Costs and Expenses:
Insurance benefits and expenses	5,845	—	—		5,845
Expenses of managed investment entities	—	248	(37)	(b)(c)	211
Interest charges on borrowed money and other expenses	455	—	—		455
Total costs and expenses	6,300	248	(37)		6,511
Earnings before income taxes	639	—	—		639
Provision for income taxes	122	—	—		122
Net earnings, including noncontrolling interests	517	—	—		517
Less: Net earnings (loss) attributable to noncontrolling interests	(13)	—	—		(13)
Net earnings attributable to shareholders	$530	$—	$—		$530
(a)Includes income of $7 million representing the change in fair value of AFG’s CLO investments plus $16 million in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $21 million in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

RESULTS OF OPERATIONS

General
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. For example, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) and significant tax benefits (charges) related to subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as the Neon exited lines and for asbestos and environmental exposures, are excluded from core earnings.

Beginning with the second quarter of 2019, AFG’s core net operating earnings for its annuity segment excludes unlocking, the impact of changes in the fair value of derivatives related to fixed-indexed annuities (“FIAs”), and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs (“annuity non-core earnings (losses)”). Fluctuations in interest rates and the stock market, among other factors, can cause volatility in the periodic measurement of FIA liabilities that management believes can be inconsistent with the long-term economics of this growing portion of AFG’s annuity business. Management believes that separating these impacts as “non-core” provides investors with a better view of the fundamental performance of the business, and a more comparable measure of the annuity segment’s business compared to the results identified as “core” by its peers. Core net operating earnings for the annuity segment for the first quarter of 2019 and prior periods were not adjusted, so results for periods following the change are not directly comparable to prior periods. The impact of the items now considered annuity non-core earnings on prior periods is highlighted in the discussion following the reconciliation of net earnings attributable to shareholders to core net operating earnings.

In the fourth quarter of 2020, AFG entered into a reinsurance agreement (“annuity block reinsurance”) with Commonwealth. Under reinsurance accounting guidance, the transaction will be accounted for using the deposit method and the $180 million loss on the transaction will be deferred and recognized over the expected life of the underlying annuity contracts (7-10 years). Consistent with internal management reporting, the impact of reinsurance on earnings, which includes the amortization of the deferred loss and the impact of changes related to FIAs (discussed above) that are related to reinsured policies and other impacts of reinsurance are excluded from core operating earnings and reported as “annuity non-core earnings (losses)”.

In January 2021, AFG entered into a definitive agreement to sell its Annuity business to MassMutual. Beginning with the first quarter of 2021, AFG will report the results of its annuity segment and the run-off life and long-term care operations (reported in the Holding Company, Other and Unallocated segment) as discontinued operations, in accordance with GAAP, which includes adjusting prior period results to reflect these operations as discontinued.

In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. Neon and its predecessor, Marketform, have failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), beginning with the first quarter of 2020, AFG’s core net operating earnings for its property and casualty insurance segment excludes the run-off operations of Neon (“Neon exited lines”). In the third quarter of 2020, AFG reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. The transaction closed in the fourth quarter of 2020.

AFG recorded $111 million in non-core losses related to the runoff of the Neon business in 2020, which included a $23 million gain on the sale of the business. In conjunction with the sale, AFG recognized a tax benefit of $72 million, resulting in a net non-core, after-tax loss of $39 million from the Neon exited lines in 2020.

The Neon exited lines impact is highlighted in the discussion following the reconciliation of net earnings attributable to shareholders to core net operating earnings.

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

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2018
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$346	$251	$946	$967	$932
Pretax non-core items:
Realized gains (losses) on securities	591	65	289	287	(266)
Annuity non-core earnings (losses) (a)	(48)	24	(188)	(36)	—
Special A&E charges	—	—	(68)	(29)	(27)
Neon exited lines (b)	—	(76)	(122)	(76)	—
Loss on retirement of debt	(5)	(5)	(5)	(5)	—
Other	—	—	(4)	—	—
Earnings before income taxes	884	259	848	1,108	639
Provision for income taxes:
Core operating earnings	77	50	194	193	184
Non-core items:
Realized gains (losses) on securities	123	14	60	60	(56)
Annuity non-core earnings (losses) (a)	(10)	5	(39)	(7)	—
Special A&E charges	—	—	(14)	(6)	(6)
Neon exited lines (b)	1	—	(72)	—	—
Loss on retirement of debt	(1)	(1)	(1)	(1)	—
Other	—	—	(1)	—	—
Total provision for income taxes	190	68	127	239	122
Net earnings, including noncontrolling interests	694	191	721	869	517
Less net earnings (loss) attributable to noncontrolling interests:
Core operating earnings	—	(2)	—	(10)	(13)
Neon exited lines (b)	2	(18)	(11)	(18)	—
Total net earnings (loss) attributable to noncontrolling interests	2	(20)	(11)	(28)	(13)
Net earnings attributable to shareholders	$692	$211	$732	$897	$530

Net earnings:
Core net operating earnings	$269	$203	$752	$784	$761
Realized gains (losses) on securities	468	51	229	227	(210)
Annuity non-core earnings (losses) (a)	(38)	19	(149)	(29)	—
Special A&E charges	—	—	(54)	(23)	(21)
Neon exited lines (b)	(3)	(58)	(39)	(58)	—
Loss on retirement of debt	(4)	(4)	(4)	(4)	—
Other	—	—	(3)	—	—
Net earnings attributable to shareholders	$692	$211	$732	$897	$530

Diluted per share amounts:
Core net operating earnings	$3.09	$2.22	$8.44	$8.62	$8.40
Realized gains (losses) on securities	5.36	0.56	2.56	2.47	(2.31)
Annuity non-core earnings (losses) (a)	(0.44)	0.21	(1.67)	(0.31)	—
Special A&E charges	—	—	(0.61)	(0.25)	(0.24)
Neon exited lines (b)	(0.04)	(0.64)	(0.45)	(0.64)	—
Loss on retirement of debt	(0.04)	(0.04)	(0.04)	(0.04)	—
Other	—	—	(0.03)	—	—
Net earnings attributable to shareholders	$7.93	$2.31	$8.20	$9.85	$5.85
(a)As discussed above, beginning with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered annuity non-core earnings

(losses). In addition, the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts are considered non-core earnings (losses).
(b)As discussed above, beginning with the first quarter of 2020, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

AFG reported net earnings attributable to shareholders of $692 million in the fourth quarter of 2020 compared to $211 million in the fourth quarter of 2019 reflecting higher after-tax net realized gains on securities resulting from the disposal of investments associated with AFG’s annuity block reinsurance transaction, higher core net operating earnings and lower non-core losses from the Neon exited lines, partially offset by annuity non-core losses in the fourth quarter of 2020 compared to annuity non-core earnings in the fourth quarter of 2019. Core net operating earnings for the fourth quarter of 2020 increased $66 million compared to the fourth quarter of 2019 reflecting higher core net operating earnings in the annuity segment and higher core underwriting profit in the property and casualty insurance segment, partially offset by higher interest charges on borrowed money.

Net earnings attributable to shareholders decreased $165 million for the full-year of 2020 compared to the same period in 2019 reflecting lower core net operating earnings and higher special A&E charges. In addition, net earnings attributable to shareholders includes after-tax losses of $149 million for the full year of 2020 and $38 million for the full year of 2019 (after tax losses of $9 million in the first quarter, $27 million in the second quarter, $21 million in the third quarter and an after tax gain of $19 million in the fourth quarter) from the annuity reinsurance transaction entered into in the fourth quarter of 2020, annuity unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs. As discussed above, unlocking and this impact on the accounting for FIAs is considered non-core earnings (losses) beginning with the second quarter of 2019. Excluding the $9 million after-tax negative impact of these items on results for the first quarter of 2019, core net operating earnings decreased $41 million in 2020 compared to 2019 reflecting higher interest charges on borrowed money and lower investment income due to lower market interest rates, lower dividend income and the negative impact of the COVID-19 pandemic on partnerships and similar investments and AFG-managed CLOs in both the property and casualty insurance and annuity segments, partially offset by higher underwriting profit in the property and casualty insurance segment and lower holding company expenses.

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

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2020 AND 2019

Segmented Statement of Earnings
AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2020 and 2019 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (c)	GAAP Total
Three months ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,299	$—	$—	$—	$1,299	$—	$26	$1,325
Net investment income	122	429	(19)	16	548	—	—	548
Realized gains (losses) on:
Securities	—	—	—	—	—	591	—	591
Subsidiaries	—	—	—	—	—	—	53	53
Income (loss) of MIEs:
Investment income	—	—	47	—	47	—	—	47
Gain (loss) on change in fair value of assets/liabilities	—	—	8	—	8	—	—	8
Other income	—	36	(4)	19	51	—	—	51
Total revenues	1,421	465	32	35	1,953	591	79	2,623

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	778	—	—	—	778	—	52	830
Commissions and other underwriting expenses	358	—	—	5	363	—	27	390
Annuity benefits	—	242	—	(10)	232	55	—	287
Annuity and supplemental insurance acquisition expenses	—	68	—	1	69	(13)	—	56
Interest charges on borrowed money	—	—	—	24	24	—	—	24
Expenses of MIEs	—	—	32	—	32	—	—	32
Other expenses	11	26	—	72	109	11	—	120
Total costs and expenses	1,147	336	32	92	1,607	53	79	1,739
Earnings before income taxes	274	129	—	(57)	346	538	—	884
Provision for income taxes	58	26	—	(7)	77	112	1	190
Net earnings, including noncontrolling interests	216	103	—	(50)	269	426	(1)	694
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Core Net Operating Earnings	216	103	—	(50)	269
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	292	—	176	468	(468)	—	—
Annuity non-core earnings (losses), net of tax (b)	—	(38)	—	—	(38)	38	—	—
Neon exited lines (c)	(3)	—	—	—	(3)	—	3	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—	—
Other, net of tax	—	—	—	—	—	—	—	—
Net Earnings Attributable to Shareholders	$213	$357	$—	$122	$692	$—	$—	$692

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$1,370	$—	$—	$—	$1,370	$—	$1,370
Net investment income	120	458	7	8	593	—	593
Realized gains (losses) on securities	—	—	—	—	—	65	65
Income (loss) of MIEs:
Investment income	—	—	63	—	63	—	63
Gain (loss) on change in fair value of assets/liabilities	—	—	(14)	—	(14)	—	(14)
Other income	1	30	(4)	26	53	—	53
Total revenues	1,491	488	52	34	2,065	65	2,130

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	866	—	—	—	866	46	912
Commissions and other underwriting expenses	416	—	—	4	420	30	450
Annuity benefits	—	285	—	(4)	281	(30)	251
Annuity and supplemental insurance acquisition expenses	—	65	—	1	66	6	72
Interest charges on borrowed money	—	—	—	18	18	—	18
Expenses of MIEs	—	—	52	—	52	—	52
Other expenses	12	34	—	65	111	5	116
Total costs and expenses	1,294	384	52	84	1,814	57	1,871
Earnings before income taxes	197	104	—	(50)	251	8	259
Provision for income taxes	39	21	—	(10)	50	18	68
Net earnings, including noncontrolling interests	158	83	—	(40)	201	(10)	191
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	—	—	(2)	(18)	(20)
Core Net Operating Earnings	160	83	—	(40)	203
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	51	51	(51)	—
Annuity non-core earnings (losses), net of tax (b)	—	19	—	—	19	(19)	—
Neon exited lines charge	(58)	—	—	—	(58)	58	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—
Net Earnings Attributable to Shareholders	$102	$102	$—	$7	$211	$—	$211
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered annuity non-core earnings (losses). In addition, the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts are considered non-core earnings (losses).
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

AFG’s property and casualty insurance operations contributed $274 million in GAAP pretax earnings in the fourth quarter of 2020 compared to $121 million in the fourth quarter of 2019, an increase of $153 million (126%). Property and casualty core pretax earnings were $274 million in the fourth quarter of 2020 compared to $197 million in the fourth quarter of 2019, an increase of $77 million (39%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines in the fourth quarter of 2019. The increase in core pretax earnings reflects higher core underwriting results in the fourth quarter of 2020 compared to the fourth quarter of 2019.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2020 and 2019 (dollars in millions):

	Three months ended December 31,
	2020	2019	% Change
Gross written premiums	$1,707	$1,749	(2%)
Reinsurance premiums ceded	(491)	(436)	13%
Net written premiums	1,216	1,313	(7%)
Change in unearned premiums	83	57	46%
Net earned premiums	1,299	1,370	(5%)
Loss and loss adjustment expenses	778	866	(10%)
Commissions and other underwriting expenses	358	416	(14%)
Core underwriting gain	163	88	85%

Net investment income	122	120	2%
Other income and expenses, net	(11)	(11)	—%
Core earnings before income taxes	274	197	39%
Pretax non-core Neon exited lines (*)	—	(76)	(100%)
GAAP earnings before income taxes and noncontrolling interests	$274	$121	126%
(*)In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are being treated as non-core earnings (losses) beginning in 2020. Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the three months ended December 31, 2020 (in millions):

	Three months ended December 31, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$1,707	$14	$1,721
Reinsurance premiums ceded	(491)	(1)	(492)
Net written premiums	1,216	13	1,229
Change in unearned premiums	83	13	96
Net earned premiums	1,299	26	1,325
Loss and loss adjustment expenses	778	52	830
Commissions and other underwriting expenses	358	27	385
Underwriting gain (loss)	163	(53)	110

Net investment income	122	—	122
Gain on sale of subsidiaries	—	53	53
Other income and expenses, net	(11)	—	(11)
Earnings (loss) before income taxes and noncontrolling interests	$274	$—	$274

	Three months ended December 31,
Combined Ratios:	2020	2019	Change
Specialty lines
Loss and LAE ratio	58.6%	63.2%	(4.6%)
Underwriting expense ratio	27.6%	30.3%	(2.7%)
Combined ratio	86.2%	93.5%	(7.3%)

Aggregate — including exited lines
Loss and LAE ratio	62.6%	66.6%	(4.0%)
Underwriting expense ratio	29.0%	32.5%	(3.5%)
Combined ratio	91.6%	99.1%	(7.5%)

Starting in 1986, AFG’s statutory combined ratio has been better than the U.S. industry average for 33 of the 35 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.72 billion for the fourth quarter of 2020 compared to $1.75 billion for the fourth quarter of 2019, a decrease of $28 million (2%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2020		2019
	GWP	%	GWP	%	% Change
Property and transportation	$647	38%	$628	36%	3%
Specialty casualty	865	50%	929	53%	(7%)
Specialty financial	195	11%	192	11%	2%
Total specialty	1,707	99%	1,749	100%	(2%)
Neon exited lines	14	1%	—	—%	—%
Aggregate	$1,721	100%	$1,749	100%	(2%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for the fourth quarter of 2020 compared to 25% of gross written premiums for the fourth quarter of 2019, an increase of 4 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2020		2019		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(207)	32%	$(179)	29%	3%
Specialty casualty	(300)	35%	(260)	28%	7%
Specialty financial	(32)	16%	(36)	19%	(3%)
Other specialty	48		39
Total specialty	(491)	29%	(436)	25%	4%
Neon exited lines	(1)	7%	—	—%	7%
Aggregate	$(492)	29%	$(436)	25%	4%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.23 billion for the fourth quarter of 2020 compared to $1.31 billion for the fourth quarter of 2019, a decrease of $84 million (6%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2020		2019
	NWP	%	NWP	%	% Change
Property and transportation	$440	36%	$449	34%	(2%)
Specialty casualty	565	46%	669	51%	(16%)
Specialty financial	163	13%	156	12%	4%
Other specialty	48	4%	39	3%	23%
Total specialty	1,216	99%	1,313	100%	(7%)
Neon exited lines	13	1%	—	—%	—%
Aggregate	$1,229	100%	$1,313	100%	(6%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.33 billion for the fourth quarter of 2020 compared to $1.37 billion for the fourth quarter of 2019, a decrease of $45 million (3%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2020		2019
	NEP	%	NEP	%	% Change
Property and transportation	$521	39%	$505	37%	3%
Specialty casualty	572	43%	676	49%	(15%)
Specialty financial	158	12%	152	11%	4%
Other specialty	48	4%	37	3%	30%
Total specialty	1,299	98%	1,370	100%	(5%)
Neon exited lines	26	2%	—	—%	—%
Aggregate	$1,325	100%	$1,370	100%	(3%)

The $28 million (2%) decrease in gross written premiums in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflects a decrease in the Specialty casualty sub-segment, partially offset by an increase in the Specialty property and transportation and Specialty financial sub-segments. Overall average renewal rates increased approximately 13% in the fourth quarter of 2020. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 17%.

Property and transportation Gross written premiums increased $19 million (3%) in the fourth quarter of 2020 compared to the fourth quarter of 2019. This increase was largely the result of growth and new business opportunities in the property and inland marine and ocean marine businesses and higher gross written premiums in the crop operations, partially offset by lower premiums in the transportation businesses, primarily from reduced exposures as a result of the COVID-19 pandemic and premium reductions in two large national accounts. Average renewal rates increased nearly 5% for this group in the fourth quarter of 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the fourth quarter of 2020 compared to the fourth quarter of 2019, reflecting higher cessions in the crop insurance, transportation and ocean marine businesses.

Specialty casualty Gross written premiums decreased $64 million (7%) in the fourth quarter of 2020 compared to the fourth quarter of 2019 due primarily to the run-off of Neon. Excluding the impact of $138 million in gross written premiums from the Neon exited lines in the fourth quarter of 2019, gross written premiums increased 9% in the fourth quarter of 2020 compared to the fourth quarter of 2019. This increase reflects significant renewal rate increases, and new business opportunities in the excess and surplus, excess liability and directors and officers businesses, partially offset by lower premiums in the workers’ compensation businesses due to reduced exposures as a result of the COVID-19 pandemic, coupled with renewal rate decreases. Average renewal rates for this group increased approximately 19% in the fourth quarter of 2020. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 29%, much higher than the renewal rate increases in the first three quarters of 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 7 percentage points for the fourth quarter of 2020 compared to the fourth quarter of 2019, reflecting growth in the excess and surplus businesses, which cede a larger percentage of premiums than the overall Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $3 million (2%) in the fourth quarter of 2020 compared to the fourth quarter of 2019, due primarily to growth in the lender services business, partially offset by COVID-related economic impacts on the surety business and heightened risk selection that has reduced new business in the trade credit business. Average renewal rates for this group increased approximately 9% in the fourth quarter of 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 3 percentage points in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflecting lower cessions in the financial institutions business and a change in the mix of business in the fidelity business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $9 million (23%) in the fourth quarter of 2020 compared to the fourth quarter of 2019, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

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

	Three months ended December 31,			Three months ended December 31,
	2020	2019	Change	2020	2019
Property and transportation
Loss and LAE ratio	63.3%	77.8%	(14.5%)
Underwriting expense ratio	22.5%	22.6%	(0.1%)
Combined ratio	85.8%	100.4%	(14.6%)
Underwriting profit (loss)				$74	$(2)

Specialty casualty
Loss and LAE ratio	59.0%	59.4%	(0.4%)
Underwriting expense ratio	25.0%	30.3%	(5.3%)
Combined ratio	84.0%	89.7%	(5.7%)
Underwriting profit				$91	$69

Specialty financial
Loss and LAE ratio	35.6%	26.1%	9.5%
Underwriting expense ratio	51.2%	53.5%	(2.3%)
Combined ratio	86.8%	79.6%	7.2%
Underwriting profit				$20	$32

Total Specialty
Loss and LAE ratio	58.6%	63.2%	(4.6%)
Underwriting expense ratio	27.6%	30.3%	(2.7%)
Combined ratio	86.2%	93.5%	(7.3%)
Underwriting profit				$179	$89

Aggregate — including exited lines
Loss and LAE ratio	62.6%	66.6%	(4.0%)
Underwriting expense ratio	29.0%	32.5%	(3.5%)
Combined ratio	91.6%	99.1%	(7.5%)
Underwriting profit				$110	$12

The Specialty property and casualty insurance operations generated an underwriting profit of $179 million for the fourth quarter of 2020 compared to $89 million in the fourth quarter of 2019, an increase of $90 million (101%). Higher underwriting profitability in the Property and transportation and Specialty casualty sub-segments was partially offset by lower underwriting profit in the Specialty financial sub-segment. The Specialty property and casualty insurance operations did not record any additional reserve charges for COVID-19 in the fourth quarter of 2020. Overall catastrophe losses were

$20 million (1.5 points on the combined ratio) and related net reinstatement premium recoveries were $3 million in the fourth quarter of 2020 compared to catastrophe losses of $14 million (1.0 points) and related net reinstatement premiums of $1 million in the fourth quarter of 2019.

Property and transportation This group reported an underwriting profit of $74 million for the fourth quarter of 2020 compared to an underwriting loss of $2 million in the fourth quarter of 2019, an improvement of $76 million (3,800%). Improved year-over-year results in the crop operations following 2019 losses from prevented planting and, to a lesser extent, improved underwriting results in the aviation and transportation businesses were the drivers of the improved results. Catastrophe losses for this group were $6 million (1.2 points on the combined ratio) in the fourth quarter of 2020 compared to $7 million (1.4 points) in the fourth quarter of 2019.

Specialty casualty Underwriting profit for this group was $91 million for the fourth quarter of 2020 compared to $69 million in the fourth quarter of 2019, an increase of $22 million (32%). This increase reflects higher year-over-year underwriting profit in the excess and surplus and excess liability businesses and improved year-over-year results in the general liability business, partially offset by lower favorable prior year reserve development in the workers’ compensation businesses. Catastrophe losses were $5 million (0.8 points on the combined ratio) and related net reinstatement premium recoveries were $3 million in the fourth quarter of 2020 compared to catastrophe losses of $5 million (0.8 points) and related reinstatement premiums of $1 million in the fourth quarter of 2019.

Specialty financial Underwriting profit for this group was $20 million for the fourth quarter of 2020 compared to $32 million in the fourth quarter of 2019, a decrease of $12 million (38%). This decrease reflects lower underwriting profit in the surety and trade credit businesses, along with higher year-over-year catastrophe losses in the financial institutions business. Catastrophe losses were $7 million (4.5 points on the combined ratio) in the fourth quarter of 2020 compared to $2 million (1.1 points) in the fourth quarter of 2019.

Other specialty This group reported an underwriting loss of $6 million for the fourth quarter of 2020 compared to $10 million in the fourth quarter of 2019, a decrease of $4 million (40%), reflecting lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the fourth quarter of 2020 compared to the fourth quarter of 2019.

Neon exited lines In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off and recording a non-core charge of $76 million for reserve strengthening and expenses related to exit costs incurred with the run-off of this business. The non-core charge includes $46 million to increase loss reserves (including $7 million of net adverse prior year reserve development) and $30 million of underwriting expenses representing contractual employee severance benefits and other incurred exit costs.

In September 2020, AFG reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon. The transaction closed in the fourth quarter of 2020. AFG recorded $53 million in non-core underwriting losses (including $8 million of net adverse prior year reserve development) related to this business in the fourth quarter of 2020. These losses were offset by a $53 million gain on the sale of Neon recorded in the fourth quarter of 2020.

Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), the $53 million underwriting loss at Neon and offsetting gain on sale in the fourth quarter of 2020 and the $76 million charge related to the Neon exited lines recorded in the fourth quarter of 2019 in connection with AFG’s plans to exit the Lloyd’s of London insurance market are treated as non-core.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include an underwriting loss of $53 million at Neon in the fourth quarter of 2020, due primarily to catastrophe losses and several large claims and the $76 million Neon exited lines charge mentioned above in the fourth quarter of 2019. Aggregate underwriting results for AFG’s property and casualty insurance segment also include adverse prior year reserve development of $16 million in the fourth quarter of 2020 and $1 million in the fourth quarter of 2019 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 62.6% for the fourth quarter of 2020 compared to 66.6% for fourth quarter of 2019, a decrease of 4.0 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2020	2019	2020	2019	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$352	$403	67.5%	79.9%	(12.4%)
Prior accident years development	(29)	(18)	(5.6%)	(3.5%)	(2.1%)
COVID-19 related losses	—	—	0.2%	—%	0.2%
Current year catastrophe losses	6	7	1.2%	1.4%	(0.2%)
Property and transportation losses and LAE and ratio	$329	$392	63.3%	77.8%	(14.5%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$336	$422	59.0%	62.4%	(3.4%)
Prior accident years development	(6)	(25)	(1.1%)	(3.8%)	2.7%
COVID-19 related losses	2	—	0.3%	—%	0.3%
Current year catastrophe losses	5	5	0.8%	0.8%	—%
Specialty casualty losses and LAE and ratio	$337	$402	59.0%	59.4%	(0.4%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$58	$52	36.5%	34.2%	2.3%
Prior accident years development	(6)	(14)	(3.6%)	(9.2%)	5.6%
COVID-19 related losses	(3)	—	(1.8%)	—%	(1.8%)
Current year catastrophe losses	7	2	4.5%	1.1%	3.4%
Specialty financial losses and LAE and ratio	$56	$40	35.6%	26.1%	9.5%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$774	$904	59.5%	66.0%	(6.5%)
Prior accident years development	(32)	(53)	(2.4%)	(3.8%)	1.4%
COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses	20	14	1.5%	1.0%	0.5%
Total Specialty losses and LAE and ratio	$762	$865	58.6%	63.2%	(4.6%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$797	$943	60.1%	68.9%	(8.8%)
Prior accident years development	(8)	(45)	(0.6%)	(3.3%)	2.7%
COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses	41	14	3.1%	1.0%	2.1%
Aggregate losses and LAE and ratio	$830	$912	62.6%	66.6%	(4.0%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 59.5% for the fourth quarter of 2020 compared to 66.0% for the fourth quarter of 2019, a decrease of 6.5 percentage points.

Property and transportation   The 12.4 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio in the crop operations due to a high level of prevented planting claims resulting from excess rain in the 2019 period and, to a lesser extent, lower loss and LAE ratios in the aviation and transportation businesses due primarily to rate increases and lower claim frequency in the fourth quarter of 2020 compared to the fourth quarter of 2019.

Specialty casualty   The 3.4 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios of the workers’ compensation, targeted markets, general liability, executive liability and excess and surplus businesses, partially offset by the impact of the Neon exited lines in the fourth quarter of 2019, which has a lower loss and LAE ratio than many of the other businesses in the Specialty casualty group. Excluding the impact of the Neon exited lines, the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses decreased 6.9 percentage points in the fourth quarter of 2020 compared to the fourth quarter of 2019.

Specialty financial   The 2.3 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $32 million in the fourth quarter of 2020 compared to $53 million in the fourth quarter of 2019, a decrease of $21 million (40%).

Property and transportation   Net favorable reserve development of $29 million in the fourth quarter of 2020 reflects lower than anticipated claim frequency and severity in the aviation, transportation and agricultural businesses. Net favorable reserve development of $18 million in the fourth quarter of 2019 reflects lower than expected claim frequency at National Interstate and lower than anticipated claim severity in the property and inland marine business.

Specialty casualty   Net favorable reserve development of $6 million in the fourth quarter of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in general liability contractor claims and the public sector and excess liability businesses. Net favorable reserve development of $25 million in the fourth quarter of 2019 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus lines businesses, higher than expected claim frequency in product liability contractor claims, and higher than anticipated claim severity in the public sector business.

Specialty financial   Net favorable reserve development of $6 million in the fourth quarter of 2020 reflects lower than anticipated claim frequency and severity in the fidelity and surety businesses and lower than expected claim severity in the financial institutions business. Net favorable reserve development of $14 million in the fourth quarter of 2019 reflects lower than expected claim frequency and severity in the surety business and lower than anticipated claim severity in the foreign credit business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $9 million in the fourth quarter of 2020 and $4 million in the fourth quarter of 2019, reflecting adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment for the fourth quarter of 2020 and 2019 includes net adverse reserve development of $8 million in the fourth quarter of 2020 and $7 million in the fourth quarter of 2019 related to Neon exited lines discussed above under “Neon exited lines.” Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment also includes net adverse reserve development of $16 million in the fourth quarter of 2020 and $1 million in the fourth quarter of 2019 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2020, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Approximate impact of modeled loss
Industry Model	on AFG’s Shareholders’ Equity
100-year event	1%
250-year event	1%
500-year event	2%

AFG maintains comprehensive catastrophe reinsurance coverage for its property and casualty insurance operations, including a $15 million per occurrence net retention for losses up to $100 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $24 million. Effective July 1, 2020, AFG purchased an additional $50 million of reinsurance coverage for losses in excess of $100 million.

Catastrophe losses of $41 million in the fourth quarter of 2020 resulted primarily from Hurricanes Delta, Laura, Sally and Zeta and the Nashville explosion. Catastrophe losses of $14 million in the fourth quarter of 2019 resulted primarily from Typhoons Faxai and Hagibis, storms and tornadoes in the south-central United States and the Kincade fire in California.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $385 million in the fourth quarter of 2020 compared to $446 million for the fourth quarter of 2019, a decrease of $61 million (14%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 29.0% for the fourth quarter of 2020 compared to 32.5% for the fourth quarter of 2019, a decrease of 3.5 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2020		2019		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$118	22.5%	$115	22.6%	(0.1%)
Specialty casualty	144	25.0%	205	30.3%	(5.3%)
Specialty financial	82	51.2%	80	53.5%	(2.3%)
Other specialty	14	36.7%	16	39.0%	(2.3%)
Total Specialty	358	27.6%	416	30.0%	(2.4%)
Neon exited lines	27		30
Aggregate	$385	29.0%	$446	32.5%	(3.5%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.1 percentage points in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business, partially offset by the impact of lower premiums on the ratio in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 5.3 percentage points in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflecting the runoff of Neon. Neon has a higher expense ratio than many of the other businesses in the Specialty casualty sub-segment. Excluding Neon exited lines, the underwriting expense ratio decreased 0.7 percentage points in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.3 percentage points in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflecting the impact of higher premiums on the ratio in the fidelity business and lower expenses in the equipment leasing business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $27 million in the fourth quarter of 2020 and $30 million in the fourth quarter of 2019 related to the Neon exited lines. Commissions and other underwriting expenses related to the Neon exited lines in the fourth quarter of 2019 represent contractual employee severance benefits and other incurred exit costs. See “Neon exited lines” above for information about AFG’s exit from the Lloyd’s of London insurance market in 2020.

Property and Casualty Net Investment Income
Excluding the Neon exited lines, net investment income in AFG’s property and casualty insurance operations was $122 million in the fourth quarter of 2020 compared to $120 million in the fourth quarter of 2019, an increase of $2 million (2%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,			%
	2020	2019	Change	Change
Net investment income:
Net investment income excluding alternative investments	$81	$102	$(21)	(21%)
Alternative investments	41	18	23	128%
Total net investment income	$122	$120	$2	2%

Average invested assets (at amortized cost)	$12,135	$11,744	$391	3%

Yield (net investment income as a % of average invested assets)	4.02%	4.09%	(0.07%)

Tax equivalent yield (*)	4.12%	4.22%	(0.10%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the fourth quarter of 2020 compared to the fourth quarter of 2019 reflects the impact of growth in the property and casualty insurance segment and higher earnings from alternative investments, partially offset by the effect of lower short-term investment rates and lower dividend income. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.02% for the fourth quarter of 2020 compared to 4.09% for the fourth quarter of 2019, a decrease of 0.07 percentage points. The annualized yield earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 17.0% in the fourth quarter of 2020 compared to 9.2% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported less than $1 million in net investment income in the fourth quarter of 2020.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $11 million for both the fourth quarter of 2020 and the fourth quarter of 2019. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2020	2019
Other income	$—	$1
Other expenses
Amortization of intangibles	3	2
Other	8	10
Total other expenses	11	12
Other income and expenses, net	$(11)	$(11)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of less than $1 million in other income and expenses, net in the fourth quarter of 2020.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $81 million in GAAP pretax earnings in the fourth quarter of 2020 compared to $128 million in the fourth quarter of 2019, a decrease of $47 million (37%). This decrease in AFG’s GAAP annuity segment results for the fourth quarter of 2020 as compared to the fourth quarter of 2019 is due primarily to the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts and a higher negative impact from lower than expected interest rates on the accounting for FIAs in 2020 compared to 2019, partially offset by higher core earnings before income taxes.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for the three months ended December 31, 2020 and 2019 (dollars in millions):

	Three months ended December 31,
	2020	2019	% Change
Revenues:
Net investment income	$429	$458	(6%)
Other income:
Guaranteed withdrawal benefit fees	17	17	—%
Policy charges and other miscellaneous income	19	13	46%
Total revenues	465	488	(5%)

Costs and Expenses:
Annuity benefits (a)(b)	242	285	(15%)
Acquisition expenses (a)	68	65	5%
Other expenses (a)	26	34	(24%)
Total costs and expenses	336	384	(13%)
Core earnings before income taxes	129	104	24%
Pretax non-core earnings (losses) (a)	(48)	24	(300%)
GAAP earnings before income taxes	$81	$128	(37%)
(a)As discussed under “Results of Operations — General,” unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). In addition, the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts are considered non-core earnings (losses). The impact of these items are shown aggregated as non-core annuity earnings (losses) and excluded from the income statement line items in the table above for the fourth quarter of 2020 and 2019, respectively:
•Annuity benefits — unfavorable impact of $55 million in the fourth quarter of 2020 and favorable impact of $30 million in the fourth quarter of 2019.
•Acquisition expenses — favorable impact on the amortization of deferred policy acquisition costs of $13 million in the fourth quarter of 2020 and unfavorable impact of $6 million in the fourth quarter of 2019.
•Other expenses — unfavorable impact of $6 million in the fourth quarter of in 2020.

(b)Details of the components of annuity benefits are provided below.

Annuity core earnings before income taxes were $129 million in the fourth quarter of 2020 compared to $104 million in the fourth quarter of 2019, an increase of $25 million (24%), reflecting higher income from partnerships and similar investments and AFG-managed CLOs, higher gains on equity index call options in excess of policyholder index credits, lower other expenses and a reduction in the cost of funds as a percentage of annuity benefits accumulated due to renewal actions taken by AFG. These favorable items were partially offset by the impact of lower short-term interest rates on investment income. The table below highlights the impact of reinsurance, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Three months ended December 31,
	2020	2019	% Change
Core earnings before income taxes — excluding the impact of reinsurance and derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$129	$104	24%
Reinsurance	(47)	—	—%
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(39)	(15)	160%
Accretion of guaranteed minimum FIA benefits	(86)	(103)	(17%)
Other annuity benefits	(10)	(2)	400%
Less cost of equity options	116	150	(23%)
Related impact on the amortization of deferred policy acquisition costs	18	(6)	(400%)
Core earnings before income taxes	$81	$128	(37%)

Annuity benefits consisted of the following (dollars in millions):

	Three months ended December 31,
	2020				2019
		Non-core
	Core	Non-Reinsurance	Reinsurance	Total	Core	Non-core	Total	Total % Change
Interest credited — fixed	$92	$—	$—	$92	$102	$—	$102	(10%)
Accretion of guaranteed minimum FIA benefits	—	86	22	108	—	103	103	5%
Interest credited — fixed component of variable annuities	1	—	—	1	1	—	1	—%
Cost of equity options	116	(116)	—	—	150	(150)	—	—%
Other annuity benefits:
Amortization of sales inducements	3	—	—	3	3	—	3	—%
Change in guaranteed withdrawal benefit reserve:
Impact of reinsurance and change in the stock market and interest rates	—	(6)	—	(6)	—	(8)	(8)	(25%)
Accretion of benefits and other	28	—	—	28	24	—	24	17%
Change in expected death and annuitization reserves and other	2	—	—	2	5	—	5	(60%)
Change in other benefit reserves — impact of reinsurance and changes in interest rates and the stock market	—	16	(4)	12	—	10	10	20%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	263	61	324	—	276	276	17%
Equity option mark-to-market	—	(224)	(43)	(267)	—	(261)	(261)	2%
Impact of derivatives related to FIAs	—	39	18	57	—	15	15	280%

Total annuity benefits	242	19	36	297	285	(30)	255	16%
Reclassify annuity segment option gains	(10)	—	—	(10)	(4)	—	(4)	150%
GAAP annuity benefits	$232	$19	$36	$287	$281	$(30)	$251	14%

Because fluctuations in interest rates and the stock market, among other factors, can cause volatility in annuity benefits expense related to FIAs that can be inconsistent with the long-term economics of the FIA business, management believes that including the actual cost of the equity options purchased in the FIA business and excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs provides investors with a better view of the true cost of funds in the business and a more comparable measure to the cost of funds reported by its peers. The cost of the equity options included in AFG’s cost of funds is the net purchase price of the option contracts amortized on a straight-line basis over the life of the contracts, which is generally one year. The following table reconciles AFG’s non-GAAP cost of funds measure to total GAAP annuity benefits expense (in millions):

	Three months ended December 31,
	2020	2019
Interest credited — fixed	$92	$102
Include cost of equity options	116	150
Cost of funds	208	252

Interest credited — fixed component of variable annuities	1	1
Other annuity benefits, excluding the impact of reinsurance and interest rates and the stock market on FIAs	33	32
	242	285
Reinsurance	36	—
Impact of changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Impact of derivatives related to FIAs	39	15
Accretion of guaranteed minimum FIA benefits	86	103
Other annuity benefits — impact of the stock market and interest rates on FIAs	10	2
Less cost of equity options (included in cost of funds)	(116)	(150)
Total annuity benefits expense	297	255
Reclassify annuity segment option gains	(10)	(4)
GAAP annuity benefits expense	$287	$251

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

The table below (dollars in millions) details the components of these spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Three months ended December 31,		%
	2020	2019	Change
Average fixed annuity investments (at amortized cost)	$35,538	$39,316	(10%)
Average fixed annuity benefits accumulated	35,414	39,615	(11%)

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.81%	4.63%
Cost of funds	(2.35%)	(2.54%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.18%)	(0.15%)
Net interest spread	2.28%	1.94%

Policy charges and other miscellaneous income (*)	0.18%	0.11%
Acquisition expenses (*)	(0.76%)	(0.65%)
Other expenses (*)	(0.28%)	(0.33%)
Net spread earned on fixed annuities excluding the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	1.42%	1.07%
Impact of changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) option costs	(0.01%)	0.24%
Reinsurance	(0.53%)	—%
Net spread earned on fixed annuities	0.88%	1.31%
(*)Excluding the impact of reinsurance and changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income for the fourth quarter of 2020 was $429 million compared to $458 million for the fourth quarter of 2019, a decrease of $29 million (6%). This decrease reflects the impact of lower average fixed annuity investments due to the ceding of investments related to the annuity block reinsurance and the impact of the run-off of higher yielding investments and lower short-term interest rates, partially offset by higher earnings from partnerships and similar investments. The overall yield earned on investments in AFG’s fixed annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), increased by 0.18 percentage points to 4.81% from 4.63% in the fourth quarter of 2020 compared to the fourth quarter of 2019. The increase in the net investment yield between periods reflects the impact of ceding lower yielding securities related to the annuity block reinsurance and the impact of the run-off of higher yielding investments and lower short-term interest rates, partially offset by the positive impact of higher earnings from partnerships and similar investments and AFG-managed CLOs. AFG’s annuity segment recorded $61 million in earnings from partnerships and similar investments and AFG-managed CLOs in the fourth quarter of 2020 compared to $23 million in the fourth quarter of 2019, an increase of $38 million (165%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was 17.4% in the fourth quarter of 2020 compared to 7.7% in the prior year period.

Annuity Cost of Funds
Cost of funds for the fourth quarter of 2020 was $208 million compared to $252 million for the fourth quarter of 2019, a decrease of $44 million (17%), reflecting lower average annuity benefits accumulated from the impact of ceding reserves for the annuity block reinsurance and offering lower renewal crediting rates (index participation) on option costs. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.19 percentage points to 2.35% in the fourth quarter of 2020 from 2.54% in the fourth quarter of 2019 reflecting lower crediting rates (index participation) on both new sales (initial rates) and in force business (renewal rates).

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Three months ended December 31,
	2020	2019
Cost of equity options (FIAs)	$116	$150
Interest credited:
Traditional fixed annuities	57	62
Fixed component of fixed-indexed annuities	21	25
Immediate annuities	6	6
Pension risk transfer products	6	3
Federal Home Loan Bank advances	2	6
Total cost of funds	$208	$252

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of reinsurance and the stock market and interest rates, for the fourth quarter of 2020 were $16 million compared to $15 million for the fourth quarter of 2019, an increase of $1 million (7%). As a percentage of average fixed annuity benefits accumulated, these net expenses increased 0.03 percentage points to 0.18% from 0.15% in the fourth quarter of 2020 compared to the fourth quarter of 2019. In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Three months ended December 31,
	2020	2019
Other annuity benefits, excluding the impact of reinsurance and the stock market and interest rates on FIAs:
Amortization of sales inducements	$3	$3
Change in guaranteed withdrawal benefit reserve	28	24
Change in other benefit reserves	2	5
Other annuity benefits	33	32
Offset guaranteed withdrawal benefit fees	(17)	(17)
Other annuity benefits excluding the impact of reinsurance and the stock market and interest rates, net	16	15
Other annuity benefits — impact of reinsurance and the stock market and interest rates	6	2
Other annuity benefits, net	$22	$17

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, the impact of reinsurance and changes in the stock market and interest rates on FIAs increased AFG’s guaranteed withdrawal benefit reserve by $6 million in the fourth quarter of 2020 compared to $2 million in the fourth quarter of 2019. This $4 million (200%) increase was the primary cause of the $5 million overall increase in other annuity benefits, net of guaranteed withdrawal benefit fees in the fourth quarter of 2020 compared to the fourth quarter of 2019.

Annuity Net Interest Spread
AFG’s net interest spread increased 0.34 percentage points to 2.28% from 1.94% in the fourth quarter of 2020 compared to the same period in 2019 due primarily to (i) higher earnings from partnerships and similar investments and AFG-managed CLOs and (ii) lower renewal crediting rates, partially offset by lower investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

Annuity Policy Charges and Other Miscellaneous Income
Annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and equity index call option proceeds received at maturity that are not passed to policyholders through index credits due to surrenders, were $19 million in the fourth quarter of 2020 compared to $13 million the fourth quarter of 2019, an increase of $6 million (46%) reflecting higher gains on equity index call options in excess of policyholder index credits. Annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated increased 0.07 percentage points to 0.18% in the fourth quarter of 2020 from 0.11% in the fourth quarter of 2019.

Annuity Acquisition Expenses
The following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Three months ended December 31,
	2020	2019
Annuity acquisition expenses excluding the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$68	$65
Reinsurance	5	—
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates	(18)	6
Annuity acquisition expenses	$55	$71

Annuity acquisition expenses excluding the acceleration/deceleration of the amortization resulting from the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $68 million for the fourth quarter of 2020 compared to $65 million for the fourth quarter of 2019, an increase of $3 million (5%).

The negative impact of reinsurance and significantly lower than anticipated interest rates in the fourth quarter of 2020 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting deceleration of the amortization of DPAC. The positive impact of strong stock market performance during the fourth quarter of 2019 on the fair value of derivatives and other liabilities related to FIAs resulted in an acceleration of the amortization of DPAC.

The table below illustrates the impact of reinsurance and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Three months ended December 31,
	2020	2019
Excluding the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.76%	0.65%
Reinsurance	0.06%	—%
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.20%)	0.06%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.62%	0.71%

Annuity Other Expenses
Annuity other expenses were $26 million for the fourth quarter of 2020 compared to $34 million for the fourth quarter of 2019, a decrease of $8 million (24%) reflecting expense reimbursement related to reinsurance and lower expenses due to the COVID-19 pandemic. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.05 percentage points to 0.28% from 0.33% for the fourth quarter of 2020 as compared to the fourth quarter of 2019.

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

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of reinsurance and changes in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Three months ended December 31,
	2020	2019	% Change
Excluding reinsurance:
Change in the fair value of derivatives related to FIAs	$(39)	$(15)	160%
Accretion of guaranteed minimum FIA benefits	(86)	(103)	(17%)
Other annuity benefits	(10)	(2)	400%
Less cost of equity options	116	150	(23%)
Related impact on the amortization of DPAC	18	(6)	(400%)
Reinsurance	(47)	—	—%
Impact on annuity segment earnings before income taxes	$(48)	$24	(300%)

During the fourth quarter of 2020, the positive impact of strong stock market performance was more than offset by the impact of lower than anticipated interest rates and the amortization of the deferred loss on the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts, resulting in a decrease in earnings before income taxes for the annuity segment of $48 million. During the fourth quarter of 2019, the positive impact of the strong stock market performance increased the annuity segment’s earnings before income taxes by $24 million. As a percentage of average fixed annuity benefits accumulated, the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs was a net expense of 0.54% in the fourth quarter of 2020 compared to a net expense reduction of 0.24% in the fourth quarter of 2019.

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

	Three months ended December 31,
	2020	2019	% Change
Excluding reinsurance:
Changes in the stock market, including volatility	$20	$24	(17%)
Changes in interest rates higher (lower) than expected	(12)	(4)	200%
Other	(9)	4	(325%)
Impact on annuity segment earnings before income taxes, excluding reinsurance	(1)	24	(104%)
Reinsurance (*)	(47)	—	—%
Impact on annuity segment earnings before income taxes	$(48)	$24	(300%)
(*)    The $47 million loss from the impact of reinsurance reflects the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020, impacts of changes in the stock market and interest rates on the accounting for FIAs and higher index credits paid to Commonwealth compared to the option cost reimbursements received from Commonwealth.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs increased 0.35 percentage points to 1.42% from 1.07% in the fourth quarter of 2020 compared to the same period in 2019 due primarily to the 0.34 percentage points increase in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.43 percentage points to 0.88% in the fourth quarter of 2020 from 1.31% in the fourth quarter of 2019 due to the negative impact of reinsurance in the fourth quarter of 2020, partially offset by the increase in AFG’s net interest spread, higher other income, lower other expenses and the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs and the impact of reinsurance discussed above.

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for the three months ended December 31, 2020 and 2019 (in millions):

	Three months ended December 31,
	2020	2019
Beginning fixed annuity reserves	$41,374	$39,212
Fixed annuity premiums (receipts)	1,315	1,134
Federal Home Loan Bank repayments	(125)	—
Surrenders, benefits and other withdrawals	(1,058)	(829)
Interest and other annuity benefit expenses:
Cost of funds	208	252
Embedded derivative mark-to-market	324	276
Change in other benefit reserves	33	(27)
Ending fixed annuity reserves	$42,071	$40,018

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$42,071	$40,018
Impact of unrealized investment gains	338	225
Fixed component of variable annuities	164	163
Annuity benefits accumulated per balance sheet	$42,573	$40,406

Annuity benefits accumulated includes a liability of $817 million at December 31, 2020 and $625 million at December 31, 2019 for guaranteed withdrawal benefits on annuities with features that allow the policyholder to take fixed periodic lifetime benefit payments that could exceed account value. As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates.

Statutory Annuity Premiums
AFG’s annuity operations generated gross statutory premiums of $1.32 billion in the fourth quarter of 2020 compared to $1.14 billion in the fourth quarter of 2019, an increase of $180 million (16%). The following table summarizes AFG’s annuity sales (dollars in millions):

	Three months ended December 31,
	2020	2019	% Change
Financial institutions single premium annuities — indexed	$358	$359	—%
Financial institutions single premium annuities — fixed	370	270	37%
Retail single premium annuities — indexed	147	170	(14%)
Retail single premium annuities — fixed	26	25	4%
Broker dealer single premium annuities — indexed	110	107	3%
Broker dealer single premium annuities — fixed	5	9	(44%)
Pension risk transfer	274	158	73%
Education market — fixed and indexed annuities	25	36	(31%)
Total fixed annuity premiums	1,315	1,134	16%
Variable annuities	4	5	(20%)
Total gross annuity premiums	1,319	1,139	16%
Ceded premiums	(246)	—	—%
Total net annuity premiums	$1,073	$1,139	(6%)

The 16% increase in total gross annuity premiums in the fourth quarter of 2020 compared to the fourth quarter of 2019 reflects higher sales of traditional fixed annuities in the financial institutions channel and higher pension risk transfer premiums.

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for the three months ended December 31, 2020 and 2019 (in millions):

	Three months ended December 31,
	2020	2019
Earnings on fixed annuity benefits accumulated	$78	$129
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	1	(3)
Variable annuity earnings	2	2
Earnings before income taxes	$81	$128
(*)Net investment income (as a % of investments) of 4.81% and 4.63% for the three months ended December 31, 2020 and 2019, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $62 million for the fourth quarter of 2020 compared to $55 million for the fourth quarter of 2019, an increase of $7 million (13%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $57 million for the fourth quarter of 2020 compared to $50 million for the fourth quarter of 2019, an increase of $7 million (14%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments for the three months ended December 31, 2020 and 2019 (dollars in millions):

	Three months ended December 31,
	2020	2019	% Change
Revenues:
Life, accident and health net earned premiums	$4	$5	(20%)
Net investment income	16	8	100%
Other income — P&C fees	17	17	—%
Reclassify annuity segment option gains	(10)	(4)	150%
Other income	8	8	—%
Total revenues	35	34	3%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	5	4	25%
Annuity — annuity benefits	(10)	(4)	150%
Life, accident and health benefits	10	10	—%
Life, accident and health acquisition expenses	1	1	—%
Other expense — expenses associated with P&C fees	12	13	(8%)
Other expenses (*)	50	42	19%
Costs and expenses, excluding interest charges on borrowed money	68	66	3%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(33)	(32)	3%
Interest charges on borrowed money	24	18	33%
Core loss before income taxes, excluding realized gains and losses	(57)	(50)	14%
Pretax non-core loss on retirement of debt	(5)	(5)	—%
GAAP loss before income taxes, excluding realized gains and losses	$(62)	$(55)	13%
(*)Excludes a pretax non-core loss on retirement of debt of $5 million in both the fourth quarter of 2020 and 2019.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $4 million and related benefits and acquisition expenses of $11 million in the fourth quarter of 2020 compared to net earned premiums of $5 million and related benefits and acquisition expenses of $11 million in the fourth quarter of 2019.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $16 million in the fourth quarter of 2020 compared to $8 million in the fourth quarter of 2019, an increase of $8 million (100%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $9 million in the fourth quarter of 2020 compared to $1 million in the fourth quarter of 2019.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In both the fourth quarter of 2020 and the fourth quarter of 2019, AFG collected $17 million in fees for these services. Management views this fee income, net of the $12 million in the fourth quarter of 2020 and $13 million in the fourth quarter of 2019, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Annuity Segment Option Gains
As discussed under “Annuity Segment — Results of Operations,” AFG purchases and sells equity index options to mitigate the risk in the index-based component of its FIAs. In evaluating the performance of the annuity business, management views the cost of the equity options as a better measurement of the true expenses of the annuity segment as compared to the GAAP accounting for these options as derivatives because any proceeds at expiration from the options generally are passed to policyholders through index credits. On occasion, policyholders surrender their annuity prior to receiving the index credit, which results in any option exercise proceeds being retained by AFG. For internal management reporting, AFG views these “option gains” as miscellaneous (other) income rather than as a component of annuity benefits expense. Consistent with internal management reporting, these option gains are reclassified from annuity benefits to other income in AFG’s segmented results. In the fourth quarter of 2020 and 2019, AFG had $10 million and $4 million, respectively, in such option gains.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the fourth quarter of 2020 and the fourth quarter of 2019, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity segments of $4 million in both the fourth quarter of 2020 and the fourth quarter of 2019.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $50 million in the fourth quarter of 2020 compared to $42 million in the fourth quarter of 2019, an increase of $8 million (19%). This increase is due primarily to the impact of higher holding company expenses related to employee benefit plans that are tied to stock market performance in the fourth quarter of 2020 compared to the fourth quarter of 2019.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $24 million in the fourth quarter of 2020 compared to $18 million in the fourth quarter of 2019, an increase of $6 million (33%). This increase in interest expense primarily reflects higher average indebtedness. The following table details the principal amount of AFG’s long-term debt balances as of December 31, 2020 compared to December 31, 2019 (dollars in millions):

	December 31, 2020	December 31, 2019
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.25% Senior Notes due April 2030	300	—
5.125% Subordinated Debentures due December 2059	200	200
4.50% Subordinated Debentures due September 2060	200	—
6% Subordinated Debentures due November 2055	—	150
5.625% Subordinated Debentures due June 2060	150	—
5.875% Subordinated Debentures due March 2059	125	125
Other	3	3
Total principal amount of Holding Company Debt	$1,993	$1,493

Weighted Average Interest Rate	4.6%	4.6%

The increase in interest expense for the fourth quarter of 2020 as compared to the fourth quarter of 2019 reflects the following financing transactions completed by AFG between October 1, 2019 and December 31, 2020:
•Issued $200 million of 5.125% Subordinated Debentures in December 2019
•Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020

Holding Company and Other — Loss on Retirement of Debt
In November 2020, AFG redeemed its $150 million outstanding principal amount of 6% Subordinated Debentures due in 2055 and wrote off unamortized debt issuance costs of $5 million. In December 2019, AFG redeemed its $150 million outstanding principal amount of 6-1/4% Subordinated Debentures due 2054 and wrote off unamortized debt issuance costs of $5 million.

Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities were net gains of $591 million in the fourth quarter of 2020 compared to $65 million in the fourth quarter of 2019, an increase of $526 million (809%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2020	2019
Realized gains (losses) before impairments:
Disposals	$427	$8
Change in the fair value of equity securities	207	67
Change in the fair value of derivatives	(5)	(5)
Adjustments to annuity deferred policy acquisition costs and related items	(46)	1
	583	71
Change in allowance and impairments:
Securities	11	(9)
Adjustments to annuity deferred policy acquisition costs and related items	(3)	3
	8	(6)
Realized gains (losses) on securities	$591	$65

The $427 million net realized gains from disposals in the fourth quarter of 2020 includes gains of $415 million on investments disposed of in AFG’s 2020 annuity block reinsurance transaction. See Note P — “Insurance” to the financial statements. The $207 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2020 includes gains of $46 million on investments in banks and financing companies, $43 million on investments in media companies, $24 million on investments in technology companies, $17 million on investments in energy companies, $15 million on investments in natural gas companies, $8 million on real estate investment trusts and $7 million on investments in healthcare companies. The $67 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2019 includes gains of $17 million on investments in banks and financing companies, $16 million on investments in technology companies and $14 million on investments in media companies.

The $11 million decrease in previously recognized expected credit losses in the fourth quarter of 2020 includes income of $7 million related to third-party collateralized loan obligations and $6 million related to corporate bonds and other fixed maturities, partially offset by $2 million in charges related to other structured securities. The $9 million impairment charge in the fourth quarter of 2019 includes $7 million on corporate bonds and $2 million on third-party collateralized loan obligations.

Consolidated Realized Gains (Losses) on Subsidiaries
On September 28, 2020, AFG announced that it had reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. AFG recorded a $30 million loss in the third quarter of 2020 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. In the fourth quarter of 2020, the estimated loss was adjusted at the closing date to a gain of $23 million based on the final proceeds and the final net assets disposed, which reflects $53 million of non-core losses in the fourth quarter of 2020 at Neon. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $190 million for the fourth quarter of 2020 compared to $68 million in the fourth quarter of 2019, an increase of $122 million (179%). The following is a reconciliation of income taxes at the statutory rate to the provision for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2020		2019
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$884		$259

Income taxes at statutory rate	$186	21%	$55	21%
Effect of:
Tax exempt interest	(3)	—%	(3)	(1%)
Stock-based compensation	—	—%	(2)	(1%)
Dividend received deduction	(1)	—%	(1)	—%
Employee stock ownership plan dividend paid deduction	(1)	—%	(1)	—%
Tax benefit related to sale of Neon	1	—%	—	—%
Change in valuation allowance	(148)	(17%)	10	4%
Foreign operations	152	17%	4	2%
Nondeductible expenses	1	—%	2	1%
Other	3	—%	4	—%
Provision for income taxes	$190	21%	$68	26%

See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was net earnings of $2 million for the fourth quarter of 2020 compared to a net loss of $20 million for the fourth quarter of 2019, a change of $22 million (110%). The losses in the fourth quarter of 2019 are related to losses at Neon, AFG’s United Kingdom-based Lloyd’s insurer. Net losses attributable to noncontrolling interests in the fourth quarter of 2019 includes $18 million related to the $76 million non-core charge for costs associated with AFG’s exit of the Lloyd’s of London insurance market in 2020.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
Segmented Statement of Earnings
AFG reports its business as three segments: (i) Property and casualty insurance (“P&C”), (ii) Annuity and (iii) Other, which includes run-off long-term care and life, holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2020, 2019 and 2018 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (c)	GAAP Total
Year ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$4,899	$—	$—	$—	$4,899	$—	$200	$5,099
Net investment income	404	1,699	2	32	2,137	—	(5)	2,132
Realized gains (losses) on:
Securities	—	—	—	—	—	289	—	289
Subsidiaries	—	—	—	—	—	—	23	23
Income (loss) of MIEs:
Investment income	—	—	201	—	201	—	—	201
Gain (loss) on change in fair value of assets/liabilities	—	—	(39)	—	(39)	—	—	(39)
Other income	8	136	(15)	80	209	(5)	—	204
Total revenues	5,311	1,835	149	112	7,407	284	218	7,909

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,006	—	—	—	3,006	47	218	3,271
Commissions and other underwriting expenses	1,487	—	—	21	1,508	—	117	1,625
Annuity benefits	—	1,085	—	(33)	1,052	140	—	1,192
Annuity and supplemental insurance acquisition expenses	—	265	—	4	269	37	—	306
Interest charges on borrowed money	—	—	—	88	88	—	—	88
Expenses of MIEs	—	—	149	—	149	—	—	149
Other expenses	42	126	—	221	389	36	5	430
Total costs and expenses	4,535	1,476	149	301	6,461	260	340	7,061
Earnings before income taxes	776	359	—	(189)	946	24	(122)	848
Provision for income taxes	164	70	—	(40)	194	5	(72)	127
Net earnings, including noncontrolling interests	612	289	—	(149)	752	19	(50)	721
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Core Net Operating Earnings	612	289	—	(149)	752
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	292	—	(63)	229	(229)	—	—
Annuity non-core earnings (losses), net of tax (b)	—	(149)	—	—	(149)	149	—	—
Neon exited lines (c)	(39)	—	—	—	(39)	—	39	—
Special A&E charges, net of tax	(37)	—	—	(17)	(54)	54	—	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—	—
Other, net of tax	—	—	—	(3)	(3)	3	—	—
Net Earnings Attributable to Shareholders	$536	$432	$—	$(236)	$732	$—	$—	$732

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$5,185	$—	$—	$—	$5,185	$—	$5,185
Net investment income	472	1,792	(4)	43	2,303	—	2,303
Realized gains (losses) on securities	—	—	—	—	—	287	287
Income (loss) of MIEs:
Investment income	—	—	269	—	269	—	269
Gain (loss) on change in fair value of assets/liabilities	—	—	(30)	—	(30)	—	(30)
Other income	11	119	(15)	107	222	1	223
Total revenues	5,668	1,911	220	150	7,949	288	8,237

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,207	—	—	—	3,207	64	3,271
Commissions and other underwriting expenses	1,672	—	—	23	1,695	30	1,725
Annuity benefits	—	1,152	—	(12)	1,140	11	1,151
Annuity and supplemental insurance acquisition expenses	—	222	—	5	227	26	253
Interest charges on borrowed money	—	—	—	68	68	—	68
Expenses of MIEs	—	—	220	—	220	—	220
Other expenses	46	139	—	240	425	16	441
Total costs and expenses	4,925	1,513	220	324	6,982	147	7,129
Earnings before income taxes	743	398	—	(174)	967	141	1,108
Provision for income taxes	150	80	—	(37)	193	46	239
Net earnings, including noncontrolling interests	593	318	—	(137)	774	95	869
Less: Net earnings (loss) attributable to noncontrolling interests	(10)	—	—	—	(10)	(18)	(28)
Core Net Operating Earnings	603	318	—	(137)	784
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	227	227	(227)	—
Annuity non-core earnings (losses), net of tax (b)	—	(29)	—	—	(29)	29	—
Neon exited lines charge	(58)	—	—	—	(58)	58	—
Special A&E charges, net of tax	(14)	—	—	(9)	(23)	23	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—
Net Earnings Attributable to Shareholders	$531	$289	$—	$77	$897	$—	$897

			Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2018
Revenues:
Property and casualty insurance net earned premiums	$4,865	$—	$—	$—	$4,865	$—	$4,865
Net investment income	438	1,638	(7)	25	2,094	—	2,094
Realized gains (losses) on securities	—	—	—	—	—	(266)	(266)
Income (loss) of MIEs:
Investment income	—	—	255	—	255	—	255
Gain (loss) on change in fair value of assets/liabilities	—	—	(21)	—	(21)	—	(21)
Other income	10	125	(16)	104	223	—	223
Total revenues	5,313	1,763	211	129	7,416	(266)	7,150

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,985	—	—	—	2,985	18	3,003
Commissions and other underwriting expenses	1,560	—	—	23	1,583	—	1,583
Annuity benefits	—	1,016	—	(18)	998	—	998
Annuity and supplemental insurance acquisition expenses	—	255	—	6	261	—	261
Interest charges on borrowed money	—	—	—	62	62	—	62
Expenses of MIEs	—	—	211	—	211	—	211
Other expenses	41	131	—	212	384	9	393
Total costs and expenses	4,586	1,402	211	285	6,484	27	6,511
Earnings before income taxes	727	361	—	(156)	932	(293)	639
Provision for income taxes	149	70	—	(35)	184	(62)	122
Net earnings, including noncontrolling interests	578	291	—	(121)	748	(231)	517
Less: Net earnings (loss) attributable to noncontrolling interests	(13)	—	—	—	(13)	—	(13)
Core Net Operating Earnings	591	291	—	(121)	761
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(210)	(210)	210	—
Special A&E charges, net of tax	(14)	—	—	(7)	(21)	21	—
Net Earnings Attributable to Shareholders	$577	$291	$—	$(338)	$530	$—	$530
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). In addition, the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts are considered non-core earnings (losses).
(c)As discussed under “Results of Operations — General,” beginning with the first quarter of 2020, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $607 million in GAAP pretax earnings in 2020 compared to $649 million in 2019, a decrease of $42 million (6%). Property and casualty core pretax earnings were $776 million in 2020 compared to $743 million in 2019, an increase of $33 million (4%). The decrease in GAAP pretax earnings reflects pretax non-core special A&E charges of $47 million in 2020 compared to $18 million in 2019 and higher non-core losses in the Neon exited lines, partially offset by higher core pretax earnings. The increase in core pretax earnings reflects higher core underwriting results, partially offset by lower net investment income in 2020 compared to 2019.

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

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Gross written premiums	$6,995	$7,299	$6,840	(4%)	7%
Reinsurance premiums ceded	(2,003)	(1,957)	(1,817)	2%	8%
Net written premiums	4,992	5,342	5,023	(7%)	6%
Change in unearned premiums	(93)	(157)	(158)	(41%)	(1%)
Net earned premiums	4,899	5,185	4,865	(6%)	7%
Loss and loss adjustment expenses	3,006	3,207	2,985	(6%)	7%
Commissions and other underwriting expenses	1,487	1,672	1,560	(11%)	7%
Core underwriting gain	406	306	320	33%	(4%)

Net investment income	404	472	438	(14%)	8%
Other income and expenses, net	(34)	(35)	(31)	(3%)	13%
Core earnings before income taxes	776	743	727	4%	2%
Pretax non-core special A&E charges	(47)	(18)	(18)	161%	—%
Pretax non-core Neon exited lines (*)	(122)	(76)	—	61%	—%
GAAP earnings before income taxes and noncontrolling interests	$607	$649	$709	(6%)	(8%)
(*) In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are being treated as non-core earnings (losses) beginning in 2020. Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the year ended December 31, 2020 (in millions):

			December 31, 2020
			Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums			$6,995	$92	$7,087
Reinsurance premiums ceded			(2,003)	(71)	(2,074)
Net written premiums			4,992	21	5,013
Change in unearned premiums			(93)	179	86
Net earned premiums			4,899	200	5,099
Loss and loss adjustment expenses			3,006	218	3,224
Commissions and other underwriting expenses			1,487	117	1,604
Underwriting gain (loss)			406	(135)	271

Net investment income			404	(5)	399
Gain on sale of subsidiaries			—	23	23
Other income and expenses, net			(34)	(5)	(39)
Earnings (loss) before income taxes and noncontrolling interests			776	(122)	654
Pretax non-core special A&E charges			(47)	—	(47)
GAAP earnings (loss) before income taxes and noncontrolling interests			$729	$(122)	$607

	Year ended December 31,			Change
Combined Ratios:	2020	2019	2018	2020 - 2019	2019 - 2018
Specialty lines
Loss and LAE ratio	60.9%	61.5%	61.3%	(0.6%)	0.2%
Underwriting expense ratio	30.4%	32.2%	32.1%	(1.8%)	0.1%
Combined ratio	91.3%	93.7%	93.4%	(2.4%)	0.3%

Aggregate — including exited lines
Loss and LAE ratio	64.1%	63.0%	61.7%	1.1%	1.3%
Underwriting expense ratio	31.4%	32.8%	32.1%	(1.4%)	0.7%
Combined ratio	95.5%	95.8%	93.8%	(0.3%)	2.0%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $7.09 billion in 2020 compared to $7.30 billion in 2019, a decrease of $212 million (3%). GWP increased $459 million (7%) in 2019 compared to 2018. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2020		2019		2018		2020 - 2019	2019 - 2018
	GWP	%	GWP	%	GWP	%
Property and transportation	$2,813	40%	$2,759	38%	$2,645	39%	2%	4%
Specialty casualty	3,444	49%	3,768	52%	3,445	50%	(9%)	9%
Specialty financial	738	10%	772	10%	750	11%	(4%)	3%
Total specialty	6,995	99%	7,299	100%	6,840	100%	(4%)	7%
Neon exited lines	92	1%	—	—%	—	—%	—%	—%
Aggregate	$7,087	100%	$7,299	100%	$6,840	100%	(3%)	7%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for the year ended December 31, 2020 and 27% for both the year ended December 31, 2019 and 2018, an increase of 2 percentage points for 2020 compared to 2019. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2020		2019		2018		2020 - 2019	2019 - 2018
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(926)	33%	$(883)	32%	$(891)	34%	1%	(2%)
Specialty casualty	(1,140)	33%	(1,067)	28%	(936)	27%	5%	1%
Specialty financial	(134)	18%	(155)	20%	(148)	20%	(2%)	—%
Other specialty	197		148		158
Total specialty	(2,003)	29%	(1,957)	27%	(1,817)	27%	2%	—%
Neon exited lines	(71)	77%	—	—%	—	—%	77%	—%
Aggregate	$(2,074)	29%	$(1,957)	27%	$(1,817)	27%	2%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $5.01 billion in 2020 compared to $5.34 billion in 2019, a decrease of $329 million (6%). NWP increased $319 million (6%) in 2019 compared to 2018. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2020		2019		2018		2020 - 2019	2019 - 2018
	NWP	%	NWP	%	NWP	%
Property and transportation	$1,887	38%	$1,876	35%	$1,754	35%	1%	7%
Specialty casualty	2,304	46%	2,701	51%	2,509	50%	(15%)	8%
Specialty financial	604	12%	617	12%	602	12%	(2%)	2%
Other specialty	197	4%	148	2%	158	3%	33%	(6%)
Total specialty	4,992	100%	5,342	100%	5,023	100%	(7%)	6%
Neon exited lines	21	—%	—	—%	—	—%	—%	—%
Aggregate	$5,013	100%	$5,342	100%	$5,023	100%	(6%)	6%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $5.10 billion in 2020 compared to $5.19 billion in 2019, a decrease of $86 million (2%). NEP increased $320 million (7%) in 2019 compared to 2018. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2020		2019		2018		2020 - 2019	2019 - 2018
	NEP	%	NEP	%	NEP	%
Property and transportation	$1,871	37%	$1,828	35%	$1,729	36%	2%	6%
Specialty casualty	2,235	44%	2,597	50%	2,403	49%	(14%)	8%
Specialty financial	613	12%	610	12%	598	12%	—%	2%
Other specialty	180	3%	150	3%	135	3%	20%	11%
Total specialty	4,899	96%	5,185	100%	4,865	100%	(6%)	7%
Neon exited lines	200	4%	—	—%	—	—%	—%	—%
Aggregate	$5,099	100%	$5,185	100%	$4,865	100%	(2%)	7%
The $212 million (3%) decrease in gross written premiums in 2020 compared to 2019 reflects a decrease in the Specialty casualty and Specialty financial sub-segments, partially offset by an increase in the Specialty property and transportation sub-segment. Overall average renewal rates increased approximately 11% in 2020. Excluding the workers’ compensation business, renewal pricing increased nearly 15%.

The $459 million (7%) increase in gross written premiums in 2019 compared to 2018 reflects growth in each of the Specialty property and casualty sub-segments. Overall average renewal rates increased approximately 3% in 2019. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 6%.

Property and transportation Gross written premiums increased $54 million (2%) in 2020 compared to 2019, due primarily to growth and new business opportunities in the property and inland marine and ocean marine businesses, partially offset by lower premiums in the transportation businesses, primarily from the return of premiums and reduced exposures as a result of the COVID-19 pandemic and premium reductions in two large national accounts. Average renewal rates increased nearly 6% for this group in 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2020 compared to 2019, reflecting higher cessions in the transportation businesses.

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

Specialty casualty Gross written premiums decreased $324 million (9%) in 2020 compared to 2019 due primarily to the run-off of Neon. Excluding the $567 million in gross written premiums from the Neon exited lines in 2019, gross written premiums increased approximately 8% in 2020 compared to 2019. This increase reflects growth in the excess and surplus, excess liability, targeted markets and directors and officers businesses, primarily the result of renewal rate increases, new business opportunities and higher retentions on renewal business, partially offset by lower premiums in the workers’ compensation businesses due to reduced exposures as a result of the COVID-19 pandemic coupled with renewal rate decreases. Average renewal rates increased approximately 14% for this group in 2020. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased nearly 24% in 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in 2020 compared to 2019, reflecting growth in the excess and surplus and public sector businesses, which cede a larger percentage of premiums than many of the businesses in the Specialty casualty sub-segment and higher cessions in the professional liability business.

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

Specialty financial Gross written premiums decreased $34 million (4%) in 2020 compared to 2019 due primarily to lower premiums from the impact of various state regulations regarding policy cancellations and the placement of forced coverage in the financial institutions business and COVID-related economic impacts on the surety business and heightened risk selection that has reduced new business in the trade credit business, partially offset by higher premiums in the fidelity business. Average renewal rates for this group increased nearly 8% in 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in 2020 compared to 2019, reflecting lower cessions in the financial institutions business.

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

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $49 million (33%) in 2020 compared to 2019, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Reinsurance premiums assumed decreased $10 million (6%) in 2019 compared to 2018, reflecting lower premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2020, 2019 and 2018:

	Year ended December 31,			Change		Year ended December 31,
	2020	2019	2018	2020 - 2019	2019 - 2018	2020	2019	2018
Property and transportation
Loss and LAE ratio	64.6%	71.0%	69.0%	(6.4%)	2.0%
Underwriting expense ratio	25.8%	24.7%	24.1%	1.1%	0.6%
Combined ratio	90.4%	95.7%	93.1%	(5.3%)	2.6%
Underwriting profit						$181	$79	$120

Specialty casualty
Loss and LAE ratio	62.5%	61.1%	61.5%	1.4%	(0.4%)
Underwriting expense ratio	27.5%	32.2%	32.7%	(4.7%)	(0.5%)
Combined ratio	90.0%	93.3%	94.2%	(3.3%)	(0.9%)
Underwriting profit						$223	$175	$141

Specialty financial
Loss and LAE ratio	39.5%	31.5%	37.6%	8.0%	(6.1%)
Underwriting expense ratio	52.3%	53.5%	51.3%	(1.2%)	2.2%
Combined ratio	91.8%	85.0%	88.9%	6.8%	(3.9%)
Underwriting profit						$50	$92	$66

Total Specialty
Loss and LAE ratio	60.9%	61.5%	61.3%	(0.6%)	0.2%
Underwriting expense ratio	30.4%	32.2%	32.1%	(1.8%)	0.1%
Combined ratio	91.3%	93.7%	93.4%	(2.4%)	0.3%
Underwriting profit						$426	$325	$322

Aggregate — including exited lines
Loss and LAE ratio	64.1%	63.0%	61.7%	1.1%	1.3%
Underwriting expense ratio	31.4%	32.8%	32.1%	(1.4%)	0.7%
Combined ratio	95.5%	95.8%	93.8%	(0.3%)	2.0%
Underwriting profit						$224	$212	$302

The Specialty property and casualty insurance operations generated an underwriting profit of $426 million in 2020 compared to $325 million in 2019, an increase of $101 million (31%). The higher underwriting profit in 2020 reflects higher underwriting profits in the Property and transportation and Specialty casualty sub-segments, partially offset by lower underwriting profit in the Specialty financial sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $95 million in COVID-19 related losses (1.9 points on the combined ratio) in 2020. Overall catastrophe losses were $91 million (1.9 points on the combined ratio) and related net reinstatement premiums were $2 million for 2020 compared to catastrophe losses of $60 million (1.2 points) and related net reinstatement premiums of $1 million for 2019.

The Specialty property and casualty insurance operations generated an underwriting profit of $325 million in 2019 compared to $322 million in 2018, an increase of $3 million (1%). The higher underwriting profit in 2019 reflects higher underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Property and transportation sub-segment. Overall catastrophe losses were $60 million (1.2 points on the combined ratio) and related net reinstatement premiums were $1 million for 2019 compared to catastrophe losses of $103 million (2.1 points) and related net reinstatement premiums of $2 million for 2018.

Property and transportation Underwriting profit for this group was $181 million in 2020 compared to $79 million in 2019, an increase of $102 million (129%). This increase reflects higher underwriting profitability in the crop operations following record levels of prevented planting claims in 2019 and, to a lesser extent, higher favorable prior year reserve development in the transportation businesses and improved underwriting results in the aviation business and the Singapore branch. COVID-19 related losses for this group were $7 million (0.4 points on the combined ratio) in 2020.

Catastrophe losses were $47 million (2.5 points on the combined ratio) in 2020 compared to $32 million (1.8 points) in 2019.

Underwriting profit for this group was $79 million in 2019 compared to $120 million in 2018, a decrease of $41 million (34%). Record levels of prevented planting claims in the crop operations were the driver of the lower underwriting profit in 2019 compared to 2018, partially offset by higher underwriting profits in the transportation businesses. Catastrophe losses were $32 million (1.8 points on the combined ratio) in 2019 compared to $26 million (1.5 points) in 2018.

Specialty casualty Underwriting profit for this group was $223 million in 2020 compared to $175 million in 2019, an increase of $48 million (27%). This increase reflects higher year-over-year underwriting profitability in the excess surplus and excess liability businesses and the impact of $36 million of underwriting losses at Neon in 2019, partially offset by lower year-over-year underwriting profits in the targeted markets and workers’ compensation businesses. See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2020 and 2019 for information about AFG’s exit from the Lloyd’s of London insurance market in 2020. COVID-19 related losses were $60 million (2.7 points on the combined ratio) in 2020, primarily in the workers’ compensation and executive liability businesses. Catastrophe losses were $14 million (0.6 points on the combined ratio) and related net reinstatement premiums were $2 million in 2020 compared to catastrophe losses of $17 million (0.7 points) and related net reinstatement premiums of $1 million in 2019.

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

Specialty financial Underwriting profit for this group was $50 million in 2020 compared to $92 million in 2019, a decrease of $42 million (46%) due primarily to lower underwriting profitability in the trade credit, surety and innovative markets businesses and higher year-over year catastrophe losses in the financial institutions business. COVID-19 related losses were $26 million (4.3 points on the combined ratio) in 2020 primarily related to trade credit insurance. Catastrophe losses were $26 million (4.3 points on the combined ratio) in 2020 compared to $10 million (1.6 points) in 2019.

Underwriting profit for this group was $92 million in 2019 compared to $66 million in 2018, an increase of $26 million (39%) due primarily to higher underwriting profitability in the financial institutions and surety businesses. Catastrophe losses were $10 million (1.6 points on the combined ratio) in 2019 compared to $28 million (4.7 points) and related net reinstatement premiums of $1 million in 2018.

Other specialty This group reported an underwriting loss of $28 million in 2020 compared to $21 million in 2019, an increase of $7 million (33%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2020 compared to 2019.

This group reported an underwriting loss of $21 million in 2019 compared to $5 million in 2018, an increase of $16 million (320%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2019 compared to 2018.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include asbestos and environmental reserve charges of $47 million in 2020, $18 million in 2019 and $18 million in 2018, an underwriting loss of $135 million at Neon in 2020, due primarily to catastrophe losses, COVID-19 related charges and several large claims, and the $76 million Neon exited lines charge in 2019. See “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” under “Uncertainties” and “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2020 and 2019. Aggregate underwriting results for AFG’s property and casualty insurance segment also include adverse prior year reserve development of $20 million in 2020, $19 million in 2019 and $2 million in 2018, related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 64.1%, 63.0% and 61.7% in 2020, 2019 and 2018, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2020	2019	2018	2020	2019	2018	2020 - 2019	2019 - 2018
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$1,261	$1,332	$1,216	67.4%	72.8%	70.3%	(5.4%)	2.5%
Prior accident years development	(107)	(67)	(50)	(5.7%)	(3.6%)	(2.8%)	(2.1%)	(0.8%)
COVID-19 related losses	7	—	—	0.4%	—%	—%	0.4%	—%
Current year catastrophe losses	47	32	26	2.5%	1.8%	1.5%	0.7%	0.3%
Property and transportation losses and LAE and ratio	$1,208	$1,297	$1,192	64.6%	71.0%	69.0%	(6.4%)	2.0%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$1,419	$1,657	$1,570	63.5%	63.8%	65.4%	(0.3%)	(1.6%)
Prior accident years development	(97)	(88)	(139)	(4.3%)	(3.4%)	(5.8%)	(0.9%)	2.4%
COVID-19 related losses	60	—	—	2.7%	—%	—%	2.7%	—%
Current year catastrophe losses	14	17	45	0.6%	0.7%	1.9%	(0.1%)	(1.2%)
Specialty casualty losses and LAE and ratio	$1,396	$1,586	$1,476	62.5%	61.1%	61.5%	1.4%	(0.4%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$218	$220	$223	35.4%	36.2%	37.3%	(0.8%)	(1.1%)
Prior accident years development	(28)	(38)	(26)	(4.5%)	(6.3%)	(4.4%)	1.8%	(1.9%)
COVID-19 related losses	26	—	—	4.3%	—%	—%	4.3%	—%
Current year catastrophe losses	26	10	28	4.3%	1.6%	4.7%	2.7%	(3.1%)
Specialty financial losses and LAE and ratio	$242	$192	$225	39.5%	31.5%	37.6%	8.0%	(6.1%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$3,013	$3,315	$3,092	61.5%	64.0%	63.6%	(2.5%)	0.4%
Prior accident years development	(213)	(187)	(212)	(4.4%)	(3.7%)	(4.4%)	(0.7%)	0.7%
COVID-19 related losses	95	—	—	1.9%	—%	—%	1.9%	—%
Current year catastrophe losses	91	60	103	1.9%	1.2%	2.1%	0.7%	(0.9%)
Total Specialty losses and LAE and ratio	$2,986	$3,188	$2,983	60.9%	61.5%	61.3%	(0.6%)	0.2%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$3,155	$3,354	$3,092	61.9%	64.6%	63.6%	(2.7%)	1.0%
Prior accident years development	(127)	(143)	(192)	(2.5%)	(2.8%)	(4.0%)	0.3%	1.2%
COVID-19 related losses	115	—	—	2.2%	—%	—%	2.2%	—%
Current year catastrophe losses	128	60	103	2.5%	1.2%	2.1%	1.3%	(0.9%)
Aggregate losses and LAE and ratio	$3,271	$3,271	$3,003	64.1%	63.0%	61.7%	1.1%	1.3%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.5% in 2020, 64.0% in 2019 and 63.6% in 2018.

Property and transportation   The 5.4 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2020 compared to 2019 reflects a decrease in the loss and LAE ratio in the crop operations due to a high level of prevented planting claims resulting from excess rain in 2019 and, to a lesser extent, lower loss and LAE ratios in the aviation and transportation businesses due primarily to rate increases and lower claim frequency in 2020, and lower loss and LAE ratios in non-crop agricultural businesses and the Singapore branch in 2020 compared to 2019.

The 2.5 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2019 compared to 2018 reflects an increase in the loss and LAE ratio of the crop operations due to a high level of prevented planting claims resulting from excess rain in 2019.

Specialty casualty   The 0.3 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2020 compared to 2019 reflects a decrease in the loss and LAE ratios of the workers’ compensation, targeted markets, executive liability and excess and surplus businesses, partially offset by the impact of the Neon exited lines in 2019, which has a lower loss and LAE ratio than many of the other businesses in the Specialty casualty group. Excluding the impact of the Neon exited lines, the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses decreased 2.1 percentage points in 2020 compared to 2019.

The 1.6 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2019 compared to 2018 reflects a decrease in the loss and LAE ratio at Neon (excluding the impact of the Neon exited lines charge in 2019).

Specialty financial   The 0.8 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2020 compared to 2019 reflects a decrease in the loss and LAE ratio of the financial institutions business, partially offset by an increase in the loss and LAE ratio of the fidelity business.

The 1.1 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2019 compared to 2018 reflects a decrease in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $213 million in 2020 compared to $187 million in 2019 and $212 million in 2018, an increase of $26 million (14%) and a decrease of $25 million (12%), respectively.

Property and transportation Net favorable reserve development of $107 million in 2020 reflects lower than expected claim frequency and severity in the aviation, transportation and agricultural businesses.

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

Specialty casualty Net favorable reserve development of $97 million in 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business, partially offset by higher than expected claim frequency and severity in general liability contractor claims and the excess and surplus and excess liability businesses and higher than anticipated claim severity in the targeted markets businesses.

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

Specialty financial Net favorable reserve development of $28 million in 2020 reflects lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial institutions, fidelity and surety businesses.

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

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $19 million, $6 million and $3 million in 2020, 2019, and 2018, respectively. The net adverse reserve development reflects $24 million, $12 million and $10 million in 2020, 2019 and 2018, respectively, of adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Asbestos and environmental reserve charges   As previously discussed under “Uncertainties” — “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. Total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) were $47 million in 2020 and $18 million in both 2019 and 2018.

Neon exited lines AFG recorded net adverse prior year reserve development of $19 million in 2020 and $7 million in 2019 related to Neon’s exited lines of business (included in loss and loss adjustment expenses). See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2020 and 2019 for information about AFG’s exit of the Lloyd’s of London insurance market in 2020.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges, reserve development related to the Neon exited lines mentioned above and net adverse reserve development of $20 million, $19 million and $2 million in 2020, 2019 and 2018, respectively, related to business outside the Specialty group that AFG no longer writes.

Covid-19 related losses
Underwriting results for AFG’s Specialty property and casualty insurance operations in 2020 included $95 million in COVID-19 related losses. Given the uncertainties surrounding the ultimate number or scope of claims relating to the pandemic, these charges, approximately 72% of which establish reserves for claims that have been incurred but not reported, represent AFG’s current best estimate of losses from the pandemic and related economic disruption incurred through December 31, 2020. Approximately 70% of AFG’s COVID-19 related losses were reported in the workers’ compensation, directors and officers and trade credit businesses, with the remainder spread across numerous other businesses.

In addition, underwriting results for the Neon exited lines includes $20 million of COVID-19 related losses in 2020.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $128 million in 2020 primarily from storms and tornadoes in multiple regions of the United States in the first quarter; storms and tornadoes in multiple regions of the United States and civil unrest in the second quarter; Hurricanes Hanna, Laura and Sally, Tropical Storm Isaias, storms and tornadoes in multiple regions of the United States and multiple wildfires in west coast states in the third quarter, and Hurricanes Laura, Sally, Delta and Zeta and the Nashville explosion in the fourth quarter.

Catastrophe losses of $60 million in 2019 resulted primarily from winter storms in multiple regions of the United States in the first quarter; storms and tornadoes in multiple regions of the United States in the second quarter; Hurricane Dorian and Tropical Storm Imelda in the third quarter and Typhoons Faxai and Hagibis, storms and tornadoes in the south-central United States and the Kincade fire in California in the fourth quarter.

Catastrophe losses of $103 million in 2018 resulted primarily from mudslides in California in the first quarter, storms and flooding in several regions of the United States in the second quarter, Hurricane Florence in the third quarter and Hurricane Michael and wildfires in California in the fourth quarter.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.60 billion in 2020 compared to $1.70 billion in 2019, a decrease of $98 million (6%). AFG’s underwriting expense ratio was 31.4% in 2020 compared to 32.8% in 2019, a decrease of 1.4 percentage points.

AFG’s property and casualty U/W Exp were $1.70 billion in 2019 compared to $1.56 billion in 2018, an increase of $142 million (9%). AFG’s underwriting expense ratio was 32.8% in 2019 compared to 32.1% in 2018, an increase of 0.7 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2020		2019		2018		2020 - 2019	2019 - 2018
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$482	25.8%	$452	24.7%	$417	24.1%	1.1%	0.6%
Specialty casualty	616	27.5%	836	32.2%	786	32.7%	(4.7%)	(0.5%)
Specialty financial	321	52.3%	326	53.5%	307	51.3%	(1.2%)	2.2%
Other specialty	68	38.5%	58	37.9%	50	37.3%	0.6%	0.6%
Total Specialty	1,487	30.4%	1,672	32.2%	1,560	32.1%	(1.8%)	0.1%
Neon exited lines	117		30		—
Total Aggregate	$1,604	31.4%	$1,702	32.8%	$1,560	32.1%	(1.4%)	0.7%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.1 percentage points in 2020 compared to 2019, reflecting lower profitability-based ceding commissions received from reinsurers in the crop business.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.6 percentage points in 2019 compared to 2018 reflecting lower profitability-based ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.7 percentage points in 2020 compared to 2019 due to the runoff of Neon. Neon has a higher expense ratio than many of the other businesses in the Specialty casualty sub-segment. Excluding Neon exited lines, the underwriting expense ratio decreased 1.5 percentage points in 2020 compared to 2019 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability business.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in 2019 compared to 2018 reflecting the impact of higher premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.2 percentage points in 2020 compared to 2019 reflecting the impact of higher premiums on the ratio in the fidelity and equipment leasing businesses and lower travel expenses.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.2 percentage points in 2019 compared to 2018 reflecting higher profitability-based commissions paid to agents in the financial institutions business, partially offset by lower underwriting expenses in the equipment leasing business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $117 million of underwriting expenses in the Neon run-off operations in 2020 and $30 million related to the Neon exited lines charge in 2019 representing contractual employee severance benefits and other incurred exit costs. See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2020 and 2019.

Property and Casualty Net Investment Income
Excluding the Neon exited lines, net investment income in AFG’s property and casualty insurance operations was $404 million in 2020 compared to $472 million in 2019, a decrease of $68 million (14%). Net investment income in AFG’s property and casualty operations was $472 million in 2019 compared to $438 million in 2018, an increase of $34 million (8%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2020 - 2019		2019 - 2018
	2020	2019	2018	Change	% Change	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$345	$398	$358	$(53)	(13%)	$40	11%
Alternative investments	59	74	80	(15)	(20%)	(6)	(8%)
Total net investment income	$404	$472	$438	$(68)	(14%)	$34	8%

Average invested assets (at amortized cost)	$11,760	$11,348	$10,497	$412	4%	$851	8%

Yield (net investment income as a % of average invested assets)	3.44%	4.16%	4.17%	(0.72%)		(0.01%)

Tax equivalent yield (*)	3.56%	4.32%	4.35%	(0.76%)		(0.03%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s decrease in net investment income in 2020 compared to 2019 reflects lower earnings from alternative investments (partnerships and similar investments and AFG-managed CLOs) in 2020 as a result of the negative impact of the COVID-19 pandemic on financial markets, lower short-term interest rates and lower dividend income, partially offset by growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 3.44% in 2020 compared to 4.16% in 2019, a decrease of 0.72 percentage points. The yield earned on alternative investments was 6.6% in 2020 compared to 10.3% in 2019.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $5 million loss in 2020 in net investment income, primarily from changes in the fair value of equity securities.

The increase in average invested assets and net investment income in the property and casualty insurance segment in 2019 compared to 2018 reflects growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments was 4.16% in 2019 compared to 4.17% in 2018, a decrease of 0.01 percentage points reflecting lower earnings from alternative investments. The yield earned on alternative investments was 10.3% in 2019 compared to 13.9% in 2018.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $34 million in 2020, $35 million in 2019, and $31 million in 2018. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2020	2019	2018
Other income	$8	$11	$10
Other expenses
Amortization of intangibles	12	11	9
Other	30	35	32
Total other expenses	42	46	41
Other income and expenses, net	$(34)	$(35)	$(31)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $5 million in other income and expenses, net during 2020.

Annuity Segment — Results of Operations
AFG’s annuity operations contributed $171 million in GAAP pretax earnings in 2020 compared to $362 million in 2019, a decrease of $191 million (53%) due primarily to lower core earnings, the impact of a stronger stock market performance in 2019 as compared to 2020, the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts and higher unlocking charges in 2020 compared to 2019, partially offset by a less negative impact from lower than expected interest rates on the accounting for FIAs in 2020 compared to 2019. AFG monitors the major actuarial assumptions underlying its annuity operations throughout the year and conducts detailed reviews (“unlocking”) of its assumptions annually. Beginning with the third quarter of 2019, AFG moved its annual unlocking from the fourth quarter to the third quarter and expects to continue to conduct the annual review in the third quarter of each year (consistent with many of its peers). If changes in the economic environment or actual experience would cause material revisions to future estimates, these assumptions are updated (unlocked) in an interim quarter. AFG’s unlocking of the actuarial assumptions underlying its annuity operations resulted in a net charge of $46 million in 2020 compared to $1 million in 2019.

AFG’s annuity operations contributed $362 million in GAAP pretax earnings in 2019 compared to $361 million in 2018, an increase of $1 million. This slight increase in AFG’s GAAP annuity segment results for 2019 compared 2018 is due primarily to the positive impact of strong market performance in the 2019 period, the unfavorable impact of the decline in the stock market in 2018 and higher unlocking charges in the 2018 period, offset by the unfavorable impact of significantly lower than anticipated interest rates on the fair value of derivatives related to FIAs in 2019 compared to the favorable impact of higher than anticipated interest rates in 2018. In addition to the fourth quarter detailed review in 2018, AFG unlocked its assumptions for option costs and interest rates in the second quarter of 2018 due to continued higher FIA option costs (resulting primarily from higher than expected risk-free rates). AFG’s unlocking of the actuarial assumptions underlying its annuity operations resulted in a net charge of $1 million in 2019 compared to $31 million in 2018.

The following table details AFG’s GAAP and core earnings before income taxes from its annuity operations for 2020, 2019 and 2018 (dollars in millions):

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Revenues:
Net investment income	$1,699	$1,792	$1,638	(5%)	9%
Other income:
Guaranteed withdrawal benefit fees	69	67	65	3%	3%
Policy charges and other miscellaneous income (a)	67	52	60	29%	(13%)
Total revenues	1,835	1,911	1,763	(4%)	8%

Costs and Expenses:
Annuity benefits (a)(b)	1,085	1,152	1,016	(6%)	13%
Acquisition expenses (a)	265	222	255	19%	(13%)
Other expenses (a)	126	139	131	(9%)	6%
Total costs and expenses	1,476	1,513	1,402	(2%)	8%
Core earnings before income taxes	359	398	361	(10%)	10%
Pretax non-core earnings (losses) (a)	(188)	(36)	—	422%	—%
GAAP earnings before income taxes	$171	$362	$361	(53%)	—%
(a)As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). In addition, the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts are considered non-core earnings (losses). The impact of these items are shown aggregated as non-core annuity earnings (losses) and excluded from the income statement line items in the table above for 2020 and 2019, respectively:
•Policy charges and other miscellaneous income — $5 million unfavorable impact in 2020 and $1 million favorable in 2019.
•Annuity benefits — unfavorable impact of $140 million in 2020 and $11 million in 2019.
•Acquisition expenses — unfavorable impact on the amortization of deferred policy acquisition costs of $37 million in 2020 and $26 million in 2019.
•Other expenses — unfavorable impact of $6 million in 2020.

(b)Details of the components of annuity benefits are provided below.

Annuity earnings before income taxes were $359 million in 2020 compared to $398 million in 2019, a decrease of $39 million (10%). As discussed under “Results of Operations — General,” beginning with the second quarter of 2019, unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs are considered non-core earnings (losses). In addition, the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts are considered non-core earnings (losses). For 2020, the annuity segment’s core earnings before income taxes excludes $188 million in pretax losses related to these items. Since annuity core earnings for the first quarter of 2019 and prior periods were not adjusted, the annuity segment’s core earnings before income taxes for 2019 includes the $11 million unfavorable impact from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs in the first quarter of 2019 and the full-year results for 2018 include the $48 million unfavorable impact from these items. Excluding the $11 million unfavorable impact of these items in the first quarter of 2019, annuity core net operating earnings decreased $50 million in 2020 compared to 2019 reflecting lower income from partnerships and similar investments and AFG-managed CLOs and the impact of lower short-term interest rates on investment income in 2020, partially offset by higher gains on equity index call options in excess of policyholder index credits, lower other expenses, higher than expected persistency and a reduction in the cost of funds due to renewal rate actions taken by AFG. Excluding the unfavorable impact of these items in the first quarter of 2019 and full-year 2018, annuity core earnings before income taxes were $409 million for both 2019 and 2018 reflecting growth in the business, offset by the impact of lower investment yields and higher renewal option costs. The table below highlights the impact of reinsurance, unlocking, changes in the fair value of derivatives and other impacts of the changes in the stock market and interest rates on annuity segment results (dollars in millions):

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Earnings before income taxes — before the impact of reinsurance, unlocking, derivatives related to FIAs and other impacts of stock market performance and interest rates on FIAs	$359	$409	$409	(12%)	—%
Reinsurance	(47)	—	—	—%	—%
Unlocking	(46)	(1)	(31)	4,500%	(97%)
Impact of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs:
Change in fair value of derivatives related to FIAs	(279)	(294)	(51)	(5%)	476%
Accretion of guaranteed minimum FIA benefits	(404)	(408)	(347)	(1%)	18%
Other annuity benefits	(60)	(14)	(83)	329%	(83%)
Less cost of equity options	562	586	506	(4%)	16%
Related impact on the amortization of deferred policy acquisition costs	86	84	(42)	2%	(300%)
Earnings before income taxes	$171	$362	$361	(53%)	—%

Annuity benefits consisted of the following (dollars in millions):

	Year ended December 31,
	2020				2019			Total
		Non-Core						% Change
	Core	Non- Reinsurance	Reinsurance	Total	Core	Non-core	Total	2020 - 2019
Interest credited — fixed	$399	$—	$—	$399	$396	$—	$396	1%
Accretion of guaranteed minimum FIA benefits	—	404	22	426	99	309	408	4%
Interest credited — fixed component of variable annuities	4	—	—	4	4	—	4	—%
Cost of equity options	562	(562)	—	—	445	(445)	—	—%
Other annuity benefits:
Amortization of sales inducements	9	—	—	9	13	—	13	(31%)
Change in guaranteed withdrawal benefit reserve:
Impact of reinsurance and change in the stock market and interest rates	—	5	—	5	(12)	(12)	(24)	(121%)
Accretion of benefits and other	96	—	—	96	84	—	84	14%
Change in expected death and annuitization reserves and other	15	—	—	15	24	—	24	(38%)
Change in other benefit reserves — impact of reinsurance and changes in interest rates and the stock market	—	55	(4)	51	4	34	38	34%
Unlocking	—	(77)	—	(77)	—	(74)	(74)	4%
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	—	462	61	523	462	638	1,100	(52%)
Equity option mark-to-market	—	(183)	(43)	(226)	(367)	(439)	(806)	(72%)
Impact of derivatives related to FIAs	—	279	18	297	95	199	294	1%

Total annuity benefits	1,085	104	36	1,225	1,152	11	1,163	5%
Reclassify annuity segment option gains	(33)	—	—	(33)	(12)	—	(12)	175%
GAAP annuity benefits	$1,052	$104	$36	$1,192	$1,140	$11	$1,151	4%

				Total
	Year ended December 31, 2018			% Change
	Core	Non-core	Total	2019 - 2018
Interest credited — fixed	$357	$—	$357	11%
Accretion of guaranteed minimum FIA benefits	347	—	347	18%
Interest credited — fixed component of variable annuities	5	—	5	(20%)
Cost of equity options	—	—	—	—%
Other annuity benefits:
Amortization of sales inducements	19	—	19	(32%)
Change in guaranteed withdrawal benefit reserve:
Impact of change in the stock market and interest rates	32	—	32	(175%)
Accretion of benefits and other	74	—	74	14%
Change in expected death and annuitization reserves and other	21	—	21	14%
Change in other benefit reserves — impact of changes in interest rates and the stock market	51	—	51	(25%)
Unlocking	59	—	59	(225%)
Derivatives related to fixed-indexed annuities:
Embedded derivative mark-to-market	(248)	—	(248)	(544%)
Equity option mark-to-market	299	—	299	(370%)
Impact of derivatives related to FIAs	51	—	51	476%

Total annuity benefits	1,016	—	1,016	14%
Reclassify annuity segment option gains	(18)	—	(18)	(33%)
GAAP annuity benefits	$998	$—	$998	15%

Because fluctuations in interest rates and the stock market, among other factors, can cause volatility in annuity benefits expense related to FIAs that can be inconsistent with the long-term economics of the FIA business, management believes that including the actual cost of the equity options purchased in the FIA business and excluding unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs provides investors with a better view of the true cost of funds in the business and a more comparable measure to the cost of funds reported by its peers. The cost of the equity options included in AFG’s cost of funds is the net purchase price of the option contracts amortized on a straight-line basis over the life of the contracts, which is generally one year. The following table reconciles AFG’s non-GAAP cost of funds measure to total GAAP annuity benefits expense (in millions):

	Year ended December 31,
	2020	2019	2018
Interest credited — fixed	$399	$396	$357
Include cost of equity options	562	586	506
Cost of funds	961	982	863

Interest credited — fixed component of variable annuities	4	4	5
Other annuity benefits, excluding the impact of reinsurance and interest rates and the stock market on FIAs	120	121	114
	1,085	1,107	982
Impact of reinsurance and changes in fair value of derivatives related to FIAs, and other impacts of the stock market and interest rates over or under option costs:
Reinsurance	36	—	—
Unlocking	(77)	(74)	59
Impact of derivatives related to FIAs	279	294	51
Accretion of guaranteed minimum FIA benefits	404	408	347
Other annuity benefits — impact of the stock market and interest rates on FIAs	60	14	83
Less cost of equity options (included in cost of funds)	(562)	(586)	(506)
Total annuity benefits expense	1,225	1,163	1,016
Reclassify annuity segment option gains	(33)	(12)	(18)
GAAP annuity benefits expense	$1,192	$1,151	$998

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense.

Net Spread on Fixed Annuities (excludes variable annuity earnings)
The table below (dollars in millions) details the components of the spreads for AFG’s fixed annuity operations (including fixed-indexed and variable-indexed annuities):

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Average fixed annuity investments (at amortized cost)	$39,260	$38,216	$34,471	3%	11%
Average fixed annuity benefits accumulated	39,328	38,460	34,706	2%	11%

As % of fixed annuity benefits accumulated (except as noted):
Net investment income (as % of fixed annuity investments)	4.31%	4.67%	4.73%
Cost of funds	(2.44%)	(2.55%)	(2.49%)
Other annuity benefit expenses, net of guaranteed withdrawal benefit fees (*)	(0.13%)	(0.14%)	(0.15%)
Net interest spread	1.74%	1.98%	2.09%

Policy charges and other miscellaneous income (*)	0.14%	0.11%	0.15%
Acquisition expenses (*)	(0.66%)	(0.66%)	(0.67%)
Other expenses (*)	(0.31%)	(0.35%)	(0.37%)
Net spread earned on fixed annuities excluding the impact of reinsurance, unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs	0.91%	1.08%	1.20%
Impact of changes in fair value of derivatives related to FIAs and other impacts of the stock market and interest rates under (over) options costs:
Included in core	—%	(0.03%)	(0.04%)
Annuity non-core earnings (losses) - excluding reinsurance	(0.24%)	(0.09%)	—%
Reinsurance	(0.12%)	—%	—%
Unlocking	(0.12%)	—%	(0.09%)
Net spread earned on fixed annuities	0.43%	0.96%	1.07%
(*)Excluding the impact of reinsurance, unlocking, the impact of changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on annuity benefits and the related impact on the amortization of deferred policy acquisition costs.

Annuity Net Investment Income
Net investment income in 2020 was $1.70 billion compared to $1.79 billion in 2019, a decrease of $93 million (5%). The overall yield earned on investments in AFG’s annuity operations, calculated as net investment income divided by average investment balances (at amortized cost), decreased by 0.36 percentage points to 4.31% from 4.67% in 2020 compared to 2019. The decrease in net investment income and the net investment yield between periods reflects the negative impact of lower earnings from partnerships and similar investments and AFG-managed CLOs, and the impact of the run-off of higher yielding investments and lower short-term interest rates. AFG’s annuity segment recorded $64 million in earnings from partnerships and similar investments and AFG-managed CLOs in 2020 compared to $110 million in 2019, a decrease of $46 million (42%). The annualized yield earned on these partnerships and similar investments and AFG-managed CLOs was 4.8% in 2020 compared to 9.7% in 2019.

Net investment income in 2019 was $1.79 billion compared to $1.64 billion in 2018, an increase of $154 million (9%). This increase reflects the growth in AFG’s annuity business, partially offset by the impact of lower investment yields. The overall yield earned on investments in AFG’s annuity operations decreased by 0.06 percentage points to 4.67% from 4.73% in 2019 compared to 2018. This decrease in net investment yield reflects lower yields on partnerships and similar investments and AFG-managed CLOs.

Annuity Cost of Funds
Cost of funds for 2020 was $961 million compared to $982 million for 2019, a decrease of $21 million (2%). This decrease reflects a reduction in the cost of funds as a percentage of average annuity benefits accumulated due to offering lower renewal crediting rates (index participation) on option costs. The average cost of policyholder funds, calculated as cost of funds divided by average fixed annuity benefits accumulated, decreased 0.11 percentage points to 2.44% from 2.55% in 2020 compared to 2019 reflecting a reduction in the cost of funds as a percentage of average annuity benefits accumulated due to the impact of lower crediting rates (index participation) on both new sales (initial rates) and in force business (renewal rates).

Cost of funds for 2019 was $982 million compared to $863 million for 2018, an increase of $119 million (14%). This increase reflects growth in the annuity business and higher renewal option costs. The average cost of policyholder funds increased 0.06 percentage points to 2.55% from 2.49% in 2019 compared to 2018 reflecting higher renewal option costs.

The following table provides details of AFG’s interest credited and other cost of funds (in millions):

	Year ended December 31,
	2020	2019	2018
Cost of equity options (FIAs)	$562	$586	$506
Interest credited:
Traditional fixed annuities	248	244	234
Fixed component of fixed-indexed annuities	98	94	78
Immediate annuities	23	24	24
Pension risk transfer products	19	7	1
Federal Home Loan Bank advances	11	27	20
Total cost of funds	$961	$982	$863

Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees
Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of reinsurance, unlocking and the stock market and interest rates were $51 million in 2020 and $54 million in 2019, representing a decrease of $3 million (6%) in 2020 compared to 2019. As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.01 percentage points to 0.13% in 2020 from 0.14% in 2019.

Other annuity benefits, net of guaranteed withdrawal benefit fees excluding the impact of unlocking and the stock market and interest rates were $54 million in 2019 and $49 million in 2018, representing an increase of $5 million (10%) in 2019 compared to 2018. As a percentage of average fixed annuity benefits accumulated, these net expenses decreased 0.01 percentage points to 0.14% in 2019 from 0.15% in 2018.

In addition to interest credited to policyholders’ accounts and the change in fair value of derivatives related to fixed-indexed annuities, annuity benefits expense also includes the following expenses (in millions, net of guaranteed withdrawal benefit fees):

	Year ended December 31,
	2020	2019	2018
Other annuity benefits, excluding the impact of reinsurance and the stock market and interest rates on FIAs:
Amortization of sales inducements	$9	$13	$19
Change in guaranteed withdrawal benefit reserve	96	84	74
Change in other benefit reserves	15	24	21
Other annuity benefits	120	121	114
Offset guaranteed withdrawal benefit fees	(69)	(67)	(65)
Other annuity benefits excluding the impact of reinsurance and the stock market and interest rates on FIAs, net	51	54	49
Other annuity benefits — impact of reinsurance and the stock market and interest rates on FIAs	56	14	83
Other annuity benefits, net	$107	$68	$132

As discussed under “Annuity Benefits Accumulated” in Note A — “Accounting Policies” to the financial statements, guaranteed withdrawal benefit reserves are accrued for and modified using assumptions similar to those used in establishing and amortizing deferred policy acquisition costs. In addition, the guaranteed withdrawal benefit reserve related to FIAs can be inversely impacted by the calculated FIA embedded derivative reserve as the value to policyholders of the guaranteed withdrawal benefits decreases when the benefit of stock market participation increases. As shown in the table above, the impact of reinsurance and changes in the stock market and interest rates on FIAs increased AFG’s guaranteed withdrawal benefit reserve by $56 million in 2020 compared to $14 million in 2019. This $42 million (300%) increase was the primary cause of the $39 million overall increase in other annuity benefits, net of guaranteed withdrawal fees in 2020 compared to 2019.

The change in the stock market and interest rates increased AFG’s guaranteed withdrawal benefit reserve by $14 million in 2019 compared to $83 million 2018. This $69 million (83%) decrease was the primary cause of the $64 million overall decrease in other annuity benefits, net of guaranteed withdrawal benefit fees in 2019 compared to 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity benefits expense.

Annuity Net Interest Spread
AFG’s net interest spread decreased 0.24 percentage points to 1.74% from 1.98% in 2020 compared to 2019 due primarily to the negative impact of lower earnings from partnerships and similar investments and AFG-managed CLOs in 2020 and lower investment yields. Features included in current annuity product offerings allow AFG to achieve its desired profitability at a lower net interest spread than historical product offerings. As a result, AFG expects its net interest spread to narrow in the future.

AFG’s net interest spread decreased 0.11 percentage points to 1.98% in 2019 from 2.09% in 2018 due primarily to higher renewal option costs and lower investment yields.

Annuity Policy Charges and Other Miscellaneous Income
Excluding the $5 million unlocking charge in 2020 and the $1 million favorable impact of unlocking in 2019 related to unearned revenue, annuity policy charges and other miscellaneous income, which consist primarily of surrender charges, amortization of deferred upfront policy charges (unearned revenue) and equity index call option proceeds received at maturity that are not passed to policyholders through index credits due to surrenders, were $67 million in 2020 compared to $52 million in 2019, an increase of $15 million (29%), reflecting higher gains on equity index call options in excess of policyholder index credits. Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated increased 0.03 percentage points to 0.14% in 2020 from 0.11% in 2019.

Excluding the $1 million favorable impact of unlocking in 2019 and $1 million unlocking charge in 2018 related to unearned revenue, annuity policy charges and other miscellaneous income were $52 million in 2019 compared to $60 million in 2018, a decrease of $8 million (13%). Excluding the impact of unlocking charges related to unearned revenue, annuity policy charges and other miscellaneous income as a percentage of average fixed annuity benefits accumulated decreased 0.04 percentage points to 0.11% in 2019 from 0.15% in 2018.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on annuity policy charges and other miscellaneous income.

Annuity Acquisition Expenses
In addition to the impact of unlocking, the following table illustrates the acceleration/deceleration of the amortization of deferred policy acquisition costs (“DPAC”) resulting from reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs (in millions):

	Year ended December 31,
	2020	2019	2018
Annuity acquisition expenses excluding the impact of reinsurance, unlocking and changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	$265	$256	$242
Reinsurance	5	—	—
Unlocking	118	76	(29)
Impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates:
Included in core	—	(34)	42
Annuity non-core earnings (losses) - excluding reinsurance	(86)	(50)	—
Annuity acquisition expenses	$302	$248	$255

Annuity acquisition expenses excluding reinsurance, unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $265 million for 2020 compared to $256 million for 2019, an increase of $9 million (4%), reflecting growth in the year-over-year average of fixed annuity benefits accumulated.

Annuity acquisitions expenses excluding unlocking and the acceleration/deceleration of the amortization resulting from changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under option costs were $256 million for 2019 compared to $242 million for 2018, an increase of $14 million (6%), reflecting growth in the annuity business.

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

The negative impact of significantly lower than anticipated interest rates during both 2020 and 2019 on the fair value of derivatives and other liabilities related to FIAs and the negative impact of reinsurance in the fourth quarter of 2020 resulted in a deceleration of the amortization of DPAC. In contrast, the positive impact of higher than anticipated interest rates during 2018 on the fair value of derivatives and other liabilities related to FIAs resulted in a partially offsetting acceleration of the amortization of DPAC.

The table below illustrates the impact of reinsurance, unlocking and the estimated impact of changes in the fair value of derivatives related to fixed-indexed annuities and other impacts of changes in the stock market and interest rates on FIAs on annuity acquisition expenses as a percentage of average fixed annuity benefits accumulated:

	Year ended December 31,
	2020	2019	2018
Excluding reinsurance, unlocking, the impact of changes in the fair value of derivatives related to FIAs and other impacts of the stock market and interest rates	0.66%	0.66%	0.67%
Reinsurance	0.01%	—%	—%
Unlocking	0.30%	0.20%	(0.08%)
Impact of changes in fair value of derivatives and other impacts of the stock market and interest rates	(0.22%)	(0.23%)	0.12%
Annuity acquisition expenses as a % of fixed annuity benefits accumulated	0.75%	0.63%	0.71%

Annuity Other Expenses
Annuity other expenses were $126 million in 2020 compared to $139 million in 2019, a decrease of $13 million (9%) reflecting expense reimbursement related to reinsurance and lower expenses due to the COVID-19 pandemic. Annuity other expenses were $139 million in 2019 compared to $131 million in 2018, an increase of $8 million (6%) reflecting growth in the annuity business. Annuity other expenses represent primarily general and administrative expenses, as well as selling and issuance expenses that are not deferred. As a percentage of average fixed annuity benefits accumulated, these expenses decreased 0.04 percentage points to 0.31% in 2020 from 0.35% in 2019 and decreased 0.02 percentage points in 2019 from 0.37% in 2018.

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

As discussed above under “Other Annuity Benefits, Net of Guaranteed Withdrawal Benefit Fees” and “Annuity Acquisition Expenses,” the periodic accounting for DPAC and guaranteed withdrawal benefits related to FIAs is also impacted by changes in the stock market and interest rates. These impacts may be temporary in nature and not necessarily indicative of the long-term performance of the FIA business. The table below highlights the impact of reinsurance and changes in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of unlocking) over or under the cost of the equity index options (discussed above) on earnings before income taxes for the annuity segment (dollars in millions):

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Excluding reinsurance:
Change in the fair value of derivatives related to FIAs	$(279)	$(294)	$(51)	(5%)	476%
Accretion of guaranteed minimum FIA benefits	(404)	(408)	(347)	(1%)	18%
Other annuity benefits	(60)	(14)	(83)	329%	(83%)
Less cost of equity options	562	586	506	(4%)	16%
Related impact on the amortization of DPAC	86	84	(42)	2%	(300%)
Reinsurance	(47)	—	—	—%	—%
Impact on annuity segment earnings before income taxes	$(142)	$(46)	$(17)	209%	171%

During 2020, the negative impact of significantly lower than anticipated interest rates and the amortization of the deferred loss related to the annuity block reinsurance agreement entered into in the fourth quarter of 2020 and other reinsurance impacts reduced the annuity segment’s earnings before income taxes (excluding unlocking) by $142 million compared to the $46 million negative impact of the stock market and interest rates (excluding unlocking) on annuity earnings before income taxes for 2019, an increase of $96 million (209%). In 2019, the negative impact of significantly lower than anticipated interest rates was partially offset by the positive impact of strong stock market performance. In 2018, the positive impact of higher than expected interest rates was more than offset by higher interest on the embedded derivative, the negative impact of higher than expected option costs and significantly lower stock market performance. As a percentage of average fixed annuity benefits accumulated, the impact of reinsurance and changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the indexed-based component of those FIAs in 2020 was a net expense (excluding unlocking) of 0.36%, 0.12% and 0.04% in 2020, 2019 and 2018, respectively.

The following table provides analysis of the primary factors impacting the change in the fair value of derivatives related to FIAs and the other impacts of the stock market and interest rates (excluding the impact of unlocking) on the accounting for FIAs over or under the cost of the equity index options discussed above on a net of reinsurance basis. Each factor is presented net of the estimated related impact on amortization of DPAC (dollars in millions).

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Excluding reinsurance:
Changes in the stock market, including volatility	$13	$68	$(29)	(81%)	(334%)
Changes in interest rates higher (lower) than expected	(100)	(117)	33	(15%)	(455%)
Other	(8)	3	(21)	(367%)	(114%)
Impact on annuity segment earnings before income taxes, excluding reinsurance	(95)	(46)	(17)	107%	171%
Reinsurance (*)	(47)	—	—	—%	—%
Impact on annuity segment earnings before income taxes	$(142)	$(46)	$(17)	209%	171%
(*)    The $47 million loss from the impact of reinsurance reflects the amortization of the deferred loss from the annuity block reinsurance transaction entered into in the fourth quarter of 2020, impacts of changes in the stock market and interest rates on the accounting for FIAs and higher index credits paid to Commonwealth compared to the option cost reimbursements received from Commonwealth.

See “Annuity Unlocking” below for a discussion of the impact that the unlocking of actuarial assumptions had on the change in the fair value of the embedded derivative and other annuity liabilities.

Annuity Net Spread Earned on Fixed Annuities
AFG’s net spread earned on fixed annuities excluding the impact of reinsurance, unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.17 percentage points to 0.91% in 2020 from 1.08% in 2019 due primarily to the 0.24 percentage points decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.53 percentage points to 0.43% in 2020 from 0.96% in 2019 due to the decrease in AFG’s net interest spread, the impact of reinsurance and changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above and the impact of unlocking discussed below under “Annuity Unlocking.”

AFG’s net spread earned on fixed annuities excluding the impact of unlocking, changes in the fair value of derivatives related to FIAs and other impacts of changes in the stock market and interest rates over or under option costs decreased 0.12 percentage points to 1.08% in 2019 from 1.20% in 2018 due primarily to the 0.11 percentage point decrease in AFG’s net interest spread discussed above. AFG’s overall net spread earned on fixed annuities decreased 0.11 percentage points to 0.96% in 2019 from 1.07% in 2018 due to the decrease in AFG’s net interest spread, the impact of changes in the fair value of derivatives and other impacts of the stock market and interest rates on the accounting for FIAs discussed above, partially offset by the impact of the unlocking of actuarial assumptions discussed below under “Annuity Unlocking.”

Annuity Benefits Accumulated
Annuity premiums received and benefit payments are recorded as increases or decreases in annuity benefits accumulated rather than as revenue and expense. Increases in this liability for interest credited and other benefits are charged to expense and decreases for surrender and other policy charges are credited to other income.

For certain products, annuity benefits accumulated also includes reserves for accrued persistency and premium bonuses, excess benefits expected to be paid on future deaths and annuitizations (“EDAR”) and guaranteed withdrawal benefits. Annuity benefits accumulated also includes amounts advanced from the Federal Home Loan Bank of Cincinnati. The following table is a progression of AFG’s annuity benefits accumulated liability for 2020, 2019 and 2018 (in millions):

	Year ended December 31,
	2020	2019	2018
Beginning fixed annuity reserves	$40,018	$36,431	$33,005
Fixed annuity premiums (receipts)	4,070	4,939	5,382
Federal Home Loan Bank advances, net	35	—	225
Surrenders, benefits and other withdrawals	(3,464)	(3,260)	(2,836)
Interest and other annuity benefit expenses:
Cost of funds	961	982	863
Embedded derivative mark-to-market	523	1,100	(248)
Change in other benefit reserves	1	(99)	(19)
Unlocking	(73)	(75)	59
Ending fixed annuity reserves	$42,071	$40,018	$36,431

Reconciliation to annuity benefits accumulated per balance sheet:
Ending fixed annuity reserves (from above)	$42,071	$40,018	$36,431
Impact of unrealized investment gains	338	225	10
Fixed component of variable annuities	164	163	175
Annuity benefits accumulated per balance sheet	$42,573	$40,406	$36,616

Statutory Annuity Premiums
AFG’s annuity operations generated gross statutory premiums of $4.09 billion in 2020, $4.96 billion in 2019 and $5.41 billion in 2018, a decrease of $873 million (18%) in 2020 compared to 2019 and a decrease of $447 million (8%) in 2019 compared to 2018. The following table summarizes AFG’s annuity sales (dollars in millions):

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Financial institutions single premium annuities — indexed	$1,372	$1,537	$1,776	(11%)	(13%)
Financial institutions single premium annuities — fixed	896	1,229	492	(27%)	150%
Retail single premium annuities — indexed	591	943	1,418	(37%)	(33%)
Retail single premium annuities — fixed	99	120	87	(18%)	38%
Broker dealer single premium annuities — indexed	457	657	1,271	(30%)	(48%)
Broker dealer single premium annuities — fixed	27	32	14	(16%)	129%
Pension risk transfer	499	257	132	94%	95%
Education market — fixed and indexed annuities	129	164	192	(21%)	(15%)
Total fixed annuity premiums	4,070	4,939	5,382	(18%)	(8%)
Variable annuities	17	21	25	(19%)	(16%)
Total gross annuity premiums	4,087	4,960	5,407	(18%)	(8%)
Ceded premiums	(492)	—	—	—%	—%
Total net annuity premiums	$3,595	$4,960	$5,407	(28%)	(8%)

Management attributes the 18% decrease in gross annuity premiums in 2020 compared to 2019 to the lower market interest rate environment. In response to the continued drop in market interest rates during 2019 and 2020, AFG lowered crediting rates on several products, which has slowed annuity sales compared to 2019 and 2018 levels. In addition, many of the restrictions from the COVID-19 pandemic impact the ability of agents to conduct business in the same manner as usual.

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

The unlocking of the major actuarial assumptions underlying AFG’s annuity operations resulted in net charges related to its annuity business of $46 million, $1 million and $31 million in 2020, 2019 and 2018, respectively, which impacted AFG’s financial statements as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Policy charges and other miscellaneous income:
Unearned revenue	$(5)	$1	$(1)
Total revenues	(5)	1	(1)
Annuity benefits:
Fixed-indexed annuities embedded derivative	(240)	(181)	44
Guaranteed withdrawal benefit reserve	107	102	10
Other reserves	60	4	5
Sales inducements asset	(4)	1	—
Total annuity benefits	(77)	(74)	59
Annuity and supplemental insurance acquisition expenses:
Deferred policy acquisition costs	118	76	(29)
Total costs and expenses	41	2	30
Net charge	$(46)	$(1)	$(31)

The net charge from unlocking annuity assumptions in 2020 is due primarily to the unfavorable impact related to lower expected future investment income resulting from a decrease to the long-term interest rate assumptions and the unfavorable impact related to changes in assumed persistency outside the surrender period on policies without guaranteed withdrawal benefits, partially offset by the favorable impact of lowering projected FIA option costs, including anticipated renewal rate actions. For the 2020 unlocking, reinvestment rate assumptions are based primarily on the expectation that the 7-year U.S. Treasury rate will increase to 2.45% and the 10-year U.S. Treasury rate will increase to 2.75% over time. For the unlocking in the third quarter of 2020, AFG assumed a net reinvestment rate (net of default and expense assumptions) of 3.08% in 2021, grading up ratably to an ultimate net reinvestment rate of 4.58% in 2031 and beyond.

The net charge from unlocking annuity assumptions in 2019 is due primarily to the unfavorable impacts of a decrease in projected net interest spreads on in force business (due primarily to lower than previously anticipated reinvestment rates and the impact of lower than previously anticipated interest rates on floating rate investments) and higher assumed persistency in certain blocks of business, offset by lowering projected FIA option costs, including anticipated renewal rate actions.

In addition to the $4 million net charge from the periodic review of annuity assumptions in the fourth quarter of 2018, AFG recorded a $27 million net unlocking charge in the second quarter of 2018 due primarily to the unfavorable impact of higher projected option costs, partially offset by the favorable impact of an increase in projected net interest spreads on in force business (due primarily to higher than previously anticipated reinvestment rates).

Annuity Earnings before Income Taxes Reconciliation
The following table reconciles the net spread earned on AFG’s fixed annuities to overall annuity pretax earnings for 2020, 2019 and 2018 (in millions):

	Year ended December 31,
	2020	2019	2018
Earnings on fixed annuity benefits accumulated	$169	$367	$370
Earnings impact of investments in excess of fixed annuity benefits accumulated (*)	(3)	(10)	(11)
Variable annuity earnings	5	5	2
Earnings before income taxes	$171	$362	$361
(*)Net investment income (as a % of investments) of 4.31%, 4.67% and 4.73% in 2020, 2019 and 2018, respectively, multiplied by the difference between average fixed annuity investments (at amortized cost) and average fixed annuity benefits accumulated in each period.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $219 million in 2020 compared to $190 million in 2019, an increase of $29 million (15%). AFG’s net core pretax loss outside of its property and casualty insurance and annuity segments (excluding realized gains and losses) totaled $189 million in 2020 compared to $174 million in 2019, an increase of $15 million (9%).

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

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance and annuity segments in 2020, 2019 and 2018 (dollars in millions):

	Year ended December 31,			% Change
	2020	2019	2018	2020 - 2019	2019 - 2018
Revenues:
Life, accident and health net earned premiums	$19	$22	$24	(14%)	(8%)
Net investment income	32	43	25	(26%)	72%
Other income — P&C fees	67	69	69	(3%)	—%
Reclassify annuity segment option gains	(33)	(12)	(18)	175%	(33%)
Other income	27	28	29	(4%)	(3%)
Total revenues	112	150	129	(25%)	16%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	21	23	23	(9%)	—%
Annuity - annuity benefits	(33)	(12)	(18)	175%	(33%)
Life, accident and health benefits (a)	40	36	40	11%	(10%)
Life, accident and health acquisition expenses	4	5	6	(20%)	(17%)
Other expense — expenses associated with P&C fees	46	46	46	—%	—%
Other expenses (b)	135	158	126	(15%)	25%
Costs and expenses, excluding interest charges on borrowed money	213	256	223	(17%)	15%
Core loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(101)	(106)	(94)	(5%)	13%
Interest charges on borrowed money	88	68	62	29%	10%
Core loss before income taxes, excluding realized gains and losses	(189)	(174)	(156)	9%	12%
Pretax non-core special A&E charges	(21)	(11)	(9)	91%	22%
Pretax non-core loss on retirement of debt	(5)	(5)	—	—%	—%
Pretax non-core long-term care loss recognition charge	(4)	—	—	—%	—%
GAAP loss before income taxes, excluding realized gains and losses	$(219)	$(190)	$(165)	15%	15%
(a)Excludes pretax non-core long-term care loss recognition charge of $4 million in 2020.
(b)Excludes pretax non-core special A&E charges of $21 million, $11 million and $9 million in 2020, 2019 and 2018, respectively, and a pretax non-core loss on retirement of debt of $5 million in both 2020 and 2019.

Holding Company and Other — Life, Accident and Health Premiums, Benefits and Acquisition Expenses
AFG’s run-off long-term care and life insurance operations recorded net earned premiums of $19 million and related benefits and acquisition expenses of $44 million in 2020 (excluding the loss recognition charge described below) compared to net earned premiums of $22 million and related benefits and acquisition expenses of $41 million in 2019. The $4 million (11%) increase in life, accident and health benefits reflects lower policyholder lapses in the run-off life insurance business in 2020 compared to 2019.

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

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance and annuity segments of $32 million, $43 million and $25 million in 2020, 2019 and 2018, respectively. The $11 million (26%) decrease in 2020 compared to 2019 and the $18 million (72%) increase in 2019 compared to 2018 is due primarily to the impact of the stock market performance on a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $5 million and $13 million in 2020 and 2019, respectively, and decreased in value by $4 million in 2018.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2020, AFG collected $67 million in fees for these services compared to $69 million in both 2019 and 2018. Management views this fee income, net of the $46 million in 2020, 2019 and 2018, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Annuity Segment Option Gains
As discussed under “Annuity Segment — Results of Operations,” AFG purchases and sells equity index options to mitigate the risk in the index-based component of its FIAs. In evaluating the performance of the annuity business, management views the cost of the equity options as a better measurement of the true expenses of the annuity segment as compared to the GAAP accounting for these options as derivatives because any proceeds at expiration from the options generally are passed to policyholders through index credits. On occasion, policyholders surrender their annuity prior to receiving the index credit, which results in any option exercise proceeds being retained by AFG. For internal management reporting, AFG views these “option gains” as miscellaneous (other) income rather than as a component of annuity benefits expense. Consistent with internal management reporting, these option gains are reclassified from annuity benefits to other income in AFG’s segmented results. In 2020, 2019 and 2018, AFG had $33 million, $12 million and $18 million, respectively, in such option gains.

Holding Company and Other — Other Income
Other income in the table above includes $15 million in both 2020 and 2019 and $16 million in 2018, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance and annuity segments of $12 million in 2020 and $13 million in both 2019 and 2018.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges, the non-core loss on retirement of debt and the non-core run-off long-term care loss recognition charge discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded other expenses of $135 million in 2020 compared to $158 million in 2019, a decrease of $23 million (15%). This decrease reflects lower holding company expenses related to employee benefit plans that are tied to stock market performance and lower expenses associated with certain incentive compensation plans in 2020 compared to 2019.

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

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded interest expense of $88 million in 2020, $68 million in 2019 and $62 million in 2018. The $20 million (29%) increase in interest expense in 2020 compared to 2019 and the $6 million (10%) increase in interest expense in 2019 compared to 2018 reflect higher average indebtedness. The following table details the principal amount of AFG’s long-term debt balances as of December 31, 2020, December 31, 2019 and December 31, 2018 (dollars in millions):

	December 31, 2020	December 31, 2019	December 31, 2018
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590	$590
3.50% Senior Notes due August 2026	425	425	425
5.25% Senior Notes due April 2030	300	—	—
5.125% Subordinated Debentures due December 2059	200	200	—
4.50% Subordinated Debentures due September 2060	200	—	—
6% Subordinated Debentures due November 2055	—	150	150
5.625% Subordinated Debentures due June 2060	150	—	—
5.875% Subordinated Debentures due March 2059	125	125	—
6-1/4% Subordinated Debentures due September 2054	—	—	150
Other	3	3	3
Total principal amount of Holding Company Debt	$1,993	$1,493	$1,318

Weighted Average Interest Rate	4.6%	4.6%	4.6%

The increase in interest expense in 2020 compared to 2019 and in 2019 compared to 2018 reflect the following financing transactions completed by AFG between January 1, 2018 and December 31, 2020:
•Issued $125 million of 5.875% Subordinated Debentures in March 2019
•Issued $200 million of 5.125% Subordinated Debentures in December 2019
•Redeemed $150 million of 6-1/4% Subordinated Debentures in December 2019
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020

Holding Company and Other — Special A&E Charges
As a result of the comprehensive external study and in-depth internal reviews of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance and annuity segments recorded pretax non-core special charges of $21 million in 2020, $11 million in 2019 and $9 million in 2018 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in 2020, 2019 and 2018 are due to relatively small movements across several sites that primarily reflect changes in the scope and costs of investigation and an increase in estimated ongoing operation and maintenance costs. AFG has also increased its reserve for asbestos and toxic substance exposures arising out of these operations. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $28 million in 2020, $19 million in 2019 and $21 million in 2018.

Holding Company and Other — Loss on Retirement of Debt
In November 2020, AFG redeemed its $150 million outstanding principal amount of 6% Subordinated Debentures due in 2055 and wrote off unamortized debt issuance costs of $5 million. In December 2019, AFG redeemed its $150 million outstanding principal amount of 6-1/4% Subordinated Debentures due in 2054 at par value and wrote off unamortized debt issuance costs of $5 million.

Holding Company and Other — Long-Term Care Loss Recognition Charge
The $4 million pretax loss recognition charge in 2020 was due primarily to the unfavorable impact related to lower expected future investment income resulting from a decrease in the long-term interest rate assumptions.

Consolidated Realized Gains (Losses) on Securities
AFG’s consolidated realized gains (losses) on securities were net gains of $289 million in 2020 compared to $287 million in 2019, an increase of $2 million (1%). AFG’s consolidated realized gains (losses) on securities were net gains of $287 million in 2019 compared to net losses of $266 million in 2018, a change of $553 million (208%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2020	2019	2018
Realized gains (losses) before impairments:
Disposals	$475	$19	$9
Change in the fair value of equity securities	(96)	278	(262)
Change in the fair value of derivatives	(3)	9	(5)
Adjustments to annuity deferred policy acquisition costs and related items	(52)	—	11
	324	306	(247)
Change in allowance and impairments:
Securities	(46)	(29)	(26)
Adjustments to annuity deferred policy acquisition costs and related items	11	10	7
	(35)	(19)	(19)
Realized gains (losses) on securities	$289	$287	$(266)
The $475 million net realized gains from disposals in 2020 includes gains of $415 million on investments disposed of in AFG’s 2020 annuity block reinsurance transaction. See Note P — “Insurance” to the financial statements. The $96 million net realized loss from the change in the fair value of equity securities in 2020 includes losses of $57 million on investments in natural gas companies, $25 million on investments in energy companies, $19 million on investments in banks and financing companies, $18 million on real estate investment trusts and $17 million on investments in media companies. These losses were partially offset by gains of $17 million on investments in healthcare companies and $16 million on investments in technology companies. The $46 million of impairment allowance expense in 2020 includes $21 million in charges related to other structured securities, $13 million in charges related to third-party collateralized loan obligations and $12 million in charges related to corporate bonds and other fixed maturities.

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

Consolidated Realized Gains (Losses) on Subsidiaries
In the third quarter of 2020, AFG reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. The transaction closed in the fourth quarter of 2020. AFG recorded $111 million in non-core losses related to the runoff of the Neon business in 2020, which included a $23 million gain on the sale of the business. In conjunction with the sale, AFG recognized a tax benefit of $72 million, resulting in an overall net non-core, after-tax loss of $39 million from the Neon exited lines in 2020. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $127 million in 2020 compared to $239 million in 2019, a decrease of $112 million (47%). AFG’s consolidated provision for income taxes was $239 million in 2019 compared to $122 million in 2018, an increase of $117 million (96%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $11 million in 2020 compared to $28 million in 2019, a decrease of $17 million (61%). AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss of $28 million in 2019 compared to $13 million in 2018, an increase of $15 million (115%). Each period reflects losses at Neon, AFG’s United-Kingdom-based Lloyd’s insurer, which was sold on December 31, 2020. See Note B — “Acquisitions and Sale of Businesses” to the financial statements.

Net losses attributable to noncontrolling interests in 2019 includes $18 million related to the $76 million non-core charge for costs associated with AFG’s plans to exit the Lloyd’s of London insurance market in 2020. See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2020 and 2019.

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

ACCOUNTING STANDARDS TO BE ADOPTED

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which changes the assumptions used to measure the liability for future policy benefits for traditional and limited pay contracts (e.g. life, accident and health benefits) from being locked in at inception to being updated at least annually and standardizes the liability discount rate to be used and updated each reporting period, requires the measurement of market risk benefits associated with deposit contracts (e.g. annuities) to be recorded at fair value, simplifies the amortization of deferred policy acquisition costs to a constant level basis over the expected life of the related contracts and requires enhanced disclosures. AFG will be required to adopt this guidance effective January 1, 2023. See Note R — “Subsequent Event” to the financial statements regarding AFG’s definitive agreement to sell its annuity business (which includes AFG’s annuities and limited pay contracts) to Massachusetts Mutual Life Insurance Company, which is expected to close in the second quarter of 2021.

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

	2020	2019
Fair value of fixed maturity portfolio	$43,273	$46,618
Percentage impact on fair value of 100 bps increase in interest rates	(3.5%)	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,515)	$(1,865)
Offsetting adjustments to deferred policy acquisition costs and other balance sheet amounts	650	850
Estimated pretax impact on accumulated other comprehensive income	(865)	(1,015)
Deferred income tax	182	213
Estimated after-tax impact on accumulated other comprehensive income	$(683)	$(802)

At December 31, 2020 the fair value of the fixed maturity portfolio in AFG’s property and casualty group was $9.10 billion. The pretax impact on the fair value upon a 100 basis point increase in interest rates would have been a decline of approximately $273 million in fair value ($216 million after tax) at December 31, 2020.

Municipal bonds represented approximately 13% of AFG’s fixed maturity portfolio at December 31, 2020. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment-grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2020, approximately 79% of the municipal bond portfolio was held in revenue bonds, with the remaining 21% held in general obligation bonds.

Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2020			December 31, 2019
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2021	$—	—%	2020	$—	—%
2022	—	—%	2021	—	—%
2023	—	—%	2022	—	—%
2024	—	—%	2023	—	—%
2025	—	—%	2024	—	—%
Thereafter	1,993	4.6%	Thereafter	1,493	4.6%
Total	$1,993	4.6%	Total	$1,493	4.6%

Fair Value	$2,325		Fair Value	$1,622

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data has been included in Note O to the Consolidated Financial Statements.

Item 9A. Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2020. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2020, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, American Financial Group, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Valuation of investments in securities
Description of the Matter
As of December 31, 2020, the fair value of the Company’s fixed-income and equity securities totaled $44.94 billion, a portion of which are valued based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information. The fair value of these securities are determined by management applying the methodologies outlined in Note D to the consolidated financial statements. The lack of visibility into assumptions used in non-binding broker quotes and the credit spread applied by management for internally developed fixed-income investments are significant unobservable inputs, which create greater subjectivity when determining the fair values. Credit spread inputs are developed based on management’s review of trade activity for comparable securities and credit spreads over the treasury yield of securities with a similar duration.

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

To test the Company’s investment fair values, our audit procedures included, among others, comparing the fair values for a sample of securities to pricing service values or internally developed cash flow models. With the assistance of our valuation specialists, we evaluated the valuation methodologies used by the Company and compared the Company’s fair value estimate to an independently calculated range of fair value estimates for a sample of securities. We evaluated information that corroborated or contradicted the Company’s fair value estimates, including observable spreads, transaction data for similar securities, and historical collateral performance data.

Property and casualty unpaid losses and loss adjustment expenses
Description of the Matter
As of December 31, 2020, the Company’s unpaid losses and loss adjustment expenses reserve liabilities net of reinsurance recoverables, net of allowance, (“reserves”) totaled $7.28 billion as disclosed in Note P to the consolidated financial statements. This liability represents management’s best estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses and is determined by using case-basis evaluations, actuarial projections, and management’s judgment. Estimating the reserves is inherently judgmental and is influenced by factors that are subject to significant variation, particularly for lines of business that develop or are paid over a long period of time or that contain exposures with high potential severities, such as workers’ compensation, other liability, and asbestos and environmental.

Auditing management’s best estimate of reserves was complex because it required the involvement of our actuarial specialists due to the highly judgmental nature of the assumptions used in the evaluation process. The significant judgment was primarily due to the sensitivity of management’s best estimate to the selection and weighting of actuarial methods, loss development factors, expected loss ratios, and estimated inflation. These assumptions have a significant effect on the valuation of reserves.

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

Amortization of annuity deferred policy acquisition costs
Description of the Matter
At December 31, 2020, deferred policy acquisition costs totaled $546 million, of which $287 million related to annuity contracts. As described in Notes A and G to the consolidated financial statements, the carrying amount of the annuity deferred policy acquisition costs is the total of costs deferred less amortization that is calculated in relation to the present value of estimated gross profits of the underlying annuity policies. There is a significant amount of uncertainty inherent in calculating estimated gross profits as the calculation is sensitive to management’s best estimate of assumptions, such as future investment yields and lapse rates. Management’s assumptions are adjusted, also known as unlocking, over time for emerging experience and expected trends. The unlocking results in amortization being recalculated, using the new assumptions for estimated gross profits, that results either in additional or less cumulative amortization expense.

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

To test the amortization of deferred policy acquisition costs related to annuity contracts, our audit procedures included, among others, testing the completeness and accuracy of the data used to calculate the estimated gross profits through testing the reconciliation of the underlying data recorded in the source systems to the actuarial valuation models. With the assistance of our actuarial specialists, we evaluated the assumptions used by management in determining estimated gross profits. Also, with the assistance of our actuarial specialists, we compared significant assumptions, including expected investment yields and lapse rates, to prior actual experience and observable market data, and we evaluated management’s estimates of prospective changes in these assumptions. In addition, we performed an independent calculation of estimated and actual gross profits for a sample of product cohorts for comparison with the actuarial model used by management.

Valuation of annuity contract embedded derivatives
Description of the Matter
At December 31, 2020, the liability for annuity benefits accumulated included $3.93 billion for the embedded derivatives related to the equity participation feature of the Company’s fixed-indexed annuity products. As described in Note F to the consolidated financial statements, there is a significant amount of estimation uncertainty inherent in measuring the fair value of the embedded derivatives as it includes management’s assumptions of various factors, such as future interest rates, expected stock market performance, budgeted option costs, lapses, and annuitizations. Management’s assumptions are adjusted for emerging experience and expected trends, resulting in changes to the estimated fair value of the embedded derivatives.

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
February 25, 2021

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$2,810	$2,314
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $40,408 and $44,524; allowance for expected credit losses of $40 at December 31, 2020)	43,207	46,505
Fixed maturities, trading at fair value	66	113
Equity securities, at fair value	1,663	1,937
Investments accounted for using the equity method	1,881	1,688
Mortgage loans	1,623	1,329
Policy loans	151	164
Equity index call options	825	924
Real estate and other investments	276	278
Total cash and investments	52,502	55,252
Recoverables from reinsurers:
Property and casualty insurance	3,288	3,133
Fixed and indexed annuities	6,539	—
Other	265	282
Prepaid reinsurance premiums	768	678
Agents’ balances and premiums receivable	1,231	1,335
Deferred policy acquisition costs	546	1,037
Assets of managed investment entities	4,971	4,736
Other receivables	959	975
Variable annuity assets (separate accounts)	664	628
Other assets	1,626	1,867
Goodwill	207	207
Total assets	$73,566	$70,130

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,392	$10,232
Unearned premiums	2,803	2,830
Annuity benefits accumulated	42,573	40,406
Life, accident and health reserves	607	612
Payable to reinsurers	807	814
Liabilities of managed investment entities	4,771	4,571
Long-term debt	1,963	1,473
Variable annuity liabilities (separate accounts)	664	628
Other liabilities	2,197	2,295
Total liabilities	66,777	63,861

Redeemable noncontrolling interests	—	—

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 86,345,246 and 90,303,686 shares outstanding	86	90
Capital surplus	1,281	1,307
Retained earnings	4,149	4,009
Accumulated other comprehensive income, net of tax	1,273	863
Total shareholders’ equity	6,789	6,269
Noncontrolling interests	—	—
Total equity	6,789	6,269
Total liabilities and equity	$73,566	$70,130

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2020	2019	2018
Revenues:
Property and casualty insurance net earned premiums	$5,099	$5,185	$4,865
Net investment income	2,132	2,303	2,094
Realized gains (losses) on:
Securities	289	287	(266)
Subsidiaries	23	—	—
Income of managed investment entities:
Investment income	201	269	255
Gain (loss) on change in fair value of assets/liabilities	(39)	(30)	(21)
Other income	204	223	223
Total revenues	7,909	8,237	7,150

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,271	3,271	3,003
Commissions and other underwriting expenses	1,625	1,725	1,583
Annuity benefits	1,192	1,151	998
Annuity and supplemental insurance acquisition expenses	306	253	261
Interest charges on borrowed money	88	68	62
Expenses of managed investment entities	149	220	211
Other expenses	430	441	393
Total costs and expenses	7,061	7,129	6,511
Earnings before income taxes	848	1,108	639
Provision for income taxes	127	239	122
Net earnings, including noncontrolling interests	721	869	517
Less: Net earnings (loss) attributable to noncontrolling interests	(11)	(28)	(13)
Net Earnings Attributable to Shareholders	$732	$897	$530

Earnings Attributable to Shareholders per Common Share:
Basic	$8.25	$9.98	$5.95
Diluted	$8.20	$9.85	$5.85
Average number of Common Shares:
Basic	88.7	89.9	89.0
Diluted	89.2	91.0	90.6

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2020	2019	2018
Net earnings, including noncontrolling interests	$721	$869	$517
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	700	788	(544)
Reclassification adjustment for realized (gains) losses included in net earnings	(307)	(9)	8
Total net unrealized gains (losses) on securities	393	779	(536)
Net unrealized gains on cash flow hedges	24	28	2
Foreign currency translation adjustments	(1)	7	(10)
Pension and other postretirement plans adjustments	—	1	—
Other comprehensive income (loss), net of tax	416	815	(544)
Total comprehensive income (loss), net of tax	1,137	1,684	(27)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(9)	(28)	(13)
Comprehensive income (loss) attributable to shareholders	$1,146	$1,712	$(14)

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2017	88,275,460	$1,269	$3,248	$813	$5,330	$1	$5,331	$3
Cumulative effect of accounting change	—	—	225	(221)	4	—	4	—
Net earnings (losses)	—	—	530	—	530	1	531	(14)
Other comprehensive loss	—	—	—	(544)	(544)	—	(544)	—
Dividends ($4.45 per share)	—	—	(397)	—	(397)	—	(397)	—
Shares issued:
Exercise of stock options	778,270	29	—	—	29	—	29	—
Restricted stock awards	200,625	—	—	—	—	—	—	—
Other benefit plans	103,797	12	—	—	12	—	12	—
Dividend reinvestment plan	29,998	3	—	—	3	—	3	—
Stock-based compensation expense	—	23	—	—	23	—	23	—
Shares acquired and retired	(65,589)	(1)	(5)	—	(6)	—	(6)	—
Shares exchanged — benefit plans	(26,520)	(1)	(2)	—	(3)	—	(3)	—
Forfeitures of restricted stock	(4,317)	—	—	—	—	—	—	—
Other	—	—	(11)	—	(11)	—	(11)	11
Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (loss)	—	—	897	—	897	(2)	895	(26)
Other comprehensive income	—	—	—	815	815	—	815	—
Dividends ($4.95 per share)	—	—	(446)	—	(446)	—	(446)	—
Shares issued:
Exercise of stock options	747,167	31	—	—	31	—	31	—
Restricted stock awards	232,635	—	—	—	—	—	—	—
Other benefit plans	77,429	8	—	—	8	—	8	—
Dividend reinvestment plan	19,334	2	—	—	2	—	2	—
Stock-based compensation expense	—	23	—	—	23	—	23	—
Shares exchanged — benefit plans	(50,062)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(14,541)	—	—	—	—	—	—	—
Other	—	—	(26)	—	(26)	—	(26)	26
Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net earnings (loss)	—	—	732	—	732	2	734	(13)
Other comprehensive income	—	—	—	414	414	—	414	2
Dividends ($3.85 per share)	—	—	(336)	—	(336)	—	(336)	—
Shares issued:
Exercise of stock options	328,471	14	—	—	14	—	14	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	143,270	10	—	—	10	—	10	—
Dividend reinvestment plan	18,690	2	—	—	2	—	2	—
Stock-based compensation expense	—	20	—	—	20	—	20	—
Shares acquired and retired	(4,531,394)	(70)	(243)	—	(313)	—	(313)	—
Shares exchanged — benefit plans	(101,663)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(43,681)	—	—	—	—	—	—	—
Other	—	(4)	(11)	(4)	(19)	(2)	(21)	11
Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789	$—	$6,789	$—

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2020	2019	2018
Operating Activities:
Net earnings, including noncontrolling interests	$721	$869	$517
Adjustments:
Depreciation and amortization	299	259	210
Annuity benefits	1,192	1,151	998
Realized (gains) losses on investing activities	(313)	(288)	265
Net (purchases) sales of trading securities	20	(5)	111
Deferred annuity and life policy acquisition costs	(154)	(206)	(263)
Change in:
Reinsurance and other receivables	(533)	(112)	(211)
Other assets	138	(406)	96
Insurance claims and reserves	812	703	425
Payable to reinsurers	13	62	9
Other liabilities	(71)	516	(140)
Managed investment entities’ assets/liabilities	25	23	148
Other operating activities, net	34	(110)	(82)
Net cash provided by operating activities	2,183	2,456	2,083

Investing Activities:
Purchases of:
Fixed maturities	(10,335)	(8,260)	(10,183)
Equity securities	(404)	(242)	(568)
Mortgage loans	(372)	(442)	(167)
Equity index options and other investments	(897)	(991)	(973)
Real estate, property and equipment	(60)	(44)	(80)
Businesses	(3)	—	(36)
Proceeds from:
Maturities and redemptions of fixed maturities	5,749	4,567	4,948
Repayments of mortgage loans	84	184	201
Sales of fixed maturities	3,729	927	501
Sales of equity securities	656	453	247
Sales and settlements of equity index options and other investments	988	771	883
Sales of real estate, property and equipment	5	4	3
Sales of businesses	3	—	—
Cash and cash equivalents of businesses acquired and sold	(425)	—	13
Managed investment entities:
Purchases of investments	(1,502)	(1,398)	(2,117)
Proceeds from sales and redemptions of investments	1,221	1,409	1,948
Other investing activities, net	(1)	(3)	30
Net cash used in investing activities	(1,564)	(3,065)	(5,350)

Financing Activities:
Annuity receipts	4,287	4,960	5,632
Ceded annuity receipts	(492)	—	—
Annuity surrenders, benefits and withdrawals	(3,711)	(3,358)	(2,916)
Ceded annuity surrenders, benefits and withdrawals	206	—	—
Net transfers from variable annuity assets	61	60	47
Cash transferred in annuity reinsurance	(554)	—	—
Additional long-term borrowings	634	315	—
Reductions of long-term debt	(150)	(150)	—
Issuances of managed investment entities’ liabilities	429	371	1,983
Retirements of managed investment entities’ liabilities	(208)	(382)	(1,935)
Issuances of Common Stock	22	36	33
Repurchases of Common Stock	(313)	—	(6)
Cash dividends paid on Common Stock	(334)	(444)	(394)
Net cash provided by (used in) financing activities	(123)	1,408	2,444
Net Change in Cash and Cash Equivalents	496	799	(823)
Cash and cash equivalents at beginning of year	2,314	1,515	2,338
Cash and cash equivalents at end of year	$2,810	$2,314	$1,515
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	J.	Long-Term Debt
B.	Acquisitions and Sale of Businesses	K.	Leases
C.	Segments of Operations	L.	Shareholders’ Equity
D.	Fair Value Measurements	M.	Income Taxes
E.	Investments	N.	Contingencies
F.	Derivatives	O.	Quarterly Operating Results (Unaudited)
G.	Deferred Policy Acquisition Costs	P.	Insurance
H.	Managed Investment Entities	Q.	Additional Information
I.	Goodwill and Other Intangibles	R.	Subsequent Event

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2020, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than recording an estimated loss at September 30 on the sale of Neon, its United Kingdom-based Lloyd’s insurer (see Note B — “Acquisitions and Sale of Businesses”), AFG did not have any material nonrecurring fair value measurements in 2020 or 2019.

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

Goodwill   Goodwill represents the excess of cost of subsidiaries over AFG’s equity in their underlying net assets at the date of acquisition. Goodwill is not amortized, but is subject to an impairment test at least annually. An entity is not required to complete the quantitative annual goodwill impairment test on a reporting unit if the entity elects to perform a qualitative analysis and determines that it is more likely than not that the reporting unit’s fair value exceeds its carrying amount.

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

Certain reinsurance arrangements in AFG’s fixed and indexed annuity operations do not transfer significant insurance risk and are therefore accounted for using the deposit method. This accounting treatment results in amounts paid by AFG to the reinsurer to be recorded as a deposit asset. The reinsurance deposit asset (reinsurance recoverable) is adjusted as amounts are paid or received under the underlying contracts. AFG’s reinsurance partner posts collateral in excess of amounts due to AFG under these contracts. Under reinsurance accounting guidance on transactions involving annuities, the gain or loss is deferred and recognized over the expected life of the underlying annuity contracts (using methods similar to those used to amortize DPAC).

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

Leases   On January 1, 2019, AFG adopted ASU 2016-02, which requires entities that lease assets for terms longer than one year to recognize assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of contractual cash flows. As permitted under the ASU, AFG adopted the guidance on a modified retrospective basis (comparative periods were not adjusted) and elected the following accounting policies and practical expedients:
•exclude leases with a term of 12 months or less from the calculation of lease assets and liabilities,
•not separate lease and non-lease components except for buildings (office space and storage facilities),
•for contracts existing at the date of adoption – not reassess whether a contract is a lease or contains a lease, how initial direct costs were accounted for or whether the lease is an operating or finance lease, and

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
•use hindsight to determine the lease term for leases existing at the date of adoption.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2020 – 0.5 million, 2019 – 1.1 million and 2018 – 1.6 million.

There were no anti-dilutive potential common shares related to stock compensation plans or adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share for the years ended December 31, 2020, 2019 or 2018.

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

On December 31, 2020, AFG completed the sale of GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited for proceeds of $6 million. The sale completed AFG’s exit from the Lloyd’s of London insurance market.

On the sale date, the carrying value of the assets and liabilities disposed represented approximately 1% of both AFG’s assets and liabilities and are detailed in the table below.

Under GAAP accounting guidance, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Because AFG’s primary business continues to be commercial property and casualty insurance, as well as the immaterial expected impact on AFG’s ongoing results of operations, the sale of Neon has not been reported as a discontinued operation.

The gain on the sale of Neon, which was recorded in AFG’s financial statements as of December 31, 2020, is shown below (in millions):

Sale proceeds, net of expenses	$3

Assets of businesses to be sold:
Cash and investments	$453
Recoverables from reinsurers	224
Prepaid reinsurance premiums	8
Agents’ balances and premiums receivable	42
Other assets	60
Total assets	787
Liabilities of businesses to be sold:
Unpaid losses and loss adjustment expenses	640
Unearned premiums	49
Payable to reinsurers	19
Other liabilities	92
Total liabilities	800
Reclassify accumulated other comprehensive income	(7)
Net liabilities of businesses sold	$(20)

Pretax gain on subsidiaries recorded in 2020	$23

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Year ended December 31,
	2020	2019	2018
Net earned premiums	$200	$384	$306
Loss and loss adjustment expenses	218	225	204
Commissions and other underwriting expenses	117	195	165
Underwriting loss	(135)	(36)	(63)

Net investment income (loss)	(5)	6	10
Other income and expenses, net	(5)	(10)	(5)
Loss before income taxes and noncontrolling interests	$(145)	$(40)	$(58)

The impact of Neon exited lines on AFG’s net earnings for the year ended December 31, 2020 is shown below (in millions):

Underwriting loss	$(135)
Net investment income (loss)	(5)
Other income and expenses, net	(5)
Loss before income taxes and noncontrolling interests	(145)
Pretax gain on sale of subsidiaries	23
Total pretax loss from Neon exited lines	(122)
Tax benefit related to sale of subsidiaries	72
Less: Net loss attributable to noncontrolling interests	(11)
Net loss from Neon exited lines attributable to shareholders	$(39)

As discussed in Note M — “Income Taxes,” the sale of Neon allowed AFG to recognize a $72 million tax benefit.

Paratransit Book of Business   Effective in June 2019, National Interstate, a property and casualty insurance subsidiary of AFG, entered into an agreement with Atlas Financial Holdings, Inc. (“AFH”) to become the exclusive underwriter of AFH’s paratransit book of business. National Interstate estimated that the majority of AFH’s $110 million paratransit business was eligible for quotation under this arrangement following inception of the agreement. Under the terms of the agreement (as extended in 2020), AFH acts as an underwriting manager for National Interstate until at least August 2021 for fleets with seven or fewer vehicles, after which time National Interstate is entitled to acquire the renewal rights for the business from AFH for a purchase price equal to 15% of the in force gross written premiums at that date. In November 2020, National Interstate acquired the renewal rights for fleets with eight or more vehicles from AFH for approximately $3 million. The majority of the purchase price ultimately paid for the renewal rights will be recorded as an intangible renewal rights asset and will be amortized over the estimated life of the business acquired. In connection with the transaction, AFG was granted a five-year warrant to acquire approximately 2.4 million shares of AFH (19.9% at the acquisition date). The estimated fair value of the warrant was approximately $1 million at the date it was received.

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
$28
(*)Included in Other assets in AFG’s Balance Sheet.

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

As discussed in Note B — “Acquisitions and Sale of Businesses,” AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off in December 2019. Beginning with the first quarter of 2020, the results for AFG’s Specialty casualty sub-segment exclude the run-off operations of Neon (“Neon exited lines”). AFG completed the sale of Neon in December 2020.

Sales of property and casualty insurance outside of the United States represented 5% of AFG’s revenues in 2020 and 7% of AFG’s revenues in 2019 and 2018. Approximately one-half and two-thirds of these 2020 and 2019 sales, respectively, were through the Neon Lloyd’s of London business.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2020	2019	2018
Assets
Property and casualty insurance (a)	$19,689	$19,098	$17,681
Annuity	47,626	45,074	39,952
Other	6,251	5,958	5,823
Total assets	$73,566	$70,130	$63,456

Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$1,871	$1,828	$1,729
Specialty casualty	2,235	2,597	2,403
Specialty financial	613	610	598
Other specialty	180	150	135
Other lines (b)	200	—	—
Total premiums earned	5,099	5,185	4,865
Net investment income (c)	399	472	438
Other income	8	11	10
Total property and casualty insurance	5,506	5,668	5,313
Annuity:
Net investment income	1,699	1,792	1,638
Other income	131	120	125
Total annuity	1,830	1,912	1,763
Other	261	370	340
Total revenues before realized gains (losses)	7,597	7,950	7,416
Realized gains (losses) on securities	289	287	(266)
Realized gains on subsidiaries	23	—	—
Total revenues	$7,909	$8,237	$7,150
(a)Not allocable to sub-segments.
(b)Represents premiums earned in the Neon exited lines during 2020. Neon’s $384 million and $306 million in earned premiums during 2019 and 2018, respectively, are included in the Specialty casualty sub-segment.
(c)Includes a loss of $5 million in the Neon exited lines in 2020 (primarily from the change in fair value of equity securities).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2020	2019	2018
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$181	$79	$120
Specialty casualty	223	175	141
Specialty financial	50	92	66
Other specialty	(28)	(21)	(5)
Other lines (a)	(202)	(113)	(20)
Total underwriting	224	212	302
Investment and other income, net (b)	360	437	407
Total property and casualty insurance	584	649	709
Annuity	171	362	361
Other (c)	(219)	(190)	(165)
Total earnings before realized gains (losses) and income taxes	536	821	905
Realized gains (losses) on securities	289	287	(266)
Realized gains on subsidiaries	23	—	—
Total earnings before income taxes	$848	$1,108	$639
(a)Includes an underwriting loss of $135 million in 2020 in the Neon exited lines. Neon’s $36 million and $63 million underwriting losses in 2019 and 2018, respectively, are included in the Specialty casualty sub-segment. Also includes special charges to increase asbestos and environmental (“A&E”) reserves of $47 million in 2020 and $18 million in both 2019 and 2018, and a $76 million charge in 2019 related to the Neon exited lines.
(b)Includes $10 million in 2020 in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses, including losses on retirement of debt of $5 million in both 2020 and 2019, respectively, and special charges to increase A&E reserves related to AFG’s former railroad and manufacturing operations ($21 million in 2020, $11 million in 2019 and $9 million in 2018). Also includes the results of AFG’s run-off life and long-term care businesses, including a $4 million loss recognition charge recorded in the run-off long-term care business in 2020.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$201	$26	$15	$242
States, municipalities and political subdivisions	—	5,630	103	5,733
Foreign government	—	211	—	211
Residential MBS	—	2,890	165	3,055
Commercial MBS	—	777	13	790
Collateralized loan obligations	—	4,489	64	4,553
Other asset-backed securities	—	5,850	1,373	7,223
Corporate and other	44	19,873	1,483	21,400
Total AFS fixed maturities	245	39,746	3,216	43,207
Trading fixed maturities	—	66	—	66
Equity securities	1,096	98	469	1,663
Equity index call options	—	825	—	825
Assets of managed investment entities (“MIE”)	217	4,733	21	4,971
Variable annuity assets (separate accounts) (*)	—	664	—	664
Other assets — derivatives	—	102	—	102
Total assets accounted for at fair value	$1,558	$46,234	$3,706	$51,498
Liabilities:
Liabilities of managed investment entities	$208	$4,543	$20	$4,771
Derivatives in annuity benefits accumulated	—	—	3,933	3,933
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$208	$4,553	$3,953	$8,714

December 31, 2019
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$151	$43	$15	$209
States, municipalities and political subdivisions	—	6,858	105	6,963
Foreign government	—	172	—	172
Residential MBS	—	2,987	173	3,160
Commercial MBS	—	892	35	927
Collateralized loan obligations	—	4,265	15	4,280
Other asset-backed securities	—	5,842	1,286	7,128
Corporate and other	29	21,879	1,758	23,666
Total AFS fixed maturities	180	42,938	3,387	46,505
Trading fixed maturities	2	111	—	113
Equity securities	1,433	67	437	1,937
Equity index call options	—	924	—	924
Assets of managed investment entities	213	4,506	17	4,736
Variable annuity assets (separate accounts) (*)	—	628	—	628
Other assets — derivatives	—	50	—	50
Total assets accounted for at fair value	$1,828	$49,224	$3,841	$54,893
Liabilities:
Liabilities of managed investment entities	$206	$4,349	$16	$4,571
Derivatives in annuity benefits accumulated	—	—	3,730	3,730
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$206	$4,359	$3,746	$8,311
(*)Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Approximately 7% of the total assets carried at fair value on December 31, 2020, were Level 3 assets. Approximately 40% ($1.50 billion) of the Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $530 million (14%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities should be classified as Level 3 assets.

Internally developed Level 3 asset fair values represent approximately $1.68 billion (46%) of the total fair value of Level 3 assets at December 31, 2020. The fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed prices for equity securities are based primarily on financial information of the entities invested in and sales of comparable companies. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities are measured using a discounted cash flow approach and had a fair value of $3.93 billion at December 31, 2020. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note F — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0.2% – 2.2% over the risk-free rate
Risk margin for uncertainty in cash flows	0.99% reduction in the discount rate
Surrenders	4% – 23% of indexed account value
Partial surrenders	2% – 11% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	1.7% – 13.9% of indexed account value
Budgeted option costs	2.2% – 2.9% of indexed account value

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2020, 2019 and 2018 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs and $29 million of equity securities transferred into Level 3 in 2018 related to a small number of limited partnerships and similar investments carried at cost under the prior guidance that are carried at fair value through net earnings under new guidance adopted on January 1, 2018, as discussed in Note A — “Accounting Policies — Investments.” All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2020
AFS fixed maturities:
U.S. government agency	$15	$4	$(4)	$—	$—	$—	$—	$15
State and municipal	105	—	5	—	(5)	—	(2)	103
Residential MBS	173	(7)	(8)	—	(19)	58	(32)	165
Commercial MBS	35	—	1	—	(3)	2	(22)	13
Collateralized loan obligations	15	(5)	22	—	—	187	(155)	64
Other asset-backed securities	1,286	(17)	20	423	(375)	215	(179)	1,373
Corporate and other	1,758	2	33	283	(185)	133	(541)	1,483
Total AFS fixed maturities	3,387	(23)	69	706	(587)	595	(931)	3,216
Equity securities	437	(13)	—	73	(19)	17	(26)	469
Assets of MIE	17	(6)	—	2	—	8	—	21
Total Level 3 assets	$3,841	$(42)	$69	$781	$(606)	$620	$(957)	$3,706

Embedded derivatives (a)	$(3,730)	$(283)	$—	$(242)	$322	$—	$—	$(3,933)
Total Level 3 liabilities (b)	$(3,730)	$(283)	$—	$(242)	$322	$—	$—	$(3,933)
(a)Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives reflects a favorable adjustment related to the unlocking of actuarial assumptions of $240 million in 2020.
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
(a)Total realized/unrealized gains (losses) included in net earnings for the embedded derivatives includes losses related to the unlocking of actuarial assumptions of $44 million in 2018.
(b)As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of MIE assets.

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2020
Financial assets:
Cash and cash equivalents	$2,810	$2,810	$2,810	$—	$—
Mortgage loans	1,623	1,652	—	—	1,652
Policy loans	151	151	—	—	151
Total financial assets not accounted for at fair value	$4,584	$4,613	$2,810	$—	$1,803
Financial liabilities:
Annuity benefits accumulated (*)	$41,460	$43,081	$—	$—	$43,081
Long-term debt	1,963	2,325	—	2,322	3
Total financial liabilities not accounted for at fair value	$43,423	$45,406	$—	$2,322	$43,084

2019
Financial assets:
Cash and cash equivalents	$2,314	$2,314	$2,314	$—	$—
Mortgage loans	1,329	1,346	—	—	1,346
Policy loans	164	164	—	—	164
Total financial assets not accounted for at fair value	$3,807	$3,824	$2,314	$—	$1,510
Financial liabilities:
Annuity benefits accumulated (*)	$40,159	$40,182	$—	$—	$40,182
Long-term debt	1,473	1,622	—	1,619	3
Total financial liabilities not accounted for at fair value	$41,632	$41,804	$—	$1,619	$40,185
(*)Excludes $1.11 billion and $247 million of life contingent annuities in the payout phase at December 31, 2020 and 2019, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E.    Investments

Available for sale fixed maturities at December 31 consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$231	$—	$11	$—	$11	$242
States municipalities and political subdivisions	5,249	—	486	(2)	484	5,733
Foreign government	203	—	8	—	8	211
Residential MBS	2,812	3	251	(5)	246	3,055
Commercial MBS	748	—	43	(1)	42	790
Collateralized loan obligations	4,556	13	27	(17)	10	4,553
Other asset-backed securities	7,138	18	169	(66)	103	7,223
Corporate and other	19,471	6	1,962	(27)	1,935	21,400
Total fixed maturities	$40,408	$40	$2,957	$(118)	$2,839	$43,207

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$199	$—	$10	$—	$10	$209
States municipalities and political subdivisions	6,604	—	363	(4)	359	6,963
Foreign government	170	—	3	(1)	2	172
Residential MBS	2,900	—	265	(5)	260	3,160
Commercial MBS	896	—	31	—	31	927
Collateralized loan obligations	4,307	—	10	(37)	(27)	4,280
Other asset-backed securities	6,992	—	156	(20)	136	7,128
Corporate and other	22,456	—	1,231	(21)	1,210	23,666
Total fixed maturities	$44,524	$—	$2,069	$(88)	$1,981	$46,505

Equity securities, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at December 31 (in millions):

	2020			2019
			Fair Value			Fair Value
	Actual		over (under)	Actual		over (under)
	Cost	Fair Value	Cost	Cost	Fair Value	Cost
Common stocks	$939	$922	$(17)	$1,164	$1,283	$119
Perpetual preferred stocks	702	741	39	640	654	14
Total equity securities carried at fair value	$1,641	$1,663	$22	$1,804	$1,937	$133

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables show gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$23	100%	$—	$—	—%
States, municipalities and political subdivisions	(2)	117	98%	—	11	100%
Foreign government	—	7	100%	—	—	—%
Residential MBS	(4)	210	98%	(1)	30	97%
Commercial MBS	(1)	39	98%	—	9	100%
Collateralized loan obligations	(3)	673	100%	(14)	1,599	99%
Other asset-backed securities	(45)	1,440	97%	(21)	388	95%
Corporate and other	(22)	858	98%	(5)	124	96%
Total fixed maturities	$(77)	$3,367	98%	$(41)	$2,161	98%

December 31, 2019
Fixed maturities:
U.S. Government and government agencies	$—	$16	100%	$—	$11	100%
States, municipalities and political subdivisions	(3)	254	99%	(1)	82	99%
Foreign government	(1)	70	99%	—	—	—%
Residential MBS	(4)	509	99%	(1)	69	99%
Commercial MBS	—	17	100%	—	—	—%
Collateralized loan obligations	(11)	1,284	99%	(26)	1,728	99%
Other asset-backed securities	(12)	1,211	99%	(8)	123	94%
Corporate and other	(13)	1,100	99%	(8)	211	96%
Total fixed maturities	$(44)	$4,461	99%	$(44)	$2,224	98%

At December 31, 2020, the gross unrealized losses on fixed maturities of $118 million relate to 620 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 76% of the gross unrealized loss and 88% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2020.

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

	Structured securities (*)	Corporate and other	Total
Balance at January 1	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Initial allowance for purchased securities with credit deterioration	1	—	1
Provision for expected credit losses on securities with no previous allowance	40	28	68
Additions (reductions) to previously recognized expected credit losses	(6)	(16)	(22)
Reductions due to sales or redemptions	(1)	(6)	(7)
Balance at December 31	$34	$6	$40
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In 2020, AFG purchased two residential mortgage-backed securities with expected credit losses. In aggregate at the time of purchase, the par value was $8 million, the purchase price was $6 million and the allowance for credit losses and the discount were each $1 million.

The table below sets forth the scheduled maturities of available for sale fixed maturities as of December 31, 2020 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$2,735	$2,762	6%
After one year through five years	10,344	11,149	26%
After five years through ten years	9,298	10,570	25%
After ten years	2,771	3,105	7%
	25,148	27,586	64%
Collateralized loan obligations and other ABS (average life of approximately 3-1/2 years)	11,663	11,776	27%
MBS (average life of approximately 3-1/2 years)	3,557	3,845	9%
Total	$40,368	$43,207	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2020 or 2019.

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

The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
December 31, 2020
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$2,323	$(488)	$1,835
Fixed maturities — all other	516	(108)	408
Total fixed maturities	2,839	(596)	2,243
Deferred policy acquisition costs — annuity segment	(934)	196	(738)
Annuity benefits accumulated	(324)	68	(256)
Life, accident and health reserves	(3)	—	(3)
Unearned revenue	11	(2)	9
Total net unrealized gain on marketable securities	$1,589	$(334)	$1,255

December 31, 2019
Net unrealized gain on:
Fixed maturities — annuity segment (*)	$1,611	$(338)	$1,273
Fixed maturities — all other	370	(78)	292
Total fixed maturities	1,981	(416)	1,565
Deferred policy acquisition costs — annuity segment	(681)	143	(538)
Annuity benefits accumulated	(219)	46	(173)
Life, accident and health reserves	(1)	—	(1)
Unearned revenue	11	(2)	9
Total net unrealized gain on marketable securities	$1,091	$(229)	$862
(*)Net unrealized gains on fixed maturity investments supporting AFG’s annuity benefits accumulated.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2020	2019	2018
Investment income:
Fixed maturities	$1,880	$1,915	$1,742
Equity securities:
Dividends	63	85	79
Change in fair value (a) (b)	24	39	22
Equity in earnings of partnerships and similar investments	98	154	161
Other	96	132	112
Gross investment income	2,161	2,325	2,116
Investment expenses	(29)	(22)	(22)
Net investment income (b)	$2,132	$2,303	$2,094
(a)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.
(b)Net investment income in 2020 includes losses of $5 million on investments held by the companies that comprise the Neon exited lines due primarily to the $7 million loss recorded in first quarter of 2020 on equity securities that are carried at fair value through net investment income.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	2020				2019
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment (Allowance)	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities (a)	$468	$(46)	$422	$858	$26	$(29)	$(3)	$1,821
Equity securities	(96)	—	(96)	—	277	—	277	—
Mortgage loans and other investments	4	—	4	—	3	—	3	—
Other (b)	(52)	11	(41)	(360)	—	10	10	(835)
Total pretax	324	(35)	289	498	306	(19)	287	986
Tax effects	(68)	7	(61)	(105)	(64)	4	(60)	(207)
Net of tax	$256	$(28)	$228	$393	$242	$(15)	$227	$779

	2018
	Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$6	$(26)	$(20)	$(1,181)
Equity securities	(265)	—	(265)	—
Mortgage loans and other investments	1	—	1	—
Other (b)	11	7	18	502
Total pretax	(247)	(19)	(266)	(679)
Tax effects	52	4	56	143
Net of tax	$(195)	$(15)	$(210)	$(536)
(a)Includes realized gains of $415 million on investments disposed of in AFG’s 2020 annuity block reinsurance transaction. See Note P — Insurance.
(b)Primarily adjustments to deferred policy acquisition costs and reserves related to the annuity business.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during 2020, 2019 and 2018 on securities that were still owned at December 31 of each year presented as follows (in millions):

	2020	2019	2018
Included in realized gains (losses)	$(70)	$169	$(279)
Included in net investment income	24	38	22
	$(46)	$207	$(257)

Gross realized gains and losses (excluding impairment charges and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	2020	2019	2018
Gross gains	$526	$35	$22
Gross losses	(55)	(19)	(14)

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2020		December 31, 2019
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$174	$—	$102	$—
Public company warrants	Equity securities	—	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Annuity benefits accumulated	—	3,933	—	3,730
Equity index call options	Equity index call options	825	—	924	—
Equity index put options	Other liabilities	—	5	—	1
Reinsurance contract (embedded derivative)	Other liabilities	—	5	—	4
		$999	$3,943	$1,026	$3,735

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

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($351 million at December 31, 2020 and $577 million at December 31, 2019) is included in other assets in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in other liabilities. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed under “Reinsurance” in Note A, AFG has a life business reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for 2020, 2019 and 2018 (in millions):

Derivative	Statement of Earnings Line	2020	2019	2018
MBS with embedded derivatives	Realized gains (losses) on securities	$(3)	$10	$(7)
Public company warrants	Realized gains (losses) on securities	—	(1)	(3)
Fixed-indexed and variable-indexed annuities (embedded derivative) (*)	Annuity benefits	(283)	(919)	204
Equity index call options	Annuity benefits	223	804	(298)
Equity index put options	Annuity benefits	3	2	(1)
Reinsurance contracts (embedded derivative)	Net investment income	(1)	(2)	2
		$(61)	$(106)	$(103)
(*)The change in fair value of the embedded derivative includes a favorable adjustment related to the unlocking of actuarial assumptions of $240 million in 2020 and $181 million in 2019 and losses of $44 million in 2018.

Derivatives Designated and Qualifying as Cash Flow Hedges   As of December 31, 2020, Great American Life Insurance (“GALIC”), AFG’s principal annuity subsidiary, has nine active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in GALIC’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of GALIC’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, GALIC receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between December 2023 and June 2030) in anticipation of the expected decline in GALIC’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of GALIC’s interest rate swaps was $1.63 billion at December 31, 2020 compared to $1.98 billion at December 31, 2019, reflecting the scheduled amortization discussed above, the termination of a swap with a total notional amount of $83 million in the first quarter of 2020, the termination of two swaps with a total notional amount of $166 million in the second quarter 2020 and the expiration of a swap with a notional amount of $44 million in the second quarter 2020. The fair value of the interest rate swaps in an asset position and included in other assets was $102 million at December 31, 2020 and $50 million at December 31, 2019. The fair value of the interest rate swaps in a liability position and included in other liabilities was zero at December 31, 2020 and $5 million at December 31, 2019. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net investment income were income of $40 million in 2020, $3 million in 2019 and losses of $3 million in 2018. A collateral receivable supporting these swaps of $2 million at December 31, 2020 and $20 million at December 31, 2019 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
G.    Deferred Policy Acquisition Costs

A progression of deferred policy acquisition costs is presented below (in millions):

	P&C	Annuity and Run-off
	Deferred	Deferred	Sales					Consolidated
	Costs	Costs	Inducements	PVFP	Subtotal	Unrealized (*)	Total	Total
Balance at December 31, 2017	$270	$1,217	$102	$49	$1,368	$(422)	$946	$1,216
Additions	675	263	2	—	265	—	265	940
Amortization:
Periodic amortization	(644)	(238)	(19)	(7)	(264)	—	(264)	(908)
Annuity unlocking	—	29	—	—	29	—	29	29
Included in realized gains	—	14	1	—	15	—	15	15
Foreign currency translation	(2)	—	—	—	—	—	—	(2)
Change in unrealized	—	—	—	—	—	392	392	392
Balance at December 31, 2018	299	1,285	86	42	1,413	(30)	1,383	1,682

Additions	744	206	2	—	208	—	208	952
Amortization:
Periodic amortization	(721)	(120)	(13)	(6)	(139)	—	(139)	(860)
Annuity unlocking	—	(76)	(1)	—	(77)	—	(77)	(77)
Included in realized gains	—	8	1	—	9	—	9	9
Foreign currency translation	—	—	—	—	—	—	—	—
Change in unrealized	—	—	—	—	—	(669)	(669)	(669)
Balance at December 31, 2019	322	1,303	75	36	1,414	(699)	715	1,037

Additions	547	154	2	—	156	—	156	703
Amortization:
Periodic amortization	(615)	(127)	(9)	(6)	(142)	—	(142)	(757)
Annuity unlocking	—	(118)	4	—	(114)	—	(114)	(114)
Included in realized gains	—	(42)	1	—	(41)	—	(41)	(41)
Foreign currency translation	—	—	—	—	—	—	—	—
Other	(10)	—	—	—	—	—	—	(10)
Change in unrealized	—	—	—	—	—	(272)	(272)	(272)
Balance at December 31, 2020	$244	$1,170	$73	$30	$1,273	$(971)	$302	$546
(*)Adjustments to DPAC related to net unrealized gains/losses on securities and cash flow hedges.

The present value of future profits (“PVFP”) amounts in the table above are net of $160 million and $154 million of accumulated amortization at December 31, 2020 and 2019, respectively. During each of the next five years, the PVFP is expected to decrease at a rate of approximately one-seventh of the balance at the beginning of each respective year.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 100.0% of the most subordinate debt tranche of twelve active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG’s subsidiaries also own portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2020, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $200 million (including $111 million invested in the most subordinate tranches) at December 31, 2020, and $165 million at December 31, 2019.

In 2020, AFG formed a new CLO, which issued $303 million face amount of liabilities (including $31 million face amount purchased by subsidiaries of AFG). During 2020, AFG subsidiaries purchased $57 million face amount of senior and subordinate tranches of existing CLOs for $39 million and received $2 million in sale and redemption proceeds from its CLO investments. During 2019, AFG subsidiaries received less than $1 million in redemption proceeds from their CLO investments. In 2018, AFG formed a new CLO, which issued $463 million face amount of liabilities (including $31 million face amount purchased by subsidiaries of AFG). During 2018, AFG subsidiaries also purchased $7 million face amount of a senior debt tranche of an existing CLO for $7 million and received $45 million in sale and redemption proceeds from its CLO investments. In 2018, two AFG CLOs were substantially liquidated, as permitted by the CLO indentures.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2020	2019	2018
Investment in CLO tranches	$200	$165	$188
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	(69)	80	(189)
Liabilities	30	(110)	168
Management fees paid to AFG	15	15	16
CLO earnings attributable to AFG Shareholders (b)	(2)	4	7
(a)Included in revenues in AFG’s Statement of Earnings.
(b)Included in earnings before income taxes in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $150 million and $146 million at December 31, 2020 and 2019, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $141 million and $129 million at those dates. The CLO assets include loans with an aggregate fair value of $11 million at December 31, 2020 and $10 million at December 31, 2019, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $28 million at December 31, 2020 and $25 million at December 31, 2019).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $4.55 billion at December 31, 2020 and $4.28 billion at December 31, 2019.

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2018, 2019 and 2020, by reporting segment, are presented in the following table (in millions):

	Property and Casualty	Annuity	Total
Balance at January 1, 2018	$168	$31	$199
Acquisition of subsidiary in 2018	8	—	8
Balance at December 31, 2018, 2019 and 2020	$176	$31	$207

Goodwill increased by $8 million in the fourth quarter of 2018 due to the purchase of ABAIS as discussed in Note B — “Acquisitions and Sale of Businesses.”

Included in other assets in AFG’s Balance Sheet is $34 million at December 31, 2020 and $43 million at December 31, 2019 of amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $62 million and $50 million, respectively. Amortization of intangibles was $12 million in 2020,

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
$11 million in 2019 and $9 million in 2018. Future amortization of intangibles (weighted average amortization period of 3 years) is estimated to be $6 million in 2021, $4 million per year in 2022, 2023, 2024 and 2025 and $12 million thereafter.

J.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2020			2019
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
5.25% Senior Notes due April 2030	300	(6)	294	—	—	—
Other	3	—	3	3	—	3
	1,318	(11)	1,307	1,018	(5)	1,013

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	—	—	—
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	—	—	—
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
6% Subordinated Debentures due November 2055	—	—	—	150	(5)	145
	675	(19)	656	475	(15)	460
	$1,993	$(30)	$1,963	$1,493	$(20)	$1,473

AFG has no scheduled principal payments on its long-term debt in the next five years.

In September 2020, AFG issued $200 million in 4.50% Subordinated Debentures due in September 2060. The net proceeds of this offering were used, in part, to redeem AFG’s $150 million in 6% Subordinated Debentures due in November 2055 at par value on November 15, 2020.

In April and May 2020, AFG issued $300 million in 5.25% Senior Notes due in April 2030 and $150 million in 5.625% Subordinated Debentures due in June 2060, respectively. The net proceeds of these offerings were used for general corporate purposes, which included repurchases of outstanding common shares.

In December 2019, AFG issued $200 million in 5.125% Subordinated Debentures due in December 2059. The net proceeds of the offering were used, in part, to redeem AFG’s $150 million of 6-1/4% Subordinated Debentures due in September 2054 at par value in December 2019.

In March 2019, AFG issued $125 million in 5.875% Subordinated Debentures due in March 2059.

In December 2020, AFG replaced its existing credit facility with a new five-year, $500 million revolving credit facility which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2020 or under AFG’s previous credit facility at December 31, 2019.

Cash interest payments on long-term debt were $83 million in 2020, $65 million in 2019 and $59 million in 2018.

K.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
secured borrowing rate. AFG did not have any material contracts accounted for as finance leases at December 31, 2020 or December 31, 2019.

AFG’s operating lease right-of-use asset (net of deferred rent and lease incentives) and operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet at December 31 and are presented in the following table (in millions):

	2020	2019
Right-of-use asset (*)	$139	$158
Lease liability	159	180
(*)Net of deferred rent and lease incentives of $20 million at December 31, 2020 and $22 million at December 31, 2019.

The following table details AFG’s lease activity for the years ended December 31, 2020 and December 31, 2019 (in millions):

	2020	2019
Lease expense:
Operating leases	$47	$46
Short-term leases	—	1
Total lease expense	$47	$47

Other operating lease information for the years ended December 31, 2020 and December 31, 2019 (in millions):

	2020	2019
Cash paid for lease liabilities reported in operating cash flows	$50	$49
Right-of-use assets obtained under new leases	25	19

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at December 31, 2020 (in millions):

Operating lease payments:
2021	$43
2022	35
2023	29
2024	23
2025	20
Thereafter	28
Total lease payments	178
Impact of discounting	(19)
Operating lease liability	$159

Weighted-average remaining lease term	5.4 years
Weighted-average discount rate	3.9%

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2020, there were 3.9 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a four-year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2020	919,935	$91.10
Granted	227,867	$104.15
Vested	(285,888)	$67.65
Forfeited	(43,681)	$101.97
Outstanding at December 31, 2020	818,233	$101.65

The total fair value of restricted stock that vested during 2020, 2019 and 2018 was $19 million, $11 million and $10 million, respectively.

AFG has not granted any stock options since 2015. Options granted in prior years have an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally became exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	1,917,790	$50.93
Exercised	(328,471)	$43.69
Forfeited/Cancelled	(225)	$63.15
Outstanding at December 31, 2020	1,589,094	$52.43	2.8 years	$56

Options exercisable at December 31, 2020	1,589,094	$52.43	2.8 years	$56

The total intrinsic value of options exercised during 2020, 2019 and 2018 was $17 million, $46 million and $57 million, respectively. During 2020, 2019 and 2018, AFG received $14 million, $31 million and $29 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $3 million, $8 million and $9 million during those years, respectively.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $20 million for 2020 and $23 million for 2019 and 2018. AFG’s provision for income tax includes tax benefits of $9 million in 2020 and $13 million in 2019 and 2018 related to AFG’s stock incentive plans. At December 31, 2020, there was $35 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average of 2.5 years. At December 31, 2020, there was no unrecognized compensation expense related to unvested stock options.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other (b)	AOCI Ending Balance
Year ended December 31, 2020
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period		$887	$(187)	$700	$—	$700
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(389)	82	(307)	—	(307)
Total net unrealized gains (losses) on securities	$862	498	(105)	393	—	393	$—	$1,255
Net unrealized gains (losses) on cash flow hedges	17	30	(6)	24	—	24	—	41
Foreign currency translation adjustments	(9)	(1)	—	(1)	(2)	(3)	(4)	(16)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$863	$527	$(111)	$416	$(2)	$414	$(4)	$1,273

Year ended December 31, 2019
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$997	$(209)	$788	$—	$788
Reclassification adjustment for realized (gains) losses included in net earnings (a)		(11)	2	(9)	—	(9)
Total net unrealized gains on securities	$83	986	(207)	779	—	779	$—	$862
Net unrealized gains (losses) on cash flow hedges	(11)	36	(8)	28	—	28	—	17
Foreign currency translation adjustments	(16)	7	—	7	—	7	—	(9)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$48	$1,030	$(215)	$815	$—	$815	$—	$863

Year ended December 31, 2018
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(689)	$145	$(544)	$—	$(544)
Reclassification adjustment for realized (gains) losses included in net earnings (a)		10	(2)	8	—	8
Total net unrealized gains (losses) on securities	$840	(679)	143	(536)	—	(536)	$(221)	$83
Net unrealized gains (losses) on cash flow hedges	(13)	2	—	2	—	2	—	(11)
Foreign currency translation adjustments	(6)	(9)	(1)	(10)	—	(10)	—	(16)
Pension and other postretirement plans adjustments	(8)	—	—	—	—	—	—	(8)
Total	$813	$(686)	$142	$(544)	$—	$(544)	$(221)	$48
(a)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision (credit) for income taxes
(b)On January 1, 2018, AFG adopted new guidance that requires all equity securities other than those accounted for under the equity method to be reported at fair value with holding gains and losses recognized in net earnings. At the date of adoption, the $221 million net unrealized gain on equity securities classified as available for sale (with unrealized holding gains and losses reported in AOCI) under the prior guidance was reclassified from AOCI to retained earnings as the cumulative effect of an accounting change.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2020		2019		2018
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$848		$1,108		$639

Income taxes at statutory rate	$178	21%	$233	21%	$134	21%
Effect of:
Tax exempt interest	(12)	(1%)	(14)	(1%)	(13)	(2%)
Stock-based compensation	(4)	—%	(8)	(1%)	(8)	(1%)
Dividend received deduction	(3)	—%	(4)	—%	(4)	(1%)
Adjustment to prior year taxes	(1)	—%	(3)	—%	(8)	(1%)
Employee stock ownership plan dividend paid deduction	(2)	—%	(2)	—%	(3)	(1%)
Tax benefit related to sale of Neon	(72)	(8%)	—	—%	—	—%
Change in valuation allowance	(117)	(14%)	17	2%	11	2%
Foreign operations	149	18%	4	—%	(2)	—%
Nondeductible expenses	5	1%	8	1%	7	1%
Other	6	(2%)	8	—%	8	1%
Provision for income taxes as shown in the statement of earnings	$127	15%	$239	22%	$122	19%

On December 31, 2020, AFG completed the sale of the legal entities that own Neon Underwriting Limited (“Neon”, formerly known as Marketform Group Limited), a United Kingdom-based Lloyd’s insurer (see Note B — “Acquisitions and Sale of Businesses”), which resulted in a taxable loss for U.S. tax purposes. AFG recorded a $72 million tax benefit associated with this loss in 2020. Approximately $65 million of the $72 million tax benefit reduced current taxes payable while the remaining tax benefit will be received from the carry-back of the tax-basis capital loss to offset capital gains in prior tax years.

Due to uncertainty concerning the realization of the deferred tax benefits associated with losses incurred at Neon and its predecessor, Marketform, AFG maintained a full valuation allowance against the deferred tax assets related to the Lloyd’s insurance business. The effect of foreign operations and change in valuation allowance in 2020 in the table above reflect the transfer of the deferred tax assets related to Neon, to the buyer at closing, and the corresponding reduction in the valuation allowance. The changes in valuation allowance in 2019 and 2018 are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business.

Excluding the impact of the $72 million tax benefit on the sale and other impacts of Neon in 2020, AFG’s effective tax rate for the year ended December 31, 2020, was 21%.

Since almost all of AFG’s earnings are taxable based on U.S. tax rates, the Global Intangible Low-taxed Income (“GILTI”) provision is not expected to be material to AFG’s results of operations and will be recorded in the period that any tax arises.

AFG’s 2013 — 2020 tax years remain subject to examination by the IRS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Total earnings before income taxes include losses subject to tax in foreign jurisdictions of $131 million in 2020, $109 million in 2019 and $69 million in 2018, primarily related to the Neon Lloyd’s operations.

The total income tax provision consists of (in millions):

	2020	2019	2018
Current taxes:
Federal	$101	$250	$196
State	6	10	8
Foreign	3	2	—
Deferred taxes:
Federal	17	(23)	(82)
Provision for income taxes	$127	$239	$122
For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2020 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2021 - 2022	$69
Operating Loss – United Kingdom	indefinite	34	(*)
(*)£25 million

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2020			2019
	Excluding Unrealized Gains	Impact of Unrealized Gains	Total	Excluding Unrealized Gains	Impact of Unrealized Gains	Total
Deferred tax assets:
Federal net operating loss carryforwards	$15	$—	$15	$19	$—	$19
Foreign underwriting losses	6	—	6	118	—	118
Capital loss carryforwards	7	—	7	—	—	—
Insurance claims and reserves	772	68	840	829	46	875
Employee benefits	104	—	104	93	—	93
Other, net	50	(2)	48	45	(2)	43
Total deferred tax assets before valuation allowance	954	66	1,020	1,104	44	1,148
Valuation allowance against deferred tax assets	(29)	—	(29)	(140)	—	(140)
Total deferred tax assets	925	66	991	964	44	1,008
Deferred tax liabilities:
Investment securities	(167)	(596)	(763)	(140)	(416)	(556)
Deferred policy acquisition costs	(267)	196	(71)	(293)	143	(150)
Insurance claims and reserves transition liability	(77)	—	(77)	(93)	—	(93)
Real estate, property and equipment	(37)	—	(37)	(35)	—	(35)
Total deferred tax liabilities	(548)	(400)	(948)	(561)	(273)	(834)
Net deferred tax asset (liability)	$377	$(334)	$43	$403	$(229)	$174

AFG’s net deferred tax asset at December 31, 2020 and 2019 is included in other assets in AFG’s Balance Sheet. The decrease in AFG’s net deferred tax asset at December 31, 2020 compared to December 31, 2019 reflects higher pretax unrealized gains on securities.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The gross deferred tax asset has been reduced by a $15 million valuation allowance related to AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income. Approximately $23 million of AFG’s SRLY NOLs expired unutilized at December 31, 2020. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards was offset by corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations. “Foreign underwriting losses” in 2019 in the table above is primarily the net operating loss carryforward and other deferred tax assets related to the Neon Lloyd’s insurance business, which was sold in December 2020. Due to uncertainty concerning the realization of the deferred tax benefits associated with these losses, AFG maintained a full valuation allowance of $118 million against these deferred tax assets at December 31, 2019.

At December 31, 2020 and December 31, 2019, there are no unrecognized tax benefits and related interest and penalties that, if recognized, would impact the effective tax rate. There is no interest expense related to unrecognized tax benefits included in AFG’s provision for income taxes in 2020 or 2019; AFG’s provision for income taxes in 2018 included interest expense related to unrecognized tax benefits of less than $1 million (net of federal benefit or expense). There is no liability for interest related to unrecognized tax benefits at December 31, 2020 or December 31, 2019. There were no penalties related to unrecognized tax benefits included in AFG’s provision for income taxes in 2020. AFG’s provision for income taxes in 2019 and 2018 included penalties of less than $1 million in each year. There is no liability for penalties related to unrecognized tax benefits at December 31, 2020 or December 31, 2019.

Cash payments for income taxes, net of refunds, were $179 million, $278 million and $156 million for 2020, 2019 and 2018, respectively.

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

AFG completed a comprehensive external study of its asbestos and environmental (“A&E”) exposures in the third quarter of 2020 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $47 million for the property and casualty group and $21 million for the former railroad and manufacturing operations. AFG completed an in-depth internal review of its A&E exposures in the third quarter of 2019. The review resulted in special A&E charges of $18 million for the property and casualty group and $11 million for the former railroad and manufacturing operations. AFG also completed an in-depth internal review of its A&E exposures in the third quarter of 2018, which resulted in special A&E charges of $18 million for the property and casualty group and $9 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for A&E reserves was $572 million at December 31, 2020; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $150 million.

At December 31, 2020, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $94 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2020, GAFRI had a liability of $7 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

The following are quarterly results of consolidated operations for the two years ended December 31, 2020 (in millions, except per share amounts). Quarterly earnings per share do not add to year-to-date amounts due to changes in shares outstanding.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2020
Revenues	$1,275	$1,951	$2,060	$2,623	$7,909
Net earnings (loss), including noncontrolling interests	(304)	167	164	694	721
Net earnings (loss) attributable to shareholders	(301)	177	164	692	732
Earnings (loss) attributable to shareholders per Common Share:
Basic	$(3.34)	$1.98	$1.86	$7.99	$8.25
Diluted	(3.34)	1.97	1.86	7.93	8.20
Average number of Common Shares:
Basic	90.3	89.7	88.2	86.6	88.7
Diluted	90.3	90.0	88.5	87.2	89.2
2019
Revenues	$2,024	$1,960	$2,123	$2,130	$8,237
Net earnings (losses), including noncontrolling interests	326	209	143	191	869
Net earnings (losses) attributable to shareholders	329	210	147	211	897
Earnings (losses) attributable to shareholders per Common Share:
Basic	$3.68	$2.34	$1.64	$2.33	$9.98
Diluted	3.63	2.31	1.62	2.31	9.85
Average number of Common Shares:
Basic	89.4	89.7	90.0	90.2	89.9
Diluted	90.7	91.0	91.1	91.3	91.0

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Pretax realized gains (losses) on securities were as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2020 — change in fair value of equity securities	$(535)	$202	$30	$207	$(96)
2020 — other realized gains (losses)	(16)	2	15	384	385
2019 — change in fair value of equity securities	182	44	(15)	67	278
2019 — other realized gains (losses)	2	12	(3)	(2)	9

Other realized gains in the fourth quarter of 2020 includes realized gains of $369 million (net of DPAC) on investments disposed of in AFG’s annuity block reinsurance transaction.

Net investment income, which includes mark-to-market income/(losses) on alternative investments (partnerships and similar investments), was as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2020 — net investment income before alternative investments	$511	$520	$511	$465	$2,007
2020 — alternative investments	33	(52)	61	83	125
2019 — net investment income before alternative investments	516	531	531	545	2,123
2019 — alternative investments	26	49	57	48	180

The decline in net investment income before alternative investments in the fourth quarter of 2020 reflects primarily the disposition of fixed maturity investments in October 2020 related to the block reinsurance transaction.

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

The impact of unlocking, changes in the fair value of derivatives related to FIAs, and other impacts of changes in the stock market and interest rates on the accounting for FIAs over or under the cost of the equity index options purchased to mitigate the risk in the index-based component of those FIAs, and beginning with the fourth quarter of 2020, the impact of the block reinsurance transaction entered into in October 2020 were as follows, net of the related acceleration/deceleration of the amortization of deferred policy acquisition costs and deferred sales inducements (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2020	$(38)	$(59)	$(43)	$(48)	$(188)
2019	(11)	(33)	(27)	24	(47)

Favorable prior year development of AFG’s liability for property and casualty losses and loss adjustment expenses (”LAE”) was as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2020	$42	$77	$—	$8	$127
2019	45	41	12	45	143

Prior year development in the third quarters of 2020 and 2019 includes pretax special charges of $47 million and $18 million, respectively, to strengthen property and casualty insurance A&E reserves.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s property and casualty operations recorded catastrophe losses, including reinstatement premiums, as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2020	$(9)	$(26)	$(57)	$(38)	$(130)
2019	(12)	(12)	(22)	(15)	(61)

Catastrophe losses include $37 million and $13 million in 2020 and 2019, respectively, at Neon.

AFG’s property and casualty operations recorded $10 million and $105 million in COVID-19 related losses in the first and second quarters of 2020, respectively, which includes $20 million at Neon.

Results for the third quarter of 2020 and 2019 include pretax special charges of $21 million and $11 million, respectively, to strengthen reserves for A&E exposures related to AFG’s former railroad and manufacturing operations.

AFG recorded pretax losses on the retirement of debt of $5 million in both the fourth quarter 2020 and 2019, respectively.

P.    Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.12 billion at December 31, 2020, were on deposit as required by regulatory authorities. AFG and its subsidiaries had $308 million in undrawn letters of credit (none of which was collateralized) and similar agreements supporting Neon’s underwriting capacity, which were terminated in connection with the December 2020 sale of Neon.

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

Some of the standard actuarial methods employed for the quarterly reserve analysis may include (but may not be limited to):
•Case Incurred Development Method
•Paid Development Method
•Bornhuetter-Ferguson Method
•Incremental Paid LAE to Paid Loss Methods

Each method has particular strengths and weaknesses and no single estimation method is most accurate in all situations. When applied to a particular group of claims, the relative strengths and weaknesses of each method can change over time based on the facts and circumstances. Ultimately, the estimation methods chosen are those which the actuary believes produce the most reliable indication for the particular liabilities under review.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The period of time from the event triggering a claim through the settlement of the liability is referred to as the “tail”. Generally, the same actuarial methods are considered for both short-tail and long-tail lines of business because most of them work properly for both. The methods are designed to incorporate the effects of the differing length of time to settle particular claims. For nearly all lines of business, the actuaries rely heavily on the Bornhuetter-Ferguson method for more recent accident periods. As accident years mature and the underlying claim data becomes more credible, more weight is given to the Case Incurred and Paid Development methods. This transition occurs relatively quickly for short-tailed lines, and over a number of years for long-tail lines. Liability claims for long-tail lines are more susceptible to litigation and can be significantly affected by changing contract interpretation and the legal environment. Therefore, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.

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

Supplementary statistical information is also reviewed to determine which methods are most appropriate to use or if adjustments are needed to particular methods. Such information includes:
•Open and closed claim counts
•Average case reserves and average incurred on open claims
•Closure rates and statistics related to closed and open claim percentages
•Average closed claim severity
•Ultimate claim severity
•Reported loss ratios
•Projected ultimate loss ratios
•Loss payment patterns

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

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 3.5% at December 31, 2020 and 4.5% at December 31, 2019, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $9 million and $12 million at December 31, 2020 and 2019, respectively).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2020	2019	2018
Balance at beginning of period	$10,232	$9,741	$9,678
Less reinsurance recoverables, net of allowance	3,024	2,942	2,957
Net liability at beginning of period	7,208	6,799	6,721
Provision for losses and LAE occurring in the current year	3,398	3,414	3,195
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	47	18	18
Neon exited lines	19	7	—
Other	(193)	(168)	(210)
Total losses and LAE incurred	3,271	3,271	3,003
Payments for losses and LAE of:
Current year	(990)	(1,076)	(963)
Prior years	(1,766)	(1,790)	(1,639)
Total payments	(2,756)	(2,866)	(2,602)
Reserves of businesses disposed (*)	(449)	—	(319)
Foreign currency translation and other	1	4	(4)
Net liability at end of period	7,275	7,208	6,799
Add back reinsurance recoverables, net of allowance	3,117	3,024	2,942
Gross unpaid losses and LAE included in the balance sheet	$10,392	$10,232	$9,741
(*)Reflects the December 31, 2020 sale of Neon (see Note B — “Acquisitions and Sale of Businesses”) and the reinsurance to close transactions at Neon, which settled in early 2018 (discussed below).

The 2020 provision for losses and LAE occurring in the current year includes $115 million of COVID-19 related losses at AFG, including $20 million recorded by the Neon exited lines.

The net decrease in the provision for claims of prior years in 2020 reflects (i) lower than expected claim frequency and severity in the aviation, transportation and agricultural businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial institutions, fidelity and surety businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $47 million special charge to increase asbestos and environmental reserves and adverse reserve development of $19 million on Neon’s exited lines of business, (ii) higher than expected claim frequency and severity in general liability contractor claims and the excess and surplus and excess liability businesses and higher than anticipated claim severity in the targeted markets businesses (within the Specialty casualty sub-segment), and (iii) net adverse reserve development related to business outside the Specialty group that AFG no longer writes..

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

In December 2017, the Neon Lloyd’s syndicate entered into a reinsurance to close transaction for the 2015 and prior years of account, which settled in early 2018.

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2020
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,196
Specialty casualty	4,302
Specialty financial	247
Other specialty	377
Total Specialty (excluding foreign reserves)	6,122

Other reserves
Reserves for foreign operations	314
A&E reserves	422
Unallocated LAE	361
Other	56
Total other reserves	1,153
Total reserves, net of reinsurance	7,275

Add back reinsurance recoverables, net of allowance	3,117
Gross unpaid losses and LAE included in the balance sheet	$10,392

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2020
	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$811	$799	$813	$827	$837	$850	$846	$844	$843	$843	$4	138,334
2012		864	857	871	883	894	890	886	881	879	4	143,151
2013			882	870	872	878	878	877	873	871	7	138,925
2014				844	828	817	820	815	808	804	8	133,182
2015					818	784	779	777	777	772	15	134,875
2016						746	716	714	706	694	25	121,116
2017							889	847	843	823	39	140,549
2018								932	902	886	69	129,891
2019									1,111	1,058	125	152,304
2020										1,043	349	109,446
									Total	$8,673

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	% (a)
2011	$365	$667	$727	$771	$803	$821	$829	$833	$834	$835	99.1%
2012		572	708	772	816	842	856	882	869	872	99.2%
2013			438	702	760	804	831	847	858	860	98.7%
2014				329	632	693	744	770	783	789	98.1%
2015					359	582	667	707	736	744	96.4%
2016						294	521	577	618	640	92.2%
2017							379	640	696	735	89.3%
2018								396	676	738	83.3%
2019									527	823	77.8%
2020										461	44.2%
									Total	$7,497
				Unpaid losses and LAE — years 2011 through 2020						1,176
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								20
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,196

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	47.3%	30.2%	7.7%	5.3%	3.3%	1.6%	1.5%	(0.3%)	0.2%	0.1%
Cumulative	47.3%	77.5%	85.2%	90.5%	93.8%	95.4%	96.9%	96.6%	96.8%	96.9%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2020).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2020
	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$852	$849	$839	$848	$834	$828	$826	$817	$810	$808	$29	54,961
2012		901	892	885	885	883	877	849	842	833	35	54,752
2013			968	949	945	940	945	926	916	905	53	55,063
2014				1,035	1,008	1,008	1,006	982	967	952	71	56,669
2015					1,081	1,043	1,041	1,042	1,024	1,021	99	57,745
2016						1,131	1,122	1,116	1,101	1,090	164	56,169
2017							1,211	1,221	1,204	1,189	275	56,558
2018								1,277	1,307	1,302	416	58,079
2019									1,308	1,311	571	56,950
2020										1,352	844	48,294
									Total	$10,763

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	% (a)
2011	$174	$383	$522	$612	$662	$694	$714	$731	$745	$755	93.4%
2012		173	385	516	621	684	723	745	761	775	93.0%
2013			182	396	554	666	729	766	797	820	90.6%
2014				190	412	574	680	755	801	829	87.1%
2015					178	411	577	702	792	844	82.7%
2016						186	418	584	713	806	73.9%
2017							200	422	612	755	63.5%
2018								210	475	649	49.8%
2019									212	455	34.7%
2020										188	13.9%
									Total	$6,876
				Unpaid losses and LAE — years 2011 through 2020						3,887
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								415
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$4,302

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	18.0%	22.2%	16.0%	11.9%	7.7%	4.5%	2.9%	2.2%	1.7%	1.2%
Cumulative	18.0%	40.2%	56.2%	68.1%	75.8%	80.3%	83.2%	85.4%	87.1%	88.3%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2020).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2020
	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$138	$157	$155	$153	$147	$144	$143	$139	$137	$137	$—	16,371
2012		163	163	151	139	137	135	132	127	126	2	21,092
2013			140	145	137	131	127	126	122	122	4	28,475
2014				146	157	156	153	147	142	137	2	29,458
2015					156	160	158	153	145	138	4	37,615
2016						179	184	187	182	174	8	45,125
2017							212	215	212	208	15	48,692
2018								212	217	219	27	46,487
2019									194	198	37	41,175
2020										231	115	24,479
									Total	$1,690

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	% (a)
2011	$58	$111	$115	$123	$130	$131	$131	$132	$132	$133	97.1%
2012		71	104	109	117	121	126	128	126	125	99.2%
2013			70	100	107	113	117	117	118	118	96.7%
2014				62	109	125	128	137	139	141	102.9%
2015					72	110	129	133	132	134	97.1%
2016						88	141	158	161	163	93.7%
2017							120	169	186	194	93.3%
2018								112	163	187	85.4%
2019									99	146	73.7%
2020										100	43.3%
									Total	$1,441
				Unpaid losses and LAE — years 2011 through 2020						249
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								(2)
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$247

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	50.6%	28.0%	8.4%	4.0%	3.1%	1.5%	1.0%	(0.3%)	(0.4%)	0.7%
Cumulative	50.6%	78.6%	87.0%	91.0%	94.1%	95.6%	96.6%	96.3%	95.9%	96.6%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2020).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2020
	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$39	$43	$42	$43	$43	$44	$44	$43	$42	$41	$2	—
2012		42	40	39	40	41	39	39	36	37	2	—
2013			46	47	46	47	50	53	58	58	1	—
2014				58	57	59	59	60	61	64	7	—
2015					59	60	63	66	76	82	7	—
2016						61	61	65	71	76	16	—
2017							63	65	70	81	13	—
2018								86	90	92	40	—
2019									108	107	64	—
2020										122	102	—
									Total	$760

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	% (b)
2011	$12	$20	$25	$28	$34	$36	$37	$38	$39	$39	95.1%
2012		8	17	21	25	28	30	30	32	33	89.2%
2013			7	16	22	34	37	44	51	53	91.4%
2014				13	21	30	36	43	50	53	82.8%
2015					10	26	31	50	62	69	84.1%
2016						9	19	31	47	53	69.7%
2017							10	19	30	52	64.2%
2018								12	23	32	34.8%
2019									9	24	22.4%
2020										9	7.4%
									Total	$417
				Unpaid losses and LAE — years 2011 through 2020						343
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								34
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$377

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	14.8%	15.7%	11.6%	17.1%	10.2%	8.4%	4.8%	3.8%	2.6%	—%
Cumulative	14.8%	30.5%	42.1%	59.2%	69.4%	77.8%	82.6%	86.4%	89.0%	89.0%
(a)The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).
(b)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2020).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2020
	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,840	$1,848	$1,849	$1,871	$1,861	$1,866	$1,859	$1,843	$1,832	$1,829	$35	209,666
2012		1,970	1,952	1,946	1,947	1,955	1,941	1,906	1,886	1,875	43	218,995
2013			2,036	2,011	2,000	1,996	2,000	1,982	1,969	1,956	65	222,463
2014				2,083	2,050	2,040	2,038	2,004	1,978	1,957	88	219,309
2015					2,114	2,047	2,041	2,038	2,022	2,013	125	230,235
2016						2,117	2,083	2,082	2,060	2,034	213	222,410
2017							2,375	2,348	2,329	2,301	342	245,799
2018								2,507	2,516	2,499	552	234,457
2019									2,721	2,674	797	250,429
2020										2,748	1,410	182,219
									Total	$21,886

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2011–2019 is Supplementary Information and Unaudited)
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	% (a)
2011	$609	$1,181	$1,389	$1,534	$1,629	$1,682	$1,711	$1,734	$1,750	$1,762	96.3%
2012		824	1,214	1,418	1,579	1,675	1,735	1,785	1,788	1,805	96.3%
2013			697	1,214	1,443	1,617	1,714	1,774	1,824	1,851	94.6%
2014				594	1,174	1,422	1,588	1,705	1,773	1,812	92.6%
2015					619	1,129	1,404	1,592	1,722	1,791	89.0%
2016						577	1,099	1,350	1,539	1,662	81.7%
2017							709	1,250	1,524	1,736	75.4%
2018								730	1,337	1,606	64.3%
2019									847	1,448	54.2%
2020										758	27.6%
									Total	$16,231
				Unpaid losses and LAE — years 2011 through 2020						5,655
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								467
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$6,122

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	32.2%	25.5%	11.9%	8.8%	5.6%	3.2%	2.2%	0.9%	0.9%	0.7%
Cumulative	32.2%	57.7%	69.6%	78.4%	84.0%	87.2%	89.4%	90.3%	91.2%	91.9%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2020).

Closed Block of Long-Term Care Insurance Reserves for AFG’s closed block of long-term care insurance were $52 million at December 31, 2020 and $46 million at December 31, 2019, net of reinsurance recoverables and excluding the impact of unrealized gains on securities. AFG’s remaining outstanding long-term care policies have level premiums and are guaranteed renewable. Premium rates can potentially be increased in reaction to adverse experience; however, any rate increases would require regulatory approval.

FHLB Funding Agreements   GALIC is a member of the Federal Home Loan Bank of Cincinnati (“FHLB”). The FHLB makes advances and provides other banking services to member institutions. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. GALIC’s $56 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
investment in FHLB capital stock at December 31, 2020 is included in other investments at cost. Membership in the FHLB provides the annuity operations with an additional source of liquidity. These advances further the FHLB’s mission of improving access to housing by increasing liquidity in the residential mortgage-backed securities market.

In 2020, the FHLB advanced GALIC $200 million and GALIC repaid $165 million to the FHLB. In 2019, GALIC refinanced the terms on advances totaling $610 million. At December 31, 2020 and December 31, 2019, GALIC had $1.13 billion and $1.10 billion, respectively, in outstanding advances from the FHLB (included in annuity benefits accumulated), bearing interest at rates ranging from 0.31% to 1.35% (average rate of 0.53% at December 31, 2020). While these advances must be repaid between 2021 and 2025 ($931 million in 2021 and $200 million in 2025), GALIC has the option to prepay all or a portion on the majority of the advances. GALIC has invested the proceeds from the advances in fixed maturity securities with similar expected lives as the advances for the purpose of earning a spread over the interest payments due to the FHLB. The advances on these agreements are collateralized by fixed maturity investments, which have a total fair value of $1.37 billion (included in available for sale fixed maturity securities) at December 31, 2020. Interest credited on the funding agreements, which is included in annuity benefits, was $11 million in 2020, $27 million in 2019 and $20 million in 2018.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2020	2019	2018	2020	2019
Property and casualty companies	$481	$584	$546	$3,643	$3,342
Life (annuity) insurance companies	209	34	802	2,897	2,868

In the fourth quarter of 2018, GALIC, AFG’s primary annuity subsidiary, entered into a reinsurance treaty with Hannover Life Reassurance Company of America that transfers the risk of certain surrender activity in GALIC’s fixed-indexed annuity business. This treaty meets the statutory risk transfer rules and resulted in increases in statutory surplus (through an after-tax reserve credit) of $139 million at December 31, 2020 and $124 million at December 31, 2019, which is reflected in the life insurance companies capital and surplus in the table above. Under GAAP, this transaction does not meet the GAAP insurance risk transfer criteria and did not have a material impact on AFG’s financial statements.

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) applies to both life and property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2020 and 2019, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2020 or 2019.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2021 from its insurance subsidiaries without seeking regulatory approval is $705 million. Additional amounts of dividends require regulatory approval.

Holding Company Dividends   AFG declared and paid common stock dividends to shareholders totaling $336 million, $446 million and $397 million in 2020, 2019 and 2018, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2020, AFG could pay dividends of approximately $2.0 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2020	2019	2018
Direct premiums written	$6,862	$7,044	$6,626
Reinsurance assumed	225	255	214
Reinsurance ceded	(2,074)	(1,957)	(1,817)
Net written premiums	$5,013	$5,342	$5,023

Direct premiums earned	$6,846	$6,848	$6,472
Reinsurance assumed	237	226	204
Reinsurance ceded	(1,984)	(1,889)	(1,811)
Net earned premiums	$5,099	$5,185	$4,865

Reinsurance recoveries	$1,522	$1,404	$1,249

In June 2017, AFG’s property and casualty insurance subsidiaries entered into a reinsurance agreement to obtain supplemental catastrophe protection through a catastrophe bond structure with Riverfront Re Ltd. (“Riverfront”). The reinsurance agreement provided supplemental reinsurance coverage up to 95% of $200 million (fully collateralized) for catastrophe losses in excess of $109 million of traditional catastrophe reinsurance (per occurrence and annual aggregate) occurring until January 15, 2021. In connection with the reinsurance agreement, Riverfront issued notes to unrelated investors for the full amount of coverage provided under the reinsurance agreement. Through December 31, 2020, AFG’s incurred catastrophe losses have not reached the level of attachment for the catastrophe bond structure. Riverfront is a variable interest entity in which AFG does not have a variable interest because the variability in Riverfront’s results will be absorbed entirely by the investors in Riverfront. Accordingly, Riverfront is not consolidated in AFG’s financial statements and the reinsurance agreement is accounted for as ceded reinsurance. AFG’s cost for this coverage is approximately $11 million per year. In July 2020, AFG purchased an additional $50 million of reinsurance coverage for losses in excess of $100 million. Recoveries from the catastrophe bond apply before calculating losses recoverable from this catastrophe excess of loss reinsurance.

In February 2020, GALIC entered into a flow reinsurance agreement with Commonwealth Annuity and Life Insurance Company (“Commonwealth”), a subsidiary of Global Atlantic Financial Group Limited. Under the terms of the agreement, GALIC cedes certain newly issued traditional fixed and indexed annuities on a quota share coinsurance basis with such quota share percentages being up to 50%. That agreement was effective for policies issued after May 6, 2020. Under reinsurance accounting guidance, this transaction will be accounted for using the deposit method.

In the fourth quarter of 2020, GALIC entered into a block reinsurance agreement with Commonwealth. Under the terms of the agreement, GALIC ceded $5.96 billion of in force traditional fixed and indexed annuities, representing approximately 15% of its in force business, and transferred related investments to Commonwealth. The transaction will be accounted for using the deposit method and the $180 million loss on the transaction was deferred and will be recognized over the expected life of the underlying annuity contracts (7-10 years). In the fourth quarter of 2020, $11 million of GALIC’s deferred loss was amortized (and included in annuity benefits expense).

Under both the flow and block reinsurance agreements, Commonwealth is required to maintain collateral in trusts in excess of amounts owed to GALIC. Under these agreements, $492 million of gross annuity receipts were ceded and there were $206 million of ceded annuity surrenders, benefits and withdrawals. GALIC received $39 million of commission and expense allowances in 2020 and annuity benefits expense was reduced by $46 million.

AFG has reinsured approximately $5.42 billion of its $8.33 billion in face amount of life insurance at December 31, 2020 compared to $6.23 billion of its $9.53 billion in face amount of life insurance at December 31, 2019. Life written premiums ceded were $19 million, $20 million and $22 million for 2020, 2019 and 2018, respectively. Reinsurance recoveries on ceded life policies were $28 million, $32 million and $38 million for 2020, 2019 and 2018, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of new guidance effective January 1, 2020, which impacts the accounting for expected credit losses of recoverables from reinsurers and premiums receivable. AFG reviews the allowance quarterly and makes adjustments as necessary to reflect changes in expected credit losses. Progressions of the 2020 allowance for expected credit losses are shown below (in millions):

	Recoverables from Reinsurers				Premiums Receivable
	Property and Casualty	Fixed & Indexed Annuities	Other	Total	Property and Casualty
Balance at January 1	$18	$—	$—	$18	$13
Impact of adoption of new accounting policy	(11)	—	5	(6)	(3)
Provision for expected credit losses	—	—	2	2	1
Write-offs charged against the allowance	—	—	—	—	(1)
Businesses disposed	(1)	—	—	(1)	—
Balance at December 31	$6	$—	$7	$13	$10

Prior to the new guidance, AFG recorded net expense reductions against the allowance for uncollectible reinsurance recoverables of less than $1 million in 2019 and $2 million in 2018.

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

	2020	2019
Expected death and annuitization	$260	$232
Guaranteed withdrawal benefits	817	625
Accrued persistency and premium bonuses	—	1

Variable Annuities   At December 31, 2020, the aggregate guaranteed minimum death benefit value (assuming every variable annuity policyholder died on that date) on AFG’s variable annuity policies exceeded the fair value of the underlying variable annuities by $11 million, compared to $13 million at December 31, 2019. Death benefits paid in excess of the variable annuity account balances were less than $1 million in each of the last three years ended December 31, 2020, 2019 and 2018.

Q.    Additional Information

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2020, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $993 million. Approximately 50% of the unfunded commitments are related to GALIC, which is expected to be sold in the second quarter of 2021.

Benefit Plans   AFG expensed approximately $41 million in 2020, $39 million in 2019 and $37 million in 2018 for its retirement and employee savings plans.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
R.    Subsequent Event

Annuity Business   On January 27, 2021, AFG announced that it entered into a definitive agreement to sell its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”). Under the terms of the agreement, which is expected to close in the second quarter of 2021, MassMutual will acquire Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries include the run-off life and long-term care operations. Prior to the sale, AFG will acquire (based on December 31, 2020 values) $430 million in investments accounted for using the equity method and $97 million of directly owned real estate from GALIC. Beginning with the first quarter of 2021, AFG will report the results of the Annuity business as discontinued operations, in accordance with generally accepted accounting principles, which includes adjusting prior period results to reflect these operations as discontinued.

The Annuity subsidiaries to be sold impacted AFG’s Balance Sheet at December 31, 2020 as follows (in millions):

Assets of businesses to be sold:
Cash and cash equivalents	$1,679
Fixed maturities, available for sale	34,123
Fixed maturities, trading at fair value	42
Equity securities	774
Investments accounted for using the equity method	646
Mortgage loans	1,251
Policy loans	151
Equity index call options	825
Other investments	199
Total cash and investments	39,690
Recoverables from reinsurers	6,804
Agents’ balances and premiums receivable	5
Deferred policy acquisition costs	303
Variable annuity assets (separate accounts)	664
Other assets	968
Total assets	48,434
Liabilities of businesses to be sold:
Annuity benefits accumulated	42,573
Life, accident and health reserves	607
Variable annuity liabilities (separate accounts)	664
Other liabilities	620
Total liabilities	44,464
Reclassify AOCI	(1,071)
Equity of annuity businesses to be sold excluding AOCI	$2,899

The fair value of the available for sale fixed maturities owned by the Annuity subsidiaries to be sold at December 31, 2020 is detailed below.

US Government and government agencies	$44
States, municipalities and political subdivisions	3,421
Foreign government	35
Residential mortgage-backed securities	2,140
Commercial mortgage-backed securities	698
Collateralized loan obligations	3,491
Other asset-backed securities	5,176
Corporate and other bonds	19,118
$34,123

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Results for the Annuity subsidiaries to be sold were (in millions):

	Year ended December 31,
	2020	2019	2018
Net investment income	$1,670	$1,774	$1,618
Realized gains (losses) on securities	364	132	(105)
Other income	126	136	139
Total revenues	2,160	2,042	1,652
Annuity benefits	1,192	1,151	998
Annuity and supplemental insurance acquisition expenses	306	253	260
Other expenses	181	180	177
Total costs and expenses	1,679	1,584	1,435
Earnings before income taxes	481	458	217
Provision for income taxes	97	94	39
Net earnings	$384	$364	$178

Net investment income excludes $49 million in 2020 and $37 million in both 2019 and 2018, respectively, related to the real estate-related investments that AFG will acquire from GALIC prior to the completion of the sale.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10	Directors, Executive Officers of the Registrant and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:
	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules:
		A.	Selected Quarterly Financial Data is included in Note O to the Consolidated Financial Statements.

		B.	Schedules filed herewith for 2020, 2019, and 2018:
Page
			II — Condensed Financial Information of Registrant	S-3
			III — Supplementary Insurance Information	S-5

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on the next page.

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
2	Stock Purchase Agreement, dated as of January 27, 2021, by and among Massachusetts Mutual Life Insurance Company, Great American Financial Resources, Inc. and American Financial Group, Inc., filed as Exhibit 2.1 to the Form 8-K filed on January 28, 2021.	(*)
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3.A to AFG’s Form 10-K for 2019.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3.1 to the Form 8-K filed on April 1, 2020.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184913) filed by AFG on November 13, 2012.	(*)
10(b)	Amended and Restated Deferred Compensation Plan, filed as Exhibit 10(b) to AFG’s Form 10-K for 2008.	(*)
10(c)	Annual Senior Executive Bonus Plan, filed as Exhibit 10(d) to AFG’s 10-K for 2017.	(*)
10(d)	Amended and restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(e)	2005 Stock Incentive Plan Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184914) filed by AFG on November 13, 2012.	(*)
10(f)	2015 Stock Incentive Plan filed as Exhibit 10(g) to AFG’s Form 10-K for 2015.	(*)
10(g)	Senior Executive Long Term Incentive Compensation Plan, filed as Appendix A to AFG’s Proxy Statement filed on April 1, 2016.	(*)
10(h)	Credit Agreement dated December 14, 2020, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on December 15, 2020.	(*)
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Incorporated herein by reference.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$215	$166
Investment in securities	80	77
Investment in subsidiaries (a)	8,525	7,623
Other investments	2	2
Other assets	213	143
Total assets	$9,035	$8,011

Liabilities and Equity:
Long-term debt	$1,963	$1,473
Other liabilities	283	269
Shareholders’ equity	6,789	6,269
Total liabilities and equity	$9,035	$8,011

Condensed Statement of Earnings

	Year ended December 31,
	2020	2019	2018
Revenues:
Dividends from subsidiaries	$543	$417	$261
Equity in undistributed earnings of subsidiaries	474	888	529
Investment and other income	32	20	2
Total revenues	1,049	1,325	792

Costs and Expenses:
Interest charges on intercompany borrowings	8	8	8
Interest charges on other borrowings	88	68	62
Other expenses	94	113	70
Total costs and expenses	190	189	140

Earnings before income taxes	859	1,136	652
Provision for income taxes	127	239	122
Net Earnings Attributable to Shareholders	$732	$897	$530

Condensed Statement of Comprehensive Income

Net earnings attributable to shareholders	$732	$897	$530
Other comprehensive income (loss), net of tax	414	815	(544)
Total comprehensive income (loss), net of tax	$1,146	$1,712	$(14)

________________________
(a)Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2020	2019	2018
Operating Activities:
Net earnings attributable to shareholders	$732	$897	$530
Adjustments:
Equity in net earnings of subsidiaries	(780)	(1,032)	(637)
Dividends from subsidiaries	543	408	238
Other operating activities, net	(12)	33	84
Net cash provided by operating activities	483	306	215

Investing Activities:
Capital contributions to subsidiaries	(297)	(60)	(11)
Returns of capital from subsidiaries	—	4	23
Purchases of investments, property and equipment	(2)	(3)	(5)
Proceeds from:
Maturities and redemptions of investments	2	3	3
Sales of businesses	3	—	—
Net cash provided by (used in) investing activities	(294)	(56)	10

Financing Activities:
Additional long-term borrowings	634	315	—
Reductions of long-term debt	(150)	(150)	—
Issuances of Common Stock	23	37	34
Repurchases of Common Stock	(313)	—	(6)
Cash dividends paid on Common Stock	(334)	(444)	(394)
Net cash used in financing activities	(140)	(242)	(366)

Net Change in Cash and Cash Equivalents	49	8	(141)
Cash and cash equivalents at beginning of year	166	158	299
Cash and cash equivalents at end of year	$215	$166	$158

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2020
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for future policy benefits, claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums (excluding life)
2020
Property and casualty insurance	$244	$10,392	$2,803	$5,099	$399	$3,271	$615	$1,036	$5,013
Annuity	287	42,573	—	—	1,699	1,192	247	220	—
Other	15	607	—	19	34	40	4	436	4
Total	$546	$53,572	$2,803	$5,118	$2,132	$4,503	$866	$1,692	$5,017

2019
Property and casualty insurance	$322	$10,232	$2,830	$5,185	$472	$3,271	$721	$1,027	$5,342
Annuity	696	40,406	—	—	1,792	1,151	198	201	—
Other	19	612	—	22	39	36	4	520	3
Total	$1,037	$51,250	$2,830	$5,207	$2,303	$4,458	$923	$1,748	$5,345

2018
Property and casualty insurance	$299	$9,741	$2,595	$4,865	$438	$3,003	$644	$957	$5,023
Annuity	1,360	36,616	—	—	1,638	998	212	192	—
Other	23	635	—	24	18	40	4	461	3
Total	$1,682	$46,992	$2,595	$4,889	$2,094	$4,041	$860	$1,610	$5,026

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 25, 2021	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 25, 2021
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 25, 2021
S. Craig Lindner	(Principal Executive Officer)

/s/ Brian S. Hertzman	Senior Vice President, Chief Financial Officer	February 25, 2021
Brian S. Hertzman	(Principal Financial and Accounting Officer)

/s/ John B. Berding	Director	February 25, 2021
John B. Berding

/s/ Virginia (Gina) C. Drosos	Director*	February 25, 2021
Virginia (Gina) C. Drosos

/s/ James E. Evans	Director	February 25, 2021
James E. Evans

/s/ Terry S. Jacobs	Director*	February 25, 2021
Terry S. Jacobs

/s/ Gregory G. Joseph	Lead Independent Director*	February 25, 2021
Gregory G. Joseph

/s/ Mary Beth Martin	Director	February 25, 2021
Mary Beth Martin

/s/ Evans N. Nwankwo	Director	February 25, 2021
Evans N. Nwankwo

/s/ William W. Verity	Director	February 25, 2021
William W. Verity

/s/ John I. Von Lehman	Director*	February 25, 2021
John I. Von Lehman

* Member of the Audit Committee