Form 10-Q
period 2021-03-31
AMERICAN FINANCIAL GROUP INC
filed 2021-05-07
CIK 1042046

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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
As of May 1, 2021, there were 85,099,638 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
____________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$1,691	$1,665
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $9,059 and $8,812; allowance for expected credit losses of $10 and $12)	9,289	9,084
Fixed maturities, trading at fair value	26	24
Equity securities, at fair value	944	889
Investments accounted for using the equity method	1,324	1,235
Mortgage loans	408	377
Real estate and other investments	218	220
Total cash and investments	13,900	13,494
Recoverables from reinsurers	3,231	3,288
Prepaid reinsurance premiums	755	768
Agents’ balances and premiums receivable	1,209	1,229
Deferred policy acquisition costs	244	244
Assets of managed investment entities	5,102	4,971
Other receivables	576	678
Other assets	865	977
Goodwill	176	176
Assets of discontinued annuity operations	48,139	47,885
Total assets	$74,197	$73,710

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,384	$10,392
Unearned premiums	2,821	2,803
Payable to reinsurers	753	807
Liabilities of managed investment entities	5,045	4,914
Long-term debt	1,963	1,963
Other liabilities	1,653	1,584
Liabilities of discontinued annuity operations	44,893	44,458
Total liabilities	67,512	66,921

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 85,126,062 and 86,345,246 shares outstanding	85	86
Capital surplus	1,279	1,281
Retained earnings	4,354	4,149
Accumulated other comprehensive income, net of tax	967	1,273
Total shareholders’ equity	6,685	6,789
Noncontrolling interests	—	—
Total equity	6,685	6,789
Total liabilities and equity	$74,197	$73,710

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2021	2020
Revenues:
Property and casualty insurance net earned premiums	$1,173	$1,209
Net investment income	188	104
Realized gains (losses) on securities	77	(328)
Income of managed investment entities:
Investment income	46	59
Gain (loss) on change in fair value of assets/liabilities	2	(13)
Other income	23	24
Total revenues	1,509	1,055

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	667	707
Commissions and other underwriting expenses	380	420
Interest charges on borrowed money	24	17
Expenses of managed investment entities	39	53
Other expenses	64	43
Total costs and expenses	1,174	1,240
Earnings (loss) from continuing operations before income taxes	335	(185)
Provision (credit) for income taxes	68	(41)
Net earnings (loss) from continuing operations, including noncontrolling interests	267	(144)
Net earnings (loss) from discontinued operations	152	(160)
Net earnings (loss), including noncontrolling interests	419	(304)
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	(3)
Net Earnings (Loss) Attributable to Shareholders	$419	$(301)

Earnings (Losses) Attributable to Shareholders per Basic Common Share from:
Continuing operations	$3.11	$(1.57)
Discontinued operations	1.77	(1.77)
Total basic earnings (losses) attributable to shareholders	$4.88	$(3.34)
Earnings (Losses) Attributable to Shareholders per Diluted Common Share:
Continuing operations	$3.08	$(1.57)
Discontinued operations	1.76	(1.77)
Total diluted earnings (losses) attributable to shareholders	$4.84	$(3.34)
Average number of Common Shares:
Basic	85.9	90.3
Diluted	86.6	90.3

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2021	2020
Net earnings (loss), including noncontrolling interests	$419	$(304)
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities:
Unrealized holding losses on securities arising during the period	(281)	(865)
Reclassification adjustment for realized (gains) losses included in net earnings	(11)	19
Total net unrealized losses on securities	(292)	(846)
Net unrealized gains (losses) on cash flow hedges	(14)	27
Foreign currency translation adjustments	—	(10)
Other comprehensive loss, net of tax	(306)	(829)
Total comprehensive income (loss), net of tax	113	(1,133)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(1)
Comprehensive income (loss) attributable to shareholders	$113	$(1,132)

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Income	Total	Interests	Equity	Interests
Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789	$—	$6,789
Net earnings	—	—	419	—	419	—	419
Other comprehensive loss	—	—	—	(306)	(306)	—	(306)
Dividends ($0.50 per share)	—	—	(43)	—	(43)	—	(43)
Shares issued:
Exercise of stock options	403,012	19	—	—	19	—	19
Restricted stock awards	207,020	—	—	—	—	—	—
Other benefit plans	15,632	2	—	—	2	—	2
Dividend reinvestment plan	2,306	—	—	—	—	—	—
Stock-based compensation expense	—	5	—	—	5	—	5
Shares acquired and retired	(1,757,702)	(28)	(164)	—	(192)	—	(192)
Shares exchanged — benefit plans	(76,984)	(1)	(7)	—	(8)	—	(8)
Forfeitures of restricted stock	(12,468)	—	—	—	—	—	—
Balance at March 31, 2021	85,126,062	$1,364	$4,354	$967	$6,685	$—	$6,685

Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net loss	—	—	(301)	—	(301)	—	(301)	(3)
Other comprehensive income (loss)	—	—	—	(831)	(831)	—	(831)	2
Dividends ($0.45 per share)	—	—	(40)	—	(40)	—	(40)	—
Shares issued:
Exercise of stock options	204,093	9	—	—	9	—	9	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	14,541	1	—	—	1	—	1	—
Dividend reinvestment plan	1,617	—	—	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	6	—	6	—
Shares acquired and retired	(826,283)	(12)	(49)	—	(61)	—	(61)	—
Shares exchanged — benefit plans	(95,854)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(2,331)	—	—	—	—	—	—	—
Other	—	—	(1)	—	(1)	—	(1)	1
Balance at March 31, 2020	89,827,336	$1,399	$3,616	$32	$5,047	$—	$5,047	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2021	2020
Operating Activities:
Net earnings (loss), including noncontrolling interests	$419	$(304)
Adjustments:
Depreciation and amortization	99	113
Annuity benefits	161	276
Realized (gains) losses on investing activities	(158)	550
Net (purchases) sales of trading securities	(3)	8
Deferred annuity and life policy acquisition costs	(49)	(49)
Change in:
Reinsurance and other receivables	275	161
Other assets	164	410
Insurance claims and reserves	5	(152)
Payable to reinsurers	(54)	(35)
Other liabilities	(25)	(543)
Managed investment entities’ assets/liabilities	(38)	89
Other operating activities, net	(169)	8
Net cash provided by operating activities	627	532

Investing Activities:
Purchases of:
Fixed maturities	(3,443)	(4,140)
Equity securities	(41)	(232)
Mortgage loans	(35)	(21)
Equity index options and other investments	(164)	(245)
Real estate, property and equipment	(13)	(9)
Proceeds from:
Maturities and redemptions of fixed maturities	1,947	1,220
Repayments of mortgage loans	12	4
Sales of fixed maturities	147	1,483
Sales of equity securities	350	80
Sales and settlements of equity index options and other investments	269	248
Sales of real estate, property and equipment	—	1
Managed investment entities:
Purchases of investments	(527)	(414)
Proceeds from sales and redemptions of investments	557	370
Other investing activities, net	3	2
Net cash used in investing activities	(938)	(1,653)

Financing Activities:
Annuity receipts	1,179	1,410
Ceded annuity receipts	(207)	—
Annuity surrenders, benefits and withdrawals	(1,148)	(813)
Ceded annuity surrenders, benefits and withdrawals	167	—
Net transfers from variable annuity assets	25	15
Issuances of managed investment entities’ liabilities	752	—
Retirements of managed investment entities’ liabilities	(725)	(41)
Issuances of Common Stock	20	10
Repurchases of Common Stock	(192)	(61)
Cash dividends paid on Common Stock	(43)	(40)
Net cash provided by (used in) financing activities	(172)	480
Net Change in Cash and Cash Equivalents	(483)	(641)
Cash and cash equivalents at beginning of period	2,810	2,314
Cash and cash equivalents at end of period	2,327	1,673
Less: cash and cash equivalents at end of period from discontinued operations	636	368
Cash and cash equivalents at end of period from continuing operations	$1,691	$1,305

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Managed Investment Entities
B.	Discontinued Operations	I.	Goodwill and Other Intangibles
C.	Sales of Businesses	J.	Long-Term Debt
D.	Segments of Operations	K.	Shareholders’ Equity
E.	Fair Value Measurements	L.	Income Taxes
F.	Investments	M.	Contingencies
G.	Derivatives	N.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation including reclassifying the assets and liabilities of the Annuity subsidiaries to be sold to assets and liabilities of discontinued annuity operations and their earnings to net earnings (loss) from discontinued operations. See Note B — “Discontinued Operations.” All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2021, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

Unless otherwise stated, the information in the Notes to the Consolidated Financial Statements relates to AFG’s continuing operations.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Discontinued Operations   Disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first three months of 2021.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

Fixed maturity securities classified as “available for sale” (including those that are reported as assets of discontinued annuity operations) are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) in AFG’s Balance Sheet. Fixed maturity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in net investment income. Mortgage loans (net of any allowance) are carried primarily at the aggregate unpaid balance.

Premiums and discounts on fixed maturity securities are amortized using the effective interest method. Mortgage-backed securities (“MBS”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

Limited partnerships and similar investments are generally accounted for using the equity method of accounting. Under the equity method, AFG records its share of the earnings or losses of the investee based on when it is reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements. AFG’s equity in the earnings (losses) of limited partnerships and similar investments is included in net investment income.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of (i) components of certain fixed maturity securities (primarily interest-only and principal-only MBS) and (ii) the equity-based component of certain annuity products (included in liabilities of discontinued annuity operations) and related equity index options (included in assets of discontinued annuity operations) designed to be consistent with the characteristics of the liabilities and used to mitigate the risk embedded in those annuity products.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI and are reclassified into earnings when the variability of the cash flows from the hedged items impacts earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item in the statement of earnings as the cash flows from the hedged item. AFG uses interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities owned by AFG’s discontinued annuity operations.

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

Reinsurance   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG’s property and casualty insurance subsidiaries report as assets (i) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (ii) amounts paid or due to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers, as well as ceded premiums retained by AFG’s property and casualty insurance subsidiaries under contracts to fund ceded losses as they become due. AFG’s property and casualty insurance subsidiaries also assume reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

An AFG discontinued annuity subsidiary cedes life insurance policies to a third party on a funds withheld basis whereby the subsidiary retains the assets (securities) associated with the reinsurance contract. Interest is credited to the reinsurer based on the actual investment performance of the retained assets. This reinsurance contract is considered to contain an embedded derivative (that must be adjusted to fair value) because the yield on the payable is based on a specific block of the ceding company’s assets, rather than the overall creditworthiness of the ceding company. AFG determined that changes in the fair value of the underlying portfolio of fixed maturity securities is an appropriate measure of the value of the embedded derivative.

Certain reinsurance arrangements in AFG’s discontinued annuity operations do not transfer significant insurance risk and are therefore accounted for using the deposit method. This accounting treatment results in amounts paid by AFG to the reinsurer to be recorded as a deposit asset. The reinsurance deposit asset (reinsurance recoverable) is adjusted as amounts are paid or received under the underlying contracts. AFG’s reinsurance partner posts collateral in excess of amounts due to AFG under these contracts. Under reinsurance accounting guidance on transactions involving annuities, the gain or loss is deferred and recognized over the expected life of the underlying annuity contracts (using methods similar to those used to amortize DPAC).

Deferred Policy Acquisition Costs (“DPAC”)   Policy acquisition costs (principally commissions, premium taxes and certain underwriting and policy issuance costs) directly related to the successful acquisition or renewal of an insurance contract are deferred. For AFG’s discontinued annuity operations, DPAC also includes capitalized costs associated with sales inducements offered to fixed annuity policyholders such as enhanced interest rates and premium and persistency bonuses.

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

DPAC related to annuities (included in assets of discontinued annuity operations) is deferred to the extent deemed recoverable and amortized, with interest, in relation to the present value of actual and expected gross profits on the policies. Expected gross profits consist principally of estimated future investment margin (estimated future net investment income less interest credited on policyholder funds) and surrender, mortality, and other life and annuity policy charges, less death, annuitization and guaranteed withdrawal benefits in excess of account balances and estimated future policy administration expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DPAC related to traditional life and health insurance (included in assets of discontinued annuity operations) is amortized over the expected premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. See “Life, Accident and Health Reserves” below for details on the impact of loss recognition on the accounting for traditional life and health insurance contracts.

DPAC includes the present value of future profits on business in force of annuity and life, accident and health insurance companies acquired (“PVFP”) (included in assets of discontinued annuity operations). PVFP represents the portion of the costs to acquire companies that is allocated to the value of the right to receive future cash flows from insurance contracts existing at the date of acquisition. PVFP is amortized with interest in relation to expected gross profits of the acquired policies for annuities and universal life products and in relation to the premium paying period for traditional life and health insurance products.

DPAC and certain other balance sheet amounts related to the discontinued annuity and life businesses are also adjusted, net of tax, for the change in expense that would have been recorded if the unrealized gains (losses) from securities had actually been realized. These adjustments are included in unrealized gains (losses) on securities, a component of AOCI in AFG’s Balance Sheet.

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

Annuity Benefits Accumulated    Annuity receipts and benefit payments are recorded as increases or decreases in annuity benefits accumulated (included in liabilities of discontinued annuity operations) rather than as revenue and expense. Increases in this liability for interest credited and decreases for annuity policy charges are recorded in net earnings (losses) before income taxes from discontinued operations. For traditional fixed annuities, the liability for annuity

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
benefits accumulated represents the account value that had accrued to the benefit of the policyholder as of the balance sheet date. For fixed-indexed annuities (“FIAs”), the liability for annuity benefits accumulated includes an embedded derivative that represents the estimated fair value of the index participation with the remaining component representing the discounted value of the guaranteed minimum contract benefits.

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

Unearned Revenue   Certain upfront policy charges on annuities are deferred as unearned revenue (included in liabilities of discontinued annuity operations) and recognized in net earnings (loss) before income taxes from discontinued operations using the same assumptions and estimated gross profits used to amortize DPAC.

Life, Accident and Health Reserves   Liabilities for future policy benefits under traditional life, accident and health policies (included in liabilities of discontinued annuity operations) are computed using the net level premium method. Computations are based on the original projections of investment yields, mortality, morbidity and surrenders and include provisions for unfavorable deviations unless a loss recognition event (premium deficiency) occurs. Claim reserves and liabilities established for accident and health claims are modified as necessary to reflect actual experience and developing trends.

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

Variable Annuity Assets and Liabilities   Separate accounts related to variable annuities (included in assets and liabilities of discontinued annuity operations) represent the fair value of deposits invested in underlying investment funds on which AFG earns a fee. Investment funds are selected and may be changed only by the policyholder, who retains all investment risk.

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

Leases   Leases for terms of longer than one year are recognized as assets and liabilities for the rights and obligations created by those leases on the balance sheet based on the present value of contractual cash flows.

At March 31, 2021 AFG has a $153 million lease liability included in other liabilities and a lease right-of-use asset of $133 million included in other assets compared to $159 million and $139 million, respectively, at December 31, 2020.

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

Premium Recognition   Property and casualty premiums are earned generally over the terms of the policies on a pro rata basis. Unearned premiums represent that portion of premiums written, which is applicable to the unexpired terms of policies in force. On reinsurance assumed from other insurance companies or written through various underwriting organizations, unearned premiums are based on information received from such companies and organizations. For traditional life, accident and health products, premiums are recognized as revenue (included in net earnings (loss) from discontinued operations) when legally collectible from policyholders. For interest-sensitive life and universal life products, premiums are recorded in a policyholder account, which is reflected as a liability. Revenue is recognized as amounts are assessed against the policyholder account for mortality coverage and contract expenses.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2021 and 2020 — 0.7 million and none, respectively.

There were no anti-dilutive potential common shares for the first three months of 2021 and 0.8 million anti-dilutive potential common shares for the first three months 2020 due to AFG’s net loss attributable to shareholders in that period.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Discontinued Operations

Annuity Business   On January 27, 2021, AFG announced that it entered into a definitive agreement to sell its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”). Under the terms of the agreement, which is expected to close in the second quarter of 2021. MassMutual will acquire Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries include AFG’s run-off life and long-term care operations. Prior to the sale, AFG will acquire approximately $460 million in investments accounted for using the equity method and approximately $100 million of directly owned real estate from GALIC (based on March 31, 2021 values). Beginning with the first quarter of 2021, the results of the Annuity business to be sold are reported as discontinued operations in accordance with generally accepted accounting principles, which included adjusting prior period results to reflect these operations as discontinued.

Details of the assets and liabilities of the Annuity subsidiaries to be sold were as follows (in millions):

	March 31, 2021	December 31, 2020
Assets of businesses to be sold:
Cash and cash equivalents	$636	$1,145
Fixed maturities, available for sale	34,754	34,123
Fixed maturities, trading at fair value	40	42
Equity securities	624	774
Investments accounted for using the equity method	671	646
Mortgage loans	1,244	1,251
Policy loans	148	151
Equity index call options	813	825
Other investments	180	199
Total cash and investments	39,110	39,156
Recoverables from reinsurers	6,797	6,804
Agents’ balances and premiums receivable	3	2
Deferred policy acquisition costs	531	302
Variable annuity assets (separate accounts)	666	664
Other assets	1,032	957
Total assets of discontinued annuity operations	48,139	47,885
Liabilities of businesses to be sold:
Annuity benefits accumulated	42,880	42,573
Life, accident and health reserves	601	607
Variable annuity liabilities (separate accounts)	666	664
Other liabilities	746	614
Total liabilities of discontinued annuity operations	44,893	44,458
Receivable from AFG for real estate-related investments	567	537
Reclassify AOCI	(801)	(1,071)
Net investment in annuity businesses to be sold, excluding AOCI	$3,012	$2,893

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Details of the results of operations for the discontinued annuity operations were (in millions):

	Three months ended March 31,
	2021	2020
Net investment income	$447	$415
Realized gains (losses) on securities	81	(223)
Other income	32	33
Total revenues	560	225
Annuity benefits	161	276
Annuity and supplemental insurance acquisition expenses	112	113
Other expenses	46	39
Total costs and expenses	319	428
Earnings (loss) before income taxes from discontinued operations	241	(203)
Provision (credit) for income taxes on operations	48	(43)
Tax liabilities triggered by pending sale	41	—
Net earnings (loss) from discontinued operations	$152	$(160)

Net investment income in the table above excludes $29 million in first three months of 2021 and $12 million in first three months of 2020, respectively, related to the real estate-related entities that AFG will acquire from the discontinued annuity operations prior to the completion of the sale.

Summarized cash flows for the discontinued annuity operations were (in millions):

	Three months ended March 31,
	2021	2020
Net cash provided by operating activities	$209	$265
Net cash used in investing activities	(734)	(1,244)
Net cash provided by financing activities	16	612

C.    Sales of Businesses

Annuity Operations   See Note B — “Discontinued Operations,” for information on the pending sale of AFG’s annuity operations.

Neon   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing Neon Underwriting Ltd. and its other Lloyd’s subsidiaries in run-off. Neon and its predecessor, Marketform, failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. In December 2020, AFG completed the sale of GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited for proceeds of $6 million. The sale completed AFG’s exit from the Lloyd’s of London insurance market.

Under GAAP accounting guidance, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Because AFG’s primary business continues to be commercial property and casualty insurance, as well as the immaterial expected

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
impact on AFG’s ongoing results of operations, the sale of Neon was not reported as a discontinued operation. Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

Three months ended March 31, 2020
Net earned premiums	$71
Loss and loss adjustment expenses	40
Commissions and other underwriting expenses	32
Underwriting loss	(1)

Net investment income	(6)
Other income and expenses, net	(3)
Loss before income taxes and noncontrolling interests	$(10)

D.    Segments of Operations

Subsequent to the agreement to sell its annuity operations, see Note B — “Discontinued Operations,” AFG manages its business as two segments: Property and casualty insurance and Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2021	2020
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$394	$386
Specialty casualty	571	556
Specialty financial	157	156
Other specialty	51	40
Other lines (a)	—	71
Total premiums earned	1,173	1,209
Net investment income (b)	159	93
Other income	4	5
Total property and casualty insurance	1,336	1,307
Other (c)	96	76
Total revenues before realized gains (losses)	1,432	1,383
Realized gains (losses) on securities	77	(328)
Total revenues	$1,509	$1,055
(a)Represents premiums earned in the Neon exited lines (which were sold in December 2020) during the first three months of 2020.
(b)Includes a loss of $6 million in the Neon exited lines in the first three months of 2020 (primarily from the change in fair value of equity securities).
(c)Includes $29 million in the first three months of 2021 and $12 million in the first three months of 2020 in investment income from real estate-related entities to be acquired from the discontinued annuity operations prior to closing of the sale.

	Three months ended March 31,
	2021	2020
Earnings (Loss) Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$56	$27
Specialty casualty	56	52
Specialty financial	25	17
Other specialty	(3)	(7)
Other lines (a)	—	(2)
Total underwriting	134	87
Investment and other income, net (b)	154	84
Total property and casualty insurance	288	171
Other (c)	(30)	(28)
Total earnings before realized gains (losses) and income taxes	258	143
Realized gains (losses) on securities	77	(328)
Total earnings (loss) before income taxes	$335	$(185)
(a)Includes an underwriting loss of $1 million in the first three months of 2020 in the Neon exited lines.
(b)Includes $9 million in the first three months of 2020 in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses and $29 million in the first three months of 2021 and $6 million (net of DAC) in the first three months of 2020 of earnings from the real estate-related entities to be acquired from the discontinued annuity operations prior to closing of the sale.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities of continuing operations measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$212	$3	$—	$215
States, municipalities and political subdivisions	—	2,128	39	2,167
Foreign government	—	190	—	190
Residential MBS	—	820	27	847
Commercial MBS	—	109	—	109
Collateralized loan obligations	—	1,125	6	1,131
Other asset-backed securities	—	1,862	326	2,188
Corporate and other	4	2,234	204	2,442
Total AFS fixed maturities	216	8,471	602	9,289
Trading fixed maturities	—	26	—	26
Equity securities	670	47	227	944
Assets of managed investment entities (“MIE”)	288	4,800	14	5,102
Total assets of continuing operations accounted for at fair value	$1,174	$13,344	$843	$15,361
Liabilities:
Liabilities of managed investment entities	$285	$4,746	$14	$5,045
Total liabilities of continuing operations accounted for at fair value	$285	$4,746	$14	$5,045

December 31, 2020
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$195	$3	$—	$198
States, municipalities and political subdivisions	—	2,273	39	2,312
Foreign government	—	176	—	176
Residential MBS	—	877	38	915
Commercial MBS	—	90	2	92
Collateralized loan obligations	—	1,046	16	1,062
Other asset-backed securities	—	1,742	305	2,047
Corporate and other	4	2,140	138	2,282
Total AFS fixed maturities	199	8,347	538	9,084
Trading fixed maturities	—	24	—	24
Equity securities	665	48	176	889
Assets of managed investment entities	217	4,733	21	4,971
Total assets of continuing operations accounted for at fair value	$1,081	$13,152	$735	$14,968
Liabilities:
Liabilities of managed investment entities	$215	$4,678	$21	$4,914
Total liabilities of continuing operations accounted for at fair value	$215	$4,678	$21	$4,914

Approximately 5% of the total assets of continuing operations carried at fair value at March 31, 2021, were Level 3 assets. Approximately 22% ($185 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $78 million (9%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets.

Internally developed Level 3 asset fair values of continuing operations represent approximately $488 million (58%) of the total fair value of Level 3 assets at March 31, 2021. These fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed prices for equity

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
securities are based primarily on financial information of the entities invested in and sales of comparable companies. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.
Assets and liabilities of discontinued annuity operations that are measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$6	$21	$15	$42
States, municipalities and political subdivisions	—	3,156	60	3,216
Foreign government	—	34	—	34
Residential MBS	—	2,431	82	2,513
Commercial MBS	—	635	1	636
Collateralized loan obligations	—	3,762	26	3,788
Other asset-backed securities	—	4,277	927	5,204
Corporate and other	30	17,914	1,377	19,321
Total AFS fixed maturities	36	32,230	2,488	34,754
Trading fixed maturities	—	40	—	40
Equity securities	258	48	318	624
Equity index call options	—	813	—	813
Variable annuity assets (separate accounts) (*)	—	666	—	666
Other assets — derivatives	—	69	—	69
Total assets of discontinued annuity operations accounted for at fair value	$294	$33,866	$2,806	$36,966
Liabilities:
Derivatives in annuity benefits accumulated	$—	$—	$3,954	$3,954
Other liabilities — derivatives	—	10	—	10
Total liabilities of discontinued annuity operations accounted for at fair value	$—	$10	$3,954	$3,964
(*)Variable annuity liabilities equal the fair value of variable annuity assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$6	$23	$15	$44
States, municipalities and political subdivisions	—	3,357	64	3,421
Foreign government	—	35	—	35
Residential MBS	—	2,013	127	2,140
Commercial MBS	—	687	11	698
Collateralized loan obligations	—	3,443	48	3,491
Other asset-backed securities	—	4,108	1,068	5,176
Corporate and other	40	17,733	1,345	19,118
Total AFS fixed maturities	46	31,399	2,678	34,123
Trading fixed maturities	—	42	—	42
Equity securities	431	50	293	774
Equity index call options	—	825	—	825
Variable annuity assets (separate accounts) (*)	—	664	—	664
Other assets — derivatives	—	102	—	102
Total assets of discontinued annuity operations accounted for at fair value	$477	$33,082	$2,971	$36,530
Liabilities:
Derivatives in annuity benefits accumulated	$—	$—	$3,933	$3,933
Other liabilities — derivatives	—	10	—	10
Total liabilities of discontinued annuity operations accounted for at fair value	$—	$10	$3,933	$3,943
(*)Variable annuity liabilities equal the fair value of variable annuity assets.

The derivatives embedded in AFG’s fixed-indexed and variable-indexed annuity liabilities (included in liabilities of discontinued annuity operations) are measured using a discounted cash flow approach and had a fair value of $3.95 billion at March 31, 2021. The following table presents information about the unobservable inputs used by management in determining fair value of these Level 3 liabilities. See Note G — “Derivatives.”

Unobservable Input	Range
Adjustment for insurance subsidiary’s credit risk	0% – 2.1% over the risk-free rate
Risk margin for uncertainty in cash flows	0.99% reduction in the discount rate
Surrenders	7% – 22% of indexed account value
Partial surrenders	2% – 11% of indexed account value
Annuitizations	0.1% – 1% of indexed account value
Deaths	2.0% – 13.6% of indexed account value
Budgeted option costs	2.2% – 2.9% of indexed account value

The range of adjustments for insurance subsidiary’s credit risk is based on the Moody’s corporate A2 bond index and reflects credit spread variations across the yield curve. The range of projected surrender rates reflects the specific surrender charges and other features of AFG’s individual fixed-indexed and variable-indexed annuity products with an expected range of 8% to 11% in the majority of future calendar years (7% to 22% over all periods). Increasing the budgeted option cost or risk margin for uncertainty in cash flow assumptions in the table above would increase the fair value of the fixed-indexed and variable-indexed annuity embedded derivatives, while increasing any of the other unobservable inputs in the table above would decrease the fair value of the embedded derivatives.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2021 and 2020 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	—	—	—	39
Residential MBS	38	(3)	—	6	—	3	(17)	27
Commercial MBS	2	—	—	—	—	—	(2)	—
Collateralized loan obligations	16	1	(1)	—	(1)	—	(9)	6
Other asset-backed securities	305	—	—	52	(23)	14	(22)	326
Corporate and other	138	1	(1)	84	(18)	2	(2)	204
Total AFS fixed maturities	538	(1)	(2)	142	(42)	19	(52)	602
Equity securities	176	53	—	12	(14)	—	—	227
Assets of MIE	21	4	—	1	—	—	(12)	14
Assets of discontinued annuity operations	2,971	70	(43)	196	(191)	32	(229)	2,806
Total Level 3 assets	$3,706	$126	$(45)	$351	$(247)	$51	$(293)	$3,649

Liabilities of discontinued annuity operations	$(3,933)	$(40)	$—	$(74)	$93	$—	$—	$(3,954)
Total Level 3 liabilities (*)	$(3,933)	$(40)	$—	$(74)	$93	$—	$—	$(3,954)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2020
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	40	—	1	—	—	—	—	41
Residential MBS	45	1	(2)	—	(1)	1	—	44
Commercial MBS	6	—	—	—	—	—	—	6
Collateralized loan obligations	1	—	—	—	—	43	—	44
Other asset-backed securities	256	(6)	—	22	(41)	7	—	238
Corporate and other	223	(1)	(3)	24	(7)	2	(66)	172
Total AFS fixed maturities	571	(6)	(4)	46	(49)	53	(66)	545
Equity securities	161	(18)	—	3	—	9	—	155
Assets of MIE	17	(1)	—	—	—	—	—	16
Assets of discontinued annuity operations	3,092	(18)	(44)	153	(174)	133	(345)	2,797
Total Level 3 assets	$3,841	$(43)	$(48)	$202	$(223)	$195	$(411)	$3,513

Liabilities of discontinued annuity operations	$(3,730)	$647	$—	$(78)	$62	$—	$—	$(3,099)
Total Level 3 liabilities (*)	$(3,730)	$647	$—	$(78)	$62	$—	$—	$(3,099)
(*)As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments of continuing operations that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2021
Financial assets:
Cash and cash equivalents	$1,691	$1,691	$1,691	$—	$—
Mortgage loans	408	411	—	—	411
Total financial assets not accounted for at fair value	$2,099	$2,102	$1,691	$—	$411

Long-term debt	$1,963	$2,218	$—	$2,215	$3
Total financial liabilities not accounted for at fair value	$1,963	$2,218	$—	$2,215	$3

December 31, 2020
Financial assets:
Cash and cash equivalents	$1,665	$1,665	$1,665	$—	$—
Mortgage loans	377	382	—	—	382
Total financial assets not accounted for at fair value	$2,042	$2,047	$1,665	$—	$382

Long-term debt	$1,963	$2,325	$—	$2,322	$3
Total financial liabilities not accounted for at fair value	$1,963	$2,325	$—	$2,322	$3

The carrying value and fair value of financial instruments of the discontinued annuity operations that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2021
Financial assets:
Cash and cash equivalents	$636	$636	$636	$—	$—
Mortgage loans	1,244	1,262	—	—	1,262
Policy loans	148	148	—	—	148
Total financial assets not accounted for at fair value	$2,028	$2,046	$636	$—	$1,410

Annuity benefits accumulated (*)	$41,760	$42,360	$—	$—	$42,360
Total financial liabilities not accounted for at fair value	$41,760	$42,360	$—	$—	$42,360

December 31, 2020
Financial assets:
Cash and cash equivalents	$1,145	$1,145	$1,145	$—	$—
Mortgage loans	1,251	1,270	—	—	1,270
Policy loans	151	151	—	—	151
Total financial assets not accounted for at fair value	$2,547	$2,566	$1,145	$—	$1,421

Annuity benefits accumulated (*)	$41,460	$43,081	$—	$—	$43,081
Total financial liabilities not accounted for at fair value	$41,460	$43,081	$—	$—	$43,081
(*)Excludes $1.12 billion and $1.11 billion of life contingent annuities in the payout phase at March 31, 2021 and December 31, 2020, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
F.    Investments

Available for sale fixed maturities held by AFG’s continuing operations at March 31, 2021 and December 31, 2020, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2021
Fixed maturities:
U.S. Government and government agencies	$212	$—	$4	$(1)	$3	$215
States, municipalities and political subdivisions	2,076	—	91	—	91	2,167
Foreign government	188	—	2	—	2	190
Residential MBS	796	—	53	(2)	51	847
Commercial MBS	106	—	3	—	3	109
Collateralized loan obligations	1,131	1	4	(3)	1	1,131
Other asset-backed securities	2,178	8	24	(6)	18	2,188
Corporate and other	2,372	1	75	(4)	71	2,442
Total fixed maturities	$9,059	$10	$256	$(16)	$240	$9,289

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$192	$—	$6	$—	$6	$198
States, municipalities and political subdivisions	2,196	—	116	—	116	2,312
Foreign government	172	—	4	—	4	176
Residential MBS	859	—	57	(1)	56	915
Commercial MBS	89	—	3	—	3	92
Collateralized loan obligations	1,065	3	4	(4)	—	1,062
Other asset-backed securities	2,040	7	27	(13)	14	2,047
Corporate and other	2,199	2	88	(3)	85	2,282
Total fixed maturities	$8,812	$12	$305	$(21)	$284	$9,084

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Available for sale fixed maturities that are included in assets of discontinued annuity operations at March 31, 2021 and December 31, 2020, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2021
Fixed maturities:
U.S. Government and government agencies	$38	$—	$4	$—	$4	$42
States, municipalities and political subdivisions	2,951	—	269	(4)	265	3,216
Foreign government	31	—	3	—	3	34
Residential MBS	2,342	3	180	(6)	174	2,513
Commercial MBS	603	—	33	—	33	636
Collateralized loan obligations	3,778	4	23	(9)	14	3,788
Other asset-backed securities	5,095	10	144	(25)	119	5,204
Corporate and other	18,015	1	1,367	(60)	1,307	19,321
Total fixed maturities	$32,853	$18	$2,023	$(104)	$1,919	$34,754

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$39	$—	$5	$—	$5	$44
States, municipalities and political subdivisions	3,053	—	370	(2)	368	3,421
Foreign government	31	—	4	—	4	35
Residential MBS	1,953	3	194	(4)	190	2,140
Commercial MBS	659	—	40	(1)	39	698
Collateralized loan obligations	3,491	10	23	(13)	10	3,491
Other asset-backed securities	5,098	11	142	(53)	89	5,176
Corporate and other	17,272	4	1,874	(24)	1,850	19,118
Total fixed maturities	$31,596	$28	$2,652	$(97)	$2,555	$34,123

Equity securities held by AFG’s continuing operations, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021			December 31, 2020
			Fair Value			Fair Value
	Actual Cost		over (under)	Actual Cost		over (under)
		Fair Value	Cost		Fair Value	Cost
Common stocks	$467	$536	$69	$516	$510	$(6)
Perpetual preferred stocks	371	408	37	369	379	10
Total equity securities carried at fair value	$838	$944	$106	$885	$889	$4

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

	Carrying Value		Net Investment Income
	March 31, 2021	December 31, 2020	Three months ended March 31,
			2021	2020
Real estate-related investments (*)	$985	$915	$54	$26
Private equity	284	266	21	(5)
Private debt	55	54	3	2
Total investments accounted for using the equity method	$1,324	$1,235	$78	$23
(*)Includes 88% invested in multi-family properties, 2% in single family properties and 10% in other property types as of March 31, 2021 and 87% invested in multi-family properties, 2% in single family properties and 11% in other property types as of December 31, 2020.

The valuation of these investments is generally reported on a three-month lag due to the timing required to obtain the necessary information from the funds. AFG regularly reviews and discusses fund performance with the fund managers to

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
corroborate the reasonableness of the reported asset values and to assess whether any events have occurred within the lag period that may materially affect the valuation of these investments.

With respect to partnerships and similar investments, AFG’s continuing operations had unfunded commitments of $260 million and $290 million as of March 31, 2021 and December 31, 2020, respectively.

Assets of discontinued annuity operations includes investments accounted for under the equity method of $671 million and $646 million as of March 31, 2021 and December 31, 2020, respectively.

The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities held by AFG’s continuing operations by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2021
Fixed maturities:
U.S. Government and government agencies	$(1)	$105	99%	$—	$—	—%
States, municipalities and political subdivisions	—	29	100%	—	18	100%
Foreign government	—	35	100%	—	—	—%
Residential MBS	(1)	86	99%	(1)	11	92%
Commercial MBS	—	14	100%	—	5	100%
Collateralized loan obligations	(1)	113	99%	(2)	354	99%
Other asset-backed securities	(3)	382	99%	(3)	187	98%
Corporate and other	(3)	255	99%	(1)	55	98%
Total fixed maturities	$(9)	$1,019	99%	$(7)	$630	99%

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$23	100%	$—	$—	—%
States, municipalities and political subdivisions	—	39	100%	—	10	100%
Foreign government	—	7	100%	—	—	—%
Residential MBS	(1)	86	99%	—	7	100%
Commercial MBS	—	7	100%	—	5	100%
Collateralized loan obligations	(1)	192	99%	(3)	366	99%
Other asset-backed securities	(10)	465	98%	(3)	92	97%
Corporate and other	(2)	133	99%	(1)	17	94%
Total fixed maturities	$(14)	$952	99%	$(7)	$497	99%

At March 31, 2021, the gross unrealized losses on fixed maturities of $16 million relate to 434 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 75% of the gross unrealized loss and 91% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Credit losses on available for sale fixed maturities are measured based on the present value of expected future cash flows compared to amortized cost. Beginning January 1, 2020, impairment losses are recognized through an allowance instead of directly writing down the amortized cost. Recoveries of previously impaired amounts are recorded as an immediate reversal of all or a portion of the allowance. In addition, the allowance on available for sale fixed maturities cannot cause the amortized cost net of the allowance to be below fair value. Accordingly, future changes in the fair value of an impaired security (when the allowance was limited by the fair value) due to reasons other than issuer credit (e.g. changes in market interest rates) result in increases or decreases in the allowance, which are recorded through realized gains (losses) on securities. A progression of the allowance for expected credit losses on fixed maturity securities held by AFG’s continuing operations is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at January 1, 2021	$10	$2	$12
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(1)	—	(1)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at March 31, 2021	$9	$1	$10

Balance at January 1, 2020	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Provision for expected credit losses on securities with no previous allowance	11	3	14
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2020	$11	$3	$14
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first three months of 2021 and 2020, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of available for sale fixed maturities held by AFG’s continuing operations as of March 31, 2021 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$974	$986	11%
After one year through five years	2,456	2,553	27%
After five years through ten years	1,126	1,174	13%
After ten years	291	301	3%
	4,847	5,014	54%
Collateralized loan obligations and other ABS (average life of approximately 3-1/2 years)	3,300	3,319	36%
MBS (average life of approximately 3 years)	902	956	10%
Total	$9,049	$9,289	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2021 or December 31, 2020.

Net Unrealized Gain on Fixed Maturity Securities   In addition to adjusting fixed maturity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs and certain other balance sheet amounts related to AFG’s discontinued annuity, long-term care and life businesses be adjusted to the extent that

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized.

The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
March 31, 2021
Net unrealized gain on fixed maturities held by continuing operations	$240	$(51)	$189

Discontinued operations:
Net unrealized gain on fixed maturities	$1,919	$(403)	$1,516
Deferred policy acquisition costs — annuity segment	(661)	139	(522)
Annuity benefits accumulated	(283)	59	(224)
Life, accident and health reserves	(3)	1	(2)
Unearned revenue	8	(2)	6
Total net unrealized gain from discontinued operations	980	(206)	774
Total net unrealized gain on fixed maturity securities	$1,220	$(257)	$963

December 31, 2020
Net unrealized gain on fixed maturities held by continuing operations	$284	$(60)	$224

Discontinued operations:
Net unrealized gain on fixed maturities	$2,555	$(536)	$2,019
Deferred policy acquisition costs — annuity segment	(934)	196	(738)
Annuity benefits accumulated	(324)	68	(256)
Life, accident and health reserves	(3)	—	(3)
Unearned revenue	11	(2)	9
Total net unrealized gain from discontinued operations	1,305	(274)	1,031
Total net unrealized gain on fixed maturity securities	$1,589	$(334)	$1,255

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred in AFG’s continuing operations.

	Three months ended March 31,
	2021	2020
Investment income:
Fixed maturities	$72	$82
Equity securities:
Dividends	8	10
Change in fair value (a) (b)	26	(17)
Equity in earnings of partnerships and similar investments	78	23
Other	6	8
Gross investment income	190	106
Investment expenses	(2)	(2)
Net investment income (b)	$188	$104
(a)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.
(b)Net investment income in the first three months of 2020 includes losses of $6 million on investments held by the companies that comprise the Neon exited lines due primarily to the $7 million loss recorded on equity securities that are carried at fair value through net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net investment income included in net earnings (loss) from discontinued operations was $447 million and $415 million in the first three months of 2021 and 2020, respectively.
Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended March 31, 2021				Three months ended March 31, 2020
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$(1)	$1	$—	$(44)	$3	$(14)	$(11)	$(277)
Equity securities	77	—	77	—	(318)	—	(318)	—
Mortgage loans and other investments	—	—	—	—	1	—	1	—
Total pretax	76	1	77	(44)	(314)	(14)	(328)	(277)
Tax effects	(16)	—	(16)	9	66	3	69	58
Net of tax	$60	$1	$61	$(35)	$(248)	$(11)	$(259)	$(219)

Realized gains (losses) included in net earnings (loss) from discontinued operations were gains of $81 million and losses of $223 million in the first three months of 2021 and 2020, respectively.

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during the first quarter and first three months of 2021 and 2020 on securities that were still owned at March 31, 2021 and March 31, 2020 as follows (in millions):

	Three months ended March 31,
	2021	2020
Included in realized gains (losses)	$67	$(321)
Included in net investment income	26	(10)
	$93	$(331)

Gross realized gains and losses (excluding impairment charges and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	Three months ended March 31,
	2021	2020
Gross gains	$2	$3
Gross losses	(1)	(1)

Gross gains and losses from discontinued operations were gross gains of $18 million and $26 million in the first three months of 2021 and 2020, respectively, and gross losses of $2 million and $3 million in the first three months of 2021 and 2020, respectively.

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

Derivatives That Do Not Qualify for Hedge Accounting   The following derivatives that do not qualify for hedge accounting under GAAP are included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2021		December 31, 2020
Derivative	Balance Sheet Line	Asset	Liability	Asset	Liability
MBS with embedded derivatives	Fixed maturities	$67	$—	$37	$—
Discontinued Annuity Operations:
MBS with embedded derivatives	Assets of discontinued annuity operations	152	—	137	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Liabilities of discontinued annuity operations	—	3,954	—	3,933
Equity index call options	Assets of discontinued annuity operations	813	—	825	—
Equity index put options	Liabilities of discontinued annuity operations	—	6	—	5
Reinsurance contract (embedded derivative)	Liabilities of discontinued annuity operations	—	4	—	5
		$1,032	$3,964	$999	$3,943

The MBS with embedded derivatives consist of primarily interest-only and principal-only MBS. AFG records the entire change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG’s fixed-indexed and variable-indexed annuities provide policyholders with a crediting rate tied, in part, to the performance of an existing stock market or other financial index. AFG attempts to mitigate the risk in the index-based component of these products through the purchase and sale of call and put options on the appropriate index. AFG receives collateral from certain counterparties to support its purchased call option assets (net of collateral required under put option contracts with the same counterparties). This collateral ($363 million at March 31, 2021 and $351 million at December 31, 2020) is included in assets of discontinued annuity operations in AFG’s Balance Sheet with an offsetting liability to return the collateral, which is included in liabilities of discontinued annuity operations. AFG’s strategy is designed so that the net change in the fair value of the call option assets and put option liabilities will generally offset the economic change in the net liability from the index participation. Both the index-based component of the annuities (an embedded derivative) and the related call and put options are considered derivatives that must be adjusted for changes in fair value through earnings each period. The fair values of these derivatives are impacted by actual and expected stock market performance and interest rates as well as other factors. Fluctuations in certain of these factors, such as changes in interest rates and the performance of the stock market, are not economic in nature for the current reporting period, but rather impact the timing of reported results.

As discussed under “Reinsurance” in Note A, AFG has a life business reinsurance contract that is considered to contain an embedded derivative.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2021 and 2020 (in millions):

		Three months ended March 31,
Derivative	Statement of Earnings Line	2021	2020
MBS with embedded derivatives	Realized gains (losses) on securities	$(2)	$1
Discontinued Annuity Operations:
MBS with embedded derivatives - discontinued operations	Net earnings (loss) from discontinued operations	—	3
Fixed-indexed and variable-indexed annuities (embedded derivative)	Net earnings (loss) from discontinued operations	(40)	647
Equity index call options	Net earnings (loss) from discontinued operations	114	(628)
Equity index put options	Net earnings (loss) from discontinued operations	2	(6)
Reinsurance contract (embedded derivative)	Net earnings (loss) from discontinued operations	1	2
		$75	$19

Derivatives Designated and Qualifying as Cash Flow Hedges   As of March 31, 2021, Great American Life Insurance Company (“GALIC”) has nine active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in GALIC’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of GALIC’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

Under the terms of the swaps, GALIC receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between December 2023 and June 2030) in anticipation of the expected decline in GALIC’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of GALIC’s interest rate swaps was $1.60 billion at March 31, 2021 compared to $1.63 billion at December 31, 2020, reflecting the scheduled amortization discussed above. The fair value of the interest rate swaps in an asset position and included in assets of discontinued annuity operations was $69 million at March 31, 2021 and $102 million at December 31, 2020. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of DPAC and deferred taxes. Amounts reclassified from AOCI (before DPAC and taxes) to net earnings (loss) from discontinued operations were income of $9 million and $12 million for the first three months of 2021 and 2020, respectively. A collateral receivable supporting these swaps of $10 million at March 31, 2021 and $2 million at December 31, 2020 is included in assets of discontinued annuity operations in AFG’s Balance Sheet.

H.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 15.0% to 100.0% (4.5% to 46.8% for AFG’s continuing operations) of the most subordinate debt tranche of twelve active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2020, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $181 million (including $121 million invested in the most subordinate tranches) at March 31, 2021, and $200 million at December 31, 2020.

During the first three months of 2020, AFG subsidiaries purchased $57 million face amount of senior and subordinate tranches of existing CLOs for $39 million. During the first three months of 2021 and 2020, AFG subsidiaries received $29 million and less than $1 million, respectively, in sale and redemption proceeds from its CLO investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2021	2020
Investment in CLO tranches at end of period:
Held by continuing operations	$57	$40
Held by discontinued annuity operations	124	121
Total	$181	$161
Gains (losses) on change in fair value of assets/liabilities (a):
Assets	$46	$(679)
Liabilities	(44)	666
Management fees paid to AFG	4	4
CLO earnings (losses) attributable to AFG shareholders:
From continuing operations	$5	$(11)
From discontinued annuity operations	13	(25)
Total	$18	$(36)
(a)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $100 million and $150 million at March 31, 2021 and December 31, 2020, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $104 million and $141 million at those dates. The CLO assets include loans with an aggregate fair value of $27 million at March 31, 2021 and $11 million at December 31, 2020, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $47 million at March 31, 2021 and $28 million at December 31, 2020).

In addition to the CLOs that it manages, AFG’s continuing operations had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.13 billion at March 31, 2021 and $1.06 billion at December 31, 2020.

I.    Goodwill and Other Intangibles

There were no changes in the goodwill balance from AFG’s continuing operations of $176 million or AFG’s discontinued annuity operations of $31 million during the first three months of 2021.

Included in other assets in AFG’s Balance Sheet is $31 million at March 31, 2021 and $34 million at December 31, 2020 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $64 million and $62 million, respectively. Amortization of intangibles was $3 million in both the first three months of 2021 and 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2021			December 31, 2020
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
5.25% Senior Notes due April 2030	300	(6)	294	300	(6)	294
Other	3	—	3	3	—	3
	1,318	(11)	1,307	1,318	(11)	1,307

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinate Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,993	$(30)	$1,963	$1,993	$(30)	$1,963

Scheduled principal payments on debt for the balance of 2021, the subsequent five years and thereafter are as follows: 2021 — none; 2022 — none; 2023 — none; 2024 — none; 2025 — none; 2026 — $425 million and thereafter — $1.57 billion.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2021 or December 31, 2020.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Three months ended March 31, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(355)	$74	$(281)	$—	$(281)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(14)	3	(11)	—	(11)
Total net unrealized gains (losses) on securities	$1,255	(369)	77	(292)	—	(292)	$963
Net unrealized gains (losses) on cash flow hedges	41	(17)	3	(14)	—	(14)	27
Foreign currency translation adjustments	(16)	—	—	—	—	—	(16)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$1,273	$(386)	$80	$(306)	$—	$(306)	$967

Three months ended March 31, 2020
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(1,095)	$230	$(865)	$—	$(865)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		24	(5)	19	—	19
Total net unrealized gains (losses) on securities	$862	(1,071)	225	(846)	—	(846)	$16
Net unrealized gains on cash flow hedges	17	34	(7)	27	—	27	44
Foreign currency translation adjustments	(9)	(10)	—	(10)	(2)	(12)	(21)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$863	$(1,047)	$218	$(829)	$(2)	$(831)	$32
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - continuing operations	Realized gains (losses) on securities
Pretax - discontinued operations	Net earnings (loss) from discontinued operations
Tax - continuing operations	Provision (credit) for income taxes
Tax - discontinued operations	Net earnings (loss) from discontinued operations

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2021, AFG issued 207,020 shares of restricted Common Stock (fair value of $111.13 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million in both the first three months of 2021 and 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2021		2020
	Amount	% of EBT	Amount	% of EBT
Earnings (loss) from continuing operations before income taxes (“EBT”)	$335		$(185)

Income taxes at statutory rate	$70	21%	$(39)	21%
Effect of:
Tax exempt interest	(2)	(1%)	(2)	1%
Stock-based compensation	(2)	(1%)	(3)	2%
Dividends received deduction	—	—%	(1)	1%
Foreign operations	(1)	—%	1	(1%)
Nondeductible expenses	2	1%	1	(1%)
Change in valuation allowance	—	—%	2	(1%)
Other	1	—%	—	—%
Provision (credit) for income taxes as shown in the statement of earnings	$68	20%	$(41)	22%

Approximately $27 million of AFG’s net operating loss carryforwards (“NOL”) subject to separate return limitation year (“SRLY”) tax rules will expire unutilized at December 31, 2021. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards will be offset by a corresponding reduction in the valuation allowance and will have no overall impact on AFG’s income tax expense or results of operations.

M.    Contingencies

There have been no significant changes to the matters discussed and referred to in Note N — “Contingencies” of AFG’s 2020 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of former subsidiary railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2021 and 2020 (in millions):

	Three months ended March 31,
	2021	2020
Balance at beginning of year	$10,392	$10,232
Less reinsurance recoverables, net of allowance	3,117	3,024
Net liability at beginning of year	7,275	7,208
Provision for losses and LAE occurring in the current period	726	749
Net decrease in the provision for claims of prior years	(59)	(42)
Total losses and LAE incurred	667	707
Payments for losses and LAE of:
Current year	(52)	(75)
Prior years	(622)	(676)
Total payments	(674)	(751)
Foreign currency translation and other	—	(22)
Net liability at end of period	7,268	7,142
Add back reinsurance recoverables, net of allowance	3,116	2,964
Gross unpaid losses and LAE included in the balance sheet at end of period	$10,384	$10,106

The net decrease in the provision for claims of prior years during the first three months of 2021 reflects (i) lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim frequency in the aviation business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the financial institutions business and lower than anticipated claim frequency in the surety business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than expected claim frequency and severity in the equine business (within the Property and transportation sub-segment) and (ii) higher than anticipated claim severity in the targeted markets, professional liability and excess liability businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first three months of 2020 reflects (i) lower than expected losses in the crop business and lower than anticipated claim frequency and severity at National Interstate (within the Property and transportation sub-segment) and (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency and severity in the executive liability business (within the Specialty casualty sub-segment). This favorable development was partially offset by (i) higher than expected claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) higher than expected claim frequency and severity in the excess and surplus lines businesses and higher than expected claim severity in public sector business (within the Specialty casualty sub-segment), and (iii) higher than expected losses at Neon.

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2021 and 2020 allowance for expected credit losses on recoverables from reinsurers and premiums receivable related to continuing operations are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2021	2020	2021	2020
Balance at January 1	$6	$18	$10	$13
Impact of adoption of new accounting policy	—	(11)	—	(3)
Provision (credit) for expected credit losses	1	—	1	(1)
Write-offs charged against the allowance	—	—	—	—
Balance at March 31	$7	$7	$11	$9

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	36	Managed Investment Entities	44
Overview	37	Results of Operations	47
Critical Accounting Policies	38	General	47
Liquidity and Capital Resources	38	Segmented Statement of Earnings	49
Ratios	38	Property and Casualty Insurance	50
Condensed Consolidated Cash Flows	39	Holding Company, Other and Unallocated	60
Parent and Subsidiary Liquidity	40	Real Estate Entities to be Acquired from the Annuity Operations	62
Investments	41	Discontinued Annuity Operations	62
Uncertainties	43

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

Pending Sale of the Annuity Business
On January 27, 2021, AFG announced that it entered into a definitive agreement to sell its annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”) for $3.5 billion in cash, subject to final closing adjustments to the extent that generally accepted accounting principles (“GAAP”) shareholders’ equity excluding accumulated other comprehensive income (“AOCI”) of the entities sold varies from $2.8 billion. GAAP shareholders’ equity (excluding AOCI) of the entities to be sold was $3.01 billion at March 31, 2021. Under the terms of the agreement, MassMutual will acquire Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. The sale is expected to close in the second quarter of 2021. At March 31, 2021, GALIC and its subsidiaries had approximately $42.88 billion of traditional fixed and indexed annuity reserves (included in liabilities of discontinued annuity operations). AFG recorded $41 million in tax liabilities triggered by the pending sale of the annuity operations in the first quarter of 2021 (included in net earnings from discontinued operations). AFG expects to recognize an after-tax gain on the sale of $680 million to $700 million ($7.85 to $8.10 per AFG share) upon closing. Prior to completion of the transaction, AFG’s property and casualty insurance operations will acquire approximately $460 million in real estate-related partnerships from GALIC and AFG’s parent holding company will acquire approximately $100 million in directly owned real estate from GALIC. Beginning with the first quarter of 2021, the results of the annuity businesses to be sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses. As discussed above, AFG’s annuity operations, which are engaged in the sale of traditional fixed and indexed annuities in the retail, financial institutions, broker-dealer and registered investment advisor markets, are reported as discontinued operations.

AFG reported net earnings from continuing operations attributable to shareholders of $267 million ($3.08 per share, diluted) for the first three months of 2021 compared to a net loss of $141 million ($1.57 per share loss, diluted) for the first three months of 2020. AFG’s results reflect:
•net realized gains on securities in the first three months of 2021 compared to net realized losses in the first three months of 2020,
•higher underwriting profit in the property and casualty insurance segment,
•higher net investment income in the property and casualty insurance segment,
•higher interest charges on borrowed money, and
•higher holding company expenses.

Outlook
The COVID-19 pandemic began to have a significant impact on global, social and economic activity during the first quarter of 2020. AFG has taken actions under its business continuity plan to minimize risk to the Company’s employees and to prevent any significant disruption to AFG’s business, agents or policyholders.

Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the pandemic. Even

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
with management’s expectation that the impacts of the pandemic will continue throughout 2021, AFG’s insurance subsidiaries have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

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

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas related to AFG’s continuing operations where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:
•the establishment of insurance reserves, especially asbestos and environmental-related reserves,
•the recoverability of reinsurance,
•the establishment of asbestos and environmental reserves of former railroad and manufacturing operations, and
•the valuation of investments, including the determination of impairment allowances.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2020 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2021		December 31,
	Actual	Adjusted (*)	2020	2019
Principal amount of long-term debt	$1,993	$1,993	$1,993	$1,493
Total capital	7,688	8,378	7,486	6,883
Ratio of debt to total capital:
Including subordinated debt	25.9%	23.8%	26.6%	21.7%
Excluding subordinated debt	17.1%	15.7%	17.6%	14.8%
(*)The adjusted information above is shown “as if” the transaction to sell AFG’s annuity business to MassMutual closed on March 31, 2021 and assumes an after-tax gain on the sale of the annuity business of $690 million (midpoint of the estimated range).
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

	Three months ended March 31,
	2021	2020
Net cash provided by operating activities	$627	$532
Net cash used in investing activities	(938)	(1,653)
Net cash provided by (used in) financing activities	(172)	480
Net change in cash and cash equivalents	$(483)	$(641)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability (included in liabilities of discontinued annuity operations) and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $38 million during the first three months of 2021 and increased cash flows from operating activities by $89 million in the first three months of 2020, accounting for a $127 million decline in cash flows from operating activities in the 2021 period compared to the 2020 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $665 million in the first three months of 2021 compared to $443 million in the first three months of 2020, an increase of $222 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and discontinued annuity operations. Net cash used in investing activities was $938 million for the first three months of 2021 compared to $1.65 billion in the first three months of 2020, a decrease of $715 million. As discussed below (under net cash provided by (used in) financing activities), AFG’s discontinued annuity operations had net cash flows from annuity policyholders of $16 million in the first three months of 2021 compared to $612 million in the first three months of 2020. In the first three months of 2020, AFG opportunistically invested a large portion of its cash on hand when credit spreads widened in March 2020. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $30 million source of cash in the first three months of 2021 compared to a $44 million use of cash in the 2020 period, accounting for a $74 million decrease in net cash used in investing activities in the first three months of 2021 compared to the same 2020 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net Cash Provided by (Used in) Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, issuances and repurchases of common stock, and dividend payments. Net cash used in financing activities was $172 million for the first three months of 2021 compared to net cash provided by financing activities of $480 million in the first three months of 2020, a decrease in net cash provided by financing activities of $652 million. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $16 million in the first three months of 2021 compared to $612 million in the first three months of 2020, accounting for a $596 million decrease in net cash provided by financing activities in the 2021 period compared to the 2020 period. During the first three months of 2021, AFG repurchased $192 million of its Common Stock compared to $61 million in the 2020 period. Financing activities also include issuances and retirements of managed

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $27 million in the first three months of 2021 compared to retirements exceeding issuances by $41 million in the first three months of 2020, accounting for a $68 million increase in net cash provided by financing activities in the 2021 period compared to the 2020 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

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

As discussed above, in January 2021, AFG reached a definitive agreement to sell its annuity business to MassMutual for $3.5 billion in cash, subject to final closing adjustments. AFG’s capital and liquidity will be significantly enhanced as a result of the transaction. Management will continue to evaluate opportunities for deploying AFG’s excess capital, including returning capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases. In addition, excess capital will be deployed into AFG’s core businesses as management identifies the potential for healthy, profitable organic growth, and opportunities to expand the Specialty property and casualty niche businesses through acquisitions and start-ups that meet target return thresholds.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2020 or the first three months of 2021.

During the first three months of 2021, AFG repurchased 1,757,702 shares of its Common Stock for $192 million. In 2020, AFG repurchased 4,531,394 shares of its Common Stock for $313 million and paid a special cash dividend of $2.00 per share of AFG Common Stock in December totaling approximately $173 million.

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

Subsidiary Liquidity   The liquidity requirements of AFG’s insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and expenses, payments of dividends and taxes to AFG and contributions of capital to their subsidiaries. Historically, cash flows from premiums and investment income have generally provided more than sufficient funds to meet these requirements. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments.

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
AFG’s investment portfolio held by its continuing operations at March 31, 2021, contained $9.29 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $26 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio held by its continuing operations includes $703 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $241 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio held by its continuing operations, approximately 85% was priced using pricing services at March 31, 2021 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio and accumulated other comprehensive income that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2021 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio (including those owned by the discontinued annuity operations)	$44,110
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(1,764)
Offsetting adjustments to assets and liabilities of discontinued annuity operations	700
Estimated pretax impact on accumulated other comprehensive income	(1,064)
Deferred income tax	223
Estimated after-tax impact on accumulated other comprehensive income	$(841)

At March 31, 2021 the fair value of the fixed maturity portfolio in AFG’s property and casualty group was $9.32 billion. The pretax impact on the fair value upon a 100 basis point increase in interest rates would have been a decline of $279 million in fair value ($220 million after tax) at March 31, 2021.
Approximately 87% of the fixed maturities held by AFG’s continuing operations at March 31, 2021, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 9% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 24% of AFG’s fixed maturity portfolio held by continuing operations at March 31, 2021. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2021, approximately 90% of the municipal bond portfolio was held in revenue bonds, with the remaining 10% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2021, is shown in the following table (dollars in millions). Approximately $818 million of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2021.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$6,822	$1,649
Amortized cost of securities, net of allowance for expected credit losses	$6,566	$1,665
Gross unrealized gain (loss)	$256	$(16)
Fair value as % of amortized cost	104%	99%
Number of security positions	1,775	434
Number individually exceeding $2 million gain or loss	3	—
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$91	$—
Mortgage-backed securities	56	(2)
Other asset-backed securities	24	(6)
U.S. Government and government agencies	4	(1)
Collateralized loan obligations	4	(3)
Percentage rated investment grade	93%	91%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities (held by continuing operations) at March 31, 2021, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	10%	—%
After one year through five years	32%	19%
After five years through ten years	14%	9%
After ten years	4%	2%
	60%	30%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3-1/2 years)	29%	63%
Mortgage-backed securities (average life of approximately 3 years)	11%	7%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2021
Securities with unrealized gains:
Exceeding $500,000 (112 securities)	$1,365	$101	108%
$500,000 or less (1,663 securities)	5,457	155	103%
	$6,822	$256	104%
Securities with unrealized losses:
Exceeding $500,000 (2 securities)	$14	$(1)	93%
$500,000 or less (432 securities)	1,635	(15)	99%
	$1,649	$(16)	99%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2021
Investment grade fixed maturities with losses for:
Less than one year (151 securities)	$942	$(7)	99%
One year or longer (134 securities)	566	(5)	99%
	$1,508	$(12)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (69 securities)	$77	$(2)	97%
One year or longer (80 securities)	64	(2)	97%
	$141	$(4)	97%

When a decline in the value of a specific investment is considered to be other-than-temporary, an allowance for credit losses (impairment) is charged to earnings (accounted for as a realized loss). The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2020 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2021. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities (Continuing Operations).”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2020 Form 10–K.

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

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2021
Assets:
Cash and investments	$13,957	$—	$(57)	(a)	$13,900
Assets of managed investment entities	—	5,102	—		5,102
Other assets	7,056	—	—	(a)	7,056
Assets of discontinued annuity operations	48,139	—	—		48,139
Total assets	$69,152	$5,102	$(57)		$74,197
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,205	$—	$—		$13,205
Liabilities of managed investment entities	—	5,102	(57)	(a)	5,045
Long-term debt and other liabilities	4,369	—	—		4,369
Liabilities of discontinued annuity operations	44,893	—	—		44,893
Total liabilities	62,467	5,102	(57)		67,512

Shareholders’ equity:
Common Stock and Capital surplus	1,364	—	—		1,364
Retained earnings	4,354	—	—		4,354
Accumulated other comprehensive income, net of tax	967	—	—		967
Total shareholders’ equity	6,685	—	—		6,685
Noncontrolling interests	—	—	—		—
Total equity	6,685	—	—		6,685
Total liabilities and equity	$69,152	$5,102	$(57)		$74,197

December 31, 2020
Assets:
Cash and investments	$13,550	$—	$(56)	(a)	$13,494
Assets of managed investment entities	—	4,971	—		4,971
Other assets	7,361	—	(1)	(a)	7,360
Assets of discontinued annuity operations	47,885	—	—		47,885
Total assets	$68,796	$4,971	$(57)		$73,710
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,195	$—	$—		$13,195
Liabilities of managed investment entities	—	4,971	(57)	(a)	4,914
Long-term debt and other liabilities	4,354	—	—		4,354
Liabilities of discontinued annuity operations	44,458	—	—		44,458
Total liabilities	62,007	4,971	(57)		66,921

Shareholders’ equity:
Common Stock and Capital surplus	1,367	—	—		1,367
Retained earnings	4,149	—	—		4,149
Accumulated other comprehensive income, net of tax	1,273	—	—		1,273
Total shareholders’ equity	6,789	—	—		6,789
Noncontrolling interests	—	—	—		—
Total equity	6,789	—	—		6,789
Total liabilities and equity	$68,796	$4,971	$(57)		$73,710
(a)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—		$1,173
Net investment income	193	—	(5)	(b)	188
Realized gains (losses) on securities	77	—	—		77
Income (loss) of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	(1)	3	(b)	2
Other income	27	—	(4)	(c)	23
Total revenues	1,470	45	(6)		1,509
Costs and Expenses:
Insurance benefits and expenses	1,047	—	—		1,047
Expenses of managed investment entities	—	45	(6)	(b)(c)	39
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,135	45	(6)		1,174
Earnings (loss) from continuing operations before income taxes	335	—	—		335
Provision (credit) for income taxes	68	—	—		68
Net earnings (loss) from continuing operations, including noncontrolling interests	267	—	—		267
Net earnings (loss) from discontinued operations	152	—	—		152
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings (loss) attributable to shareholders	$419	$—	$—		$419

Three months ended March 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,209	$—	$—		$1,209
Net investment income	93	—	11	(b)	104
Realized gains (losses) on securities	(328)	—	—		(328)
Income (loss) of managed investment entities:
Investment income	—	59	—		59
Gain (loss) on change in fair value of assets/liabilities	—	—	(13)	(b)	(13)
Other income	28	—	(4)	(c)	24
Total revenues	1,002	59	(6)		1,055
Costs and Expenses:
Insurance benefits and expenses	1,127	—	—		1,127
Expenses of managed investment entities	—	59	(6)	(b)(c)	53
Interest charges on borrowed money and other expenses	60	—	—		60
Total costs and expenses	1,187	59	(6)		1,240
Earnings (loss) from continuing operations before income taxes	(185)	—	—		(185)
Provision (credit) for income taxes	(41)	—	—		(41)
Net earnings (loss) from continuing operations, including noncontrolling interests	(144)	—	—		(144)
Net earnings (loss) from discontinued operations	(160)	—	—		(160)
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(3)	—	—		(3)
Net earnings (loss) attributable to shareholders	$(301)	$—	$—		$(301)
(a)Includes income of $5 million in the first three months of 2021 and losses of $11 million in the first three months of 2020, representing the change in fair value of AFG’s CLO investments plus $4 million in both the first three months of 2021 and 2020, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $2 million in both the first three months of 2021 and 2020, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS

General
AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. In addition to discontinued operations, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. Similarly, significant gains and losses from the sale of real estate are excluded from core earnings as they are influenced by the timing of sales and realized gains (losses) and significant tax benefits (charges) related to subsidiaries are excluded because such gains and losses are largely the result of the changing business strategy and market opportunities. In addition, special charges related to coverage that AFG no longer writes, such as for asbestos and environmental exposures, are excluded from core earnings.

In January 2021, AFG entered into a definitive agreement to sell its Annuity business to MassMutual. Beginning with the first quarter of 2021, the results of its annuity segment and the run-off life and long-term care operations (reported in the Holding Company, Other and Unallocated segment) are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued.

AFG recorded $152 million in non-core net earnings from its discontinued annuity operations in the first quarter of 2021, which includes $41 million in tax liabilities triggered by the pending sale, compared to non-core losses of $160 million in the first quarter of 2020. See “Discontinued Annuity Operations” below for details of the impact of the discontinued annuity operations on AFG’s net earnings (loss) attributable to shareholders for the first quarter of 2021 and 2020.

In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. Neon and its predecessor, Marketform, failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), beginning with the first quarter of 2020, AFG’s core net operating earnings for its property and casualty insurance segment excludes the run-off operations of Neon (“Neon exited lines”). In December 2020, AFG sold GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited.

AFG recorded $7 million in non-core net losses related to the run-off of the Neon business in the first quarter of 2020. The Neon exited lines impact is highlighted in the discussion following the reconciliation of net earnings (loss) attributable to shareholders to core net operating earnings.

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

	Three months ended March 31,
	2021	2020
Components of net earnings (loss) attributable to shareholders:
Core operating earnings before income taxes	$258	$153
Pretax non-core items:
Realized gains (losses) on securities	77	(328)
Neon exited lines (*)	—	(10)
Earnings (loss) before income taxes	335	(185)
Provision (credit) for income taxes:
Core operating earnings	52	28
Non-core items:
Realized gains (losses) on securities	16	(69)
Neon exited lines (*)	—	—
Total provision (credit) for income taxes	68	(41)
Net earnings (loss) from continuing operations, including noncontrolling interests	267	(144)
Net earnings (loss) from discontinued operations	152	(160)
Less net earnings (loss) from continuing operations attributable to noncontrolling interests:
Neon exited lines (*)	—	(3)
Net earnings (loss) attributable to shareholders	$419	$(301)

Net earnings (loss):
Core net operating earnings	$206	$125
Realized gains (losses) on securities	61	(259)
Neon exited lines (*)	—	(7)
Net earnings (loss) from continuing operations	267	(141)
Discontinued annuity operations	152	(160)
Net earnings (loss) attributable to shareholders	$419	$(301)

Diluted per share amounts:
Core net operating earnings	$2.38	$1.36
Realized gains (losses) on securities	0.70	(2.86)
Neon exited lines (*)	—	(0.07)
Diluted per share amounts, continuing operations	3.08	(1.57)
Discontinued annuity operations	1.76	(1.77)
Net earnings (loss) attributable to shareholders	$4.84	$(3.34)
(*)As discussed above, the Neon run-off operations through its sale in December 2020 are considered property and casualty insurance non-core earnings (losses).

Net earnings (loss) attributable to shareholders was earnings of $419 million in the first three months of 2021 compared to a loss of $301 million in the first three months of 2020 reflecting higher core net operating earnings, net realized gains on securities in the first three months of 2021 compared to net realized losses in the first three months of 2020 and net earnings from the discontinued annuity operations in the first three months of 2021 compared to a net loss in the first three months of 2020. Core net operating earnings for the first three months of 2021 increased $81 million compared to the first three months of 2020 reflecting higher core net operating earnings in the property and casualty insurance segment, partially offset by higher interest charges on borrowed money and higher holding company expenses. Realized gains (losses) on securities in the first three months of 2021 and 2020 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Segmented Statement of Earnings
Subsequent to the agreement to sell the Annuity subsidiaries, AFG reports its continuing operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2021 and 2020 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—	$—	$1,173	$—	$1,173
Net investment income	159	29	(5)	5	188	—	188
Realized gains (losses) on securities	—	—	—	—	—	77	77
Income (loss) of MIEs:
Investment income	—	—	46	—	46	—	46
Gain (loss) on change in fair value of assets/liabilities	—	—	2	—	2	—	2
Other income	4	—	(4)	23	23	—	23
Total revenues	1,336	29	39	28	1,432	77	1,509

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	667	—	—	—	667	—	667
Commissions and other underwriting expenses	372	—	—	8	380	—	380
Interest charges on borrowed money	—	—	—	24	24	—	24
Expenses of MIEs	—	—	39	—	39	—	39
Other expenses	9	1	—	54	64	—	64
Total costs and expenses	1,048	1	39	86	1,174	—	1,174
Earnings (loss) from continuing operations before income taxes	288	28	—	(58)	258	77	335
Provision (credit) for income taxes	56	6	—	(10)	52	16	68
Net earnings (loss) from continuing operations, including noncontrolling interests	232	22	—	(48)	206	61	267
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings (Loss)	232	22	—	(48)	206
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	61	61	(61)	—
Discontinued operations, net of tax	—	152	—	—	152	—	152
Net Earnings (Loss) Attributable to Shareholders	$232	$174	$—	$13	$419	$—	$419

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Three months ended March 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,138	$—	$—	$—	$1,138	$—	$71	$1,209
Net investment income	99	12	11	(12)	110	—	(6)	104
Realized gains (losses) on securities	—	—	—	—	—	(328)	—	(328)
Income (loss) of MIEs:
Investment income	—	—	59	—	59	—	—	59
Gain (loss) on change in fair value of assets/liabilities	—	—	(13)	—	(13)	—	—	(13)
Other income	5	1	(4)	22	24	—	—	24
Total revenues	1,242	13	53	10	1,318	(328)	65	1,055

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	667	—	—	—	667	—	40	707
Commissions and other underwriting expenses	383	—	—	5	388	—	32	420
Interest charges on borrowed money	—	—	—	17	17	—	—	17
Expenses of MIEs	—	—	53	—	53	—	—	53
Other expenses	11	7	—	22	40	—	3	43
Total costs and expenses	1,061	7	53	44	1,165	—	75	1,240
Earnings (loss) from continuing operations before income taxes	181	6	—	(34)	153	(328)	(10)	(185)
Provision (credit) for income taxes	38	1	—	(11)	28	(69)	—	(41)
Net earnings (loss) from continuing operations, including noncontrolling interests	143	5	—	(23)	125	(259)	(10)	(144)
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Core Net Operating Earnings (Loss)	143	5	—	(23)	125
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(259)	(259)	259	—	—
Discontinued operations, net of tax	—	(158)	—	(2)	(160)	—	—	(160)
Neon exited lines (b)	(7)	—	—	—	(7)	—	7	—
Net Earnings (Loss) Attributable to Shareholders	$136	$(153)	$—	$(284)	$(301)	$—	$—	$(301)
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” the Neon run-off operations through its sale in December 2020 are considered property and casualty insurance non-core earnings (losses).

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

AFG’s property and casualty insurance operations contributed $288 million in GAAP pretax earnings in the first three months of 2021 compared to $171 million in the first three months of 2020, an increase of $117 million (68%). Property and casualty core pretax earnings were $288 million in the first three months of 2021 compared to $181 million in the first three months of 2020, an increase of $107 million (59%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines in the first three months of 2020. The increase in core pretax earnings reflects higher core underwriting profit in the first three months of 2021 compared to the first three months of 2020 and significantly higher net investment income. Improved results from alternative investments (partnerships and similar investments and AFG-managed CLOs) were partially offset by lower other net investment income, due primarily to lower short-term interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three months ended March 31,
	2021	2020	% Change
Gross written premiums	$1,616	$1,526	6%
Reinsurance premiums ceded	(411)	(361)	14%
Net written premiums	1,205	1,165	3%
Change in unearned premiums	(32)	(27)	19%
Net earned premiums	1,173	1,138	3%
Loss and loss adjustment expenses	667	667	—%
Commissions and other underwriting expenses	372	383	(3%)
Core underwriting gain	134	88	52%

Net investment income	159	99	61%
Other income and expenses, net	(5)	(6)	(17%)
Core earnings before income taxes	288	181	59%
Pretax non-core Neon exited lines (*)	—	(10)	(100%)
GAAP earnings before income taxes and noncontrolling interests	$288	$171	68%
(*)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines through its sale in December 2020 are being treated as non-core earnings (losses). Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the three months ended March 31, 2020 (in millions):

	Three months ended March 31, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$1,526	$56	$1,582
Reinsurance premiums ceded	(361)	(57)	(418)
Net written premiums	1,165	(1)	1,164
Change in unearned premiums	(27)	72	45
Net earned premiums	1,138	71	1,209
Loss and loss adjustment expenses	667	40	707
Commissions and other underwriting expenses	383	32	415
Underwriting gain (loss)	88	(1)	87

Net investment income	99	(6)	93
Other income and expenses, net	(6)	(3)	(9)
Earnings (loss) before income taxes and noncontrolling interests	$181	$(10)	$171

	Three months ended March 31,
	2021	2020	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	56.8%	58.5%	(1.7%)
Underwriting expense ratio	31.7%	33.7%	(2.0%)
Combined ratio	88.5%	92.2%	(3.7%)

Aggregate — including exited lines
Loss and LAE ratio	56.9%	58.5%	(1.6%)
Underwriting expense ratio	31.7%	34.3%	(2.6%)
Combined ratio	88.6%	92.8%	(4.2%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.62 billion for the first three months of 2021 compared to $1.58 billion for the first three months of 2020, an increase of $34 million (2%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2021		2020
	GWP	%	GWP	%	% Change
Property and transportation	$520	32%	$494	31%	5%
Specialty casualty	904	56%	849	54%	6%
Specialty financial	192	12%	183	11%	5%
Total specialty	1,616	100%	1,526	96%	6%
Neon exited lines	—	—%	56	4%	(100%)
Aggregate	$1,616	100%	$1,582	100%	2%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 25% of gross written premiums for the first three months of 2021 compared to 26% of gross written premiums for the first three months of 2020, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2021		2020		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(117)	23%	$(108)	22%	1%
Specialty casualty	(316)	35%	(263)	31%	4%
Specialty financial	(31)	16%	(34)	19%	(3%)
Other specialty	53		44
Total specialty	(411)	25%	(361)	24%	1%
Neon exited lines	—	—%	(57)	102%	(102%)
Aggregate	$(411)	25%	$(418)	26%	(1%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.21 billion for the first three months of 2021 compared to $1.16 billion for the first three months of 2020, an increase of $41 million (4%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2021		2020
	NWP	%	NWP	%	% Change
Property and transportation	$403	33%	$386	33%	4%
Specialty casualty	588	49%	586	50%	—%
Specialty financial	161	13%	149	13%	8%
Other specialty	53	5%	44	4%	20%
Total specialty	1,205	100%	1,165	100%	3%
Neon exited lines	—	—%	(1)	—%	(100%)
Aggregate	$1,205	100%	$1,164	100%	4%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.17 billion for the first three months of 2021 compared to $1.21 billion for the first three months of 2020, a decrease of $36 million (3%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2021		2020
	NEP	%	NEP	%	% Change
Property and transportation	$394	34%	$386	32%	2%
Specialty casualty	571	49%	556	46%	3%
Specialty financial	157	13%	156	13%	1%
Other specialty	51	4%	40	3%	28%
Total specialty	1,173	100%	1,138	94%	3%
Neon exited lines	—	—%	71	6%	(100%)
Aggregate	$1,173	100%	$1,209	100%	(3%)

Gross written premiums for the first three months of 2021 increased $34 million (2%) compared to the first three months of 2020 reflecting an increase in each of the Specialty property and casualty insurance sub-segments. Overall average renewal rates increased approximately 12% in the first three months of 2021. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 16%.

Property and transportation Gross written premiums increased $26 million (5%) in the first three months of 2021 compared to the first three months of 2020 due primarily to higher premiums in the agricultural, property and inland marine and aviation businesses, primarily as a result of higher renewal rates. Average renewal rates increased approximately 7% for this group in the first three months of 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first three months of 2021 compared to the first three months of 2020 reflecting the impact of reinstatement premiums in the first three months of 2021 related to winter storms in Texas.

Specialty casualty Gross written premiums increased $55 million (6%) in the first three months of 2021 compared to the first three months of 2020 due primarily to significant renewal rate increases and strong renewal retention in the excess liability businesses. The executive liability and mergers and acquisitions businesses also contributed meaningfully to the year-over-year growth. These increases were partially offset by lower year-over-year premiums in the workers’ compensation businesses, which were primarily the result of lower renewal rates and decreased exposure bases. Average renewal rates increased approximately 15% for this group in the first three months of 2021. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 25%. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points in the first three months of 2021 compared to the first three months of 2020 reflecting growth in the excess liability, mergers and acquisitions and environmental businesses, which cede a larger percentage of premiums than the overall Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Gross written premiums increased $9 million (5%) in the first three months of 2021 compared to the first three months of 2020 due primarily to new business opportunities, coupled with growth in accounts within the lender services businesses with higher retentions. Average renewal rates increased approximately 8% for this group in the first three months of 2021. Reinsurance premiums ceded as a percentage of gross written premiums decreased 3 percentage points in the first three months of 2021 compared to the first three months of 2020 reflecting lower cessions in the financial institutions business due to reduced gross written premiums in certain lines of businesses that are 100% reinsured and lower cessions in the innovative markets business in the first three months of 2021.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $9 million (20%) in the first three months of 2021 compared to the first three months of 2020, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Three months ended March 31,			Three months ended March 31,
	2021	2020	Change	2021	2020
Property and transportation
Loss and LAE ratio	56.0%	61.4%	(5.4%)
Underwriting expense ratio	29.6%	31.5%	(1.9%)
Combined ratio	85.6%	92.9%	(7.3%)
Underwriting profit				$56	$27

Specialty casualty
Loss and LAE ratio	63.1%	61.1%	2.0%
Underwriting expense ratio	27.1%	29.6%	(2.5%)
Combined ratio	90.2%	90.7%	(0.5%)
Underwriting profit				$56	$52

Specialty financial
Loss and LAE ratio	33.8%	38.0%	(4.2%)
Underwriting expense ratio	50.3%	51.1%	(0.8%)
Combined ratio	84.1%	89.1%	(5.0%)
Underwriting profit				$25	$17

Total Specialty
Loss and LAE ratio	56.8%	58.5%	(1.7%)
Underwriting expense ratio	31.7%	33.7%	(2.0%)
Combined ratio	88.5%	92.2%	(3.7%)
Underwriting profit				$134	$89

Aggregate — including exited lines
Loss and LAE ratio	56.9%	58.5%	(1.6%)
Underwriting expense ratio	31.7%	34.3%	(2.6%)
Combined ratio	88.6%	92.8%	(4.2%)
Underwriting profit				$134	$87

The Specialty property and casualty insurance operations generated an underwriting profit of $134 million in the first three months of 2021 compared to $89 million in the first three months of 2020, an increase of $45 million (51%). The higher underwriting profit in the first three months of 2021 reflects higher underwriting profits in each of the Specialty property and casualty insurance sub-segments. Overall catastrophe losses were $20 million (1.7 points on the combined ratio) and related net reinstatement premiums were $11 million in the first three months of 2021 compared to catastrophe losses of $9 million (0.8 points) in the first three months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and transportation Underwriting profit for this group was $56 million for the first three months of 2021 compared to $27 million for the first three months of 2020, an increase of $29 million (107%). This increase reflects higher underwriting profit in the transportation, property and inland marine and crop businesses. Catastrophe losses were $14 million (3.6 points on the combined ratio), primarily the result of winter storms in Texas, and related net reinstatement premiums were $8 million in the first three months of 2021 compared to catastrophe losses of $8 million (2.2 points) in the first three months of 2020.

Specialty casualty Underwriting profit for this group was $56 million for the first three months of 2021 compared to $52 million for the first three months of 2020, an increase of $4 million (8%). This increase reflects higher underwriting profitability in the excess and surplus lines and excess liability businesses, partially offset by lower favorable prior year reserve development in the workers’ compensation and executive liability businesses in the first three months of 2021 compared to the first three months of 2020. Catastrophe losses were $1 million (0.3 points on the combined ratio) and related net reinstatement premiums were $1 million in the first three months of 2021 compared to catastrophe losses of less than $1 million in the first three months of 2020.

Specialty financial Underwriting profit for this group was $25 million for the first three months of 2021 compared to $17 million in the first three months of 2020, an increase of $8 million (47%). This increase reflects higher year-over-year underwriting profitability in the financial institutions business. Catastrophe losses were $4 million (2.1 points on the combined ratio) and related net reinstatement premiums were $2 million in the first three months of 2021 compared to catastrophe losses of $1 million (0.6 points) in the first three months of 2020.

Other specialty This group reported an underwriting loss of $3 million in the first three months of 2021 compared to $7 million in the first three months of 2020, a decrease of $4 million (57%). This decrease reflects lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first three months of 2021 compared to the first three months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 56.9% for the first three months of 2021 compared to 58.5% for the first three months of 2020, a decrease of 1.6 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2021	2020	2021	2020	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$250	$250	63.4%	64.7%	(1.3%)
Prior accident years development	(43)	(24)	(11.1%)	(6.1%)	(5.0%)
COVID-19 related losses	—	3	0.1%	0.6%	(0.5%)
Current year catastrophe losses	14	8	3.6%	2.2%	1.4%
Property and transportation losses and LAE and ratio	$221	$237	56.0%	61.4%	(5.4%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$362	$357	63.3%	64.0%	(0.7%)
Prior accident years development	(9)	(24)	(1.7%)	(4.2%)	2.5%
COVID-19 related losses	7	7	1.2%	1.3%	(0.1%)
Current year catastrophe losses	1	—	0.3%	—%	0.3%
Specialty casualty losses and LAE and ratio	$361	$340	63.1%	61.1%	2.0%

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$55	$60	35.6%	38.4%	(2.8%)
Prior accident years development	(8)	(2)	(5.4%)	(1.1%)	(4.3%)
COVID-19 related losses	2	—	1.5%	0.1%	1.4%
Current year catastrophe losses	4	1	2.1%	0.6%	1.5%
Specialty financial losses and LAE and ratio	$53	$59	33.8%	38.0%	(4.2%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$697	$695	59.5%	61.0%	(1.5%)
Prior accident years development	(59)	(48)	(5.2%)	(4.2%)	(1.0%)
COVID-19 related losses	9	10	0.8%	0.9%	(0.1%)
Current year catastrophe losses	20	9	1.7%	0.8%	0.9%
Total Specialty losses and LAE and ratio	$667	$666	56.8%	58.5%	(1.7%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$697	$730	59.5%	60.3%	(0.8%)
Prior accident years development	(59)	(42)	(5.1%)	(3.4%)	(1.7%)
COVID-19 related losses	9	10	0.8%	0.8%	—%
Current year catastrophe losses	20	9	1.7%	0.8%	0.9%
Aggregate losses and LAE and ratio	$667	$707	56.9%	58.5%	(1.6%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 59.5% for the first three months of 2021 compared to 61.0% for the first three months of 2020, a decrease of 1.5 percentage points.

Property and transportation   The 1.3 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios in the aviation and commercial automobile businesses due primarily to renewal rate increases and lower claim frequency in the in the first three months of 2021 compared to the first three months of 2020 and a decrease in the loss and LAE ratio in the ocean marine business due primarily to the earned impact of rate increases obtained in 2020 and the first three months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 0.7 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios in the executive liability, excess liability and public sector businesses due primarily to the earned impact of rate increases obtained in 2020 and the first three months of 2021.

Specialty financial The 2.8 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $59 million in the first three months of 2021 compared to $48 million in the first three months of 2020, an increase of $11 million (23%).

Property and transportation Net favorable reserve development of $43 million in the first three months of 2021 reflects lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim frequency in the aviation business, partially offset by higher than expected claim frequency and severity in the equine business. Net favorable reserve development of $24 million in the first three months of 2020 reflects lower than expected losses in the crop business and lower than anticipated claim frequency and severity at National Interstate, partially offset by higher than expected claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $9 million in the first three months of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the targeted markets, professional liability and excess liability businesses. Net favorable reserve development of $24 million in the first three months of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency and severity in the executive liability business, partially offset by higher than expected claim frequency and severity in the excess and surplus lines businesses and higher than expected claim severity in the public sector business.

Specialty financial Net favorable reserve development of $8 million in the first three months of 2021 reflects lower than anticipated claim frequency and severity in the financial institutions business and lower than anticipated claim frequency in the surety business. Net favorable reserve development was $2 million in the first three months of 2020.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $1 million in the first three months of 2021 and $2 million in the first three months of 2020, reflecting net adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $6 million in the first three months of 2020 reflecting net adverse reserve development of $5 million from the Neon exited lines and net adverse reserve development of $1 million related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations recorded $9 million in reserve charges related to COVID-19 in the first quarter of 2021 primarily related to the workers’ compensation businesses, and released approximately $6 million of accident year 2020 reserves based on loss experience. Underwriting results for the first quarter of 2020 include $10 million of reserve charges related to COVID-19. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 69% of the $98 million in COVID-19 related reserves are held as incurred but not reported at March 31, 2021.

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

AFG maintains comprehensive catastrophe reinsurance coverage for its property and casualty insurance operations, including a $15 million per occurrence for losses up to $100 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $24 million. In addition to traditional reinsurance, AFG expects to replace its recently expired catastrophe bond by the end of the second quarter of 2021.

Catastrophe losses of $20 million in the first three months of 2021 resulted primarily from winter storms in Texas. Catastrophe losses of $9 million in the first three months of 2020 resulted primarily from storms and tornadoes in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $372 million in the first three months of 2021 compared to $415 million for the first three months of 2020, a decrease of $43 million (10%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 31.7% for the first three months of 2021 compared to 34.3% for the first three months of 2020, a decrease of 2.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2021		2020		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$117	29.6%	$122	31.5%	(1.9%)
Specialty casualty	154	27.1%	164	29.6%	(2.5%)
Specialty financial	79	50.3%	80	51.1%	(0.8%)
Other specialty	22	42.3%	17	43.8%	(1.5%)
Total specialty	372	31.7%	383	33.7%	(2.0%)
Neon exited lines	—		32
Aggregate	$372	31.7%	$415	34.3%	(2.6%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.9 percentage points in the first three months of 2021 compared to the first three months of 2020 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums on the ratio in the aviation business in the first three months of 2021 compared to the first three months of 2020.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.5 percentage points in the first three months of 2021 compared to the first three months of 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability and mergers and acquisition businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.8 percentage points in the first three months of 2021 compared to the first three months of 2020 reflecting the impact of higher premiums on the ratio in the innovative markets business due to lower cessions in the first three months of 2021 compared to the first three months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $159 million in the first three months of 2021 compared to $99 million (excluding the Neon exited lines) in the first three months of 2020, an increase of $60 million (61%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2021	2020	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$82	$96	$(14)	(15%)
Alternative investments	77	3	74	2,467%
Total net investment income	$159	$99	$60	61%

Average invested assets (at amortized cost)	$12,573	$11,457	$1,116	10%

Yield (net investment income as a % of average invested assets)	5.06%	3.46%	1.60%

Tax equivalent yield (*)	5.20%	3.58%	1.62%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first three months of 2021 compared to the first three months of 2020 reflects significantly higher earnings from alternative investments (partnerships and similar investments and AFG-managed CLOs), partially offset by the effect of lower fixed maturity yields, lower short-term interest rates and lower dividend income. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.06% for the first three months of 2021 compared to 3.46% for the first three months of 2020, an increase of 1.60 percentage points. The annualized yield earned on alternative investments was 29.8% in the first three months of 2021 compared to 1.4% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $6 million loss in net investment income in the first three months of 2020, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $5 million for the first three months of 2021 compared to $6 million for the first three months of 2020, a decrease of $1 million (17%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2021	2020
Other income	$4	$5
Other expenses
Amortization of intangibles	3	3
Other	6	8
Total other expenses	9	11
Other income and expenses, net	$(5)	$(6)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $3 million in other income and expenses, net during the first three months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $58 million in the first three months of 2021 compared to $34 million in the first three months of 2020, an increase of $24 million (71%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three months ended March 31,
	2021	2020	% Change
Revenues:
Net investment income	$5	$(12)	(142%)
Other income — P&C fees	19	17	12%
Other income	4	5	(20%)
Total revenues	28	10	180%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	8	5	60%
Other expense — expenses associated with P&C fees	11	12	(8%)
Other expenses	43	10	330%
Costs and expenses, excluding interest charges on borrowed money	62	27	130%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(34)	(17)	100%
Interest charges on borrowed money	24	17	41%
Loss from continuing operations before income taxes, excluding realized gains and losses	$(58)	$(34)	71%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $5 million in the first three months of 2021 compared to a net investment loss of $12 million in the first three months of 2020, a change of $17 million (142%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $3 million in the first three months of 2021 compared to a decrease in value of $13 million in the first three months of 2020.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2021, AFG collected $19 million for these services compared to $17 million in the first three months of 2020. Management views this fee income, net of the $11 million in the first three months of 2021 and $12 million in the first three months of 2020, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the first three months of 2021 and the first three months of 2020, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of less than $1 million in the first three months of 2021 and $1 million in the first three months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $43 million in the first three months of 2021 compared to $10 million in the first three months of 2020, an increase of $33 million (330%), reflecting higher holding company expenses related to employee benefit plans that are tied to stock market performance.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $24 million in the first three months of 2021 compared to $17 million in the first three months of 2020, an increase of $7 million (41%), reflecting higher average indebtedness. The following table details the principal amount of AFG’s long-term debt balances as of March 31, 2021 compared to March 31, 2020 (dollars in millions):

	March 31, 2021	March 31, 2020
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.25% Senior Notes due April 2030	300	—
5.125% Subordinated Debentures due December 2059	200	200
4.50% Subordinated Debentures due September 2060	200	—
6% Subordinated Debentures due November 2055	—	150
5.625% Subordinated Debentures due June 2060	150	—
5.875% Subordinated Debentures due March 2059	125	125
Other	3	3
Total principal amount of Holding Company Debt	$1,993	$1,493

Weighted Average Interest Rate	4.6%	4.6%

The increase in interest expense for the first three months of 2021 as compared to the first three months of 2020 reflects the following financial transactions completed by AFG between January 1, 2020 and March 31, 2021:
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020

Realized Gains (Losses) on Securities (Continuing Operations)
AFG’s realized gains (losses) on securities from continuing operations, which are not allocated to segments, were net gains of $77 million in the first three months of 2021 compared to net losses of $328 million in the first three months of 2020, a change of $405 million (123%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2021	2020
Realized gains (losses) before impairments:
Disposals	$1	$3
Change in the fair value of equity securities	77	(318)
Change in the fair value of derivatives	(2)	1
	76	(314)

Change in allowance for impairments on securities	1	(14)
Realized gains (losses) on securities	$77	$(328)

The $77 million net realized gain from the change in the fair value of equity securities in the first three months of 2021 includes gains of $17 million on investments in healthcare companies, $15 million on investments in energy and natural gas companies, $13 million on investments in media companies and $10 million on investments in banks and financing companies. The $318 million net realized loss from the change in the fair value of equity securities in the first three months of 2020 includes losses of $90 million on investments in banks and financing companies, $62 million on investments in media companies, $36 million on investments in natural gas companies, $26 million on real estate

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investment trusts, $18 million on investments in energy companies and $18 million on investments in insurance companies.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision (credit) for income taxes on continuing operations was a provision of $68 million for the first three months of 2021 compared to a credit of $41 million for the first three months of 2020, a change of $109 million (266%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

Consolidated Noncontrolling Interests in Continuing Operations
AFG’s consolidated net earnings (loss) from continuing operations attributable to noncontrolling interests was a net loss of $3 million for the first three months of 2020, reflecting losses at Neon, which was sold in December 2020.

Real Estate Entities to be Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the annuity businesses to be sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations will acquire approximately $460 million in real-estate related partnerships and AFG parent will acquire approximately $100 million of directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities and certain other expenses that will be retained from the annuity operations.

The retained real estate entities contributed $29 million in GAAP pretax earnings in the first three months of 2021 compared to $12 million in the first three months of 2020, an increase of $17 million (142%). This increase reflects higher earnings from the real-estate related partnerships in the first three months of 2021 compared to the first three months of 2020.

Discontinued Annuity Operations
AFG’s discontinued annuity operations contributed $241 million in GAAP pretax earnings in the first three months of 2021 compared to a pretax net loss of $203 million in the first three months of 2020, a change of $444 million (219%) reflecting the following:
•net realized gains on securities in the first three months of 2021 compared to net realized losses in the first three months of 2020,
•higher earnings from partnerships and similar investments,
•the positive impact of strong stock market performance in the first three months of 2021 compared to the unfavorable impact of the decline in stock market performance in the first three months of 2020,
•the positive impact of higher than expected interest rates in the first three months of 2021 on the accounting for fixed indexed annuities (“FIAs”), and
•the negative impact of the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts in the first three months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings (loss) before and after income taxes from its discontinued annuity operations for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three months ended March 31,
	2021	2020	% Change
Pretax annuity earnings historically reported as core operating earnings:
Pretax annuity earnings before items below	$62	$79	(22%)
Earnings on partnerships and similar investments	76	(18)	(522%)
Total pretax annuity earnings historically reported as core operating earnings	138	61	126%

Pretax amounts previously reported outside of annuity core earnings:
Impact of reinsurance, derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs	22	(38)	(158%)
Realized gains (losses) on securities	81	(223)	(136%)
Run-off life and long-term care	—	(3)	(100%)
Total pretax amounts previously reported outside of annuity core earnings	103	(264)	(139%)
GAAP pretax earnings (loss) from discontinued annuity operations	241	(203)	(219%)
Provision (credit) for income taxes (*)	89	(43)	(307%)
GAAP net earnings (loss) from discontinued annuity operations	$152	$(160)	(195%)
(*)The provision for income taxes for the three months ended March 31, 2021 includes $41 million related to deferred tax liabilities triggered by the pending sale of the annuity operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2021, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2020 Form 10-K.

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2021 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter:
January	—	$—	—	5,468,606
February	1,127,207	106.18	1,127,207	4,341,399
March	630,495	113.97	630,495	3,710,904
Total	1,757,702	$108.98	1,757,702
(*)Represents the remaining shares that may be repurchased under the Plans authorized by AFG’s Board of Directors in February 2019 and October 2020.

In addition, AFG acquired 8,997 shares of its Common Stock (at an average of $88.22 per share) in January 2021, 67,663 shares (at an average of $108.99 per share) in February 2021 and 324 shares (at an average of $114.02 per share) in March 2021 in connection with its stock incentive plans.

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

American Financial Group, Inc.

May 7, 2021	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer