Form 10-Q
period 2021-06-30
AMERICAN FINANCIAL GROUP INC
filed 2021-08-06
CIK 1042046

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021
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
As of August 1, 2021, there were 84,749,383 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
____________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$3,365	$1,665
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $9,481 and $8,812; allowance for expected credit losses of $9 and $12)	9,732	9,084
Fixed maturities, trading at fair value	26	24
Equity securities, at fair value	965	889
Investments accounted for using the equity method	1,378	1,235
Mortgage loans	461	377
Real estate and other investments	198	220
Total cash and investments	16,125	13,494
Recoverables from reinsurers	3,330	3,288
Prepaid reinsurance premiums	865	768
Agents’ balances and premiums receivable	1,423	1,229
Deferred policy acquisition costs	258	244
Assets of managed investment entities	5,086	4,971
Other receivables	682	678
Other assets	835	977
Goodwill	176	176
Assets of discontinued annuity operations	—	47,885
Total assets	$28,780	$73,710

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,498	$10,392
Unearned premiums	3,054	2,803
Payable to reinsurers	829	807
Liabilities of managed investment entities	5,029	4,914
Long-term debt	1,963	1,963
Other liabilities	1,806	1,584
Liabilities of discontinued annuity operations	—	44,458
Total liabilities	23,179	66,921

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 84,713,927 and 86,345,246 shares outstanding	85	86
Capital surplus	1,303	1,281
Retained earnings	4,023	4,149
Accumulated other comprehensive income, net of tax	190	1,273
Total shareholders’ equity	5,601	6,789
Noncontrolling interests	—	—
Total equity	5,601	6,789
Total liabilities and equity	$28,780	$73,710

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Property and casualty insurance net earned premiums	$1,250	$1,184	$2,423	$2,393
Net investment income	164	88	352	192
Realized gains (losses) on:
Securities	43	108	120	(220)
Subsidiary	4	—	4	—
Income of managed investment entities:
Investment income	44	49	90	108
Gain (loss) on change in fair value of assets/liabilities	6	(3)	8	(16)
Other income	20	19	43	43
Total revenues	1,531	1,445	3,040	2,500

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	714	771	1,381	1,478
Commissions and other underwriting expenses	390	409	770	829
Interest charges on borrowed money	23	23	47	40
Expenses of managed investment entities	39	42	78	95
Other expenses	77	60	141	103
Total costs and expenses	1,243	1,305	2,417	2,545
Earnings (loss) from continuing operations before income taxes	288	140	623	(45)
Provision (credit) for income taxes	48	37	116	(4)
Net earnings (loss) from continuing operations, including noncontrolling interests	240	103	507	(41)
Net earnings (loss) from discontinued operations	762	64	914	(96)
Net earnings (loss), including noncontrolling interests	1,002	167	1,421	(137)
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	(10)	—	(13)
Net Earnings (Loss) Attributable to Shareholders	$1,002	$177	$1,421	$(124)

Earnings (Loss) Attributable to Shareholders per Basic Common Share from:
Continuing operations	$2.83	$1.26	$5.94	$(0.31)
Discontinued operations	8.95	0.72	10.69	(1.07)
Total basic earnings (loss) attributable to shareholders	$11.78	$1.98	$16.63	$(1.38)
Earnings (Loss) Attributable to Shareholders per Diluted Common Share:
Continuing operations	$2.81	$1.26	$5.90	$(0.31)
Discontinued operations	8.89	0.71	10.61	(1.07)
Total diluted earnings (loss) attributable to shareholders	$11.70	$1.97	$16.51	$(1.38)
Average number of Common Shares:
Basic	85.0	89.7	85.5	90.0
Diluted	85.6	90.0	86.1	90.0

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net earnings (loss), including noncontrolling interests	$1,002	$167	$1,421	$(137)

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	133	1,021	(148)	156
Reclassification adjustment for realized (gains) losses included in net earnings	(7)	(7)	(18)	12
Reclassification adjustment for unrealized gains of subsidiaries sold	(884)	—	(884)	—
Total net unrealized gains (losses) on securities	(758)	1,014	(1,050)	168
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	6	12	(1)	48
Reclassification adjustment for investment income included in net earnings	(4)	(9)	(11)	(18)
Reclassification adjustment for unrealized gains on cash flow hedges of subsidiaries sold	(29)	—	(29)	—
Total net unrealized gains (losses) on cash flow hedges	(27)	3	(41)	30
Foreign currency translation adjustments	—	4	—	(6)
Pension and other postretirement plans adjustments (“OPRP”):
Unrealized holding losses on pension and OPRP arising during the period	(1)	—	(1)	—
Reclassification adjustment for pension settlement loss included in net earnings	9	—	9	—
Total pension and OPRP adjustments	8	—	8	—
Other comprehensive income (loss), net of tax	(777)	1,021	(1,083)	192

Total comprehensive income, net of tax	225	1,188	338	55
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(10)	—	(11)
Comprehensive income attributable to shareholders	$225	$1,198	$338	$66

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Income	Total	Interests	Equity	Interests
Balance at March 31, 2021	85,126,062	$1,364	$4,354	$967	$6,685	$—	$6,685
Net earnings	—	—	1,002	—	1,002	—	1,002
Other comprehensive loss	—	—	—	(777)	(777)	—	(777)
Dividends ($14.50 per share)	—	—	(1,232)	—	(1,232)	—	(1,232)
Shares issued:
Exercise of stock options	561,732	30	—	—	30	—	30
Restricted stock awards	—	—	—	—	—	—	—
Other benefit plans	27,833	3	—	—	3	—	3
Dividend reinvestment plan	34,348	4	—	—	4	—	4
Stock-based compensation expense	—	2	—	—	2	—	2
Shares acquired and retired	(916,520)	(15)	(99)	—	(114)	—	(114)
Shares exchanged — benefit plans	(14,380)	—	(2)	—	(2)	—	(2)
Forfeitures of restricted stock	(105,148)	—	—	—	—	—	—
Balance at June 30, 2021	84,713,927	$1,388	$4,023	$190	$5,601	$—	$5,601

Balance at March 31, 2020	89,827,336	$1,399	$3,616	$32	$5,047	$—	$5,047	$—
Net earnings (loss)	—	—	177	—	177	—	177	(10)
Other comprehensive income	—	—	—	1,021	1,021	—	1,021	—
Dividends ($0.45 per share)	—	—	(41)	—	(41)	—	(41)	—
Shares issued:
Exercise of stock options	5,250	—	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—	—	—
Other benefit plans	51,955	4	—	—	4	—	4	—
Dividend reinvestment plan	2,733	—	—	—	—	—	—	—
Stock-based compensation expense	—	4	—	—	4	—	4	—
Shares acquired and retired	(1,194,236)	(19)	(57)	—	(76)	—	(76)	—
Shares exchanged — benefit plans	(540)	—	—	—	—	—	—	—
Forfeitures of restricted stock	(33,091)	—	—	—	—	—	—	—
Other	—	—	(10)	—	(10)	—	(10)	10
Balance at June 30, 2020	88,659,407	$1,388	$3,685	$1,053	$6,126	$—	$6,126	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Income	Total	Interests	Equity	Interests
Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789	$—	$6,789
Net earnings	—	—	1,421	—	1,421	—	1,421
Other comprehensive loss	—	—	—	(1,083)	(1,083)	—	(1,083)
Dividends ($15.00 per share)	—	—	(1,275)	—	(1,275)	—	(1,275)
Shares issued:
Exercise of stock options	964,744	49	—	—	49	—	49
Restricted stock awards	207,020	—	—	—	—	—	—
Other benefit plans	43,465	5	—	—	5	—	5
Dividend reinvestment plan	36,654	4	—	—	4	—	4
Stock-based compensation expense	—	7	—	—	7	—	7
Shares acquired and retired	(2,674,222)	(43)	(263)	—	(306)	—	(306)
Shares exchanged — benefit plans	(91,364)	(1)	(9)	—	(10)	—	(10)
Forfeitures of restricted stock	(117,616)	—	—	—	—	—	—
Balance at June 30, 2021	84,713,927	$1,388	$4,023	$190	$5,601	$—	$5,601

Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net loss	—	—	(124)	—	(124)	—	(124)	(13)
Other comprehensive income	—	—	—	190	190	—	190	2
Dividends ($0.90 per share)	—	—	(81)	—	(81)	—	(81)	—
Shares issued:
Exercise of stock options	209,343	9	—	—	9	—	9	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	66,496	5	—	—	5	—	5	—
Dividend reinvestment plan	4,350	—	—	—	—	—	—	—
Stock-based compensation expense	—	10	—	—	10	—	10	—
Shares acquired and retired	(2,020,519)	(31)	(106)	—	(137)	—	(137)	—
Shares exchanged — benefit plans	(96,394)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(35,422)	—	—	—	—	—	—	—
Other	—	—	(11)	—	(11)	—	(11)	11
Balance at June 30, 2020	88,659,407	$1,388	$3,685	$1,053	$6,126	$—	$6,126	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2021	2020
Operating Activities:
Net earnings (loss), including noncontrolling interests	$1,421	$(137)
Adjustments:
Depreciation and amortization	133	79
Annuity benefits	377	702
Realized (gains) losses on investing activities	(1,141)	346
Net (purchases) sales of trading securities	(1)	11
Deferred annuity and life policy acquisition costs	(98)	(79)
Change in:
Reinsurance and other receivables	(147)	46
Other assets	250	211
Insurance claims and reserves	349	30
Payable to reinsurers	22	(68)
Other liabilities	123	(233)
Managed investment entities’ assets/liabilities	(22)	116
Other operating activities, net	(296)	63
Net cash provided by operating activities	970	1,087

Investing Activities:
Purchases of:
Fixed maturities	(5,573)	(6,121)
Equity securities	(66)	(324)
Mortgage loans	(90)	(152)
Equity index options and other investments	(294)	(501)
Real estate, property and equipment	(26)	(20)
Proceeds from:
Maturities and redemptions of fixed maturities	3,466	2,343
Repayments of mortgage loans	14	7
Sales of fixed maturities	665	2,777
Sales of equity securities	452	342
Sales and settlements of equity index options and other investments	530	404
Sales of real estate, property and equipment	1	4
Sales of businesses	3,547	—
Cash and cash equivalents of businesses sold	(2,060)	—
Managed investment entities:
Purchases of investments	(987)	(603)
Proceeds from sales and redemptions of investments	1,061	540
Other investing activities, net	21	8
Net cash provided by (used in) investing activities	661	(1,296)

Financing Activities:
Annuity receipts	2,403	2,097
Ceded annuity receipts	(311)	(78)
Annuity surrenders, benefits and withdrawals	(1,931)	(1,641)
Ceded annuity surrenders, benefits and withdrawals	282	—
Net transfers from variable annuity assets	34	28
Additional long-term borrowings	—	439
Issuances of managed investment entities’ liabilities	1,017	—
Retirements of managed investment entities’ liabilities	(1,045)	(46)
Issuances of Common Stock	52	12
Repurchases of Common Stock	(306)	(137)
Cash dividends paid on Common Stock	(1,271)	(81)
Net cash provided by (used in) financing activities	(1,076)	593
Net Change in Cash and Cash Equivalents	555	384
Cash and cash equivalents at beginning of period	2,810	2,314
Cash and cash equivalents at end of period	$3,365	$2,698

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Discontinued Operations	I.	Long-Term Debt
C.	Sales of Businesses	J.	Shareholders’ Equity
D.	Segments of Operations	K.	Income Taxes
E.	Fair Value Measurements	L.	Contingencies
F.	Investments	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation including reclassifying the assets and liabilities of the Annuity subsidiaries sold in May 2021 to assets and liabilities of discontinued annuity operations and their earnings to net earnings (loss) from discontinued operations. See Note B — “Discontinued Operations.” All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2021, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first six months of 2021.

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

The updated guidance also amended the current other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses are recorded immediately in net earnings through realized gains (losses).

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

Reinsurance   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG’s property and casualty insurance subsidiaries report as assets (i) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (ii) amounts paid or due to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers, as well as ceded premiums retained by AFG under contracts to fund ceded

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
losses as they become due. AFG also assumes reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
At June 30, 2021 AFG has a $143 million lease liability included in other liabilities and a lease right-of-use asset of $124 million included in other assets compared to $159 million and $139 million, respectively, at December 31, 2020.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2021 and 2020 — 0.6 million and 0.3 million; first six months of 2021 and 2020 — 0.6 million and none, respectively.

There were no anti-dilutive potential common shares for the second quarter of 2021 or 2020 or the first six months of 2021 and 0.6 million anti-dilutive potential common shares for the first six months 2020 due to AFG’s net loss attributable to shareholders in that period.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Discontinued Operations

Annuity Business   On May 28, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”) with an effective date of May 31, 2021. MassMutual acquired Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations. Proceeds from the sale were $3.57 billion (including $32 million in preliminary post-closing adjustments). AFG realized a $656 million net gain on the sale. The sale continues to be subject to post-closing adjustments which are expected to be final by the end of 2021. Beginning with the first quarter of 2021, the results of the Annuity business sold were reported as discontinued operations in accordance with generally accepted accounting principles, which included adjusting prior period results to reflect these operations as discontinued.

Prior to the sale, AFG acquired approximately $480 million in investments accounted for using the equity method and approximately $100 million of directly owned real estate from GALIC.

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

	May 31, 2021	December 31, 2020
Assets of businesses sold:
Cash and cash equivalents	$2,060	$1,145
Investments	38,322	38,011
Recoverables from reinsurers	6,748	6,804
Other assets	2,139	1,925
Total assets of discontinued annuity operations	49,269	47,885
Liabilities of businesses sold:
Annuity benefits accumulated	43,690	42,573
Other liabilities	1,801	1,885
Total liabilities of discontinued annuity operations	45,491	44,458
Receivable from AFG for real estate-related investments	—	537
Reclassify AOCI	(913)	(1,071)
Net investment in annuity businesses sold, excluding AOCI	$2,865	$2,893

Details of the results of operations for the discontinued annuity operations were (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021 (*)	2020	2021 (*)	2020
Net investment income	$299	$382	$746	$797
Realized gains (losses) on securities	31	96	112	(127)
Other income	20	32	52	65
Total revenues	350	510	910	735
Annuity benefits	216	426	377	702
Annuity and supplemental insurance acquisition expenses	24	(35)	136	78
Other expenses	27	41	73	80
Total costs and expenses	267	432	586	860
Earnings (loss) before income taxes from discontinued operations	83	78	324	(125)
Provision (credit) for income taxes on operations	18	14	66	(29)
Net earnings (loss) from operations, net of tax	65	64	258	(96)
Gain on sale, net of tax	697	—	656	—
Net earnings (loss) from discontinued operations	$762	$64	$914	$(96)
(*)Results through the May 31, 2021 effective date of the sale.

Net investment income in the table above excludes $22 million and $7 million in the second quarter of 2021 and 2020 and $51 million and $19 million in first six months of 2021 and 2020, respectively, related to the real estate-related entities that AFG acquired from the discontinued annuity operations prior to the completion of the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of the sale of the annuity business is shown below (in millions):

May 31, 2021
Cash proceeds	$3,537
Receivable from MassMutual	32
Sale related expenses	(8)
Total net proceeds	3,561

Net investment in annuity businesses sold, excluding AOCI	2,865
Reclassify net deferred tax asset	(210)
Pretax gain on sale	906
Income tax expense:
Reclassify net deferred tax asset	210
Tax liabilities triggered by pending sale in the first quarter of 2021	41
Other	(1)
Total income tax expense	250
Net gain on sale	$656

Summarized cash flows for the discontinued annuity operations were (in millions):

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$87	$605
Net cash used in investing activities	(1,709)	(1,008)
Net cash provided by financing activities	477	406

Derivatives   The vast majority of AFG’s derivatives were held by the sold annuity subsidiaries. The following table summarizes the gains (losses) included in net earnings (loss) from discontinued operations for changes in the fair value of derivatives that do not qualify for hedge accounting for the first six months of 2021 and 2020 (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivative	2021	2020	2021	2020
MBS with embedded derivatives	$(1)	$2	$(1)	$5
Fixed-indexed and variable-indexed annuities (embedded derivative)	(182)	(601)	(222)	46
Equity index call options	123	383	237	(245)
Equity index put options	3	5	5	(1)
Reinsurance contract (embedded derivative)	—	(3)	1	(1)
	$(57)	$(214)	$20	$(196)
C.    Sales of Businesses

Annuity Operations   See Note B — “Discontinued Operations,” for information on the sale of AFG’s annuity operations.

Neon   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing Neon Underwriting Ltd. and its other Lloyd’s subsidiaries in run-off. Neon and its predecessor, Marketform, failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. In December 2020, AFG completed the sale of GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited for proceeds of $6 million. The sale completed AFG’s exit from the Lloyd’s of London insurance market. In the second quarter of 2021, AFG recognized a pretax gain on sale of a subsidiary of $4 million related to contingent consideration received on the sale of Neon.

Under GAAP accounting guidance, only disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results are reported as discontinued operations. Because

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s primary business continues to be commercial property and casualty insurance, as well as the immaterial expected impact on AFG’s ongoing results of operations, the sale of Neon was not reported as a discontinued operation.

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Net earned premiums	$61	$132
Loss and loss adjustment expenses	66	106
Commissions and other underwriting expenses	38	70
Underwriting loss	(43)	(44)

Net investment income	—	(6)
Other income and expenses, net	1	(2)
Loss before income taxes and noncontrolling interests	$(42)	$(52)

D.    Segments of Operations

Subsequent to the sale of its annuity operations, see Note B — “Discontinued Operations,” AFG manages its business as two segments: Property and casualty insurance and Other, which includes holding company costs and operations attributable to the noncontrolling interests of the managed investment entities.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$453	$390	$847	$776
Specialty casualty	588	547	1,159	1,103
Specialty financial	157	144	314	300
Other specialty	52	42	103	82
Other lines (a)	—	61	—	132
Total premiums earned	1,250	1,184	2,423	2,393
Net investment income (b)	143	72	302	165
Other income	1	3	5	8
Total property and casualty insurance	1,394	1,259	2,730	2,566
Other (c)	90	78	186	154
Total revenues before realized gains (losses)	1,484	1,337	2,916	2,720
Realized gains (losses) on securities	43	108	120	(220)
Realized gain on subsidiary	4	—	4	—
Total revenues	$1,531	$1,445	$3,040	$2,500
(a)Represents premiums earned in the Neon exited lines (which were sold in December 2020) during the second quarter and first six months of 2020.
(b)Includes income of less than $1 million for the second quarter of 2020 and a loss of $6 million in the Neon exited lines in the first six months of 2020 (primarily from the change in fair value of equity securities).
(c)Includes $22 million and $7 million in the second quarter of 2021 and 2020 and $51 million and $19 million in first six months of 2021 and 2020, respectively, in investment income from real estate-related entities acquired from the discontinued annuity operations prior to closing of the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Earnings (Loss) Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$62	$33	$118	$60
Specialty casualty	71	27	127	79
Specialty financial	21	—	46	17
Other specialty	(1)	(6)	(4)	(13)
Other lines (a)	(1)	(45)	(1)	(47)
Total underwriting	152	9	286	96
Investment and other income, net (b)	136	65	290	149
Total property and casualty insurance	288	74	576	245
Other (c)	(47)	(42)	(77)	(70)
Total earnings before realized gains (losses) and income taxes	241	32	499	175
Realized gains (losses) on securities	43	108	120	(220)
Realized gain on subsidiary	4	—	4	—
Total earnings (loss) before income taxes	$288	$140	$623	$(45)
(a)Includes an underwriting loss of $43 million in the second quarter of 2020 and $44 million in the first six months of 2020 in the Neon exited lines.
(b)Includes $1 million and $10 million in the second quarter and first six months of 2020, respectively, in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses and $22 million and $2 million (net of DAC) in the second quarter of 2021 and 2020 and $51 million and $8 million (net of DAC) in the first six months of 2021 and 2020, respectively, of earnings from the real estate-related entities acquired from the discontinued annuity operations prior to closing of the sale.

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

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments include corporate and municipal fixed maturity securities, asset-backed securities (“ABS”), mortgage-backed securities (“MBS”), certain non-affiliated common stocks and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities of continuing operations measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$218	$3	$—	$221
States, municipalities and political subdivisions	—	2,024	36	2,060
Foreign government	—	208	—	208
Residential MBS	—	770	28	798
Commercial MBS	—	130	—	130
Collateralized loan obligations	—	1,378	6	1,384
Other asset-backed securities	—	2,044	315	2,359
Corporate and other	4	2,348	220	2,572
Total AFS fixed maturities	222	8,905	605	9,732
Trading fixed maturities	—	26	—	26
Equity securities	672	48	245	965
Assets of managed investment entities (“MIE”)	269	4,802	15	5,086
Total assets of continuing operations accounted for at fair value	$1,163	$13,781	$865	$15,809
Liabilities:
Liabilities of managed investment entities	$266	$4,749	$14	$5,029
Total liabilities of continuing operations accounted for at fair value	$266	$4,749	$14	$5,029

December 31, 2020
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$195	$3	$—	$198
States, municipalities and political subdivisions	—	2,273	39	2,312
Foreign government	—	176	—	176
Residential MBS	—	877	38	915
Commercial MBS	—	90	2	92
Collateralized loan obligations	—	1,046	16	1,062
Other asset-backed securities	—	1,742	305	2,047
Corporate and other	4	2,140	138	2,282
Total AFS fixed maturities	199	8,347	538	9,084
Trading fixed maturities	—	24	—	24
Equity securities	665	48	176	889
Assets of managed investment entities	217	4,733	21	4,971
Total assets of continuing operations accounted for at fair value	$1,081	$13,152	$735	$14,968
Liabilities:
Liabilities of managed investment entities	$215	$4,678	$21	$4,914
Total liabilities of continuing operations accounted for at fair value	$215	$4,678	$21	$4,914

Approximately 5% of the total assets of continuing operations carried at fair value at June 30, 2021, were Level 3 assets. Approximately 24% ($206 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $68 million (8%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets.

Internally developed Level 3 asset fair values of continuing operations represent approximately $491 million (57%) of the total fair value of Level 3 assets at June 30, 2021. Internally priced fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed prices for equity securities are based primarily on financial information of the entities invested in and sales of comparable

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
companies. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2021 and 2020 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2021	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of annuity business	Balance at June 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(3)	—	—	—	36
Residential MBS	27	—	—	—	(1)	3	(1)	—	28
Commercial MBS	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	6	—	—	—	—	—	—	—	6
Other asset-backed securities	326	—	1	38	(49)	—	(1)	—	315
Corporate and other	204	(2)	—	22	(2)	1	(3)	—	220
Total AFS fixed maturities	602	(2)	1	60	(55)	4	(5)	—	605
Equity securities	227	18	—	12	(5)	—	(7)	—	245
Assets of MIE	14	(1)	—	1	—	1	—	—	15
Assets of discontinued annuity operations	2,806	15	21	13	(136)	—	—	(2,719)	—
Total Level 3 assets	$3,649	$30	$22	$86	$(196)	$5	$(12)	$(2,719)	$865

Liabilities of discontinued annuity operations	$(3,954)	$(183)	$—	$(72)	$66	$—	$—	$4,143	$—
Total Level 3 liabilities (*)	$(3,954)	$(183)	$—	$(72)	$66	$—	$—	$4,143	$—

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2020
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	1	—	(1)	—	—	41
Residential MBS	44	—	1	—	(1)	—	(2)	42
Commercial MBS	6	—	—	—	—	—	—	6
Collateralized loan obligations	44	(1)	3	—	—	9	—	55
Other asset-backed securities	238	1	1	39	(6)	20	—	293
Corporate and other	172	—	2	8	(4)	—	—	178
Total AFS fixed maturities	545	—	8	47	(12)	29	(2)	615
Equity securities	155	1	—	8	—	—	—	164
Assets of MIE	16	(1)	—	—	—	2	—	17
Assets of discontinued annuity operations	2,797	(2)	64	208	(38)	125	(110)	3,044
Total Level 3 assets	$3,513	$(2)	$72	$263	$(50)	$156	$(112)	$3,840

Liabilities of discontinued annuity operations	$(3,099)	$(601)	$—	$(46)	$71	$—	$—	$(3,675)
Total Level 3 liabilities (*)	$(3,099)	$(601)	$—	$(46)	$71	$—	$—	$(3,675)
(*)As previously discussed, these tables exclude the portion of MIE liabilities allocated to Level 3, which are derived from the fair value of the MIE assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of annuity business	Balance at June 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(3)	—	—	—	36
Residential MBS	38	(3)	—	6	(1)	6	(18)	—	28
Commercial MBS	2	—	—	—	—	—	(2)	—	—
Collateralized loan obligations	16	1	(1)	—	(1)	—	(9)	—	6
Other asset-backed securities	305	—	1	90	(72)	14	(23)	—	315
Corporate and other	138	(1)	(1)	106	(20)	3	(5)	—	220
Total AFS fixed maturities	538	(3)	(1)	202	(97)	23	(57)	—	605
Equity securities	176	71	—	24	(19)	—	(7)	—	245
Assets of MIE	21	3	—	2	—	1	(12)	—	15
Assets of discontinued annuity operations	2,971	85	(21)	209	(328)	32	(229)	(2,719)	—
Total Level 3 assets	$3,706	$156	$(22)	$437	$(444)	$56	$(305)	$(2,719)	$865

Liabilities of discontinued annuity operations	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—
Total Level 3 liabilities (*)	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2020
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	40	—	2	—	(1)	—	—	41
Residential MBS	45	1	(1)	—	(2)	1	(2)	42
Commercial MBS	6	—	—	—	—	—	—	6
Collateralized loan obligations	1	(1)	3	—	—	52	—	55
Other asset-backed securities	256	(5)	1	61	(47)	27	—	293
Corporate and other	223	(1)	(1)	32	(11)	2	(66)	178
Total AFS fixed maturities	571	(6)	4	93	(61)	82	(68)	615
Equity securities	161	(17)	—	11	—	9	—	164
Assets of MIE	17	(2)	—	—	—	2	—	17
Assets of discontinued annuity operations	3,092	(20)	20	361	(212)	258	(455)	3,044
Total Level 3 assets	$3,841	$(45)	$24	$465	$(273)	$351	$(523)	$3,840

Liabilities of discontinued annuity operations	$(3,730)	$46	$—	$(124)	$133	$—	$—	$(3,675)
Total Level 3 liabilities (*)	$(3,730)	$46	$—	$(124)	$133	$—	$—	$(3,675)
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments of continuing operations that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2021
Financial assets:
Cash and cash equivalents	$3,365	$3,365	$3,365	$—	$—
Mortgage loans	461	479	—	—	479
Total financial assets not accounted for at fair value	$3,826	$3,844	$3,365	$—	$479

Long-term debt	$1,963	$2,294	$—	$2,291	$3
Total financial liabilities not accounted for at fair value	$1,963	$2,294	$—	$2,291	$3

December 31, 2020
Financial assets:
Cash and cash equivalents	$1,665	$1,665	$1,665	$—	$—
Mortgage loans	377	382	—	—	382
Total financial assets not accounted for at fair value	$2,042	$2,047	$1,665	$—	$382

Long-term debt	$1,963	$2,325	$—	$2,322	$3
Total financial liabilities not accounted for at fair value	$1,963	$2,325	$—	$2,322	$3

F.    Investments

Available for sale fixed maturities held by AFG’s continuing operations at June 30, 2021 and December 31, 2020, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
June 30, 2021
Fixed maturities:
U.S. Government and government agencies	$218	$—	$4	$(1)	$3	$221
States, municipalities and political subdivisions	1,967	—	93	—	93	2,060
Foreign government	206	—	2	—	2	208
Residential MBS	747	—	53	(2)	51	798
Commercial MBS	127	—	3	—	3	130
Collateralized loan obligations	1,382	1	5	(2)	3	1,384
Other asset-backed securities	2,341	7	29	(4)	25	2,359
Corporate and other	2,493	1	83	(3)	80	2,572
Total fixed maturities	$9,481	$9	$272	$(12)	$260	$9,732

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$192	$—	$6	$—	$6	$198
States, municipalities and political subdivisions	2,196	—	116	—	116	2,312
Foreign government	172	—	4	—	4	176
Residential MBS	859	—	57	(1)	56	915
Commercial MBS	89	—	3	—	3	92
Collateralized loan obligations	1,065	3	4	(4)	—	1,062
Other asset-backed securities	2,040	7	27	(13)	14	2,047
Corporate and other	2,199	2	88	(3)	85	2,282
Total fixed maturities	$8,812	$12	$305	$(21)	$284	$9,084

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Available for sale fixed maturities that are included in assets of discontinued annuity operations at December 31, 2020, consisted of the following (in millions):

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

Equity securities held by AFG’s continuing operations, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021			December 31, 2020
			Fair Value			Fair Value
	Actual Cost		over (under)	Actual Cost		over (under)
		Fair Value	Cost		Fair Value	Cost
Common stocks	$455	$561	$106	$516	$510	$(6)
Perpetual preferred stocks	358	404	46	369	379	10
Total equity securities carried at fair value	$813	$965	$152	$885	$889	$4

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

	Carrying Value		Net Investment Income
	June 30, 2021	December 31, 2020	Three months ended June 30,		Six months ended June 30,
			2021	2020	2021	2020
Real estate-related investments (*)	$1,014	$915	$45	$13	$99	$38
Private equity	314	266	24	(13)	45	(17)
Private debt	50	54	2	(6)	5	(4)
Total investments accounted for using the equity method	$1,378	$1,235	$71	$(6)	$149	$17
(*)Includes 88% invested in multi-family properties, 2% in single family properties and 10% in other property types as of June 30, 2021 and 87% invested in multi-family properties, 2% in single family properties and 11% in other property types as of December 31, 2020.

The earnings (losses) from these investments are generally reported on a three-month lag due to the timing required to obtain the necessary information from the funds. AFG regularly reviews and discusses fund performance with the fund managers to corroborate the reasonableness of the underlying reported asset values and to assess whether any events have occurred within the lag period that may materially affect the valuation of these investments.

With respect to partnerships and similar investments, AFG’s continuing operations had unfunded commitments of $275 million and $290 million as of June 30, 2021 and December 31, 2020, respectively.

Assets of discontinued annuity operations includes investments accounted for under the equity method of $646 million as of December 31, 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities held by AFG’s continuing operations by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2021
Fixed maturities:
U.S. Government and government agencies	$(1)	$109	99%	$—	$—	—%
States, municipalities and political subdivisions	—	6	100%	—	17	100%
Foreign government	—	35	100%	—	—	—%
Residential MBS	(1)	82	99%	(1)	10	91%
Commercial MBS	—	—	—%	—	—	—%
Collateralized loan obligations	(1)	297	100%	(1)	235	100%
Other asset-backed securities	(1)	288	100%	(3)	92	97%
Corporate and other	(2)	119	98%	(1)	55	98%
Total fixed maturities	$(6)	$936	99%	$(6)	$409	99%

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$23	100%	$—	$—	—%
States, municipalities and political subdivisions	—	39	100%	—	10	100%
Foreign government	—	7	100%	—	—	—%
Residential MBS	(1)	86	99%	—	7	100%
Commercial MBS	—	7	100%	—	5	100%
Collateralized loan obligations	(1)	192	99%	(3)	366	99%
Other asset-backed securities	(10)	465	98%	(3)	92	97%
Corporate and other	(2)	133	99%	(1)	17	94%
Total fixed maturities	$(14)	$952	99%	$(7)	$497	99%

At June 30, 2021, the gross unrealized losses on fixed maturities of $12 million relate to 366 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 69% of the gross unrealized loss and 91% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2021.

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

	Structured Securities (*)	Corporate and Other	Total
Balance at March 31, 2021	$9	$1	$10
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(1)	1	—
Reductions due to sales or redemptions	—	(1)	(1)
Balance at June 30, 2021	$8	$1	$9

Balance at March 31, 2020	$11	$3	$14
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	1	1	2
Additions (reductions) to previously recognized expected credit losses	(1)	(1)	(2)
Reductions due to sales or redemptions	—	—	—
Balance at June 30, 2020	$11	$3	$14

Balance at January 1, 2021	$10	$2	$12
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(2)	1	(1)
Reductions due to sales or redemptions	—	(2)	(2)
Balance at June 30, 2021	$8	$1	$9

Balance at January 1, 2020	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	12	4	16
Additions (reductions) to previously recognized expected credit losses	(1)	(1)	(2)
Reductions due to sales or redemptions	—	—	—
Balance at June 30, 2020	$11	$3	$14
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the second quarter and first six months of 2021 and 2020, AFG’s continuing operations did not purchase any securities with expected credit losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of June 30, 2021 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$1,045	$1,059	11%
After one year through five years	2,553	2,656	27%
After five years through ten years	1,002	1,053	11%
After ten years	283	293	3%
	4,883	5,061	52%
Collateralized loan obligations and other ABS (average life of approximately 3-1/2 years)	3,715	3,743	38%
MBS (average life of approximately 3 years)	874	928	10%
Total	$9,472	$9,732	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2021 or December 31, 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Unrealized Gain on Fixed Maturity Securities   The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
June 30, 2021
Net unrealized gain on fixed maturities	$260	$(55)	$205

December 31, 2020
Net unrealized gain on fixed maturities held by continuing operations	$284	$(60)	$224

Discontinued operations (*):
Net unrealized gain on fixed maturities	$2,555	$(536)	$2,019
Deferred policy acquisition costs — annuity segment	(934)	196	(738)
Annuity benefits accumulated	(324)	68	(256)
Life, accident and health reserves	(3)	—	(3)
Unearned revenue	11	(2)	9
Total net unrealized gain from discontinued operations	1,305	(274)	1,031
Total net unrealized gain on fixed maturity securities	$1,589	$(334)	$1,255
(*)In addition to adjusting fixed maturity securities classified as “available for sale” to fair value, GAAP requires that deferred policy acquisition costs and certain other balance sheet amounts related to AFG’s discontinued annuity, long-term care and life businesses be adjusted to the extent that unrealized gains and losses from securities would result in adjustments to those balances had the unrealized gains or losses actually been realized.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred in AFG’s continuing operations.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment income:
Fixed maturities	$72	$77	$144	$159
Equity securities:
Dividends	7	8	15	18
Change in fair value (a) (b)	8	9	34	(8)
Equity in earnings of partnerships and similar investments	71	(6)	149	17
Other	8	1	14	9
Gross investment income	166	89	356	195
Investment expenses	(2)	(1)	(4)	(3)
Net investment income (b)	$164	$88	$352	$192
(a)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.
(b)Net investment income in the second quarter and first six months of 2020 includes income of less than $1 million and losses of $6 million on investments held by the companies that comprise the Neon exited lines due primarily to the $7 million loss recorded on equity securities that are carried at fair value through net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended June 30, 2021				Three months ended June 30, 2020
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$1	$—	$1	$20	$1	$—	$1	$257
Equity securities	42	—	42	—	107	—	107	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	43	—	43	20	108	—	108	257
Tax effects	(9)	—	(9)	(4)	(23)	—	(23)	(54)
Net of tax	$34	$—	$34	$16	$85	$—	$85	$203

	Six months ended June 30, 2021				Six months ended June 30, 2020
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$—	$1	$1	$(24)	$4	$(14)	$(10)	$(20)
Equity securities	119	—	119	—	(211)	—	(211)	—
Mortgage loans and other investments	—	—	—	—	1	—	1	—
Total pretax	119	1	120	(24)	(206)	(14)	(220)	(20)
Tax effects	(25)	—	(25)	5	43	3	46	4
Net of tax	$94	$1	$95	$(19)	$(163)	$(11)	$(174)	$(16)

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during the second quarter and first six months of 2021 and 2020 on securities that were still owned at June 30, 2021 and June 30, 2020 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Included in realized gains (losses)	$36	$86	$98	$(206)
Included in net investment income	8	9	34	(1)
	$44	$95	$132	$(207)

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	Six months ended June 30,
	2021	2020
Gross gains	$3	$5
Gross losses	(1)	(3)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
G.    Managed Investment Entities

AFG is the investment manager and its subsidiaries have investments ranging from 4.5% to 46.8% of the most subordinate debt tranche of twelve active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2020, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $57 million (including $45 million invested in the most subordinate tranches) at June 30, 2021, and $200 million at December 31, 2020.

During the first six months of 2020, AFG subsidiaries purchased $57 million face amount of senior and subordinate tranches of existing CLOs for $39 million. During the first six months of 2021 and 2020, AFG subsidiaries received $38 million and less than $1 million, respectively, in sale and redemption proceeds from its CLO investments.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment in CLO tranches at end of period:
Held by continuing operations	$57	$39	$57	$39
Held by discontinued annuity operations	—	118	—	118
Total	$57	$157	$57	$157
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$21	$363	$67	$(316)
Liabilities	(15)	(366)	(59)	300
Management fees paid to AFG	4	4	8	8
CLO earnings (losses) attributable to AFG shareholders:
From continuing operations	$7	$—	$12	$(11)
From discontinued annuity operations	7	2	20	(23)
Total	$14	$2	$32	$(34)
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $69 million and $150 million at June 30, 2021 and December 31, 2020, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $182 million and $141 million at those dates. The CLO assets include loans with an aggregate fair value of $5 million at June 30, 2021 and $11 million at December 31, 2020, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $15 million at June 30, 2021 and $28 million at December 31, 2020).

In addition to the CLOs that it manages, AFG’s continuing operations had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.38 billion at June 30, 2021 and $1.06 billion at December 31, 2020.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance from AFG’s continuing operations of $176 million during the first six months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Included in other assets in AFG’s Balance Sheet is $30 million at June 30, 2021 and $34 million at December 31, 2020 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $65 million and $62 million, respectively. Amortization of intangibles was $1 million and $3 million in the second quarter of 2021 and 2020, respectively, and $4 million and $6 million in the first six months of 2021 and 2020, respectively.

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2021			December 31, 2020
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
5.25% Senior Notes due April 2030	300	(6)	294	300	(6)	294
Other	3	—	3	3	—	3
	1,318	(11)	1,307	1,318	(11)	1,307

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinate Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,993	$(30)	$1,963	$1,993	$(30)	$1,963

Scheduled principal payments on debt for the balance of 2021, the subsequent five years and thereafter are as follows: 2021 — none; 2022 — none; 2023 — none; 2024 — none; 2025 — none; 2026 — $425 million and thereafter — $1.57 billion.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2021 or December 31, 2020.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Quarter ended June 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$168	$(35)	$133	$—	$133
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(9)	2	(7)	—	(7)
Reclassification for unrealized gains on securities of subsidiaries sold		(1,119)	235	(884)	—	(884)
Total net unrealized gains (losses) on securities	$963	(960)	202	(758)	—	(758)	$205
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		7	(1)	6	—	6
Reclassification adjustment for investment income included in net earnings from discontinued operations		(5)	1	(4)	—	(4)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)	—	(29)
Total net unrealized gains (losses) on cash flow hedges	27	(35)	8	(27)	—	(27)	—
Foreign currency translation adjustments	(16)	—	—	—	—	—	(16)
Pension and other postretirement plans (“OPRP”) adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9	—	9
Total Pension and OPRP adjustments	(7)	10	(2)	8	—	8	1
Total	$967	$(985)	$208	$(777)	$—	$(777)	$190

Quarter ended June 30, 2020
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$1,293	$(272)	$1,021	$—	$1,021
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(9)	2	(7)	—	(7)
Total net unrealized gains (losses) on securities	$16	1,284	(270)	1,014	—	1,014	$1,030
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		16	(4)	12	—	12
Reclassification adjustment for investment income included in net earnings from discontinued operations		(12)	3	(9)	—	(9)
Total net unrealized gains on cash flow hedges	44	4	(1)	3	—	3	47
Foreign currency translation adjustments	(21)	4	—	4	—	4	(17)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$32	$1,292	$(271)	$1,021	$—	$1,021	$1,053

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	AOCI Ending Balance
Six months ended June 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period		$(187)	$39	$(148)	$—	$(148)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(23)	5	(18)	—	(18)
Reclassification for unrealized gains of subsidiaries sold		(1,119)	235	(884)	—	(884)
Total net unrealized gains (losses) on securities	$1,255	(1,329)	279	(1,050)	—	(1,050)	$205
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for investment income included in net earnings from discontinued operations		(14)	3	(11)	—	(11)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)	—	(29)
Total net unrealized gains (losses) on cash flow hedges	41	(52)	11	(41)	—	(41)	—
Foreign currency translation adjustments	(16)	—	—	—	—	—	(16)
Pension and OPRP adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9	—	9
Total Pension and OPRP adjustments	(7)	10	(2)	8	—	8	1
Total	$1,273	$(1,371)	$288	$(1,083)	$—	$(1,083)	$190

Six months ended June 30, 2020
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period		$198	$(42)	$156	$—	$156
Reclassification adjustment for realized (gains) losses included in net earnings (*)		15	(3)	12	—	12
Total net unrealized gains (losses) on securities	$862	213	(45)	168	—	168	$1,030
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		61	(13)	48	—	48
Reclassification adjustment for investment income included in net earnings from discontinued operations		(23)	5	(18)	—	(18)
Total net unrealized gains on cash flow hedges	17	38	(8)	30	—	30	47
Foreign currency translation adjustments	(9)	(6)	—	(6)	(2)	(8)	(17)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	(7)
Total	$863	$245	$(53)	$192	$(2)	$190	$1,053

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - continuing operations	Realized gains (losses) on securities
Pretax - discontinued operations	Net earnings (loss) from discontinued operations
Tax - continuing operations	Provision (credit) for income taxes
Tax - discontinued operations	Net earnings (loss) from discontinued operations

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2021, AFG issued 207,020 shares of restricted Common Stock (fair value of $111.13 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $2 million and $4 million in the second quarter of 2021 and 2020 and $7 million and $9 million in the first six months of 2021 and 2020.

K.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings (loss) from continuing operations before income taxes (“EBT”)	$288		$140		$623		$(45)

Income taxes at statutory rate	$61	21%	$30	21%	$131	21%	$(9)	21%
Effect of:
Stock-based compensation	(8)	(3%)	—	—%	(10)	(2%)	(3)	7%
Employee stock ownership plan dividend paid deduction	(8)	(3%)	—	—%	(8)	(1%)	—	—%
Tax exempt interest	(2)	(1%)	(3)	(2%)	(4)	(1%)	(5)	11%
Dividends received deduction	(1)	—%	—	—%	(1)	—%	(1)	2%
Foreign operations	(1)	—%	—	—%	(2)	—%	1	(2%)
Nondeductible expenses	2	1%	1	1%	4	1%	2	(4%)
Change in valuation allowance	3	1%	9	6%	3	—%	11	(25%)
Other	2	1%	—	—%	3	1%	—	(1%)
Provision (credit) for income taxes as shown in the statement of earnings	$48	17%	$37	26%	$116	19%	$(4)	9%

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

L.    Contingencies

There have been no significant changes to the matters discussed and referred to in Note N — “Contingencies” of AFG’s 2020 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of subsidiaries’ former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2021 and 2020 (in millions):

	Six months ended June 30,
	2021	2020
Balance at beginning of year	$10,392	$10,232
Less reinsurance recoverables, net of allowance	3,117	3,024
Net liability at beginning of year	7,275	7,208
Provision for losses and LAE occurring in the current period	1,507	1,597
Net decrease in the provision for claims of prior years	(126)	(119)
Total losses and LAE incurred	1,381	1,478
Payments for losses and LAE of:
Current year	(258)	(284)
Prior years	(1,083)	(1,068)
Total payments	(1,341)	(1,352)
Foreign currency translation and other	1	(20)
Net liability at end of period	7,316	7,314
Add back reinsurance recoverables, net of allowance	3,182	3,007
Gross unpaid losses and LAE included in the balance sheet at end of period	$10,498	$10,321

The net decrease in the provision for claims of prior years during the first six months of 2021 reflects (i) lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety business and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than expected claim frequency and severity in the equine business (within the Property and transportation sub-segment) and (ii) higher than anticipated claim severity in the general liability, targeted markets and professional liability businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first six months of 2020 reflects (i) lower than expected claim frequency and severity in the agricultural and transportation businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit and surety businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim frequency and severity in the excess and surplus lines businesses (within the Specialty casualty sub-segment) and higher than expected losses at Neon.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2021 and 2020 allowance for expected credit losses on recoverables from reinsurers and premiums receivable related to continuing operations are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2021	2020	2021	2020
Balance at March 31	$7	$7	$11	$9
Provision (credit) for expected credit losses	1	—	(2)	1
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$8	$7	$9	$10

Balance at January 1	$6	$18	$10	$13
Impact of adoption of new accounting policy	—	(11)	—	(3)
Provision (credit) for expected credit losses	2	—	(1)	—
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$8	$7	$9	$10

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	35	Results of Operations — Second Quarter	49
Overview	36	Segmented Statement of Earnings	49
Critical Accounting Policies	37	Property and Casualty Insurance	51
Liquidity and Capital Resources	37	Holding Company, Other and Unallocated	60
Ratios	37	Real Estate Entities Acquired from the Annuity Operations	63
Condensed Consolidated Cash Flows	38	Discontinued Annuity Operations	63
Parent and Subsidiary Liquidity	39	Results of Operations — First Six Months	65
Investments	40	Segmented Statement of Earnings	65
Uncertainties	42	Property and Casualty Insurance	66
Managed Investment Entities	43	Holding Company, Other and Unallocated	75
Results of Operations	47	Real Estate Entities Acquired from the Annuity Operations	78
General	47	Discontinued Annuity Operations	78

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
•performance of securities markets;
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

Sale of the Annuity Business
On May 28, 2021, AFG sold its annuity business consisting of Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company, as well as a broker-dealer affiliate, Great American Advisors, Inc., and insurance distributor, AAG Insurance Agency, Inc. to Massachusetts Mutual Life Insurance Company (“MassMutual”). Total proceeds from the sale were $3.57 billion. AFG realized an after-tax non-core gain on the sale of $697 million ($8.14 per share) in the second quarter of 2021. Beginning with the first quarter of 2021 the results of the annuity businesses sold are reported as discontinued operations, in accordance with generally accepted accounting principles (“GAAP”), which included adjusting prior period results to reflect these operations as discontinued.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses. As discussed above, AFG’s former annuity operations are reported as discontinued operations.

AFG reported net earnings from continuing operations attributable to shareholders of $240 million ($2.81 per share, diluted) for the second quarter of 2021 compared to $113 million ($1.26 per share, diluted) for the second quarter of 2020, reflecting higher underwriting profit and net investment income, partially offset by lower net realized gains on securities and higher holding company expenses.

AFG reported net earnings from continuing operations attributable to shareholders of $507 million ($5.90 per share, diluted) for the first six months of 2021 compared to a net loss of $28 million ($0.31 per share, diluted) for the first six months of 2020 reflecting net realized gains on securities compared to net realized losses in 2020 and higher underwriting profit and net investment income, partially offset by higher interest charges on borrowed money and holding company expenses.

Outlook
The COVID-19 pandemic began to have a significant impact on global, social and economic activity during the first quarter of 2020. AFG has taken actions under its business continuity plan to minimize risk to the Company’s employees and to prevent any significant disruption to AFG’s business, agents or policyholders.

Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the pandemic. Even with management’s expectation that the impacts of the pandemic will continue throughout 2021, AFG’s insurance subsidiaries have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

As a result of the contracted economy, exposures in many of AFG’s property and casualty businesses changed due to workforce reduction, fewer miles driven and reduced revenue. This has and may continue to lead to lower frequency in certain lines while there has and may continue to be COVID-19 related increases in claim frequency in other lines of business.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2020 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	June 30, 2021	December 31,
		2020	2019
Principal amount of long-term debt	$1,993	$1,993	$1,493
Total capital	7,389	7,486	6,883
Ratio of debt to total capital:
Including subordinated debt	27.0%	26.6%	21.7%
Excluding subordinated debt	17.8%	17.6%	14.8%

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

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$970	$1,087
Net cash provided by (used in) investing activities	661	(1,296)
Net cash provided by (used in) financing activities	(1,076)	593
Net change in cash and cash equivalents	$555	$384

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations typically produce positive net operating cash flows as investment income exceeds acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $22 million during the first six months of 2021 and increased cash flows from operating activities by $116 million in the first six months of 2020, accounting for a $138 million decline in cash flows from operating activities in the 2021 period compared to the 2020 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $992 million in the first six months of 2021 compared to $971 million in the first six months of 2020, an increase of $21 million.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and discontinued annuity operations. In May 2021, AFG sold its annuity business to MassMutual for initial cash proceeds of $3.54 billion. This increase in cash provided by investing activities was partially offset by a decrease in cash and cash equivalents of $2.06 billion representing balances held in the annuity subsidiaries that were sold. Excluding the impact of the May 2021 sale of the annuity business, net cash used in investing activities was $816 million for the first six months of 2021 compared to $1.30 billion in the first six months of 2020, a decrease of $480 million. As discussed below (under net cash provided by (used in) financing activities), AFG’s discontinued annuity operations had net cash flows from annuity policyholders of $477 million in the first six months of 2021 compared to $406 million in the first six months of 2020. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $74 million source of cash in the first six months of 2021 compared to a $63 million use of cash in the 2020 period, accounting for a $137 million decrease in net cash used in investing activities in the first six months of 2021 compared to the same 2020 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net Cash Provided by (Used in) Financing Activities   AFG’s financing activities consist primarily of transactions with annuity policyholders, issuances and retirements of long-term debt, issuances and repurchases of common stock, and dividend payments. Net cash used in financing activities was $1.08 billion for the first six months of 2021 compared to net cash provided by financing activities of $593 million in the first six months of 2020, a decrease in net cash provided by financing activities of $1.67 billion. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in the first six months of 2021 compared to $406 million in the first six months of 2020, accounting for a $71 million increase in net cash provided by financing activities in the 2021 period compared to the 2020 period. In May 2020, AFG issued $150 million of 5.625% Subordinated Debentures due in 2060 and in April 2020,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
AFG issued $300 million of 5.25% Senior Notes due in 2030. The net proceeds of these offerings contributed $439 million to net cash provided by financing activities in the first six months of 2020. During the first six months of 2021, AFG repurchased $306 million of its Common Stock compared to $137 million in the 2020 period. In addition to its regular quarterly cash dividends, AFG paid a special cash dividend of $14.00 per share in June 2021 totaling $1.19 billion, which resulted in total cash dividends of $1.27 billion in the first six months of 2021 compared to $81 million in the first six months of 2020. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $28 million in the first six months of 2021 compared to $46 million in the first six months of 2020, accounting for a $18 million increase in net cash provided by financing activities in the 2021 period compared to the 2020 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Parent and Subsidiary Liquidity

Parent Holding Company Liquidity   Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends, tax payments and borrowings from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and investments or to generate cash through borrowings, sales of other assets, or similar transactions.

As discussed above, AFG sold its annuity business to MassMutual for proceeds of $3.57 billion (including $32 million in preliminary post-closing adjustments). AFG’s capital and liquidity was significantly enhanced as a result of the transaction. During the first six months of 2021, AFG repurchased 2,674,222 shares of its Common Stock for $306 million and paid a special cash dividend of $14.00 per share in June totaling approximately $1.19 billion. On August 2, 2021, AFG paid an additional special cash dividend of $2.00 per share of AFG Common Stock totaling approximately $170 million. Management will continue to evaluate opportunities for deploying AFG’s significant remaining excess capital, including returning capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases. In addition, excess capital will be deployed into AFG’s core businesses as management identifies the potential for healthy, profitable organic growth, and opportunities to expand the Specialty property and casualty niche businesses through acquisitions and start-ups that meet target return thresholds.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2020 or the first six months of 2021.

Under a tax allocation agreement with AFG, its 80%-owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   The liquidity requirements of AFG’s insurance subsidiaries relate primarily to the policyholder claims and underwriting expenses and payments of dividends and taxes to AFG. Historically, cash flows from premiums and investment income have generally provided more than sufficient funds to meet these requirements. Funds received in excess of cash requirements are generally invested in additional marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short duration investments.

The excess cash flow of AFG’s property and casualty group allows it to extend the duration of its investment portfolio somewhat beyond that of its claim reserves.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and underwriting expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Even in the current uncertain COVID-19 environment, management believes that the capital levels in AFG’s insurance subsidiaries are adequate to maintain its business and rating agency ratings. Nonetheless, changes in statutory accounting rules, significant declines in the fair value of the insurance subsidiaries’ investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Investments
AFG’s investment portfolio at June 30, 2021, contained $9.73 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $26 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $708 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $257 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 84% was priced using pricing services at June 30, 2021 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2021 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$9,758
Percentage impact on fair value of 100 bps increase in interest rates	(2.5%)
Pretax impact on fair value of fixed maturity portfolio	$(244)
Approximately 88% of the fixed maturities at June 30, 2021, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 8% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 22% of AFG’s fixed maturity portfolio at June 30, 2021. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2021, approximately 90% of the municipal bond portfolio was held in revenue bonds, with the remaining 10% held in general obligation bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2021, is shown in the following table (dollars in millions). Approximately $902 million of available for sale fixed maturity securities had no unrealized gains or losses at June 30, 2021.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$7,485	$1,345
Amortized cost of securities, net of allowance for expected credit losses	$7,213	$1,357
Gross unrealized gain (loss)	$272	$(12)
Fair value as % of amortized cost	104%	99%
Number of security positions	1,794	366
Number individually exceeding $2 million gain or loss	2	—
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$93	$—
Mortgage-backed securities	56	(2)
Other asset-backed securities	29	(4)
Collateralized loan obligations	5	(2)
U.S. Government and government agencies	4	(1)
Percentage rated investment grade	93%	91%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2021, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	10%	—%
After one year through five years	30%	19%
After five years through ten years	13%	5%
After ten years	4%	1%
	57%	25%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3-1/2 years)	34%	68%
Mortgage-backed securities (average life of approximately 3 years)	9%	7%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2021
Securities with unrealized gains:
Exceeding $500,000 (120 securities)	$1,409	$108	108%
$500,000 or less (1,674 securities)	6,076	164	103%
	$7,485	$272	104%
Securities with unrealized losses:
Exceeding $500,000 (3 securities)	$10	$(2)	83%
$500,000 or less (363 securities)	1,335	(10)	99%
	$1,345	$(12)	99%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2021
Investment grade fixed maturities with losses for:
Less than one year (126 securities)	$868	$(5)	99%
One year or longer (96 securities)	354	(3)	99%
	$1,222	$(8)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (42 securities)	$68	$(1)	99%
One year or longer (102 securities)	55	(3)	95%
	$123	$(4)	97%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2021. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2021
Assets:
Cash and investments	$16,182	$—	$(57)	(*)	$16,125
Assets of managed investment entities	—	5,086	—		5,086
Other assets	7,569	—	—	(*)	7,569
Assets of discontinued annuity operations	—	—	—		—
Total assets	$23,751	$5,086	$(57)		$28,780
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,552	$—	$—		$13,552
Liabilities of managed investment entities	—	5,086	(57)	(*)	5,029
Long-term debt and other liabilities	4,598	—	—		4,598
Liabilities of discontinued annuity operations	—	—	—		—
Total liabilities	18,150	5,086	(57)		23,179

Shareholders’ equity:
Common Stock and Capital surplus	1,388	—	—		1,388
Retained earnings	4,023	—	—		4,023
Accumulated other comprehensive income, net of tax	190	—	—		190
Total shareholders’ equity	5,601	—	—		5,601
Noncontrolling interests	—	—	—		—
Total equity	5,601	—	—		5,601
Total liabilities and equity	$23,751	$5,086	$(57)		$28,780

December 31, 2020
Assets:
Cash and investments	$13,550	$—	$(56)	(*)	$13,494
Assets of managed investment entities	—	4,971	—		4,971
Other assets	7,361	—	(1)	(*)	7,360
Assets of discontinued annuity operations	47,885	—	—		47,885
Total assets	$68,796	$4,971	$(57)		$73,710
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,195	$—	$—		$13,195
Liabilities of managed investment entities	—	4,971	(57)	(*)	4,914
Long-term debt and other liabilities	4,354	—	—		4,354
Liabilities of discontinued annuity operations	44,458	—	—		44,458
Total liabilities	62,007	4,971	(57)		66,921

Shareholders’ equity:
Common Stock and Capital surplus	1,367	—	—		1,367
Retained earnings	4,149	—	—		4,149
Accumulated other comprehensive income, net of tax	1,273	—	—		1,273
Total shareholders’ equity	6,789	—	—		6,789
Noncontrolling interests	—	—	—		—
Total equity	6,789	—	—		6,789
Total liabilities and equity	$68,796	$4,971	$(57)		$73,710
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,250	$—	$—		$1,250
Net investment income	171	—	(7)	(b)	164
Realized gains (losses) on:
Securities	43	—	—		43
Subsidiary	4	—	—		4
Income of managed investment entities:
Investment income	—	44	—		44
Gain (loss) on change in fair value of assets/liabilities	—	3	3	(b)	6
Other income	24	—	(4)	(c)	20
Total revenues	1,492	47	(8)		1,531
Costs and Expenses:
Insurance benefits and expenses	1,104	—	—		1,104
Expenses of managed investment entities	—	47	(8)	(b)(c)	39
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,204	47	(8)		1,243
Earnings (loss) from continuing operations before income taxes	288	—	—		288
Provision (credit) for income taxes	48	—	—		48
Net earnings (loss) from continuing operations, including noncontrolling interests	240	—	—		240
Net earnings (loss) from discontinued operations	762	—	—		762
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings (loss) attributable to shareholders	$1,002	$—	$—		$1,002

Three months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,184	$—	$—		$1,184
Net investment income	88	—	—	(b)	88
Realized gains (losses) on securities	108	—	—		108
Income of managed investment entities:
Investment income	—	49	—		49
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(1)	(b)	(3)
Other income	23	—	(4)	(c)	19
Total revenues	1,403	47	(5)		1,445
Costs and Expenses:
Insurance benefits and expenses	1,180	—	—		1,180
Expenses of managed investment entities	—	47	(5)	(b)(c)	42
Interest charges on borrowed money and other expenses	83	—	—		83
Total costs and expenses	1,263	47	(5)		1,305
Earnings (loss) from continuing operations before income taxes	140	—	—		140
Provision (credit) for income taxes	37	—	—		37
Net earnings (loss) from continuing operations, including noncontrolling interests	103	—	—		103
Net earnings (loss) from discontinued operations	64	—	—		64
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(10)	—	—		(10)
Net earnings (loss) attributable to shareholders	$177	$—	$—		$177
(a)Includes income of $7 million in the second quarter of 2021 and less than $1 million in the second quarter of 2020, representing the change in fair value of AFG’s CLO investments plus $4 million in both the second quarter of 2021 and 2020, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $4 million in the second quarter of 2021 and $1 million in the second quarter of 2020, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$2,423	$—	$—		$2,423
Net investment income	364	—	(12)	(b)	352
Realized gains (losses) on:
Securities	120	—	—		120
Subsidiary	4	—	—		4
Income of managed investment entities:
Investment income	—	90	—		90
Gain (loss) on change in fair value of assets/liabilities	—	2	6	(b)	8
Other income	51	—	(8)	(c)	43
Total revenues	2,962	92	(14)		3,040
Costs and Expenses:
Insurance benefits and expenses	2,151	—	—		2,151
Expenses of managed investment entities	—	92	(14)	(b)(c)	78
Interest charges on borrowed money and other expenses	188	—	—		188
Total costs and expenses	2,339	92	(14)		2,417
Earnings (loss) from continuing operations before income taxes	623	—	—		623
Provision (credit) for income taxes	116	—	—		116
Net earnings (loss) from continuing operations, including noncontrolling interests	507	—	—		507
Net earnings (loss) from discontinued operations	914	—	—		914
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings (loss) attributable to shareholders	$1,421	$—	$—		$1,421

Six months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$2,393	$—	$—		$2,393
Net investment income	181	—	11	(b)	192
Realized gains (losses) on securities	(220)	—	—		(220)
Income of managed investment entities:
Investment income	—	108	—		108
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(14)	(b)	(16)
Other income	51	—	(8)	(c)	43
Total revenues	2,405	106	(11)		2,500
Costs and Expenses:
Insurance benefits and expenses	2,307	—	—		2,307
Expenses of managed investment entities	—	106	(11)	(b)(c)	95
Interest charges on borrowed money and other expenses	143	—	—		143
Total costs and expenses	2,450	106	(11)		2,545
Earnings (loss) from continuing operations before income taxes	(45)	—	—		(45)
Provision (credit) for income taxes	(4)	—	—		(4)
Net earnings (loss) from continuing operations, including noncontrolling interests	(41)	—	—		(41)
Net earnings (loss) from discontinued operations	(96)	—	—		(96)
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(13)	—	—		(13)
Net earnings (loss) attributable to shareholders	$(124)	$—	$—		$(124)
(a)Includes income of $12 million in the first six months of 2021 and losses of $11 million in the first six months of 2020, representing the change in fair value of AFG’s CLO investments plus $8 million in both the first six months of 2021 and the first six months of 2020, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million in the first six months of 2021 and $3 million in the first six months of 2020, in distributions recorded as interest expense by the CLOs.
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

In January 2021, AFG entered into a definitive agreement to sell its annuity business to MassMutual. Beginning with the first quarter of 2021 and through the May 31, 2021 effective date of the sale, the results of its annuity segment and the run-off life and long-term care operations are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued.

AFG recorded $762 million in non-core net earnings from its discontinued annuity operations in the second quarter of 2021, which includes a $697 million after tax gain on the sale, compared to $64 million in the second quarter of 2020. The first six months of 2021 include $914 million in non-core net earnings from the discontinued annuity operations compared to non-core net losses of $96 million in the first six months of 2020. See “Discontinued Annuity Operations” below for details of the impact of the discontinued annuity operations on AFG’s net earnings (loss) attributable to shareholders for the second quarter and first six months of 2021 and 2020.

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

AFG recorded non-core net losses of $32 million in the second quarter of 2020 and $39 million in the first six months of 2020 related to the run-off of the Neon business. In the second quarter of 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received on the sale of Neon. The Neon exited lines impact is highlighted in the discussion following the reconciliation of net earnings (loss) attributable to shareholders to core net operating earnings.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Components of net earnings (loss) attributable to shareholders:
Core operating earnings before income taxes	$252	$74	$510	$227
Pretax non-core items:
Realized gains (losses) on securities	43	108	120	(220)
Neon exited lines (*)	4	(42)	4	(52)
Other	(11)	—	(11)	—
Earnings (loss) before income taxes	288	140	623	(45)
Provision (credit) for income taxes:
Core operating earnings	47	14	99	42
Non-core items:
Realized gains (losses) on securities	9	23	25	(46)
Neon exited lines (*)	1	—	1	—
Other	(9)	—	(9)	—
Total provision (credit) for income taxes	48	37	116	(4)
Net earnings (loss) from continuing operations, including noncontrolling interests	240	103	507	(41)
Net earnings (loss) from discontinued operations	762	64	914	(96)
Less net earnings (loss) from continuing operations attributable to noncontrolling interests:
Neon exited lines (*)	—	(10)	—	(13)
Net earnings (loss) attributable to shareholders	$1,002	$177	$1,421	$(124)

Net earnings (loss):
Core net operating earnings	$205	$60	$411	$185
Realized gains (losses) on securities	34	85	95	(174)
Neon exited lines (*)	3	(32)	3	(39)
Other	(2)	—	(2)	—
Net earnings (loss) from continuing operations	240	113	507	(28)
Discontinued annuity operations	762	64	914	(96)
Net earnings (loss) attributable to shareholders	$1,002	$177	$1,421	$(124)

Diluted per share amounts:
Core net operating earnings	$2.39	$0.67	$4.78	$2.04
Realized gains (losses) on securities	0.40	0.95	1.10	(1.92)
Neon exited lines (*)	0.04	(0.36)	0.04	(0.43)
Other	(0.02)	—	(0.02)	—
Diluted per share amounts, continuing operations	2.81	1.26	5.90	(0.31)
Discontinued annuity operations	8.89	0.71	10.61	(1.07)
Net earnings (loss) attributable to shareholders	$11.70	$1.97	$16.51	$(1.38)
(*)As discussed above, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses). In the second quarter of 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received on the sale of Neon.

Net earnings attributable to shareholders were $1.00 billion in the second quarter of 2021 compared to $177 million in the second quarter of 2020. The improvement reflects higher core net operating earnings, higher net earnings from the discontinued annuity operations, non-core losses from the Neon exited lines in the second quarter of 2020 and lower net

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
realized gains on securities in the second quarter of 2021 compared to the second quarter of 2020. The discontinued annuity operations includes an after-tax gain from the sale of the annuity subsidiaries of $697 million in the second quarter of 2021. Core net operating earnings for the second quarter of 2021 increased $145 million compared to the second quarter of 2020 reflecting higher underwriting profit and net investment income in the property and casualty insurance segment, partially offset by higher holding company expenses. Realized gains (losses) on securities in the second quarter of 2021 and 2020 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders were $1.42 billion in the first six months of 2021 compared to a net loss of $124 million in the first six months of 2020. The improved results reflect higher core net operating earnings, net realized gains on securities in the first six months of 2021 compared to net realized losses in the first six months of 2020, non-core losses from the Neon exited lines in the 2020 period and net earnings from the discontinued annuity operations in the first six months of 2021 compared to a net loss in the first six months of 2020. The discontinued annuity operations includes an after-tax gain from the sale of the annuity subsidiaries of $656 million in the 2021 period (including $41 million in tax liabilities triggered by the pending sale in the first quarter of 2021). Core net operating earnings for the first six months of 2021 increased $226 million compared to the first six months of 2020 reflecting higher underwriting profit and net investment income in the property and casualty insurance segment, partially offset by higher interest charges on borrowed money and higher holding company expenses. Realized gains (losses) on securities in the first six months of 2021 and 2020 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2021 AND 2020

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2021 and 2020 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,250	$—	$—	$—	$1,250	$—	$1,250
Net investment income	143	22	(7)	6	164	—	164
Realized gains (losses) on:
Securities	—	—	—	—	—	43	43
Subsidiary	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	44	—	44	—	44
Gain (loss) on change in fair value of assets/liabilities	—	—	6	—	6	—	6
Other income	1	—	(4)	23	20	—	20
Total revenues	1,394	22	39	29	1,484	47	1,531

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	714	—	—	—	714	—	714
Commissions and other underwriting expenses	384	—	—	6	390	—	390
Interest charges on borrowed money	—	—	—	23	23	—	23
Expenses of MIEs	—	—	39	—	39	—	39
Other expenses	8	—	—	58	66	11	77
Total costs and expenses	1,106	—	39	87	1,232	11	1,243
Earnings (loss) from continuing operations before income taxes	288	22	—	(58)	252	36	288
Provision (credit) for income taxes	57	5	—	(15)	47	1	48
Net earnings (loss) from continuing operations, including noncontrolling interests	231	17	—	(43)	205	35	240
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings (Loss)	231	17	—	(43)	205
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	34	34	(34)	—
Discontinued operations, net of tax	—	762	—	—	762	—	762
Neon exited lines (b)	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings (Loss) Attributable to Shareholders	$234	$779	$—	$(11)	$1,002	$—	$1,002

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Three months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,123	$—	$—	$—	$1,123	$—	$61	$1,184
Net investment income	72	7	—	9	88	—	—	88
Realized gains (losses) on securities	—	—	—	—	—	108	—	108
Income of MIEs:
Investment income	—	—	49	—	49	—	—	49
Gain (loss) on change in fair value of assets/liabilities	—	—	(3)	—	(3)	—	—	(3)
Other income	3	(1)	(4)	21	19	—	—	19
Total revenues	1,198	6	42	30	1,276	108	61	1,445

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	705	—	—	—	705	—	66	771
Commissions and other underwriting expenses	366	—	—	5	371	—	38	409
Interest charges on borrowed money	—	—	—	23	23	—	—	23
Expenses of MIEs	—	—	42	—	42	—	—	42
Other expenses	11	5	—	45	61	—	(1)	60
Total costs and expenses	1,082	5	42	73	1,202	—	103	1,305
Earnings (loss) from continuing operations before income taxes	116	1	—	(43)	74	108	(42)	140
Provision (credit) for income taxes	22	—	—	(8)	14	23	—	37
Net earnings (loss) from continuing operations, including noncontrolling interests	94	1	—	(35)	60	85	(42)	103
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Core Net Operating Earnings (Loss)	94	1	—	(35)	60
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	85	85	(85)	—	—
Discontinued operations, net of tax	—	64	—	—	64	—	—	64
Neon exited lines (b)	(32)	—	—	—	(32)	—	32	—
Net Earnings (Loss) Attributable to Shareholders	$62	$65	$—	$50	$177	$—	$—	$177
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

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

AFG’s property and casualty insurance operations contributed $292 million in GAAP pretax earnings in the second quarter of 2021 compared to $74 million in the second quarter of 2020, an increase of $218 million (295%). Property and casualty core pretax earnings were $288 million in the second quarter of 2021 compared to $116 million in the second quarter of 2020, an increase of $172 million (148%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines in the second quarter of 2020. The increase in core pretax earnings reflects higher core underwriting profit in the second quarter of 2021 compared to the second quarter of 2020 and significantly higher net investment income. Improved results from alternative investments (partnerships and similar investments and AFG-managed CLOs) were partially offset by lower other net investment income, due primarily to lower short-term interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2021 and 2020 (dollars in millions):

	Three months ended June 30,
	2021	2020	% Change
Gross written premiums	$1,937	$1,539	26%
Reinsurance premiums ceded	(568)	(416)	37%
Net written premiums	1,369	1,123	22%
Change in unearned premiums	(119)	—	—%
Net earned premiums	1,250	1,123	11%
Loss and loss adjustment expenses	714	705	1%
Commissions and other underwriting expenses	384	366	5%
Core underwriting gain	152	52	192%

Net investment income	143	72	99%
Other income and expenses, net	(7)	(8)	(13%)
Core earnings before income taxes	288	116	148%
Pretax non-core Neon exited lines (*)	4	(42)	(110%)
GAAP earnings before income taxes and noncontrolling interests	$292	$74	295%
(*)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are treated as non-core earnings (losses). Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the three months ended June 30, 2020 (in millions):

	Three months ended June 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$1,539	$14	$1,553
Reinsurance premiums ceded	(416)	(6)	(422)
Net written premiums	1,123	8	1,131
Change in unearned premiums	—	53	53
Net earned premiums	1,123	61	1,184
Loss and loss adjustment expenses	705	66	771
Commissions and other underwriting expenses	366	38	404
Underwriting gain (loss)	52	(43)	9

Net investment income	72	—	72
Other income and expenses, net	(8)	1	(7)
Earnings (loss) before income taxes and noncontrolling interests	$116	$(42)	$74

	Three months ended June 30,
	2021	2020	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	57.2%	62.6%	(5.4%)
Underwriting expense ratio	30.7%	32.6%	(1.9%)
Combined ratio	87.9%	95.2%	(7.3%)

Aggregate — including exited lines
Loss and LAE ratio	57.2%	65.1%	(7.9%)
Underwriting expense ratio	30.7%	34.1%	(3.4%)
Combined ratio	87.9%	99.2%	(11.3%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.94 billion for the second quarter of 2021 compared to $1.55 billion for the second quarter of 2020, an increase of $384 million (25%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2021		2020
	GWP	%	GWP	%	% Change
Property and transportation	$851	44%	$611	39%	39%
Specialty casualty	897	46%	752	49%	19%
Specialty financial	189	10%	176	11%	7%
Total specialty	1,937	100%	1,539	99%	26%
Neon exited lines	—	—%	14	1%	(100%)
Aggregate	$1,937	100%	$1,553	100%	25%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for the second quarter of 2021 compared to 27% of gross written premiums for the second quarter of 2020, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2021		2020		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(287)	34%	$(185)	30%	4%
Specialty casualty	(305)	34%	(241)	32%	2%
Specialty financial	(30)	16%	(37)	21%	(5%)
Other specialty	54		47
Total specialty	(568)	29%	(416)	27%	2%
Neon exited lines	—	—%	(6)	43%	(43%)
Aggregate	$(568)	29%	$(422)	27%	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.37 billion for the second quarter of 2021 compared to $1.13 billion for the second quarter of 2020, an increase of $238 million (21%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2021		2020
	NWP	%	NWP	%	% Change
Property and transportation	$564	41%	$426	38%	32%
Specialty casualty	592	43%	511	45%	16%
Specialty financial	159	12%	139	12%	14%
Other specialty	54	4%	47	4%	15%
Total specialty	1,369	100%	1,123	99%	22%
Neon exited lines	—	—%	8	1%	(100%)
Aggregate	$1,369	100%	$1,131	100%	21%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.25 billion for the second quarter of 2021 compared to $1.18 billion for the second quarter of 2020, an increase of $66 million (6%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2021		2020
	NEP	%	NEP	%	% Change
Property and transportation	$453	36%	$390	33%	16%
Specialty casualty	588	47%	547	46%	7%
Specialty financial	157	13%	144	12%	9%
Other specialty	52	4%	42	4%	24%
Total specialty	1,250	100%	1,123	95%	11%
Neon exited lines	—	—%	61	5%	(100%)
Aggregate	$1,250	100%	$1,184	100%	6%

Gross written premiums for the second quarter of 2021 increased $384 million (25%) compared to the second quarter of 2020 reflecting an increase in each of the Specialty property and casualty insurance sub-segments due primarily to higher renewal rates and increased exposures. Overall average renewal rates increased approximately 9% in the second quarter of 2021. Excluding rate decreases in the workers’ compensation business, renewal pricing increased approximately 12%.

Property and transportation Gross written premiums increased $240 million (39%) in the second quarter of 2021 compared to the second quarter of 2020 due primarily to higher premiums in the transportation businesses, as a result of new accounts, combined with strong renewals and increased exposures in the alternative risk transfer business and higher premiums in the crop insurance business as a result of higher commodity futures pricing and timing differences in the writing of premiums. Average renewal rates increased approximately 7% for this group in the second quarter of 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points in the second quarter of 2021 compared to the second quarter of 2020 reflecting growth in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment and the impact of $3 million in reinsurance reinstatement premiums in the second quarter of 2021 related to a large property loss.

Specialty casualty Gross written premiums increased $145 million (19%) in the second quarter of 2021 compared to the second quarter of 2020. Significant renewal rate increases and new business opportunities contributed to higher premiums in the excess liability businesses. Higher renewal rates and increased exposures contributed to premium growth in the excess and surplus lines business. The executive liability and mergers and acquisitions businesses also contributed meaningfully to the year-over-year growth. Average renewal rates increased approximately 11% for this group in the second quarter of 2021. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 17%. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the second quarter of 2021 compared to the second quarter of 2020 reflecting growth in the excess

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
and surplus, mergers and acquisitions and environmental businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $13 million (7%) in the second quarter of 2021 compared to the second quarter of 2020 due primarily to renewal rate increases and new business opportunities within the lender services, surety and fidelity businesses. Average renewal rates increased approximately 8% for this group in the second quarter of 2021. Reinsurance premiums ceded as a percentage of gross written premiums decreased 5 percentage points in the second quarter of 2021 compared to the second quarter of 2020 reflecting lower cessions in the financial institutions business due to reduced premiums from collateral protection insurance that is 100% reinsured.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $7 million (15%) in the second quarter of 2021 compared to the second quarter of 2020, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Three months ended June 30,			Three months ended June 30,
	2021	2020	Change	2021	2020
Property and transportation
Loss and LAE ratio	58.2%	61.3%	(3.1%)
Underwriting expense ratio	28.4%	30.4%	(2.0%)
Combined ratio	86.6%	91.7%	(5.1%)
Underwriting profit				$62	$33

Specialty casualty
Loss and LAE ratio	61.9%	67.1%	(5.2%)
Underwriting expense ratio	26.0%	27.8%	(1.8%)
Combined ratio	87.9%	94.9%	(7.0%)
Underwriting profit				$71	$27

Specialty financial
Loss and LAE ratio	33.0%	44.9%	(11.9%)
Underwriting expense ratio	53.4%	55.5%	(2.1%)
Combined ratio	86.4%	100.4%	(14.0%)
Underwriting profit (loss)				$21	$—

Total Specialty
Loss and LAE ratio	57.2%	62.6%	(5.4%)
Underwriting expense ratio	30.7%	32.6%	(1.9%)
Combined ratio	87.9%	95.2%	(7.3%)
Underwriting profit				$153	$54

Aggregate — including exited lines
Loss and LAE ratio	57.2%	65.1%	(7.9%)
Underwriting expense ratio	30.7%	34.1%	(3.4%)
Combined ratio	87.9%	99.2%	(11.3%)
Underwriting profit				$152	$9

The Specialty property and casualty insurance operations generated an underwriting profit of $153 million in the second quarter of 2021 compared to $54 million in the second quarter of 2020, an increase of $99 million (183%). The higher underwriting profit in the second quarter of 2021 reflects higher underwriting profits in each of the Specialty property and casualty insurance sub-segments. Overall catastrophe losses were $10 million (0.9 points on the combined ratio) and related net reinstatement premiums were $1 million in the second quarter of 2021 compared to catastrophe losses of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
$26 million (2.3 points) in the second quarter of 2020. Underwriting results for the Specialty property and casualty insurance operations includes $2 million (0.2 points on the combined ratio) and $85 million (7.6 points) in COVID-19 related losses in the second quarter of 2021 and the second quarter of 2020, respectively.

Property and transportation Underwriting profit for this group was $62 million for the second quarter of 2021 compared to $33 million for the second quarter of 2020, an increase of $29 million (88%). This increase reflects higher underwriting profit in the crop, property and inland marine and transportation businesses. Catastrophe losses were $6 million (1.4 points on the combined ratio) compared to $15 million (3.8 points) in the second quarter of 2020. COVID-19 related losses for this group were $3 million (0.8 points on the combined ratio) in the second quarter of 2020.

Specialty casualty Underwriting profit for this group was $71 million for the second quarter of 2021 compared to $27 million for the second quarter of 2020, an increase of $44 million (163%). This increase reflects higher underwriting profitability in the excess and surplus lines, excess liability, targeted markets and executive liability businesses in the second quarter of 2021 compared to the second quarter of 2020. Catastrophe losses were $2 million (0.3 points on the combined ratio) compared to $6 million (0.9 points) in the second quarter of 2020. COVID-19 related losses for this group were $52 million (9.5 points on the combined ratio) in the second quarter of 2020, primarily in the workers’ compensation and executive liability businesses.

Specialty financial Underwriting profit for this group was $21 million for the second quarter of 2021 compared to an underwriting loss of less than $1 million in the second quarter of 2020, an increase of $21 million. This increase reflects higher year-over-year underwriting profitability in the trade credit business. Catastrophe losses were $2 million (1.8 points on the combined ratio) compared to $5 million (3.6 points) in the second quarter of 2020. COVID-19 related losses for this group were $2 million (1.3 points on the combined ratio) in the second quarter of 2021 compared to $30 million (21.1 points) in the second quarter of 2020, primarily related to trade credit insurance.

Other specialty This group reported an underwriting loss of $1 million in the second quarter of 2021 compared to $6 million in the second quarter of 2020, a decrease of $5 million (83%). This decrease reflects lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the second quarter of 2021 compared to the second quarter of 2020.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes an underwriting loss of $43 million at Neon the second quarter of 2020, due primarily to losses related to the COVID-19 pandemic. AFG also recorded adverse prior year reserve development of $1 million and $2 million in the second quarter of 2021 and 2020, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 57.2% for the second quarter of 2021 compared to 65.1% for the second quarter of 2020, a decrease of 7.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2021	2020	2021	2020	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$297	$249	65.6%	63.9%	1.7%
Prior accident years development	(40)	(28)	(8.8%)	(7.2%)	(1.6%)
Current year COVID-19 related losses	—	3	—%	0.8%	(0.8%)
Current year catastrophe losses	6	15	1.4%	3.8%	(2.4%)
Property and transportation losses and LAE and ratio	$263	$239	58.2%	61.3%	(3.1%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$381	$360	64.9%	66.0%	(1.1%)
Prior accident years development	(20)	(51)	(3.4%)	(9.3%)	5.9%
Current year COVID-19 related losses	—	52	0.1%	9.5%	(9.4%)
Current year catastrophe losses	2	6	0.3%	0.9%	(0.6%)
Specialty casualty losses and LAE and ratio	$363	$367	61.9%	67.1%	(5.2%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$60	$41	37.2%	28.2%	9.0%
Prior accident years development	(12)	(11)	(7.3%)	(8.0%)	0.7%
Current year COVID-19 related losses	2	30	1.3%	21.1%	(19.8%)
Current year catastrophe losses	2	5	1.8%	3.6%	(1.8%)
Specialty financial losses and LAE and ratio	$52	$65	33.0%	44.9%	(11.9%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$769	$677	61.5%	60.3%	1.2%
Prior accident years development	(68)	(85)	(5.4%)	(7.6%)	2.2%
Current year COVID-19 related losses	2	85	0.2%	7.6%	(7.4%)
Current year catastrophe losses	10	26	0.9%	2.3%	(1.4%)
Total Specialty losses and LAE and ratio	$713	$703	57.2%	62.6%	(5.4%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$769	$717	61.5%	60.7%	0.8%
Prior accident years development	(67)	(77)	(5.4%)	(6.5%)	1.1%
Current year COVID-19 related losses	2	105	0.2%	8.8%	(8.6%)
Current year catastrophe losses	10	26	0.9%	2.1%	(1.2%)
Aggregate losses and LAE and ratio	$714	$771	57.2%	65.1%	(7.9%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.5% for the second quarter of 2021 compared to 60.3% for the second quarter of 2020, an increase of 1.2 percentage points.

Property and transportation   The 1.7 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects growth in the crop operations, which has a higher loss and LAE ratio than many of the businesses in the property and transportation segment, a higher loss and LAE ratio in the ocean marine business due to higher claim frequency and severity in the second quarter of 2021 compared to the second quarter of 2020 and a higher loss and LAE ratio in the equine business due to higher claim severity in the second quarter of 2021 compared to the second quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 1.1 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios of the excess and surplus businesses due primarily to the earned impact of rate increases obtained in 2020 and the first six months of 2021, partially offset by an increase in the loss and LAE ratio of the executive liability business.

Specialty financial The 9.0 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $68 million in the second quarter of 2021 compared to $85 million in the second quarter of 2020, a decrease of $17 million (20%).

Property and transportation Net favorable reserve development of $40 million in the second quarter of 2021 reflects lower than anticipated claim frequency and severity in the transportation and agricultural businesses and lower than expected claim severity in the property and inland marine business. Net favorable reserve development of $28 million in the second quarter of 2020 reflects lower than anticipated claim frequency and severity in the transportation and agricultural businesses.

Specialty casualty Net favorable reserve development of $20 million in the second quarter of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the excess and surplus lines businesses, partially offset by higher than anticipated severity in general liability claims. Net favorable reserve development of $51 million in the second quarter of 2020 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses.

Specialty financial Net favorable reserve development of $12 million in the second quarter of 2021 reflects lower than anticipated claim frequency in the surety business and lower than expected claim frequency and severity in the financial institutions business. Net favorable reserve development of $11 million in the second quarter of 2020 reflects lower than anticipated claim frequency in the trade credit and surety businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $4 million in the second quarter of 2021 and $5 million in the second quarter of 2020, reflecting net adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $6 million in the second quarter of 2020 from the Neon exited lines and net adverse reserve development of $1 million and $2 million in the second quarter of 2021 and 2020, respectively, related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations recorded $2 million in reserve charges related to COVID-19 in the second quarter of 2021 primarily related to the economic slowdown impacting the trade credit business, and released approximately $4 million of accident year 2020 reserves based on loss experience. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 66% of the $96 million in COVID-19 related losses are held as incurred but not reported reserves at June 30, 2021. Underwriting results for the second quarter of 2020 include $85 million of reserve charges related to COVID-19. Approximately 70% of AFG’s 2020 COVID-19 related losses were reported in the worker’s compensation, executive liability and trade credit businesses, with the remainder spread across numerous other businesses.

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

AFG maintains comprehensive property catastrophe reinsurance coverage for its property and casualty insurance operations, including a $15 million per occurrence net retention, for losses up to $125 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $24 million for a single occurrence. AFG further maintains supplemental fully collateralized reinsurance coverage up to 94% of $325 million for catastrophe losses in excess of $125 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $10 million in the second quarter of 2021 resulted primarily from storms in multiple regions of the United States. Catastrophe losses of $26 million in the second quarter of 2020 resulted primarily from storms and tornadoes in multiple regions of the United States and included $4 million related to civil unrest.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $384 million in the second quarter of 2021 compared to $404 million for the second quarter of 2020, a decrease of $20 million (5%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 30.7% for the second quarter of 2021 compared to 34.1% for the second quarter of 2020, a decrease of 3.4 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2021		2020		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$128	28.4%	$118	30.4%	(2.0%)
Specialty casualty	154	26.0%	153	27.8%	(1.8%)
Specialty financial	84	53.4%	79	55.5%	(2.1%)
Other specialty	18	35.7%	16	37.3%	(1.6%)
Total specialty	384	30.7%	366	32.6%	(1.9%)
Neon exited lines	—		38
Aggregate	$384	30.7%	$404	34.1%	(3.4%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.0 percentage points in the second quarter of 2021 compared to the second quarter of 2020 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums on the ratio in the transportation businesses in the second quarter of 2021 compared to the second quarter of 2020.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.8 percentage points in the second quarter of 2021 compared to the second quarter of 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability and excess and surplus businesses and the impact of higher premiums on the ratio in the second quarter of 2021 compared to the second quarter of 2020.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.1 percentage points in the second quarter of 2021 compared to the second quarter of 2020 reflecting the impact of higher premiums on the ratio in the second quarter of 2021 compared to the second quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $143 million in the second quarter of 2021 compared to $72 million (excluding the Neon exited lines) in the second quarter of 2020, an increase of $71 million (99%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2021	2020	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$80	$85	$(5)	(6%)
Alternative investments	63	(13)	76	(585%)
Total net investment income	$143	$72	$71	99%

Average invested assets (at amortized cost)	$12,630	$11,454	$1,176	10%

Yield (net investment income as a % of average invested assets)	4.53%	2.51%	2.02%

Tax equivalent yield (*)	4.67%	2.64%	2.03%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the second quarter of 2021 compared to the second quarter of 2020 reflects significantly higher earnings from alternative investments (partnerships and similar investments and AFG-managed CLOs), partially offset by the effect of lower fixed maturity yields and lower short-term interest rates. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.53% for the second quarter of 2021 compared to 2.51% for the second quarter of 2020, an increase of 2.02 percentage points. The annualized return earned on alternative investments was 22.9% in the second quarter of 2021 compared to a negative return of 5.9% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $7 million for the second quarter of 2021 compared to $8 million for the second quarter of 2020, a decrease of $1 million (13%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2021	2020
Other income	$1	$3
Other expenses
Amortization of intangibles	1	3
Other	7	8
Total other expenses	8	11
Other income and expenses, net	$(7)	$(8)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred net income of $1 million in other income and expenses, net during the second quarter of 2020.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $69 million in the second quarter of 2021 compared to $43 million in the second quarter of 2020, an increase of $26 million (60%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $58 million in the second quarter of 2021 compared to $43 million in the second quarter of 2020, an increase of $15 million (35%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended June 30, 2021 and 2020 (dollars in millions):

	Three months ended June 30,
	2021	2020	% Change
Revenues:
Net investment income	$6	$9	(33%)
Other income — P&C fees	18	16	13%
Other income	5	5	—%
Total revenues	29	30	(3%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	6	5	20%
Other expense — expenses associated with P&C fees	12	11	9%
Other expenses (*)	46	34	35%
Costs and expenses, excluding interest charges on borrowed money	64	50	28%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(35)	(20)	75%
Interest charges on borrowed money	23	23	—%
Core loss before income taxes, excluding realized gains and losses	(58)	(43)	35%
Pretax non-core loss on pension settlement	(11)	—	—%
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(69)	$(43)	60%
(*)Excludes a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in the second quarter of 2021.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $6 million in the second quarter of 2021 compared to $9 million in the second quarter of 2020, a decrease of $3 million (33%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $3 million in the second quarter of 2021 compared to $7 million in the second quarter of 2020.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2021, AFG collected $18 million for these services compared to $16 million in the second quarter of 2020. Management views this fee income, net of the $12 million in the second quarter of 2021 and the $11 million in the second quarter of 2020, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the second quarter of 2021 and the second quarter of 2020, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million in both the second quarter of 2021 and the second quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $46 million in the second quarter of 2021 compared to $34 million in the second quarter of 2020, an increase of $12 million (35%), reflecting higher holding company expenses related to employee benefit plans that are tied to stock market performance and higher expenses associated with certain incentive compensation plans.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $23 million in both the second quarter of 2021 and in the second quarter of 2020. The following table details the principal amount of AFG’s long-term debt balances as of June 30, 2021 compared to June 30, 2020 (dollars in millions):

	June 30, 2021	June 30, 2020
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.25% Senior Notes due April 2030	300	300
5.125% Subordinated Debentures due December 2059	200	200
4.50% Subordinated Debentures due September 2060	200	—
6% Subordinated Debentures due November 2055	—	150
5.625% Subordinated Debentures due June 2060	150	150
5.875% Subordinated Debentures due March 2059	125	125
Other	3	3
Total principal amount of Holding Company Debt	$1,993	$1,943

Weighted Average Interest Rate	4.6%	4.8%

Interest expense was $23 million for both the second quarter of 2021 and the second quarter of 2020 and reflects the following financial transactions completed by AFG between March 31, 2020 and June 30, 2021:
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020

Holding Company and Other — Loss on Pension Settlement
In the second quarter of 2021, AFG settled pension liabilities related to a small former manufacturing operation resulting in a pretax non-core loss of $11 million.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $43 million in the second quarter of 2021 compared to $108 million in the second quarter of 2020, a decrease of $65 million (60%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2021	2020
Realized gains (losses) before impairments:
Disposals	$1	$1
Change in the fair value of equity securities	42	107
Change in the fair value of derivatives	—	—
	43	108

Change in allowance for impairments on securities	—	—
Realized gains (losses) on securities	$43	$108

The $42 million net realized gain from the change in the fair value of equity securities in the second quarter of 2021 includes gains of $16 million on investments in energy and natural gas companies, $9 million on investments in banks and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
financing companies, $7 million on investments in healthcare companies and $6 million on investments in media companies. The $107 million net realized gain from the change in the fair value of equity securities in the second quarter of 2020 includes gains of $32 million on investments in banks and financing companies, $18 million on investments in media companies, $10 million on investments in natural gas, $8 million on investments in insurance companies, $5 million on real estate investment trusts and $4 million on investments in energy companies.

Realized Gain on Subsidiary
In the second quarter of 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon. See “Results of Operations — General” for the discussion of the December 2019 decision to exit the Lloyd’s of London insurance market.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $48 million for the second quarter of 2021 compared to $37 million for the second quarter of 2020, an increase of $11 million (30%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

Consolidated Noncontrolling Interests in Continuing Operations
AFG’s consolidated net earnings (loss) from continuing operations attributable to noncontrolling interests was a net loss of $10 million for the second quarter of 2020, reflecting losses at Neon, which was sold in December 2020.

Real Estate Entities Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the annuity businesses to be sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired approximately $480 million in real-estate related partnerships and AFG parent acquired approximately $100 million of directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities and certain other expenses that will be retained from the annuity operations.

The retained real estate entities contributed $22 million in GAAP pretax earnings in the second quarter of 2021 compared to $7 million in the second quarter of 2020, an increase of $15 million (214%). This increase reflects higher earnings from the real-estate related partnerships in the second quarter of 2021 compared to the second quarter of 2020.

Discontinued Annuity Operations
AFG’s discontinued annuity operations contributed $83 million in GAAP pretax earnings (excluding the gain on the sale of the annuity operations) in the second quarter of 2021 compared to $78 million in the second quarter of 2020, an increase of $5 million (6%) reflecting the following:
•significantly higher earnings from partnerships and similar investments,
•the negative impact from the run-off of higher yielding investments and lower short-term interest rates, and
•lower net realized gains on securities in the second quarter of 2021 compared to the second quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before and after income taxes and the gain on the sale from its discontinued annuity operations for the three months ended June 30, 2021 and 2020 (dollars in millions):

	Three months ended June 30,
	2021 (*)	2020	% Change
Pretax annuity earnings historically reported as core operating earnings:
Pretax annuity earnings before items below	$44	$87	(49%)
Earnings (loss) on partnerships and similar investments	63	(46)	(237%)
Total pretax annuity earnings historically reported as core operating earnings	107	41	161%

Pretax amounts previously reported outside of annuity core earnings:
Impact of reinsurance, derivatives related to fixed indexed annuities (“FIAs”) and other impacts of changes in the stock market and interest rates on FIAs over or under option costs	(55)	(59)	(7%)
Realized gains (losses) on securities	31	96	(68%)
Run-off life and long-term care	—	—	—%
Total pretax amounts previously reported outside of annuity core earnings	(24)	37	(165%)
GAAP pretax earnings (loss) from discontinued annuity operations, excluding the gain on sale of discontinued annuity operations	83	78	6%
Provision (credit) for income taxes	18	14	29%
GAAP net earnings (loss) from discontinued annuity operations, excluding the gain on sale of discontinued annuity operations	65	64	2%
Gain on sale of discontinued annuity operations, net of tax	697	—	—%
GAAP net earnings (loss) from discontinued annuity operations	$762	$64	1,091%
(*)Results through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Segmented Statement of Earnings
Subsequent to the agreement to sell the Annuity subsidiaries, AFG reports its continuing operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings (loss) attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2021 and 2020 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$2,423	$—	$—	$—	$2,423	$—	$2,423
Net investment income	302	51	(12)	11	352	—	352
Realized gains (losses) on:
Securities	—	—	—	—	—	120	120
Subsidiary	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	90	—	90	—	90
Gain (loss) on change in fair value of assets/liabilities	—	—	8	—	8	—	8
Other income	5	—	(8)	46	43	—	43
Total revenues	2,730	51	78	57	2,916	124	3,040

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,381	—	—	—	1,381	—	1,381
Commissions and other underwriting expenses	756	—	—	14	770	—	770
Interest charges on borrowed money	—	—	—	47	47	—	47
Expenses of MIEs	—	—	78	—	78	—	78
Other expenses	17	1	—	112	130	11	141
Total costs and expenses	2,154	1	78	173	2,406	11	2,417
Earnings (loss) from continuing operations before income taxes	576	50	—	(116)	510	113	623
Provision (credit) for income taxes	113	11	—	(25)	99	17	116
Net earnings (loss) from continuing operations, including noncontrolling interests	463	39	—	(91)	411	96	507
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings (Loss)	463	39	—	(91)	411
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	95	95	(95)	—
Discontinued operations, net of tax	—	914	—	—	914	—	914
Neon exited lines (b)	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings (Loss) Attributable to Shareholders	$466	$953	$—	$2	$1,421	$—	$1,421

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Six months ended June 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$2,261	$—	$—	$—	$2,261	$—	$132	$2,393
Net investment income	171	19	11	(3)	198	—	(6)	192
Realized gains (losses) on securities	—	—	—	—	—	(220)	—	(220)
Income of MIEs:
Investment income	—	—	108	—	108	—	—	108
Gain (loss) on change in fair value of assets/liabilities	—	—	(16)	—	(16)	—	—	(16)
Other income	8	—	(8)	43	43	—	—	43
Total revenues	2,440	19	95	40	2,594	(220)	126	2,500

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,372	—	—	—	1,372	—	106	1,478
Commissions and other underwriting expenses	749	—	—	10	759	—	70	829
Interest charges on borrowed money	—	—	—	40	40	—	—	40
Expenses of MIEs	—	—	95	—	95	—	—	95
Other expenses	22	12	—	67	101	—	2	103
Total costs and expenses	2,143	12	95	117	2,367	—	178	2,545
Earnings (loss) from continuing operations before income taxes	297	7	—	(77)	227	(220)	(52)	(45)
Provision (credit) for income taxes	60	1	—	(19)	42	(46)	—	(4)
Net earnings (loss) from continuing operations, including noncontrolling interests	237	6	—	(58)	185	(174)	(52)	(41)
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Core Net Operating Earnings (Loss)	237	6	—	(58)	185
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(174)	(174)	174	—	—
Discontinued operations, net of tax	—	(94)	—	(2)	(96)	—	—	(96)
Neon exited lines (b)	(39)	—	—	—	(39)	—	39	—
Net Earnings (Loss) Attributable to Shareholders	$198	$(88)	$—	$(234)	$(124)	$—	$—	$(124)
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $580 million in GAAP pretax earnings in the first six months of 2021 compared to $245 million in the first six months of 2020, an increase of $335 million (137%). Property and casualty core pretax earnings were $576 million in the first six months of 2021 compared to $297 million in the first six months of 2020, an increase of $279 million (94%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines in the first six months of 2020. The increase in core pretax earnings reflects higher core underwriting profit in the first six months of 2021 compared to the first six months of 2020 and significantly higher net investment income. Improved results from alternative investments (partnerships and similar investments and AFG-managed CLOs) were partially offset by lower other net investment income, due primarily to lower short-term interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2021 and 2020 (dollars in millions):

	Six months ended June 30,
	2021	2020	% Change
Gross written premiums	$3,553	$3,065	16%
Reinsurance premiums ceded	(979)	(777)	26%
Net written premiums	2,574	2,288	13%
Change in unearned premiums	(151)	(27)	459%
Net earned premiums	2,423	2,261	7%
Loss and loss adjustment expenses	1,381	1,372	1%
Commissions and other underwriting expenses	756	749	1%
Core underwriting gain	286	140	104%

Net investment income	302	171	77%
Other income and expenses, net	(12)	(14)	(14%)
Core earnings before income taxes	576	297	94%
Pretax non-core Neon exited lines (*)	4	(52)	(108%)
GAAP earnings before income taxes and noncontrolling interests	$580	$245	137%
(*)   In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are treated as non-core earnings (losses). Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the six months ended June 30, 2020 (in millions):

	Six months ended June 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$3,065	$70	$3,135
Reinsurance premiums ceded	(777)	(63)	(840)
Net written premiums	2,288	7	2,295
Change in unearned premiums	(27)	125	98
Net earned premiums	2,261	132	2,393
Loss and loss adjustment expenses	1,372	106	1,478
Commissions and other underwriting expenses	749	70	819
Underwriting gain (loss)	140	(44)	96

Net investment income	171	(6)	165
Other income and expenses, net	(14)	(2)	(16)
Earnings (loss) before income taxes and noncontrolling interests	$297	$(52)	$245

	Six months ended June 30,
	2021	2020	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	57.0%	60.5%	(3.5%)
Underwriting expense ratio	31.2%	33.2%	(2.0%)
Combined ratio	88.2%	93.7%	(5.5%)

Aggregate — including exited lines
Loss and LAE ratio	57.0%	61.8%	(4.8%)
Underwriting expense ratio	31.2%	34.2%	(3.0%)
Combined ratio	88.2%	96.0%	(7.8%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.55 billion for the first six months of 2021 compared to $3.14 billion for the first six months of 2020, an increase of $418 million (13%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2021		2020
	GWP	%	GWP	%	% Change
Property and transportation	$1,371	38%	$1,105	35%	24%
Specialty casualty	1,801	51%	1,601	51%	12%
Specialty financial	381	11%	359	12%	6%
Total specialty	3,553	100%	3,065	98%	16%
Neon exited lines	—	—%	70	2%	(100%)
Aggregate	$3,553	100%	$3,135	100%	13%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 28% of gross written premiums for the first six months of 2021 compared to 27% of gross written premiums for the first six months of 2020, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2021		2020		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(404)	29%	$(293)	27%	2%
Specialty casualty	(621)	34%	(504)	31%	3%
Specialty financial	(61)	16%	(71)	20%	(4%)
Other specialty	107		91
Total specialty	(979)	28%	(777)	25%	3%
Neon exited lines	—	—%	(63)	90%	(90%)
Aggregate	$(979)	28%	$(840)	27%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.57 billion for the first six months of 2021 compared to $2.30 billion for the first six months of 2020, an increase of $279 million (12%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2021		2020
	NWP	%	NWP	%	% Change
Property and transportation	$967	38%	$812	35%	19%
Specialty casualty	1,180	46%	1,097	48%	8%
Specialty financial	320	12%	288	13%	11%
Other specialty	107	4%	91	4%	18%
Total specialty	2,574	100%	2,288	100%	13%
Neon exited lines	—	—%	7	—%	—%
Aggregate	$2,574	100%	$2,295	100%	12%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.42 billion for the first six months of 2021 compared to $2.39 billion for the first six months of 2020, an increase of $30 million (1%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2021		2020
	NEP	%	NEP	%	% Change
Property and transportation	$847	35%	$776	32%	9%
Specialty casualty	1,159	48%	1,103	46%	5%
Specialty financial	314	13%	300	13%	5%
Other specialty	103	4%	82	3%	26%
Total specialty	2,423	100%	2,261	94%	7%
Neon exited lines	—	—%	132	6%	(100%)
Aggregate	$2,423	100%	$2,393	100%	1%

The $418 million (13%) increase in gross written premiums for the first six months of 2021 compared to the first six months of 2020 reflects an increase in each of the Specialty property and casualty sub-segments due primarily to higher renewal rates and increased exposures. Overall average renewal rates increased approximately 10% in the first six months of 2021. Excluding the workers’ compensation business, renewal pricing increased approximately 13%.

Property and transportation Gross written premiums increased $266 million (24%) in the first six months of 2021 compared to the first six months of 2020 due primarily to higher premiums in the transportation businesses, as a result of new accounts, combined with strong renewals and increased exposures in the alternative risk transfer business and higher premiums in the crop insurance business as a result of higher commodity futures pricing and timing differences in the writing of premiums. Average renewal rates increased approximately 7% for this group in the first six months of 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the first six months of 2021 compared to the first six months of 2020 reflecting growth in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment and the impact of reinstatement premiums in the first six months of 2021 related to winter storms in Texas and a large property loss.

Specialty casualty Gross written premiums increased $200 million (12%) in the first six months of 2021 compared to the first six months of 2020. Significant renewal rate increases and new business opportunities contributed to higher premiums in the excess liability businesses. Higher renewal rates and increased exposures contributed to premium growth in the excess and surplus lines business. The executive liability and mergers and acquisitions businesses also contributed meaningfully to the year-over-year growth. These increases were partially offset by lower year-over-year premiums in the workers’ compensation businesses, which were primarily the result of lower renewal rates and decreased exposure bases. Average renewal rates increased approximately 13% for this group in the first six months of 2021. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 21%. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the first six months of 2021 compared to the first six months of 2020 reflecting growth in the excess liability, mergers and acquisitions and environmental businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $22 million (6%) in the first six months of 2021 compared to the first six months of 2020 due primarily to renewal rate increases and new business opportunities within the lender services, surety and fidelity businesses. Average renewal rates increased approximately 7% for this group in the first six months of 2021. Reinsurance premiums ceded as a percentage of gross written premiums decreased 4 percentage points for the first six months of 2021 compared to the first six months of 2020 reflecting lower cessions in the financial institutions business due to reduced premiums from collateral protection insurance that is 100% reinsured and lower cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $16 million (18%) in the first six months of 2021 compared to the first six months of 2020, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Six months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020
Property and transportation
Loss and LAE ratio	57.1%	61.4%	(4.3%)
Underwriting expense ratio	29.0%	30.9%	(1.9%)
Combined ratio	86.1%	92.3%	(6.2%)
Underwriting profit				$118	$60

Specialty casualty
Loss and LAE ratio	62.5%	64.1%	(1.6%)
Underwriting expense ratio	26.5%	28.7%	(2.2%)
Combined ratio	89.0%	92.8%	(3.8%)
Underwriting profit				$127	$79

Specialty financial
Loss and LAE ratio	33.5%	41.2%	(7.7%)
Underwriting expense ratio	51.9%	53.2%	(1.3%)
Combined ratio	85.4%	94.4%	(9.0%)
Underwriting profit				$46	$17

Total Specialty
Loss and LAE ratio	57.0%	60.5%	(3.5%)
Underwriting expense ratio	31.2%	33.2%	(2.0%)
Combined ratio	88.2%	93.7%	(5.5%)
Underwriting profit				$287	$143

Aggregate — including exited lines
Loss and LAE ratio	57.0%	61.8%	(4.8%)
Underwriting expense ratio	31.2%	34.2%	(3.0%)
Combined ratio	88.2%	96.0%	(7.8%)
Underwriting profit				$286	$96

The Specialty property and casualty insurance operations generated an underwriting profit of $287 million for the first six months of 2021 compared to $143 million for the first six months of 2020, an increase of $144 million (101%). The higher underwriting profit in the first six months of 2021 reflects higher underwriting profits in each of the Specialty property and casualty insurance sub-segments. Underwriting results for the Specialty property and casualty insurance operations include $11 million in COVID-19 related losses (0.5 points on the combined ratio) in the first six months of 2021 and $95 million in COVID-19 related losses (4.2 points) in the first six months of 2020. Catastrophe losses were $30 million (1.3 points on the combined ratio) and related net reinstatement premiums were $12 million in the first six months of 2021 compared to catastrophe losses of $35 million (1.5 points) in the first six months of 2020.

Property and transportation Underwriting profit for this group was $118 million for the first six months of 2021 compared to $60 million for the first six months of 2020, an increase of $58 million (97%). This increase reflects higher underwriting profit in the transportation, property and inland marine and crop businesses. Catastrophe losses were $20 million (2.4 points on the combined ratio), primarily the result of winter storms in Texas, and related net reinstatement premiums were $9 million in the first six months of 2021 compared to catastrophe losses of $23 million (3.0 points) in the first six months of 2020. COVID-19 related losses for this group were $6 million (0.7 points) in the first six months of 2020.

Specialty casualty Underwriting profit for this group was $127 million for the first six months of 2021 compared to $79 million for the first six months of 2020, an increase of $48 million (61%). This increase reflects higher underwriting profitability in the excess and surplus lines and excess liability businesses, partially offset by lower favorable prior year reserve development in the workers’ compensation business in the first six months of 2021 compared to the first six months of 2020. COVID-19 related losses were $7 million (0.6 points on the combined ratio) in the first six months of 2021 compared to $59 million (5.3 points) in the first six months of 2020, primarily in the workers’ compensation and executive liability businesses. Catastrophe losses were $3 million (0.3 points on the combined ratio) and related reinstatement

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
premiums were $1 million in the first six months of 2021 compared to catastrophe losses of $6 million (0.5 points) in the first six months of 2020.

Specialty financial Underwriting profit for this group was $46 million for the first six months of 2021 compared to $17 million for the first six months of 2020, an increase of $29 million (171%). This increase reflects higher year-over-year underwriting profitability in the trade credit and financial institutions businesses. COVID-19 related losses were $4 million (1.4 points on the combined ratio) in the first six months of 2021 compared to $30 million (10.2 points), primarily related to trade credit insurance. Catastrophe losses were $6 million (2.0 points on the combined ratio) and related net reinstatement premiums were $2 million in the first six months of 2021 compared to catastrophe losses of $6 million (2.0 points) in the first six months of 2020.

Other specialty This group reported an underwriting loss of $4 million for the first six months of 2021 compared to $13 million in the first six months of 2020, a decrease of $9 million (69%). This decrease reflects lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first six months of 2021 compared to the first six months of 2020.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes an underwriting loss of $44 million at Neon in the first six months of 2020, due primarily to losses related to the COVID-19 pandemic. AFG also recorded adverse prior year reserve development of $1 million and $3 million in the first six months of 2021 and 2020, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 57.0% for the first six months of 2021 compared to 61.8% for the first six months of 2020, a decrease of 4.8 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2021	2020	2021	2020	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$547	$499	64.5%	64.4%	0.1%
Prior accident years development	(83)	(52)	(9.8%)	(6.7%)	(3.1%)
Current year COVID-19 related losses	—	6	—%	0.7%	(0.7%)
Current year catastrophe losses	20	23	2.4%	3.0%	(0.6%)
Property and transportation losses and LAE and ratio	$484	$476	57.1%	61.4%	(4.3%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$743	$717	64.1%	65.0%	(0.9%)
Prior accident years development	(29)	(75)	(2.5%)	(6.7%)	4.2%
Current year COVID-19 related losses	7	59	0.6%	5.3%	(4.7%)
Current year catastrophe losses	3	6	0.3%	0.5%	(0.2%)
Specialty casualty losses and LAE and ratio	$724	$707	62.5%	64.1%	(1.6%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$115	$101	36.4%	33.5%	2.9%
Prior accident years development	(20)	(13)	(6.3%)	(4.5%)	(1.8%)
Current year COVID-19 related losses	4	30	1.4%	10.2%	(8.8%)
Current year catastrophe losses	6	6	2.0%	2.0%	—%
Specialty financial losses and LAE and ratio	$105	$124	33.5%	41.2%	(7.7%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$1,466	$1,372	60.5%	60.6%	(0.1%)
Prior accident years development	(127)	(133)	(5.3%)	(5.8%)	0.5%
Current year COVID-19 related losses	11	95	0.5%	4.2%	(3.7%)
Current year catastrophe losses	30	35	1.3%	1.5%	(0.2%)
Total Specialty losses and LAE and ratio	$1,380	$1,369	57.0%	60.5%	(3.5%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$1,466	$1,447	60.5%	60.5%	—%
Prior accident years development	(126)	(119)	(5.3%)	(5.0%)	(0.3%)
Current year COVID-19 related losses	11	115	0.5%	4.8%	(4.3%)
Current year catastrophe losses	30	35	1.3%	1.5%	(0.2%)
Aggregate losses and LAE and ratio	$1,381	$1,478	57.0%	61.8%	(4.8%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.5% for the first six months of 2021 compared to 60.6% for the first six months of 2020, a decrease of 0.1 percentage points.

Property and transportation   The 0.1 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects growth in the crop operations, which has a higher loss and LAE ratio than many of the businesses in the property and transportation segment and a higher loss and LAE ratio in the equine business due to higher claim severity in the first six months of 2021 compared to the first six months of 2020, partially offset by a lower loss and LAE ratio of the aviation business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 0.9 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios of the excess and surplus businesses, partially offset by an increase in the loss and LAE ratio of the executive liability business.

Specialty financial   The 2.9 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $127 million in the first six months of 2021 compared to $133 million in the first six months of 2020, a decrease of $6 million (5%).

Property and transportation Net favorable reserve development of $83 million in the first six months of 2021 reflects lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine business, partially offset by higher than expected claim frequency and severity in the equine business. Net favorable reserve development of $52 million in the first six months of 2020 reflects lower than expected claim frequency and severity in the agricultural businesses and lower than anticipated claim frequency and severity in the transportation businesses.

Specialty casualty Net favorable reserve development of $29 million in the first six months of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the general liability, targeted markets and professional liability businesses. Net favorable reserve development of $75 million in the first six months of 2020 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business, partially offset by higher than expected claim frequency and severity in the excess and surplus businesses.

Specialty financial Net favorable reserve development of $20 million in the first six months of 2021 reflects lower than anticipated claim frequency in the surety business and lower than expected claim frequency and severity in the financial institutions business. Net favorable reserve development of $13 million in the first six months of 2020 reflects lower than anticipated claim frequency in the trade credit and surety businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $5 million in the first six months of 2021 and $7 million in the first six months of 2020, reflecting net adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $11 million in the first six months of 2020 from the Neon exited lines and net adverse reserve development of $1 million in the first six months of 2021 and $3 million in the first six months of 2020 related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations recorded $11 million in reserve charges related to COVID-19 in the first six months of 2021 primarily related to the workers’ compensation and trade credit businesses, and released approximately $10 million of accident year 2020 reserves based on loss experience. Underwriting results for the first six months of 2020 include $95 million of reserve charges related to COVID-19. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 66% of the $96 million in COVID-19 related losses are held as incurred but not reported reserves at June 30, 2021.

In addition, COVID-19 related losses were the primary driver of the underwriting loss recorded in the Neon exited lines for the first six months of 2020.

Catastrophe losses
Catastrophe losses of $30 million in the first six months of 2021 resulted primarily from storms in in multiple regions of the United States, including the winter storms in Texas. Catastrophe losses of $35 million in the first six months of 2020

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
resulted primarily from storms and tornadoes in multiple regions of the United States and included $4 million related to civil unrest.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $756 million in the first six months of 2021 compared to $819 million for the first six months of 2020, a decrease of $63 million (8%). AFG’s underwriting expense ratio was 31.2% for the first six months of 2021 compared to 34.2% for the first six months of 2020, a decrease of 3.0 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2021		2020		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$245	29.0%	$240	30.9%	(1.9%)
Specialty casualty	308	26.5%	317	28.7%	(2.2%)
Specialty financial	163	51.9%	159	53.2%	(1.3%)
Other specialty	40	39.0%	33	40.4%	(1.4%)
Total Specialty	756	31.2%	749	33.2%	(2.0%)
Neon exited lines	—		70
Aggregate	$756	31.2%	$819	34.2%	(3.0%)
Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.9 percentage points in the first six months of 2021 compared to the first six months of 2020 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums on the ratio in the transportation businesses in the first six months of 2021 compared to the first six months of 2020.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.2 percentage points in the first six months of 2021 compared to the first six months of 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability and excess and surplus businesses and the impact of higher premiums on the ratio in the first six months of 2021 compared to the first six months of 2020.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.3 percentage points in the first six months of 2021 compared to the first six months of 2020 reflecting the impact of higher premiums on the ratio in the first six months of 2021 compared to the first six months of 2020.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $302 million in the first six months of 2021 compared to $171 million (excluding the Neon exited lines) in the first six months of 2020, an increase of $131 million (77%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2021	2020	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$162	$181	$(19)	(10%)
Alternative investments	140	(10)	150	(1,500%)
Total net investment income	$302	$171	$131	77%

Average invested assets (at amortized cost)	$12,539	$11,509	$1,030	9%

Yield (net investment income as a % of average invested assets)	4.82%	2.97%	1.85%

Tax equivalent yield (*)	4.96%	3.10%	1.86%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The property and casualty insurance segment’s increase in net investment income for the first six months of 2021 compared to the first six months of 2020 reflects significantly higher earnings from alternative investments (partnerships and similar investments and AFG-managed CLOs), partially offset by the effect of lower fixed maturity yields, lower short-term interest rates and lower dividend income. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.82% for the first six months of 2021 compared to 2.97% for the first six months of 2020, an increase of 1.85 percentage points. The annualized return earned on alternative investments was 26.3% in the first six months of 2021 compared to a negative return of 2.3% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $6 million loss in the first six months of 2020 in net investment income, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $12 million for the first six months of 2021 compared to $14 million for the first six months of 2020, a decrease of $2 million (14%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2021	2020
Other income	$5	$8
Other expenses
Amortization of intangibles	4	6
Other	13	16
Total other expense	17	22
Other income and expenses, net	$(12)	$(14)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $2 million in other income and expenses, net during the first six months of 2020.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $127 million in the first six months of 2021 compared to $77 million in the first six months of 2020, an increase of $50 million (65%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $116 million in the first six months of 2021 compared to $77 million in the first six months of 2020, an increase of $39 million (51%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the six months ended June 30, 2021 and 2020 (dollars in millions):

	Six months ended June 30,
	2021	2020	% Change
Revenues:
Net investment income	$11	$(3)	(467%)
Other income — P&C fees	37	33	12%
Other income	9	10	(10%)
Total revenues	57	40	43%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	14	10	40%
Other expense — expenses associated with P&C fees	23	23	—%
Other expenses (*)	89	44	102%
Costs and expenses, excluding interest charges on borrowed money	126	77	64%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(69)	(37)	86%
Interest charges on borrowed money	47	40	18%
Core loss from continuing operations before income taxes, excluding realized gains and losses	(116)	(77)	51%
Pretax non-core loss on pension settlement	(11)	—	—%
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(127)	$(77)	65%
(*)Excludes a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in the second quarter of 2021.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $11 million in the first six months of 2021 compared to a net investment loss of $3 million in the first six months of 2020, a change of $14 million (467%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $6 million in the first six months of 2021 compared to a decrease in value of $6 million in the first six months of 2020.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2021, AFG collected $37 million in fees for these services compared to $33 million in the first six months of 2020. Management views this fee income, net of the $23 million in both the first six months of 2021 and the first six months of 2020, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $8 million in both the first six months of 2021 and the first six months of 2020, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million in the first six months of 2021 compared to $2 million the first six months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $89 million in the first six months of 2021 compared to $44 million the first six months of 2020, an increase of $45 million (102%) reflecting higher holding company expenses related to employee benefit plans that are tied to stock market performance and higher expenses associated with certain incentive compensation plans.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $47 million in the first six months of 2021 compared to $40 million in the first six months of 2020, an increase of $7 million (18%), reflecting higher average indebtedness.

The increase in interest expense for the first six months of 2021 as compared to the first six months of 2020 reflects the following financial transactions completed by AFG between January 1, 2020 and June 30, 2021:
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020

Holding Company and Other — Loss on Pension Settlement
In the second quarter of 2021, AFG settled pension liabilities related to a small former manufacturing operation resulting in a pretax non-core loss of $11 million.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $120 million in the first six months of 2021 compared to net losses of $220 million in the first six months of 2020, a change of $340 million (155%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2021	2020
Realized gains (losses) before impairments:
Disposals	$2	$4
Change in the fair value of equity securities	119	(211)
Change in the fair value of derivatives	(2)	1
	119	(206)

Change in allowance for impairments on securities	1	(14)
Realized gains (losses) on securities	$120	$(220)

The $119 million net realized gain from the change in the fair value of equity securities in the first six months of 2021 includes gains of $31 million on investments in energy and natural gas companies, $24 million on investments in healthcare companies, $19 million on investments in banks and financing companies and $19 million on investments in media companies. The $211 million net realized loss from the change in the fair value of equity securities in the first six months of 2020 includes losses of $58 million on investments in banks and financing companies, $44 million from investments in media companies, $26 million on investments in natural gas companies, $21 million on real estate investment trusts, $14 million on investments in energy companies and $10 million on insurance companies.

Realized Gain on Subsidiary
In the second quarter of 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon. See “Results of Operations — General” for the discussion of the December 2019 decision to exit the Lloyd’s of London insurance market.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision (credit) for income taxes on continuing operations was a provision of $116 million for the first six months of 2021 compared to a credit of $4 million for the first six months of 2020, a change of $120 million (3,000%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Noncontrolling Interests in Continuing Operations
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss $13 million for the first six months of 2020 reflecting losses at Neon, which was sold in December 2020.

Real Estate Entities Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the annuity businesses to be sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired approximately $480 million in real-estate related partnerships and AFG parent acquired approximately $100 million of directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities and certain other expenses that will be retained from the annuity operations.

The retained real estate entities contributed $51 million in GAAP pretax earnings in the first six months of 2021 compared to $19 million in the first six months of 2020, an increase of $32 million (168%). This increase reflects higher earnings from the real-estate related partnerships in the first six months of 2021 compared to the first six months of 2020.

Discontinued Annuity Operations
AFG’s discontinued annuity operations contributed $324 million in GAAP pretax earnings (excluding the gain on the sale of the annuity operations) in the first six months of 2021 compared to a pretax net loss of $125 million in the first six months of 2020, a change of $449 million (359%) reflecting the following:
•net realized gains on securities in the first six months of 2021 compared to net realized losses in the first six months of 2020,
•significantly higher earnings from partnerships and similar investments,
•the negative impact from the run-off of higher yielding investments and lower short-term interest rates,
•the positive impact of strong stock market performance in the first six months of 2021 compared to the unfavorable impact of the decline in stock market performance in the first six months of 2020,
•the negative impact of lower than expected interest rates in both the first six months of 2021 and the first six months of 2020 on the accounting for fixed indexed annuities (“FIAs”), and
•the negative impact of the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts in the first six months of 2021.

The following table details AFG’s earnings (loss) before and after income taxes and the gain on the sale from its discontinued annuity operations for the six months ended June 30, 2021 and 2020 (dollars in millions):

	Six months ended June 30,
	2021 (*)	2020	% Change
Pretax annuity earnings historically reported as core operating earnings:
Pretax annuity earnings before items below	$106	$166	(36%)
Earnings on partnerships and similar investments	139	(64)	(317%)
Total pretax annuity earnings historically reported as core operating earnings	245	102	140%

Pretax amounts previously reported outside of annuity core earnings:
Impact of reinsurance, derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs	(33)	(97)	(66%)
Realized gains (losses) on securities	112	(127)	(188%)
Run-off life and long-term care	—	(3)	(100%)
Total pretax amounts previously reported outside of annuity core earnings	79	(227)	(135%)
GAAP pretax earnings (loss) from discontinued annuity operations, excluding the gain on the sale of the discontinued annuity operations	324	(125)	(359%)
Provision (credit) for income taxes	66	(29)	(328%)
GAAP net earnings (loss) from discontinued annuity operations, excluding the sale of the discontinued annuity operations	258	(96)	(369%)
Gain on sale of discontinued annuity operations, net of tax	656	—	—%
GAAP net earnings (loss) from discontinued annuity operations	$914	$(96)	(1,052%)
(*)Results through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2021, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2020 Form 10-K.

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2021 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter	1,757,702	$108.98		1,757,702	3,710,904
Second quarter:
April	94,273	$115.07		94,273	3,616,631
May	447,048	128.39		447,048	8,169,583
June	375,199	121.99		375,199	7,794,384
Total	2,674,222	$114.26	(a)	2,674,222
(a)In June 2021, AFG paid a special dividend of $14.00 per share of its Common Stock. The average price paid per share adjusted for the special dividend was $102.23 for the six months ended June 2021.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021. In May 2021, AFG’s Board of Directors authorized the repurchase of five million additional shares.

In addition, AFG acquired 76,984 shares of its Common Stock (at an average of $106.58 per share) in the first quarter of 2021, 274 shares of its Common Stock (at $114.09 per share) in April 2021, 13,418 shares (at an average of $132.45 per share) in May 2021 and 688 shares (at $123.18 per share) in June 2021 in connection with its stock incentive plans.

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

American Financial Group, Inc.

August 6, 2021	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer