Form 10-Q
period 2021-09-30
AMERICAN FINANCIAL GROUP INC
filed 2021-11-05
CIK 1042046

____________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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
As of November 1, 2021, there were 84,807,882 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.
____________________________________________________________________________________________

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$2,833	$1,665
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,211 and $8,812; allowance for expected credit losses of $9 and $12)	10,427	9,084
Fixed maturities, trading at fair value	29	24
Equity securities, at fair value	993	889
Investments accounted for using the equity method	1,407	1,235
Mortgage loans	537	377
Real estate and other investments	161	220
Total cash and investments	16,387	13,494
Recoverables from reinsurers	3,523	3,288
Prepaid reinsurance premiums	1,028	768
Agents’ balances and premiums receivable	1,492	1,229
Deferred policy acquisition costs	262	244
Assets of managed investment entities	5,130	4,971
Other receivables	1,097	678
Other assets	847	977
Goodwill	176	176
Assets of discontinued annuity operations	—	47,885
Total assets	$29,942	$73,710

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,991	$10,392
Unearned premiums	3,415	2,803
Payable to reinsurers	1,146	807
Liabilities of managed investment entities	5,034	4,914
Long-term debt	1,964	1,963
Other liabilities	2,152	1,584
Liabilities of discontinued annuity operations	—	44,458
Total liabilities	24,702	66,921

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 84,795,008 and 86,345,246 shares outstanding	85	86
Capital surplus	1,315	1,281
Retained earnings	3,680	4,149
Accumulated other comprehensive income, net of tax	160	1,273
Total shareholders’ equity	5,240	6,789
Noncontrolling interests	—	—
Total equity	5,240	6,789
Total liabilities and equity	$29,942	$73,710

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Property and casualty insurance net earned premiums	$1,529	$1,381	$3,952	$3,774
Net investment income	169	122	521	314
Realized gains (losses) on:
Securities	(17)	23	103	(197)
Subsidiaries	—	(30)	4	(30)
Income of managed investment entities:
Investment income	45	46	135	154
Gain (loss) on change in fair value of assets/liabilities	1	(5)	9	(21)
Other income	27	19	70	62
Total revenues	1,754	1,556	4,794	4,056

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	954	963	2,335	2,441
Commissions and other underwriting expenses	417	406	1,187	1,235
Interest charges on borrowed money	24	24	71	64
Expenses of managed investment entities	37	34	115	129
Other expenses	55	89	196	192
Total costs and expenses	1,487	1,516	3,904	4,061
Earnings (loss) from continuing operations before income taxes	267	40	890	(5)
Provision (credit) for income taxes	48	(48)	164	(52)
Net earnings from continuing operations, including noncontrolling interests	219	88	726	47
Net earnings (loss) from discontinued operations	—	76	914	(20)
Net earnings, including noncontrolling interests	219	164	1,640	27
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	(13)
Net Earnings Attributable to Shareholders	$219	$164	$1,640	$40

Earnings (Loss) Attributable to Shareholders per Basic Common Share from:
Continuing operations	$2.57	$1.00	$8.52	$0.67
Discontinued operations	—	0.86	10.72	(0.22)
Total basic earnings attributable to shareholders	$2.57	$1.86	$19.24	$0.45
Earnings (Loss) Attributable to Shareholders per Diluted Common Share:
Continuing operations	$2.56	$1.00	$8.45	$0.66
Discontinued operations	—	0.86	10.66	(0.21)
Total diluted earnings attributable to shareholders	$2.56	$1.86	$19.11	$0.45
Average number of Common Shares:
Basic	84.8	88.2	85.2	89.4
Diluted	85.2	88.5	85.8	89.9

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net earnings, including noncontrolling interests	$219	$164	$1,640	$27

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(29)	194	(177)	350
Reclassification adjustment for realized (gains) losses included in net earnings	2	(12)	(16)	—
Reclassification adjustment for unrealized gains of subsidiaries sold	—	—	(884)	—
Total net unrealized gains (losses) on securities	(27)	182	(1,077)	350
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	—	1	(1)	49
Reclassification adjustment for investment income included in net earnings	—	(7)	(11)	(25)
Reclassification adjustment for unrealized gains on cash flow hedges of subsidiaries sold	—	—	(29)	—
Total net unrealized gains (losses) on cash flow hedges	—	(6)	(41)	24
Foreign currency translation adjustments	(3)	—	(3)	(6)
Pension and other postretirement plans adjustments (“OPRP”):
Unrealized holding losses on pension and OPRP arising during the period	—	—	(1)	—
Reclassification adjustment for pension settlement loss included in net earnings	—	—	9	—
Total pension and OPRP adjustments	—	—	8	—
Other comprehensive income (loss), net of tax	(30)	176	(1,113)	368

Total comprehensive income, net of tax	189	340	527	395
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(11)
Comprehensive income attributable to shareholders	$189	$340	$527	$406

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
				Accumulated
	Common	Common Stock and Capital	Retained	Other Comprehensive		Noncontrolling	Total
	Shares	Surplus	Earnings	Income	Total	Interests	Equity
Balance at June 30, 2021	84,713,927	$1,388	$4,023	$190	$5,601	$—	$5,601
Net earnings	—	—	219	—	219	—	219
Other comprehensive loss	—	—	—	(30)	(30)	—	(30)
Dividends ($6.50 per share)	—	—	(551)	—	(551)	—	(551)
Shares issued:
Exercise of stock options	153,842	6	—	—	6	—	6
Restricted stock awards	—	—	—	—	—	—	—
Other benefit plans	17,029	2	—	—	2	—	2
Dividend reinvestment plan	6,272	1	—	—	1	—	1
Stock-based compensation expense	—	4	—	—	4	—	4
Shares acquired and retired	(94,960)	(1)	(11)	—	(12)	—	(12)
Shares exchanged — benefit plans	(562)	—	—	—	—	—	—
Forfeitures of restricted stock	(540)	—	—	—	—	—	—
Balance at September 30, 2021	84,795,008	$1,400	$3,680	$160	$5,240	$—	$5,240

Balance at June 30, 2020	88,659,407	$1,388	$3,685	$1,053	$6,126	$—	$6,126
Net earnings	—	—	164	—	164	—	164
Other comprehensive income	—	—	—	176	176	—	176
Dividends ($0.45 per share)	—	—	(39)	—	(39)	—	(39)
Shares issued:
Exercise of stock options	19,865	1	—	—	1	—	1
Restricted stock awards	—	—	—	—	—	—	—
Other benefit plans	38,822	2	—	—	2	—	2
Dividend reinvestment plan	2,901	1	—	—	1	—	1
Stock-based compensation expense	—	5	—	—	5	—	5
Shares acquired and retired	(1,447,588)	(23)	(73)	—	(96)	—	(96)
Shares exchanged — benefit plans	(1,337)	—	—	—	—	—	—
Forfeitures of restricted stock	(5,488)	—	—	—	—	—	—
Other	—	(4)	—	4	—	—	—
Balance at September 30, 2020	87,266,582	$1,370	$3,737	$1,233	$6,340	$—	$6,340

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Income	Total	Interests	Equity	Interests
Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789	$—	$6,789
Net earnings	—	—	1,640	—	1,640	—	1,640
Other comprehensive loss	—	—	—	(1,113)	(1,113)	—	(1,113)
Dividends ($21.50 per share)	—	—	(1,826)	—	(1,826)	—	(1,826)
Shares issued:
Exercise of stock options	1,118,586	55	—	—	55	—	55
Restricted stock awards	207,020	—	—	—	—	—	—
Other benefit plans	60,494	7	—	—	7	—	7
Dividend reinvestment plan	42,926	5	—	—	5	—	5
Stock-based compensation expense	—	11	—	—	11	—	11
Shares acquired and retired	(2,769,182)	(44)	(274)	—	(318)	—	(318)
Shares exchanged — benefit plans	(91,926)	(1)	(9)	—	(10)	—	(10)
Forfeitures of restricted stock	(118,156)	—	—	—	—	—	—
Balance at September 30, 2021	84,795,008	$1,400	$3,680	$160	$5,240	$—	$5,240

Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net earnings (loss)	—	—	40	—	40	—	40	(13)
Other comprehensive income	—	—	—	366	366	—	366	2
Dividends ($1.35 per share)	—	—	(120)	—	(120)	—	(120)	—
Shares issued:
Exercise of stock options	229,208	10	—	—	10	—	10	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	105,318	7	—	—	7	—	7	—
Dividend reinvestment plan	7,251	1	—	—	1	—	1	—
Stock-based compensation expense	—	15	—	—	15	—	15	—
Shares acquired and retired	(3,468,107)	(54)	(179)	—	(233)	—	(233)	—
Shares exchanged — benefit plans	(97,731)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(40,910)	—	—	—	—	—	—	—
Other	—	(4)	(11)	4	(11)	—	(11)	11
Balance at September 30, 2020	87,266,582	$1,370	$3,737	$1,233	$6,340	$—	$6,340	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2021	2020
Operating Activities:
Net earnings, including noncontrolling interests	$1,640	$27
Adjustments:
Depreciation and amortization	160	248
Annuity benefits	377	905
Realized (gains) losses on investing activities	(1,111)	332
Net (purchases) sales of trading securities	(6)	18
Deferred annuity and life policy acquisition costs	(98)	(112)
Change in:
Reinsurance and other receivables	(987)	(597)
Other assets	238	120
Insurance claims and reserves	1,204	702
Payable to reinsurers	339	163
Other liabilities	88	(220)
Managed investment entities’ assets/liabilities	(78)	99
Other operating activities, net	(341)	11
Net cash provided by operating activities	1,425	1,696

Investing Activities:
Purchases of:
Fixed maturities	(6,907)	(7,817)
Equity securities	(110)	(354)
Mortgage loans	(179)	(197)
Equity index options and other investments	(313)	(699)
Real estate, property and equipment	(53)	(41)
Proceeds from:
Maturities and redemptions of fixed maturities	4,075	4,114
Repayments of mortgage loans	27	48
Sales of fixed maturities	690	3,123
Sales of equity securities	462	421
Sales and settlements of equity index options and other investments	562	673
Sales of real estate, property and equipment	25	7
Sales of businesses	3,547	—
Cash and cash equivalents of businesses sold	(2,060)	—
Managed investment entities:
Purchases of investments	(1,480)	(878)
Proceeds from sales and redemptions of investments	1,579	818
Other investing activities, net	32	10
Net cash used in investing activities	(103)	(772)

Financing Activities:
Annuity receipts	2,403	2,968
Ceded annuity receipts	(311)	(246)
Annuity surrenders, benefits and withdrawals	(1,931)	(2,506)
Ceded annuity surrenders, benefits and withdrawals	282	—
Net transfers from variable annuity assets	34	44
Additional long-term borrowings	—	635
Issuances of managed investment entities’ liabilities	1,665	30
Retirements of managed investment entities’ liabilities	(1,701)	(79)
Issuances of Common Stock	60	15
Repurchases of Common Stock	(318)	(233)
Cash dividends paid on Common Stock	(1,482)	(119)
Net cash provided by (used in) financing activities	(1,299)	509
Net Change in Cash and Cash Equivalents	23	1,433
Cash and cash equivalents at beginning of period	2,810	2,314
Cash and cash equivalents at end of period	$2,833	$3,747

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Discontinued Operations	I.	Long-Term Debt
C.	Sales of Businesses	J.	Shareholders’ Equity
D.	Segments of Operations	K.	Income Taxes
E.	Fair Value Measurements	L.	Contingencies
F.	Investments	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation including reclassifying the assets and liabilities of the Annuity subsidiaries sold in May 2021 to assets and liabilities of discontinued annuity operations and their earnings to net earnings (loss) from discontinued operations. See Note B — “Discontinued Operations.” All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2021, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first nine months of 2021.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
allowance, which was recorded as the cumulative effect of an accounting change ($7 million increase in retained earnings at January 1, 2020).

The updated guidance also amended the other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses are recorded immediately in net earnings through realized gains (losses).

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

Realized gains or losses on the disposal of fixed maturity securities are determined on the specific identification basis. When a decline in the value of an available for sale fixed maturity is considered to be other-than-temporary at the balance sheet date, an allowance for credit losses (impairment), including any write-off of accrued interest, is charged to earnings (included in realized gains (losses) on securities). If management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell it before recovery of its amortized cost basis (net of allowance), then the impairment is separated into two components: (i) the allowance related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment is recorded in earnings to reduce the amortized cost (net of allowance) of that security to fair value.

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

Reinsurance   Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. AFG reports as assets (i) the estimated reinsurance recoverable on paid and unpaid losses, including an estimate for losses incurred but not reported, and (ii) amounts paid or due to reinsurers applicable to the unexpired terms of policies in force. Payable to reinsurers includes ceded premiums due to reinsurers, as well as ceded premiums retained by AFG under contracts to fund ceded losses as they become due. AFG also assumes reinsurance from other companies. Earnings on reinsurance assumed is recognized based on information received from ceding companies.

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

At September 30, 2021, assets and liabilities of managed investment entities included $171 million in assets and $131 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in the fourth quarter of 2021. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At September 30, 2021 AFG has a $136 million lease liability included in other liabilities and a lease right-of-use asset of $118 million included in other assets compared to $159 million and $139 million, respectively, at December 31, 2020.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of 2021 and 2020 — 0.4 million and 0.3 million; first nine months of 2021 and 2020 — 0.6 million and 0.5 million.

There were no anti-dilutive potential common shares for the third quarter or the first nine months of 2021 or 2020.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Discontinued Operations

Annuity Business   On May 28, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”) with an effective date of May 31, 2021. MassMutual acquired Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations. Proceeds from the sale were $3.57 billion (including $34 million in preliminary post-closing adjustments). AFG realized a $656 million net gain on the sale. The sale continues to be subject to tax-related post-closing adjustments, which are not expected to be material and are expected to be settled in 2022. Beginning with the first quarter of 2021, the results of the Annuity business sold were reported as discontinued operations in accordance with generally accepted accounting principles, which included adjusting prior period results to reflect these operations as discontinued.

Prior to the sale, AFG acquired approximately $480 million in investments accounted for using the equity method and approximately $100 million of directly owned real estate from GALIC.

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

	May 31, 2021	December 31, 2020
Assets of businesses sold:
Cash and cash equivalents	$2,060	$1,145
Investments	38,323	38,011
Recoverables from reinsurers	6,748	6,804
Other assets	2,152	1,925
Total assets of discontinued annuity operations	49,283	47,885
Liabilities of businesses sold:
Annuity benefits accumulated	43,690	42,573
Other liabilities	1,813	1,885
Total liabilities of discontinued annuity operations	45,503	44,458
Receivable from AFG for real estate-related investments	—	537
Reclassify AOCI	(913)	(1,071)
Net investment in annuity businesses sold, excluding AOCI	$2,867	$2,893

Details of the results of operations for the discontinued annuity operations were (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021 (*)	2020
Net investment income	$—	$459	$746	$1,256
Realized gains (losses) on securities	—	22	112	(105)
Other income	—	26	52	91
Total revenues	—	507	910	1,242
Annuity benefits	—	203	377	905
Annuity and supplemental insurance acquisition expenses	—	172	136	250
Other expenses	—	38	73	118
Total costs and expenses	—	413	586	1,273
Earnings (loss) before income taxes from discontinued operations	—	94	324	(31)
Provision (credit) for income taxes on operations	—	18	66	(11)
Net earnings (loss) from operations, net of tax	—	76	258	(20)
Gain on sale, net of tax	—	—	656	—
Net earnings (loss) from discontinued operations	$—	$76	$914	$(20)
(*)Results through the May 31, 2021 effective date of the sale.

Net investment income in the table above excludes $10 million in the third quarter of 2020, and $51 million and $29 million in first nine months of 2021 and 2020, respectively, related to the real estate-related entities that AFG acquired from the discontinued annuity operations prior to the completion of the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The impact of the sale of the annuity business is shown below (in millions):

May 31, 2021
Cash proceeds	$3,537
Receivable from MassMutual	34
Sale related expenses	(8)
Total net proceeds	3,563

Net investment in annuity businesses sold, excluding AOCI	2,867
Reclassify net deferred tax asset	(199)
Pretax gain on sale	895
Income tax expense:
Reclassify net deferred tax asset	199
Tax liabilities triggered by pending sale in the first quarter of 2021	41
Other	(1)
Total income tax expense	239
Net gain on sale	$656

Summarized cash flows for the discontinued annuity operations were (in millions):

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$87	$904
Net cash used in investing activities	(1,709)	(440)
Net cash provided by financing activities	477	260

Derivatives   The vast majority of AFG’s derivatives were held by the sold annuity subsidiaries. The following table summarizes the gains (losses) included in net earnings (loss) from discontinued operations for changes in the fair value of derivatives that do not qualify for hedge accounting for the first nine months of 2021 and 2020 (in millions):

	Three months ended September 30,		Nine months ended September 30,
Derivative	2021	2020	2021 (*)	2020
MBS with embedded derivatives	$—	$(3)	$(1)	$2
Fixed-indexed and variable-indexed annuities (embedded derivative)	—	(5)	(222)	41
Equity index call options	—	203	237	(42)
Equity index put options	—	2	5	1
Reinsurance contract (embedded derivative)	—	1	1	—
	$—	$198	$20	$2
(*)Through the May 31, 2021 effective date of the sale.
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

An estimated loss of $30 million on the sale of Neon was recorded in AFG’s financial statements as of September 30, 2020 as shown below (in millions):

Estimated sale proceeds, net of expenses	$4

Assets of businesses to be sold:
Cash and investments	$461
Recoverables from reinsurers	198
Prepaid reinsurance premiums	30
Agents’ balances and premiums receivable	48
Other assets	73
Total assets	810
Liabilities of businesses to be sold:
Unpaid losses and loss adjustment expenses	598
Unearned premiums	83
Payable to reinsurers	39
Other liabilities	47
Total liabilities	767
Reclassify accumulated other comprehensive income	(9)
Net assets of businesses to be sold	$34

Pretax loss on subsidiaries recorded in the third quarter of 2020	$(30)

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Net earned premiums	$42	$174
Loss and loss adjustment expenses	60	166
Commissions and other underwriting expenses	20	90
Underwriting loss	(38)	(82)

Net investment income	1	(5)
Other income and expenses, net	(3)	(5)
Loss before income taxes and noncontrolling interests	$(40)	$(92)

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

The following tables (in millions) show AFG’s revenues and earnings (loss) from continuing operations before income taxes by segment and sub-segment.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$700	$574	$1,547	$1,350
Specialty casualty	613	560	1,772	1,663
Specialty financial	163	155	477	455
Other specialty	53	50	156	132
Other lines (a)	—	42	—	174
Total premiums earned	1,529	1,381	3,952	3,774
Net investment income (b)	165	112	467	277
Other income	4	—	9	8
Total property and casualty insurance	1,698	1,493	4,428	4,059
Other	73	60	208	195
Income on real estate-related entities (c)	—	10	51	29
Total revenues before realized gains (losses)	1,771	1,563	4,687	4,283
Realized gains (losses) on securities	(17)	23	103	(197)
Realized gains (losses) on subsidiaries	—	(30)	4	(30)
Total revenues	$1,754	$1,556	$4,794	$4,056
(a)Represents premiums earned in the Neon exited lines (which were sold in December 2020) during the third quarter and first nine months of 2020.
(b)Includes income of $1 million for the third quarter of 2020 and a loss of $5 million in the Neon exited lines in the first nine months of 2020 (primarily from the change in fair value of equity securities).
(c)Represents investment income from real estate-related entities acquired from the discontinued annuity operations while they were held by those operations. Subsequent to the sale of the annuity group, this income is included in the segment of the acquirer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Earnings (Loss) From Continuing Operations Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$45	$47	$163	$107
Specialty casualty	110	53	237	132
Specialty financial	26	13	72	30
Other specialty	(12)	(9)	(16)	(22)
Other lines (a)	(1)	(86)	(2)	(133)
Total underwriting	168	18	454	114
Investment and other income, net (b)	161	100	451	249
Total property and casualty insurance	329	118	905	363
Other (c)	(45)	(74)	(173)	(152)
Income on real estate-related entities (d)	—	3	51	11
Total earnings from continuing operations before realized gains (losses) and income taxes	284	47	783	222
Realized gains (losses) on securities	(17)	23	103	(197)
Realized gains (losses) on subsidiaries	—	(30)	4	(30)
Total earnings (loss) from continuing operations before income taxes	$267	$40	$890	$(5)
(a)Includes an underwriting loss of $38 million in the third quarter of 2020 and $82 million in the first nine months of 2020 in the Neon exited lines. Also includes a special charge of $47 million in the third quarter of 2020 to increase asbestos and environmental (“A&E”) reserves.
(b)Includes $2 million and $10 million in the third quarter and first nine months of 2020, respectively, in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses, including a special charge of $21 million in the third quarter of 2020 to increase A&E reserves related to AFG’s former railroad and manufacturing operations.
(d)Represents investment income (net of DAC) from real estate-related entities acquired from the discontinued annuity operations while they were held by those operations. Subsequent to the sale of the annuity group, this income is included in the segment of the acquirer.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities of continuing operations measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$217	$1	$—	$218
States, municipalities and political subdivisions	—	1,884	42	1,926
Foreign government	—	217	—	217
Residential MBS	—	736	18	754
Commercial MBS	—	113	—	113
Collateralized loan obligations	—	1,828	1	1,829
Other asset-backed securities	—	2,335	309	2,644
Corporate and other	15	2,463	248	2,726
Total AFS fixed maturities	232	9,577	618	10,427
Trading fixed maturities	—	29	—	29
Equity securities	681	44	268	993
Assets of managed investment entities (“MIE”)	316	4,802	12	5,130
Total assets accounted for at fair value	$1,229	$14,452	$898	$16,579
Liabilities:
Liabilities of managed investment entities	$310	$4,712	$12	$5,034
Total liabilities accounted for at fair value	$310	$4,712	$12	$5,034

December 31, 2020
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$195	$3	$—	$198
States, municipalities and political subdivisions	—	2,273	39	2,312
Foreign government	—	176	—	176
Residential MBS	—	877	38	915
Commercial MBS	—	90	2	92
Collateralized loan obligations	—	1,046	16	1,062
Other asset-backed securities	—	1,742	305	2,047
Corporate and other	4	2,140	138	2,282
Total AFS fixed maturities	199	8,347	538	9,084
Trading fixed maturities	—	24	—	24
Equity securities	665	48	176	889
Assets of managed investment entities	217	4,733	21	4,971
Total assets accounted for at fair value	$1,081	$13,152	$735	$14,968
Liabilities:
Liabilities of managed investment entities	$215	$4,678	$21	$4,914
Total liabilities accounted for at fair value	$215	$4,678	$21	$4,914

Approximately 5% of the total assets of continuing operations carried at fair value at September 30, 2021, were Level 3 assets. Approximately 17% ($150 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $61 million (7%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 17% ($149 million) of the Level 3 assets were equity investments (that do not qualify for equity method accounting) in limited partnerships whose prices were determined based on financial information provided by the limited partnerships.

Internally developed Level 3 asset fair values of continuing operations represent approximately $519 million (58%) of the total fair value of Level 3 assets at September 30, 2021. Internally priced fixed maturities are priced using a variety of

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed prices for equity securities are based primarily on financial information of the entities invested in and sales of comparable companies. Since internally developed Level 3 asset fair values represent less than 10% of AFG’s Shareholders’ Equity, any justifiable changes in unobservable inputs used to determine internally developed fair values would not have a material impact on AFG’s financial position.
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2021 and 2020 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2021	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	36	—	—	—	—	8	(2)	42
Residential MBS	28	(1)	—	—	(1)	—	(8)	18
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	6	—	1	—	—	—	(6)	1
Other asset-backed securities	315	1	(1)	41	(38)	—	(9)	309
Corporate and other	220	—	(1)	36	(9)	2	—	248
Total AFS fixed maturities	605	—	(1)	77	(48)	10	(25)	618
Equity securities	245	7	—	20	(4)	—	—	268
Assets of MIE	15	(2)	—	1	—	—	(2)	12
Total Level 3 assets	$865	$5	$(1)	$98	$(52)	$10	$(27)	$898

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2020
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	—	—	—	—	—	41
Residential MBS	42	(1)	—	—	(3)	8	(1)	45
Commercial MBS	6	—	—	—	—	—	(4)	2
Collateralized loan obligations	55	—	1	—	—	—	—	56
Other asset-backed securities	293	(1)	2	8	(15)	14	(8)	293
Corporate and other	178	3	1	8	(28)	1	(26)	137
Total AFS fixed maturities	615	1	4	16	(46)	23	(39)	574
Equity securities	164	(5)	—	5	—	—	(5)	159
Assets of MIE	17	(2)	—	—	—	—	—	15
Assets of discontinued annuity operations	3,044	(7)	19	83	(113)	224	(193)	3,057
Total Level 3 assets	$3,840	$(13)	$23	$104	$(159)	$247	$(237)	$3,805

Liabilities of discontinued annuity operations	$(3,675)	$(5)	$—	$(56)	$79	$—	$—	$(3,657)
Total Level 3 liabilities	$(3,675)	$(5)	$—	$(56)	$79	$—	$—	$(3,657)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of annuity business	Balance at September 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(3)	8	(2)	—	42
Residential MBS	38	(4)	—	6	(2)	6	(26)	—	18
Commercial MBS	2	—	—	—	—	—	(2)	—	—
Collateralized loan obligations	16	1	—	—	(1)	—	(15)	—	1
Other asset-backed securities	305	1	—	131	(110)	14	(32)	—	309
Corporate and other	138	(1)	(2)	142	(29)	5	(5)	—	248
Total AFS fixed maturities	538	(3)	(2)	279	(145)	33	(82)	—	618
Equity securities	176	78	—	44	(23)	—	(7)	—	268
Assets of MIE	21	1	—	3	—	1	(14)	—	12
Assets of discontinued annuity operations	2,971	85	(21)	209	(328)	32	(229)	(2,719)	—
Total Level 3 assets	$3,706	$161	$(23)	$535	$(496)	$66	$(332)	$(2,719)	$898

Liabilities of discontinued annuity operations	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—
Total Level 3 liabilities	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2020
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	40	—	2	—	(1)	—	—	41
Residential MBS	45	—	(1)	—	(5)	9	(3)	45
Commercial MBS	6	—	—	—	—	—	(4)	2
Collateralized loan obligations	1	(1)	4	—	—	52	—	56
Other asset-backed securities	256	(6)	3	69	(62)	41	(8)	293
Corporate and other	223	2	—	40	(39)	3	(92)	137
Total AFS fixed maturities	571	(5)	8	109	(107)	105	(107)	574
Equity securities	161	(22)	—	16	—	9	(5)	159
Assets of MIE	17	(4)	—	—	—	2	—	15
Assets of discontinued annuity operations	3,092	(27)	39	444	(325)	482	(648)	3,057
Total Level 3 assets	$3,841	$(58)	$47	$569	$(432)	$598	$(760)	$3,805

Liabilities of discontinued annuity operations	$(3,730)	$41	$—	$(180)	$212	$—	$—	$(3,657)
Total Level 3 liabilities	$(3,730)	$41	$—	$(180)	$212	$—	$—	$(3,657)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments of continuing operations that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
September 30, 2021
Financial assets:
Cash and cash equivalents	$2,833	$2,833	$2,833	$—	$—
Mortgage loans	537	555	—	—	555
Total financial assets not accounted for at fair value	$3,370	$3,388	$2,833	$—	$555

Long-term debt	$1,964	$2,295	$—	$2,292	$3
Total financial liabilities not accounted for at fair value	$1,964	$2,295	$—	$2,292	$3

December 31, 2020
Financial assets:
Cash and cash equivalents	$1,665	$1,665	$1,665	$—	$—
Mortgage loans	377	382	—	—	382
Total financial assets not accounted for at fair value	$2,042	$2,047	$1,665	$—	$382

Long-term debt	$1,963	$2,325	$—	$2,322	$3
Total financial liabilities not accounted for at fair value	$1,963	$2,325	$—	$2,322	$3

F.    Investments

Available for sale fixed maturities held by AFG’s continuing operations at September 30, 2021 and December 31, 2020, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
September 30, 2021
Fixed maturities:
U.S. Government and government agencies	$216	$—	$3	$(1)	$2	$218
States, municipalities and political subdivisions	1,849	—	77	—	77	1,926
Foreign government	216	—	2	(1)	1	217
Residential MBS	704	—	51	(1)	50	754
Commercial MBS	110	—	3	—	3	113
Collateralized loan obligations	1,827	1	5	(2)	3	1,829
Other asset-backed securities	2,631	7	25	(5)	20	2,644
Corporate and other	2,658	1	73	(4)	69	2,726
Total fixed maturities	$10,211	$9	$239	$(14)	$225	$10,427

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$192	$—	$6	$—	$6	$198
States, municipalities and political subdivisions	2,196	—	116	—	116	2,312
Foreign government	172	—	4	—	4	176
Residential MBS	859	—	57	(1)	56	915
Commercial MBS	89	—	3	—	3	92
Collateralized loan obligations	1,065	3	4	(4)	—	1,062
Other asset-backed securities	2,040	7	27	(13)	14	2,047
Corporate and other	2,199	2	88	(3)	85	2,282
Total fixed maturities	$8,812	$12	$305	$(21)	$284	$9,084

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

Equity securities held by AFG’s continuing operations, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021			December 31, 2020
			Fair Value			Fair Value
	Actual Cost		over (under)	Actual Cost		over (under)
		Fair Value	Cost		Fair Value	Cost
Common stocks	$464	$563	$99	$516	$510	$(6)
Perpetual preferred stocks	386	430	44	369	379	10
Total equity securities carried at fair value	$850	$993	$143	$885	$889	$4

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

	Carrying Value		Net Investment Income
	September 30, 2021	December 31, 2020	Three months ended September 30,		Nine months ended September 30,
			2021	2020	2021	2020
Real estate-related investments (*)	$1,024	$915	$52	$17	$151	$55
Private equity	336	266	21	21	66	4
Private debt	47	54	—	(2)	5	(6)
Total investments accounted for using the equity method	$1,407	$1,235	$73	$36	$222	$53
(*)Includes 88% invested in multi-family properties, 2% in single family properties and 10% in other property types as of September 30, 2021 and 87% invested in multi-family properties, 2% in single family properties and 11% in other property types as of December 31, 2020.

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

With respect to partnerships and similar investments, AFG’s continuing operations had unfunded commitments of $302 million and $290 million as of September 30, 2021 and December 31, 2020, respectively.

Assets of discontinued annuity operations included investments accounted for under the equity method of $646 million as of December 31, 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities held by AFG’s continuing operations by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2021
Fixed maturities:
U.S. Government and government agencies	$(1)	$97	99%	$—	$19	100%
States, municipalities and political subdivisions	—	13	100%	—	15	100%
Foreign government	(1)	48	98%	—	—	—%
Residential MBS	—	54	100%	(1)	8	89%
Commercial MBS	—	—	—%	—	—	—%
Collateralized loan obligations	(1)	687	100%	(1)	168	99%
Other asset-backed securities	(2)	662	100%	(3)	76	96%
Corporate and other	(3)	278	99%	(1)	31	97%
Total fixed maturities	$(8)	$1,839	100%	$(6)	$317	98%

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$23	100%	$—	$—	—%
States, municipalities and political subdivisions	—	39	100%	—	10	100%
Foreign government	—	7	100%	—	—	—%
Residential MBS	(1)	86	99%	—	7	100%
Commercial MBS	—	7	100%	—	5	100%
Collateralized loan obligations	(1)	192	99%	(3)	366	99%
Other asset-backed securities	(10)	465	98%	(3)	92	97%
Corporate and other	(2)	133	99%	(1)	17	94%
Total fixed maturities	$(14)	$952	99%	$(7)	$497	99%

At September 30, 2021, the gross unrealized losses on fixed maturities of $14 million relate to 394 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 74% of the gross unrealized loss and 94% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2021.

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

	Structured Securities (*)	Corporate and Other	Total
Balance at June 30, 2021	$8	$1	$9
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2021	$8	$1	$9

Balance at June 30, 2020	$11	$3	$14
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2020	$11	$3	$14

Balance at January 1, 2021	$10	$2	$12
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(2)	1	(1)
Reductions due to sales or redemptions	—	(2)	(2)
Balance at September 30, 2021	$8	$1	$9

Balance at January 1, 2020	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	12	4	16
Additions (reductions) to previously recognized expected credit losses	(1)	(1)	(2)
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2020	$11	$3	$14
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the third quarter and first nine months of 2021 and 2020, AFG’s continuing operations did not purchase any securities with expected credit losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of September 30, 2021 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$1,182	$1,194	11%
After one year through five years	2,571	2,662	26%
After five years through ten years	901	939	9%
After ten years	284	292	3%
	4,938	5,087	49%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,450	4,473	43%
MBS (average life of approximately 3 years)	814	867	8%
Total	$10,202	$10,427	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2021 or December 31, 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Unrealized Gain on Fixed Maturity Securities   The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
September 30, 2021
Net unrealized gain on fixed maturities	$225	$(47)	$178

December 31, 2020
Net unrealized gain on fixed maturities held by continuing operations	$284	$(60)	$224

Discontinued operations (*):
Net unrealized gain on fixed maturities	$2,555	$(536)	$2,019
Deferred policy acquisition costs — annuity segment	(934)	196	(738)
Annuity benefits accumulated	(324)	68	(256)
Life, accident and health reserves	(3)	—	(3)
Unearned revenue	11	(2)	9
Total net unrealized gain from discontinued operations	1,305	(274)	1,031
Total net unrealized gain on fixed maturity securities	$1,589	$(334)	$1,255
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment income:
Fixed maturities	$73	$73	$217	$232
Equity securities:
Dividends	6	9	21	27
Change in fair value (a) (b)	7	(2)	41	(10)
Equity in earnings of partnerships and similar investments	73	36	222	53
Other	14	8	28	17
Gross investment income	173	124	529	319
Investment expenses	(4)	(2)	(8)	(5)
Net investment income (b)	$169	$122	$521	$314
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended September 30, 2021				Three months ended September 30, 2020
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(2)	$—	$(2)	$(35)	$1	$—	$1	$59
Equity securities	(15)	—	(15)	—	22	—	22	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(17)	—	(17)	(35)	23	—	23	59
Tax effects	5	—	5	8	(5)	—	(5)	(12)
Net of tax	$(12)	$—	$(12)	$(27)	$18	$—	$18	$47

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(2)	$1	$(1)	$(59)	$5	$(14)	$(9)	$39
Equity securities	104	—	104	—	(189)	—	(189)	—
Mortgage loans and other investments	—	—	—	—	1	—	1	—
Total pretax	102	1	103	(59)	(183)	(14)	(197)	39
Tax effects	(20)	—	(20)	13	38	3	41	(8)
Net of tax	$82	$1	$83	$(46)	$(145)	$(11)	$(156)	$31

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during the third quarter and first nine months of 2021 and 2020 on securities that were still owned at September 30, 2021 and September 30, 2020 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Included in realized gains (losses)	$(16)	$17	$82	$(174)
Included in net investment income	7	(1)	41	(2)
	$(9)	$16	$123	$(176)

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	Nine months ended September 30,
	2021	2020
Gross gains	$4	$8
Gross losses	(2)	(4)

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $96 million (including $86 million invested in the most subordinate tranches) at September 30, 2021, and $200 million (including $143 million held by the discontinued annuity business) at December 31, 2020.

During the first nine months of 2020, AFG subsidiaries purchased $57 million face amount of senior and subordinate tranches of existing CLOs for $39 million. During the first nine months of 2021 and 2020, AFG subsidiaries received $41 million and less than $1 million, respectively, in sale and redemption proceeds from its CLO investments.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment in CLO tranches at end of period:
Held by continuing operations	$96	$47	$96	$47
Held by discontinued annuity operations	—	129	—	129
Total	$96	$176	$96	$176
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$10	$132	$77	$(184)
Liabilities	(9)	(137)	(68)	163
Management fees paid to AFG	4	3	12	11
CLO earnings (losses) attributable to AFG shareholders:
From continuing operations	$5	$4	$17	$(7)
From discontinued annuity operations	—	9	20	(14)
Total	$5	$13	$37	$(21)
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $63 million and $150 million at September 30, 2021 and December 31, 2020, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $174 million and $141 million at those dates. The CLO assets include loans with an aggregate fair value of $5 million at September 30, 2021 and $11 million at December 31, 2020, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $15 million at September 30, 2021 and $28 million at December 31, 2020).

In addition to the CLOs that it manages, AFG’s continuing operations had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.83 billion at September 30, 2021 and $1.06 billion at December 31, 2020.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance from AFG’s continuing operations of $176 million during the first nine months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Included in other assets in AFG’s Balance Sheet is $29 million at September 30, 2021 and $34 million at December 31, 2020 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $66 million and $62 million, respectively. Amortization of intangibles was $1 million and $3 million in the third quarter of 2021 and 2020, respectively, and $5 million and $9 million in the first nine months of 2021 and 2020, respectively.

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2021			December 31, 2020
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
5.25% Senior Notes due April 2030	300	(5)	295	300	(6)	294
Other	3	—	3	3	—	3
	1,318	(10)	1,308	1,318	(11)	1,307

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,993	$(29)	$1,964	$1,993	$(30)	$1,963

Scheduled principal payments on debt for the balance of 2021, the subsequent five years and thereafter are as follows: 2021 — none; 2022 — none; 2023 — none; 2024 — none; 2025 — none; 2026 — $425 million and thereafter — $1.57 billion.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2021 or December 31, 2020.

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

The progression of the components of accumulated other comprehensive income follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other	AOCI Ending Balance
Quarter ended September 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(37)	$8	$(29)	$—	$(29)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		2	—	2	—	2
Total net unrealized gains (losses) on securities	$205	(35)	8	(27)	—	(27)	$—	$178
Foreign currency translation adjustments	(16)	(3)	—	(3)	—	(3)	—	(19)
Pension and other postretirement plans adjustments (“OPRP”)	1	—	—	—	—	—	—	1
Total	$190	$(38)	$8	$(30)	$—	$(30)	$—	$160

Quarter ended September 30, 2020
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$245	$(51)	$194	$—	$194
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(15)	3	(12)	—	(12)
Total net unrealized gains on securities	$1,030	230	(48)	182	—	182	$—	$1,212
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		1	—	1	—	1
Reclassification adjustment for investment income included in net earnings from discontinued operations		(8)	1	(7)	—	(7)
Total net unrealized gains (losses) on cash flow hedges	47	(7)	1	(6)	—	(6)	—	41
Foreign currency translation adjustments	(17)	—	—	—	—	—	4	(13)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$1,053	$223	$(47)	$176	$—	$176	$4	$1,233

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other	AOCI Ending Balance
Nine months ended September 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(224)	$47	$(177)	$—	$(177)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(21)	5	(16)	—	(16)
Reclassification for unrealized gains of subsidiaries sold		(1,119)	235	(884)	—	(884)
Total net unrealized gains (losses) on securities	$1,255	(1,364)	287	(1,077)	—	(1,077)	$—	$178
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for investment income included in net earnings from discontinued operations		(14)	3	(11)	—	(11)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)	—	(29)
Total net unrealized gains (losses) on cash flow hedges	41	(52)	11	(41)	—	(41)	—	—
Foreign currency translation adjustments	(16)	(3)	—	(3)	—	(3)	—	(19)
Pension and OPRP adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9	—	9
Total pension and OPRP adjustments	(7)	10	(2)	8	—	8	—	1
Total	$1,273	$(1,409)	$296	$(1,113)	$—	$(1,113)	$—	$160

Nine months ended September 30, 2020
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$443	$(93)	$350	$—	$350
Reclassification adjustment for realized (gains) losses included in net earnings (*)		—	—	—	—	—
Total net unrealized gains on securities	$862	443	(93)	350	—	350	$—	$1,212
Net unrealized gains on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		62	(13)	49	—	49
Reclassification adjustment for investment income included in net earnings from discontinued operations		(31)	6	(25)	—	(25)
Total net unrealized gains on cash flow hedges	17	31	(7)	24	—	24	—	41
Foreign currency translation adjustments	(9)	(6)	—	(6)	(2)	(8)	4	(13)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$863	$468	$(100)	$368	$(2)	$366	$4	$1,233

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - continuing operations	Realized gains (losses) on securities
Pretax - discontinued operations	Net earnings (loss) from discontinued operations
Tax - continuing operations	Provision (credit) for income taxes
Tax - discontinued operations	Net earnings (loss) from discontinued operations

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2021, AFG issued 207,020 shares of restricted Common Stock (fair value of $111.13 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million and $5 million in the third quarter of 2021 and 2020 and $11 million and $15 million in the first nine months of 2021 and 2020.

K.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings (loss) from continuing operations before income taxes (“EBT”)	$267		$40		$890		$(5)

Income taxes at statutory rate	$56	21%	$8	21%	$187	21%	$(1)	21%
Effect of:
Pending sale of Neon	—	—%	(73)	(183%)	—	—%	(73)	1,460%
Stock-based compensation	(2)	(1%)	—	—%	(12)	(1%)	(3)	60%
Employee stock ownership plan dividend paid deduction	(2)	(1%)	(1)	(3%)	(10)	(1%)	(1)	20%
Tax exempt interest	(2)	(1%)	(2)	(5%)	(6)	(1%)	(7)	140%
Dividends received deduction	—	—%	(1)	(3%)	(1)	—%	(2)	40%
Foreign operations	2	1%	(4)	(10%)	—	—%	(3)	60%
Adjustment to prior year taxes	(1)	—%	1	3%	(1)	—%	1	(20%)
Nondeductible expenses	2	1%	1	3%	6	1%	3	(60%)
Change in valuation allowance	(2)	(1%)	20	50%	1	—%	31	(620%)
Other	(3)	(1%)	3	7%	—	(1%)	3	(61%)
Provision (credit) for income taxes as shown in the statement of earnings	$48	18%	$(48)	(120%)	$164	18%	$(52)	1,040%

In September 2020, AFG reached a definitive agreement to sell the legal entities that own Neon (see Note C — “Sales of Businesses,” which resulted in a loss on sale for U.S. tax purposes. In accordance with accounting guidance for transactions that meet the GAAP “held for sale” criteria, AFG recorded a $73 million tax benefit associated with this loss in the third quarter of 2020. The changes in valuation allowance in the table above are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business.

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

M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2021 and 2020 (in millions):

	Nine months ended September 30,
	2021	2020
Balance at beginning of year	$10,392	$10,232
Less reinsurance recoverables, net of allowance	3,117	3,024
Net liability at beginning of year	7,275	7,208
Provision for losses and LAE occurring in the current period	2,543	2,560
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	—	47
Other	(208)	(166)
Total losses and LAE incurred	2,335	2,441
Payments for losses and LAE of:
Current year	(589)	(592)
Prior years	(1,430)	(1,406)
Total payments	(2,019)	(1,998)
Foreign currency translation and other	—	(11)
Net liability at end of period	7,591	7,640
Add back reinsurance recoverables, net of allowance	3,400	3,114
Gross unpaid losses and LAE included in the balance sheet at end of period	$10,991	$10,754

The net decrease in the provision for claims of prior years during the first nine months of 2021 reflects (i) lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business, lower than expected claim severity in the property and inland marine business and lower than expected claim frequency in the aviation business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than expected claim frequency and severity in the equine business (within the Property and transportation sub-segment) and (ii) higher than anticipated claim severity in the general liability and targeted markets businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first nine months of 2020 reflects (i) lower than expected claim frequency and severity in the agricultural and transportation businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial institutions, fidelity and surety businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $47 million special charge to increase asbestos and environmental reserves and (ii) higher than expected claim frequency in general liability contractor claims and higher than expected claim frequency and severity in the excess and surplus businesses (within the Specialty casualty sub-segment) and higher than expected losses at Neon.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2021 and 2020 allowance for expected credit losses on recoverables from reinsurers and premiums receivable related to continuing operations are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2021	2020	2021	2020
Balance at June 30	$8	$7	$9	$10
Provision (credit) for expected credit losses	—	—	1	1
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$8	$7	$10	$11

Balance at January 1	$6	$18	$10	$13
Impact of adoption of new accounting policy	—	(11)	—	(3)
Provision (credit) for expected credit losses	2	—	—	1
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$8	$7	$10	$11

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	35	Results of Operations — Third Quarter	49
Overview	36	Segmented Statement of Earnings	49
Critical Accounting Policies	37	Property and Casualty Insurance	51
Liquidity and Capital Resources	37	Holding Company, Other and Unallocated	62
Ratios	37	Real Estate Entities Acquired from the Annuity Operations	64
Condensed Consolidated Cash Flows	38	Discontinued Annuity Operations	65
Parent and Subsidiary Liquidity	39	Results of Operations — First Nine Months	66
Investments	40	Segmented Statement of Earnings	66
Uncertainties	42	Property and Casualty Insurance	67
Managed Investment Entities	43	Holding Company, Other and Unallocated	76
Results of Operations	47	Real Estate Entities Acquired from the Annuity Operations	79
General	47	Discontinued Annuity Operations	79

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

Sale of the Annuity Business
On May 28, 2021, AFG sold its annuity business consisting of Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company, as well as a broker-dealer affiliate, Great American Advisors, Inc., and insurance distributor, AAG Insurance Agency, Inc. to Massachusetts Mutual Life Insurance Company (“MassMutual”). Total proceeds from the sale were $3.57 billion. AFG realized an after-tax non-core gain on the sale of $656 million. Beginning with the first quarter of 2021 the results of the annuity businesses sold are reported as discontinued operations, in accordance with generally accepted accounting principles (“GAAP”), which included adjusting prior period results to reflect these operations as discontinued.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses. As discussed above, AFG’s former annuity operations are reported as discontinued operations.

AFG reported net earnings from continuing operations attributable to shareholders of $219 million ($2.56 per share, diluted) for the third quarter of 2021 compared to $88 million ($1.00 per share, diluted) for the third quarter of 2020, reflecting higher underwriting profit and higher net investment income in the third quarter of 2021 compared to the third quarter of 2020 and the impact of special A&E charges recorded in the third quarter of 2020, partially offset by net realized losses on securities in the third quarter of 2021 compared to net realized gains on securities in the third quarter of 2020.

AFG reported net earnings from continuing operations attributable to shareholders of $726 million ($8.45 per share, diluted) for the first nine months of 2021 compared to $60 million ($0.66 per share, diluted) for the first nine months of 2020 reflecting higher underwriting profit and net investment income, net realized gains on securities in 2021 compared to net realized losses in 2020 and the impact of special A&E charges recorded in 2020, partially offset by higher interest charges on borrowed money and holding company expenses.

Outlook
The COVID-19 pandemic began to have a significant impact on global, social and economic activity during the first quarter of 2020. AFG has taken actions under its business continuity plan to minimize risk to the Company’s employees and to prevent any significant disruption to AFG’s business, agents or policyholders.

Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the pandemic. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

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

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas related to AFG’s continuing operations where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:
•the establishment of insurance reserves, especially asbestos and environmental-related reserves,
•the recoverability of reinsurance,
•the establishment of asbestos and environmental liabilities of former railroad and manufacturing operations, and
•the valuation of investments, including the determination of impairment allowances.

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2020 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2021	December 31,
		2020	2019
Principal amount of long-term debt	$1,993	$1,993	$1,493
Total capital	7,055	7,486	6,883
Ratio of debt to total capital:
Including subordinated debt	28.2%	26.6%	21.7%
Excluding subordinated debt	18.7%	17.6%	14.8%

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

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$1,425	$1,696
Net cash used in investing activities	(103)	(772)
Net cash provided by (used in) financing activities	(1,299)	509
Net change in cash and cash equivalents	$23	$1,433

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations typically produced positive net operating cash flows as investment income exceeded acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $78 million during the first nine months of 2021 and increased cash flows from operating activities by $99 million in the first nine months of 2020, accounting for a $177 million decline in cash flows from operating activities in the 2021 period compared to the 2020 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.50 billion in the first nine months of 2021 compared to $1.60 billion in the first nine months of 2020, a decrease of $94 million.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and, prior to the May 2021 sale, its discontinued annuity operations. In May 2021, AFG sold its annuity business to MassMutual for initial cash proceeds of $3.54 billion. This increase in cash provided by investing activities was partially offset by a decrease in cash and cash equivalents of $2.06 billion representing balances held in the annuity subsidiaries that were sold. Excluding the impact of the May 2021 sale of the annuity business, net cash used in investing activities was $1.58 billion for the first nine months of 2021 compared to $772 million in the first nine months of 2020, an increase of $808 million. As discussed below (under net cash provided by (used in) financing activities), AFG’s discontinued annuity operations had net cash flows from annuity policyholders of $477 million in 2021 through the May 31, 2021 effective date of the sale compared to $260 million in the first nine months of 2020. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $99 million source of cash in the first nine months of 2021 compared to a $60 million use of cash in the 2020 period, accounting for a $159 million decrease in net cash used in investing activities in the first nine months of 2021 compared to the same 2020 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net Cash Provided by (Used in) Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock, dividend payments and, prior to the sale of the annuity business, transactions with annuity policyholders. Net cash used in financing activities was $1.30 billion for the first nine months of 2021 compared to net cash provided by financing activities of $509 million in the first nine months of 2020, a decrease in net cash provided by financing activities of $1.81 billion. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in 2021 through the May 31, 2021 effective date of the sale compared to $260 million in the first nine months of 2020, accounting for a $217 million increase in net cash provided by financing activities in the 2021 period compared to the 2020 period. In the first nine months of 2020, AFG issued

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
$150 million of 5.625% Subordinated Debentures due in 2060, $300 million of 5.25% Senior Notes due in 2030 and $200 million of 4.50% Subordinated Debentures due in 2060. The net proceeds of these offerings contributed $635 million to net cash provided by financing activities in the first nine months of 2020. During the first nine months of 2021, AFG repurchased $318 million of its Common Stock compared to $233 million in the 2020 period. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $2.00 per share in August 2021 and $14.00 per share in June 2021 totaling $1.36 billion, which resulted in total cash dividends paid of $1.48 billion in the first nine months of 2021 compared to $119 million in the first nine months of 2020. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $36 million in the first nine months of 2021 compared to $49 million in the first nine months of 2020, accounting for a $13 million increase in net cash provided by financing activities in the 2021 period compared to the 2020 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

As discussed above, AFG sold its annuity business to MassMutual for proceeds of $3.57 billion (including $34 million in preliminary post-closing adjustments). AFG’s capital and liquidity was significantly enhanced as a result of the transaction. During the first nine months of 2021, AFG repurchased 2,769,182 shares of its Common Stock for $318 million and declared special cash dividends of $14.00 per share in May, $2.00 per share in July, and $4.00 per share in
September totaling $1.70 billion. In addition, on November 2, 2021, AFG declared a special cash dividend of $4.00 per share, payable on November 22, 2021. The aggregate amount of this special dividend will be approximately $340 million. Management will continue to evaluate opportunities for deploying AFG’s significant remaining excess capital, including returning capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases. In addition, excess capital will be deployed into AFG’s core businesses as management identifies the potential for healthy, profitable organic growth, and opportunities to expand the Specialty property and casualty niche businesses through acquisitions and start-ups that meet target return thresholds.

In 2020, AFG repurchased 4,531,394 shares of its Common Stock for $313 million and paid a special cash dividend of $2.00 per share of AFG Common Stock in December totaling $173 million.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2020 or the first nine months of 2021.

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

Investments
AFG’s investment portfolio at September 30, 2021, contained $10.43 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $29 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $712 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $281 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services as well as non-binding broker quotes. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 84% was priced using pricing services at September 30, 2021 and the balance was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2021 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,456
Percentage impact on fair value of 100 bps increase in interest rates	(2.0%)
Pretax impact on fair value of fixed maturity portfolio	$(209)
Approximately 88% of the fixed maturities at September 30, 2021, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 8% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 19% of AFG’s fixed maturity portfolio at September 30, 2021. AFG’s municipal bond portfolio is high quality, with 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2021, approximately 90% of the municipal bond portfolio was held in revenue bonds, with the remaining 10% held in general obligation bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2021, is shown in the following table (dollars in millions). Approximately $1.06 billion of available for sale fixed maturity securities had no unrealized gains or losses at September 30, 2021.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$7,212	$2,156
Amortized cost of securities, net of allowance for expected credit losses	$6,973	$2,170
Gross unrealized gain (loss)	$239	$(14)
Fair value as % of amortized cost	103%	99%
Number of security positions	1,761	394
Number individually exceeding $2 million gain or loss	3	—
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$77	$—
Mortgage-backed securities	54	(1)
Other asset-backed securities	25	(5)
Other financial institutions	8	(1)
Collateralized loan obligations	5	(2)
U.S. Government and government agencies	3	(1)
Percentage rated investment grade	93%	94%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2021, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	10%	1%
After one year through five years	32%	15%
After five years through ten years	11%	6%
After ten years	3%	1%
	56%	23%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	34%	74%
Mortgage-backed securities (average life of approximately 3 years)	10%	3%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2021
Securities with unrealized gains:
Exceeding $500,000 (104 securities)	$1,226	$93	108%
$500,000 or less (1,657 securities)	5,986	146	103%
	$7,212	$239	103%
Securities with unrealized losses:
Exceeding $500,000 (1 security)	$1	$(1)	50%
$500,000 or less (393 securities)	2,155	(13)	99%
	$2,156	$(14)	99%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2021
Investment grade fixed maturities with losses for:
Less than one year (214 securities)	$1,740	$(7)	100%
One year or longer (68 securities)	285	(3)	99%
	$2,025	$(10)	100%
Non-investment grade fixed maturities with losses for:
Less than one year (61 securities)	$99	$(1)	99%
One year or longer (51 securities)	32	(3)	91%
	$131	$(4)	97%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2021. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2021 and 2020 and Management’s Discussion and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2020 Form 10–K.

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

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2021
Assets:
Cash and investments	$16,483	$—	$(96)	(*)	$16,387
Assets of managed investment entities	—	5,130	—		5,130
Other assets	8,425	—	—	(*)	8,425
Total assets	$24,908	$5,130	$(96)		$29,942
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,406	$—	$—		$14,406
Liabilities of managed investment entities	—	5,090	(56)	(*)	5,034
Long-term debt and other liabilities	5,262	—	—		5,262
Total liabilities	19,668	5,090	(56)		24,702

Shareholders’ equity:
Common Stock and Capital surplus	1,400	40	(40)		1,400
Retained earnings	3,680	—	—		3,680
Accumulated other comprehensive income, net of tax	160	—	—		160
Total shareholders’ equity	5,240	40	(40)		5,240
Noncontrolling interests	—	—	—		—
Total equity	5,240	40	(40)		5,240
Total liabilities and equity	$24,908	$5,130	$(96)		$29,942

December 31, 2020
Assets:
Cash and investments	$13,550	$—	$(56)	(*)	$13,494
Assets of managed investment entities	—	4,971	—		4,971
Other assets	7,361	—	(1)	(*)	7,360
Assets of discontinued annuity operations	47,885	—	—		47,885
Total assets	$68,796	$4,971	$(57)		$73,710
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,195	$—	$—		$13,195
Liabilities of managed investment entities	—	4,971	(57)	(*)	4,914
Long-term debt and other liabilities	4,354	—	—		4,354
Liabilities of discontinued annuity operations	44,458	—	—		44,458
Total liabilities	62,007	4,971	(57)		66,921

Shareholders’ equity:
Common Stock and Capital surplus	1,367	—	—		1,367
Retained earnings	4,149	—	—		4,149
Accumulated other comprehensive income, net of tax	1,273	—	—		1,273
Total shareholders’ equity	6,789	—	—		6,789
Noncontrolling interests	—	—	—		—
Total equity	6,789	—	—		6,789
Total liabilities and equity	$68,796	$4,971	$(57)		$73,710
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,529	$—	$—		$1,529
Net investment income	174	—	(5)	(b)	169
Realized gains (losses) on:
Securities	(17)	—	—		(17)
Subsidiaries	—	—	—		—
Income of managed investment entities:
Investment income	—	45	—		45
Gain (loss) on change in fair value of assets/liabilities	—	(1)	2	(b)	1
Other income	31	—	(4)	(c)	27
Total revenues	1,717	44	(7)		1,754
Costs and Expenses:
Insurance benefits and expenses	1,371	—	—		1,371
Expenses of managed investment entities	—	44	(7)	(b)(c)	37
Interest charges on borrowed money and other expenses	79	—	—		79
Total costs and expenses	1,450	44	(7)		1,487
Earnings from continuing operations before income taxes	267	—	—		267
Provision (credit) for income taxes	48	—	—		48
Net earnings from continuing operations, including noncontrolling interests	219	—	—		219
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$219	$—	$—		$219

Three months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,381	$—	$—		$1,381
Net investment income	126	—	(4)	(b)	122
Realized gains (losses) on:
Securities	23	—	—		23
Subsidiaries	(30)	—	—		(30)
Income of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	(8)	3	(b)	(5)
Other income	22	—	(3)	(c)	19
Total revenues	1,522	38	(4)		1,556
Costs and Expenses:
Insurance benefits and expenses	1,369	—	—		1,369
Expenses of managed investment entities	—	38	(4)	(b)(c)	34
Interest charges on borrowed money and other expenses	113	—	—		113
Total costs and expenses	1,482	38	(4)		1,516
Earnings from continuing operations before income taxes	40	—	—		40
Provision (credit) for income taxes	(48)	—	—		(48)
Net earnings from continuing operations, including noncontrolling interests	88	—	—		88
Net earnings (loss) from discontinued operations	76	—	—		76
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$164	$—	$—		$164
(a)Includes income of $5 million in the third quarter of 2021 and $4 million in the third quarter of 2020, representing the change in fair value of AFG’s CLO investments plus $4 million and $3 million in the third quarter of 2021 and 2020, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $3 million in the third quarter of 2021 and $1 million in the third quarter of 2020, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$3,952	$—	$—		$3,952
Net investment income	538	—	(17)	(b)	521
Realized gains (losses) on:
Securities	103	—	—		103
Subsidiaries	4	—	—		4
Income of managed investment entities:
Investment income	—	135	—		135
Gain (loss) on change in fair value of assets/liabilities	—	1	8	(b)	9
Other income	82	—	(12)	(c)	70
Total revenues	4,679	136	(21)		4,794
Costs and Expenses:
Insurance benefits and expenses	3,522	—	—		3,522
Expenses of managed investment entities	—	136	(21)	(b)(c)	115
Interest charges on borrowed money and other expenses	267	—	—		267
Total costs and expenses	3,789	136	(21)		3,904
Earnings from continuing operations before income taxes	890	—	—		890
Provision (credit) for income taxes	164	—	—		164
Net earnings from continuing operations, including noncontrolling interests	726	—	—		726
Net earnings (loss) from discontinued operations	914	—	—		914
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$1,640	$—	$—		$1,640

Nine months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$3,774	$—	$—		$3,774
Net investment income	307	—	7	(b)	314
Realized gains (losses) on:
Securities	(197)	—	—		(197)
Subsidiaries	(30)	—	—		(30)
Income of managed investment entities:
Investment income	—	154	—		154
Gain (loss) on change in fair value of assets/liabilities	—	(10)	(11)	(b)	(21)
Other income	73	—	(11)	(c)	62
Total revenues	3,927	144	(15)		4,056
Costs and Expenses:
Insurance benefits and expenses	3,676	—	—		3,676
Expenses of managed investment entities	—	144	(15)	(b)(c)	129
Interest charges on borrowed money and other expenses	256	—	—		256
Total costs and expenses	3,932	144	(15)		4,061
Earnings from continuing operations before income taxes	(5)	—	—		(5)
Provision (credit) for income taxes	(52)	—	—		(52)
Net earnings from continuing operations, including noncontrolling interests	47	—	—		47
Net earnings (loss) from discontinued operations	(20)	—	—		(20)
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(13)	—	—		(13)
Net earnings attributable to shareholders	$40	$—	$—		$40
(a)Includes income of $17 million in the first nine months of 2021 and a loss of $7 million in the first nine months of 2020, representing the change in fair value of AFG’s CLO investments plus $12 million and $11 million in the first nine months of 2021 and the first nine months of 2020, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $9 million in the first nine months of 2021 and $4 million in the first nine months of 2020, in distributions recorded as interest expense by the CLOs.
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

AFG recorded $914 million in non-core net earnings from the discontinued annuity operations in the first nine months of 2021, which includes a $656 million after tax gain on the sale, compared to non-core net losses of $20 million in the first nine months of 2020. See “Discontinued Annuity Operations” below for details of the impact of the discontinued annuity operations on AFG’s net earnings attributable to shareholders for the third quarter of 2020 and first nine months of 2021 and 2020.

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

AFG recorded non-core net losses of $109 million in the first nine months of 2020 related to the run-off of the Neon business, which, in accordance with generally accepted accounting principles, included an estimated $30 million loss on the sale of the business. In conjunction with the sale, AFG recognized a tax benefit of $73 million, resulting in a net unfavorable $36 million non-core after tax impact from the Neon exited lines in the first nine months of 2020. In the first nine months of 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received on the sale of Neon.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$284	$155	$794	$382
Pretax non-core items:
Realized gains (losses) on securities	(17)	23	103	(197)
Neon exited lines (*)	—	(70)	4	(122)
Special A&E charges	—	(68)	—	(68)
Other	—	—	(11)	—
Earnings (loss) before income taxes	267	40	890	(5)
Provision (credit) for income taxes:
Core operating earnings	53	34	152	76
Non-core items:
Realized gains (losses) on securities	(5)	5	20	(41)
Neon exited lines (*)	—	(73)	1	(73)
Special A&E charges	—	(14)	—	(14)
Other	—	—	(9)	—
Total provision (credit) for income taxes	48	(48)	164	(52)
Net earnings from continuing operations, including noncontrolling interests	219	88	726	47
Net earnings (loss) from discontinued operations	—	76	914	(20)
Less net earnings (loss) from continuing operations attributable to noncontrolling interests:
Neon exited lines (*)	—	—	—	(13)
Net earnings attributable to shareholders	$219	$164	$1,640	$40

Net earnings:
Core net operating earnings	$231	$121	$642	$306
Realized gains (losses) on securities	(12)	18	83	(156)
Neon exited lines (*)	—	3	3	(36)
Special A&E charges	—	(54)	—	(54)
Other	—	—	(2)	—
Net earnings from continuing operations	219	88	726	60
Discontinued annuity operations	—	76	914	(20)
Net earnings attributable to shareholders	$219	$164	$1,640	$40

Diluted per share amounts:
Core net operating earnings	$2.71	$1.38	$7.48	$3.40
Realized gains (losses) on securities	(0.15)	0.20	0.95	(1.72)
Neon exited lines (*)	—	0.03	0.04	(0.41)
Special A&E charges	—	(0.61)	—	(0.61)
Other	—	—	(0.02)	—
Diluted per share amounts, continuing operations	2.56	1.00	8.45	0.66
Discontinued annuity operations	—	0.86	10.66	(0.21)
Net earnings attributable to shareholders	$2.56	$1.86	$19.11	$0.45
(*)As discussed above, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses). In the first nine months of 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received on the sale of Neon.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net earnings attributable to shareholders were $219 million in the third quarter of 2021 compared to $164 million in the third quarter of 2020. The improved results reflects higher core net operating earnings and the impact of special A&E charges recorded in the third quarter of 2020, partially offset by net realized losses in the third quarter of 2021 compared to net realized gains on securities in the third quarter of 2020 and net earnings from the discontinued annuity operations in the third quarter of 2020. Core net operating earnings for the third quarter of 2021 increased $110 million compared to the third quarter of 2020 reflecting higher underwriting profit and net investment income in the property and casualty insurance segment. Realized gains (losses) on securities in the third quarter of 2021 and 2020 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders were $1.64 billion in the first nine months of 2021 compared to $40 million in the first nine months of 2020. The improved results reflect higher core net operating earnings, net realized gains on securities in the first nine months of 2021 compared to net realized losses in the first nine months of 2020, the impact of special A&E charges and non-core losses from the Neon exited lines in the 2020 period and net earnings from the discontinued annuity operations in the first nine months of 2021 (through the sale date) compared to a net loss in the first nine months of 2020. The discontinued annuity operations includes an after-tax gain from the sale of the annuity subsidiaries of $656 million in the 2021 period. Core net operating earnings for the first nine months of 2021 increased $336 million compared to the first nine months of 2020 reflecting higher underwriting profit and net investment income in the property and casualty insurance segment, partially offset by higher interest charges on borrowed money and higher holding company expenses. Realized gains (losses) on securities in the first nine months of 2021 and 2020 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2021 and 2020 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,529	$—	$—	$—	$1,529	$—	$1,529
Net investment income	165	—	(5)	9	169	—	169
Realized gains (losses) on securities	—	—	—	—	—	(17)	(17)
Income of MIEs:
Investment income	—	—	45	—	45	—	45
Gain (loss) on change in fair value of assets/liabilities	—	—	1	—	1	—	1
Other income	4	—	(4)	27	27	—	27
Total revenues	1,698	—	37	36	1,771	(17)	1,754

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	954	—	—	—	954	—	954
Commissions and other underwriting expenses	407	—	—	10	417	—	417
Interest charges on borrowed money	—	—	—	24	24	—	24
Expenses of MIEs	—	—	37	—	37	—	37
Other expenses	8	—	—	47	55	—	55
Total costs and expenses	1,369	—	37	81	1,487	—	1,487
Earnings (loss) from continuing operations before income taxes	329	—	—	(45)	284	(17)	267
Provision (credit) for income taxes	64	—	—	(11)	53	(5)	48
Net earnings from continuing operations, including noncontrolling interests	265	—	—	(34)	231	(12)	219
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings	265	—	—	(34)	231
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(12)	(12)	12	—
Net Earnings Attributable to Shareholders	$265	$—	$—	$(46)	$219	$—	$219

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Three months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,339	$—	$—	$—	$1,339	$—	$42	$1,381
Net investment income	111	10	(4)	4	121	—	1	122
Realized gains (losses) on:
Securities	—	—	—	—	—	23	—	23
Subsidiaries	—	—	—	—	—	—	(30)	(30)
Income of MIEs:
Investment income	—	—	46	—	46	—	—	46
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	—	(5)	—	—	(5)
Other income	—	1	(3)	21	19	—	—	19
Total revenues	1,450	11	34	25	1,520	23	13	1,556

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	856	—	—	—	856	47	60	963
Commissions and other underwriting expenses	380	—	—	6	386	—	20	406
Interest charges on borrowed money	—	—	—	24	24	—	—	24
Expenses of MIEs	—	—	34	—	34	—	—	34
Other expenses	9	8	—	48	65	21	3	89
Total costs and expenses	1,245	8	34	78	1,365	68	83	1,516
Earnings (loss) from continuing operations before income taxes	205	3	—	(53)	155	(45)	(70)	40
Provision (credit) for income taxes	46	1	—	(13)	34	(9)	(73)	(48)
Net earnings from continuing operations, including noncontrolling interests	159	2	—	(40)	121	(36)	3	88
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Core Net Operating Earnings	159	2	—	(40)	121
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	18	18	(18)	—	—
Discontinued operations, net of tax	—	78	—	(2)	76	—	—	76
Neon exited lines (b)	3	—	—	—	3	—	(3)	—
Special A&E charges, net of tax	(37)	—	—	(17)	(54)	54	—	—
Net Earnings Attributable to Shareholders	$125	$80	$—	$(41)	$164	$—	$—	$164
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

AFG’s property and casualty insurance operations contributed $329 million in GAAP pretax earnings in the third quarter of 2021 compared to $88 million in the third quarter of 2020, an increase of $241 million (274%). Property and casualty core pretax earnings were $329 million in the third quarter of 2021 compared to $205 million in the third quarter of 2020, an increase of $124 million (60%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines (including the estimate loss on sale) and special A&E charges in the third quarter of 2020. The increase in core pretax earnings reflects higher core underwriting profit in the third quarter of 2021 compared

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
to the third quarter of 2020 and significantly higher net investment income. Improved results from alternative investments (partnerships and similar investments and AFG-managed CLOs) were partially offset by lower other net investment income, due primarily to lower short-term interest rates.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2021 and 2020 (dollars in millions):

	Three months ended September 30,
	2021	2020	% Change
Gross written premiums	$2,656	$2,223	19%
Reinsurance premiums ceded	(927)	(735)	26%
Net written premiums	1,729	1,488	16%
Change in unearned premiums	(200)	(149)	34%
Net earned premiums	1,529	1,339	14%
Loss and loss adjustment expenses (a)	954	856	11%
Commissions and other underwriting expenses	407	380	7%
Core underwriting gain	168	103	63%

Net investment income	165	111	49%
Other income and expenses, net	(4)	(9)	(56%)
Core earnings before income taxes	329	205	60%
Pretax non-core special A&E charges	—	(47)	(100%)
Pretax non-core Neon exited lines (b)	—	(70)	(100%)
GAAP earnings before income taxes and noncontrolling interests	$329	$88	274%
(a)Excludes pretax non-core special A&E charges of $47 million in the third quarter of 2020.
(b)In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are treated as non-core earnings (losses). Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the three months ended September 30, 2020 (in millions):

	Three months ended September 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$2,223	$8	$2,231
Reinsurance premiums ceded	(735)	(7)	(742)
Net written premiums	1,488	1	1,489
Change in unearned premiums	(149)	41	(108)
Net earned premiums	1,339	42	1,381
Loss and loss adjustment expenses	856	60	916
Commissions and other underwriting expenses	380	20	400
Underwriting gain (loss)	103	(38)	65

Net investment income	111	1	112
Loss on sale of subsidiaries	—	(30)	(30)
Other income and expenses, net	(9)	(3)	(12)
Earnings (loss) before income taxes and noncontrolling interests	205	(70)	135
Pretax non-core special A&E charges	(47)	—	(47)
GAAP earnings (loss) before income taxes and noncontrolling interests	$158	$(70)	$88

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Three months ended September 30,
	2021	2020	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	62.4%	63.8%	(1.4%)
Underwriting expense ratio	26.6%	28.3%	(1.7%)
Combined ratio	89.0%	92.1%	(3.1%)

Aggregate — including exited lines
Loss and LAE ratio	62.4%	69.8%	(7.4%)
Underwriting expense ratio	26.6%	29.0%	(2.4%)
Combined ratio	89.0%	98.8%	(9.8%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.66 billion for the third quarter of 2021 compared to $2.23 billion for the third quarter of 2020, an increase of $425 million (19%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2021		2020
	GWP	%	GWP	%	% Change
Property and transportation	$1,334	50%	$1,061	48%	26%
Specialty casualty	1,121	42%	978	44%	15%
Specialty financial	201	8%	184	8%	9%
Total specialty	2,656	100%	2,223	100%	19%
Neon exited lines	—	—%	8	—%	(100%)
Aggregate	$2,656	100%	$2,231	100%	19%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 35% of gross written premiums for the third quarter of 2021 compared to 33% of gross written premiums for the third quarter of 2020, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2021		2020		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(561)	42%	$(426)	40%	2%
Specialty casualty	(389)	35%	(336)	34%	1%
Specialty financial	(36)	18%	(31)	17%	1%
Other specialty	59		58
Total specialty	(927)	35%	(735)	33%	2%
Neon exited lines	—	—%	(7)	88%	(88%)
Aggregate	$(927)	35%	$(742)	33%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.73 billion for the third quarter of 2021 compared to $1.49 billion for the third quarter of 2020, an increase of $240 million (16%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2021		2020
	NWP	%	NWP	%	% Change
Property and transportation	$773	45%	$635	43%	22%
Specialty casualty	732	42%	642	43%	14%
Specialty financial	165	10%	153	10%	8%
Other specialty	59	3%	58	4%	2%
Total specialty	1,729	100%	1,488	100%	16%
Neon exited lines	—	—%	1	—%	(100%)
Aggregate	$1,729	100%	$1,489	100%	16%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.53 billion for the third quarter of 2021 compared to $1.38 billion for the third quarter of 2020, an increase of $148 million (11%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2021		2020
	NEP	%	NEP	%	% Change
Property and transportation	$700	46%	$574	42%	22%
Specialty casualty	613	40%	560	41%	9%
Specialty financial	163	11%	155	11%	5%
Other specialty	53	3%	50	3%	6%
Total specialty	1,529	100%	1,339	97%	14%
Neon exited lines	—	—%	42	3%	(100%)
Aggregate	$1,529	100%	$1,381	100%	11%

Gross written premiums for the third quarter of 2021 increased $425 million (19%) compared to the third quarter of 2020 reflecting an increase in each of the Specialty property and casualty insurance sub-segments as a result of an improving economy, new business opportunities and a strong renewal rate environment. Overall average renewal rates increased

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
approximately 11% in the third quarter of 2021. Excluding rate decreases in the workers’ compensation business, renewal rates increased approximately 13%.

Property and transportation Gross written premiums increased $273 million (26%) in the third quarter of 2021 compared to the third quarter of 2020 due primarily to higher premiums in the crop insurance business as a result of higher commodity futures pricing and rate increases as well as higher premiums in the transportation businesses as a result of new accounts, combined with strong renewals. Average renewal rates increased approximately 5% for this group in the third quarter of 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the third quarter of 2021 compared to the third quarter of 2020 reflecting growth in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment and higher cessions in the transportation businesses.

Specialty casualty Gross written premiums increased $143 million (15%) in the third quarter of 2021 compared to the third quarter of 2020. Significant renewal rate increases and new business opportunities contributed to higher premiums in the excess and surplus lines businesses and renewal rate increases, strong account retention and new business opportunities contributed to premium growth in the targeted markets businesses. The mergers and acquisitions and executive liability businesses also contributed meaningfully to the year-over-year growth. Average renewal rates increased approximately 13% for this group in the third quarter of 2021. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 18%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the third quarter of 2021 and the third quarter of 2020.

Specialty financial Gross written premiums increased $17 million (9%) in the third quarter of 2021 compared to the third quarter of 2020 due primarily to growth in the lender services, fidelity and surety businesses. Average renewal rates increased approximately 8% for this group in the third quarter of 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the third quarter of 2021 compared to the third quarter of 2020 reflecting a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $1 million in the third quarter of 2021 compared to the third quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Three months ended September 30,			Three months ended September 30,
	2021	2020	Change	2021	2020
Property and transportation
Loss and LAE ratio	73.7%	70.1%	3.6%
Underwriting expense ratio	19.8%	21.8%	(2.0%)
Combined ratio	93.5%	91.9%	1.6%
Underwriting profit				$45	$47

Specialty casualty
Loss and LAE ratio	54.6%	62.9%	(8.3%)
Underwriting expense ratio	27.4%	27.8%	(0.4%)
Combined ratio	82.0%	90.7%	(8.7%)
Underwriting profit				$110	$53

Specialty financial
Loss and LAE ratio	34.2%	39.9%	(5.7%)
Underwriting expense ratio	50.0%	51.7%	(1.7%)
Combined ratio	84.2%	91.6%	(7.4%)
Underwriting profit				$26	$13

Total Specialty
Loss and LAE ratio	62.4%	63.8%	(1.4%)
Underwriting expense ratio	26.6%	28.3%	(1.7%)
Combined ratio	89.0%	92.1%	(3.1%)
Underwriting profit				$169	$104

Aggregate — including exited lines
Loss and LAE ratio	62.4%	69.8%	(7.4%)
Underwriting expense ratio	26.6%	29.0%	(2.4%)
Combined ratio	89.0%	98.8%	(9.8%)
Underwriting profit				$168	$18

The Specialty property and casualty insurance operations generated an underwriting profit of $169 million in the third quarter of 2021 compared to $104 million in the third quarter of 2020, an increase of $65 million (63%). The higher underwriting profit in the third quarter of 2021 reflects higher underwriting profits in the Specialty casualty and Specialty financial insurance sub-segments, partially offset by slightly lower underwriting profit in the Property and transportation insurance sub-segment. Overall catastrophe losses were $31 million (2.0 points on the combined ratio) compared to catastrophe losses of $36 million (2.7 points) and related net reinstatement premiums of $5 million in the third quarter of 2020.

Property and transportation Underwriting profit for this group was $45 million for the third quarter of 2021 compared to $47 million for the third quarter of 2020, a decrease of $2 million (4%). Higher underwriting profitability in the crop operations and Singapore branch were more than offset by lower underwriting profit in the transportation, property and inland marine and non-crop agricultural businesses. Catastrophe losses were $14 million (2.0 points on the combined ratio) compared to $18 million (3.1 points) in the third quarter of 2020.

Specialty casualty Underwriting profit for this group was $110 million for the third quarter of 2021 compared to $53 million for the third quarter of 2020, an increase of $57 million (108%). This increase reflects higher underwriting profitability in the workers’ compensation, general liability, excess and surplus lines and excess liability businesses in the third quarter of 2021 compared to the third quarter of 2020. Catastrophe losses were $3 million (0.4 points on the combined ratio) compared to $3 million (0.8 points) and related net reinstatement premiums of $5 million in the third quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Underwriting profit for this group was $26 million for the third quarter of 2021 compared to $13 million in the third quarter of 2020, an increase of $13 million (100%). This increase reflects higher year-over-year underwriting profitability in the surety and financial institutions businesses. Catastrophe losses were $14 million (8.2 points on the combined ratio) compared to $13 million (8.6 points) in the third quarter of 2020.

Other specialty This group reported an underwriting loss of $12 million in the third quarter of 2021 compared to $9 million in the third quarter of 2020, an increase of $3 million (33%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the third quarter of 2021 compared to the third quarter of 2020.

Aggregate As discussed below under “Net prior year reserve development,” AFG recorded special charges to increase property and casualty A&E reserves by $47 million in the third quarter of 2020. Aggregate underwriting results for AFG’s property and casualty insurance segment also include an underwriting loss of $38 million at Neon in the third quarter of 2020, due primarily to catastrophe losses and several large claims. AFG also recorded adverse prior year reserve development of $1 million in both the third quarter of 2021 and 2020 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 62.4% for the third quarter of 2021 compared to 69.8% for the third quarter of 2020, a decrease of 7.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2021	2020	2021	2020	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$520	$410	74.2%	71.4%	2.8%
Prior accident years development	(18)	(26)	(2.5%)	(4.5%)	2.0%
Current year COVID-19 related losses	—	1	—%	0.1%	(0.1%)
Current year catastrophe losses	14	18	2.0%	3.1%	(1.1%)
Property and transportation losses and LAE and ratio	$516	$403	73.7%	70.1%	3.6%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$387	$366	63.2%	65.1%	(1.9%)
Prior accident years development	(56)	(16)	(9.1%)	(2.9%)	(6.2%)
Current year COVID-19 related losses	1	(1)	0.1%	(0.1%)	0.2%
Current year catastrophe losses	3	3	0.4%	0.8%	(0.4%)
Specialty casualty losses and LAE and ratio	$335	$352	54.6%	62.9%	(8.3%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$58	$59	36.3%	37.8%	(1.5%)
Prior accident years development	(18)	(9)	(11.2%)	(5.7%)	(5.5%)
Current year COVID-19 related losses	2	(1)	0.9%	(0.8%)	1.7%
Current year catastrophe losses	14	13	8.2%	8.6%	(0.4%)
Specialty financial losses and LAE and ratio	$56	$62	34.2%	39.9%	(5.7%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$1,002	$867	65.7%	64.8%	0.9%
Prior accident years development	(83)	(48)	(5.4%)	(3.7%)	(1.7%)
Current year COVID-19 related losses	3	—	0.1%	—%	0.1%
Current year catastrophe losses	31	36	2.0%	2.7%	(0.7%)
Total Specialty losses and LAE and ratio	$953	$855	62.4%	63.8%	(1.4%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$1,002	$911	65.7%	66.0%	(0.3%)
Prior accident years development	(82)	—	(5.4%)	—%	(5.4%)
Current year COVID-19 related losses	3	—	0.1%	—%	0.1%
Current year catastrophe losses	31	52	2.0%	3.8%	(1.8%)
Aggregate losses and LAE and ratio	$954	$963	62.4%	69.8%	(7.4%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 65.7% for the third quarter of 2021 compared to 64.8% for the third quarter of 2020, an increase of 0.9 percentage points.

Property and transportation   The 2.8 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a higher loss and LAE ratio in the property and inland marine business due to higher claim frequency and severity in the third quarter of 2021 compared to the third quarter of 2020.

Specialty casualty   The 1.9 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios of the workers’ compensation and executive liability businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 1.5 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio of the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $83 million in the third quarter of 2021 compared to $48 million in the third quarter of 2020, an increase of $35 million (73%).

Property and transportation Net favorable reserve development of $18 million in the third quarter of 2021 reflects lower than expected claim severity in the ocean marine business, lower than expected claim frequency in the aviation business and lower than anticipated claim frequency and severity in the trucking business. Net favorable reserve development of $26 million in the third quarter of 2020 reflects lower than anticipated claim frequency and severity in the transportation businesses and lower than expected claim frequency and severity in the non-crop agricultural businesses.

Specialty casualty Net favorable reserve development of $56 million in the third quarter of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the excess and surplus lines businesses. Net favorable reserve development of $16 million in the third quarter of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim frequency in general liability contractor claims.

Specialty financial Net favorable reserve development of $18 million in the third quarter of 2021 reflects lower than anticipated claim frequency in the surety and trade credit businesses. Net favorable reserve development of $9 million in the third quarter of 2020 reflects lower than anticipated claim frequency and severity in the fidelity and surety businesses and lower than expected claim frequency in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $9 million in the third quarter of 2021 and $3 million in the third quarter of 2020, reflecting net adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Special asbestos and environmental reserve charges During the third quarter of 2021, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years.

During the 2021 internal review, no new trends were identified and recent claims activity was generally consistent with AFG’s expectations resulting from the 2020 external study. As a result, the 2021 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves.

A comprehensive external study of AFG’s A&E reserves was completed in the third quarter of 2020. As a result of the 2020 external study, AFG recorded a $47 million (net of reinsurance) pretax special charge to increase its property and casualty insurance segment’s asbestos reserves by $26 million (net of reinsurance) and its environmental reserves by $21 million (net of reinsurance). AFG also recorded a $21 million pretax special charge to increase the reserves of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2020 Form 10-K.

The increase in property and casualty environmental reserves in 2020 was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and its estimate of future, but as yet unreported, claims. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in 2020 and prior recent years.

At September 30, 2021, the property and casualty insurance segment’s insurance reserves include A&E reserves of $414 million, net of reinsurance recoverables. At September 30, 2021, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2020, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2021)	25.7	24.4	25.1
Industry (12/31/2020)	7.9	8.5	8.1
In addition, the 2021 internal review encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the minor increase in liabilities recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2021 and 2020.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the 2020 special A&E charge mentioned above, net adverse reserve development of $1 million in the third quarter of 2021 related to business outside the Specialty group that AFG no longer writes and net adverse reserve development of $1 million in the third quarter of 2020 from the Neon exited lines.

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

Catastrophe losses of $31 million in the third quarter of 2021 resulted primarily from Hurricane Ida and, to a lesser extent, storms in multiple regions of the United States. Catastrophe losses of $52 million in the third quarter of 2020 resulted primarily from Hurricanes Hanna, Laura and Sally, Tropical Storm Isaias, storms and tornadoes in multiple regions of the United States and multiple wildfires in west coast states.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $407 million in the third quarter of 2021 compared to $400 million for the third quarter of 2020, an increase of $7 million (2%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 26.6% for the third quarter of 2021 compared to 29.0% for the third quarter of 2020, a decrease of 2.4 percentage points. Detail

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2021		2020		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$139	19.8%	$124	21.8%	(2.0%)
Specialty casualty	168	27.4%	155	27.8%	(0.4%)
Specialty financial	81	50.0%	80	51.7%	(1.7%)
Other specialty	19	34.7%	21	37.0%	(2.3%)
Total specialty	407	26.6%	380	28.3%	(1.7%)
Neon exited lines	—		20
Aggregate	$407	26.6%	$400	29.0%	(2.4%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.0 percentage points in the third quarter of 2021 compared to the third quarter of 2020 reflecting the impact of higher premiums on the ratio in the crop, property and inland marine, equine and transportation businesses in the third quarter of 2021 compared to the third quarter of 2020.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.4 percentage points in the third quarter of 2021 compared to the third quarter of 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability and excess and surplus businesses in the third quarter of 2021 compared to the third quarter of 2020.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.7 percentage points in the third quarter of 2021 compared to the third quarter of 2020 reflecting the impact of higher premiums on the ratio and lower contingent commissions in the financial services business in the third quarter of 2021 compared to the third quarter of 2020.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $165 million in the third quarter of 2021 compared to $111 million (excluding the Neon exited lines) in the third quarter of 2020, an increase of $54 million (49%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2021	2020	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$81	$83	$(2)	(2%)
Alternative investments	84	28	56	200%
Total net investment income	$165	$111	$54	49%

Average invested assets (at amortized cost)	$13,194	$11,764	$1,430	12%

Yield (net investment income as a % of average invested assets)	5.00%	3.77%	1.23%

Tax equivalent yield (*)	5.10%	3.92%	1.18%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the third quarter of 2021 compared to the third quarter of 2020 reflects significantly higher earnings from alternative investments (partnerships and similar investments and AFG-managed CLOs), partially offset by the effect of lower fixed maturity yields and lower short-term interest rates. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.00% for the third quarter of 2021 compared to 3.77% for the third quarter of 2020, an increase of 1.23 percentage points. The annualized return earned on alternative investments was 20.3% in the third quarter of 2021 compared to 12.3% in the prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported net investment income of $1 million in the third quarter of 2020.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $4 million for the third quarter of 2021 compared to $9 million for the third quarter of 2020, a decrease of $5 million (56%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2021	2020
Other income	$4	$—
Other expenses
Amortization of intangibles	1	3
Other	7	6
Total other expenses	8	9
Other income and expenses, net	$(4)	$(9)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $3 million in other income and expenses, net during the third quarter of 2020.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $45 million in the third quarter of 2021 compared to $74 million in the third quarter of 2020, a decrease of $29 million (39%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $45 million in the third quarter of 2021 compared to $53 million in the third quarter of 2020, a decrease of $8 million (15%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended September 30, 2021 and 2020 (dollars in millions):

	Three months ended September 30,
	2021	2020	% Change
Revenues:
Net investment income	$9	$4	125%
Other income — P&C fees	21	17	24%
Other income	6	4	50%
Total revenues	36	25	44%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	10	6	67%
Other expense — expenses associated with P&C fees	11	11	—%
Other expenses (*)	36	37	(3%)
Costs and expenses, excluding interest charges on borrowed money	57	54	6%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(21)	(29)	(28%)
Interest charges on borrowed money	24	24	—%
Core loss before income taxes, excluding realized gains and losses	(45)	(53)	(15%)
Pretax non-core special A&E charges	—	(21)	(100%)
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(45)	$(74)	(39%)
(*)Excludes a pretax non-core special A&E charge of $21 million in the third quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $9 million in the third quarter of 2021 compared to $4 million in the third quarter of 2020, an increase of $5 million (125%), reflecting income in the third quarter of 2021 from directly owned real estate acquired from the annuity group prior to the sale of the annuity business and purchases of fixed maturity investments at the holding company.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2021, AFG collected $18 million for these services compared to $17 million in the third quarter of 2020. Management views this fee income, net of the $11 million in both the third quarter of 2021 and the third quarter of 2020, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $3 million in fees from AFG’s disposed annuity operations during the third quarter of 2021 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in the third quarter of 2021 and $3 million in the third quarter of 2020, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $2 million and $1 million in the third quarter of 2021 and the third quarter of 2020, respectively.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $36 million in the third quarter of 2021 compared to $37 million in the third quarter of 2020, a decrease of $1 million (3%), reflecting lower holding company expenses related to employee benefit plans that are tied to stock market performance mostly offset by a minor charge to increase the liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $24 million in both the third quarter of 2021 and the third quarter of 2020. The following table details the principal amount of AFG’s long-term debt balances as of September 30, 2021 compared to September 30, 2020 (dollars in millions):

	September 30, 2021	September 30, 2020
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	425	425
5.25% Senior Notes due April 2030	300	300
5.125% Subordinated Debentures due December 2059	200	200
4.50% Subordinated Debentures due September 2060	200	200
6% Subordinated Debentures due November 2055	—	150
5.625% Subordinated Debentures due June 2060	150	150
5.875% Subordinated Debentures due March 2059	125	125
Other	3	3
Total principal amount of Holding Company Debt	$1,993	$2,143

Weighted Average Interest Rate	4.6%	4.7%

Interest expense for the third quarter of 2021 as compared to the third quarter of 2020 reflects the following financial transactions completed by AFG between June 30, 2020 and September 30, 2021:

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020

Holding Company and Other — Special A&E Charge
As a result of the 2021 in-depth internal review and the 2020 comprehensive external study of A&E exposures discussed under “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development,” AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded a minor charge to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations in the third quarter of 2021, which is included in AFG’s core operating earnings, compared to a pretax special charge of $21 million in the third quarter of 2020. The charges were due primarily to relatively small movements across several sites that reflect changes in the scope and costs of investigation and an increase in estimated ongoing operation and maintenance costs.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $17 million in the third quarter of 2021 compared to net gains of $23 million in the third quarter of 2020, a change of $40 million (174%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2021	2020
Realized gains (losses) before impairments:
Disposals	$—	$2
Change in the fair value of equity securities	(15)	22
Change in the fair value of derivatives	(2)	(1)
	(17)	23

Change in allowance for impairments on securities	—	—
Realized gains (losses) on securities	$(17)	$23

The $15 million net realized loss from the change in the fair value of equity securities in the third quarter of 2021 includes losses of $5 million on investments in healthcare companies, $4 million on investments in energy and natural gas companies and $4 million on investments in technology companies. The $22 million net realized gain from the change in the fair value of equity securities in the third quarter of 2020 includes gains of $10 million on investments in media companies, $6 million on investments in banks and financing companies and $4 million on investments in insurance companies, partially offset by losses of $6 million on investments in energy and natural gas companies.

Realized Loss on Subsidiary
On September 28, 2020, AFG announced that it had reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. The transaction closed in the fourth quarter of 2020. AFG recorded a $30 million loss in the third quarter of 2020 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. See Note C — “Sales of Businesses” to the financial statements.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision (credit) for income taxes on continuing operations was a provision of $48 million for the third quarter of 2021 compared to a credit of $48 million for the third quarter of 2020, a change of $96 million (200%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

Real Estate Entities Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the annuity businesses sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired approximately $480 million in real estate-related partnerships and AFG parent acquired approximately $100 million of directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities and certain other expenses that will be retained from the annuity operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold in May 2021, contributed $94 million in GAAP pretax earnings in the third quarter of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Segmented Statement of Earnings
Subsequent to the agreement to sell the Annuity subsidiaries, AFG reports its continuing operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2021 and 2020 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$3,952	$—	$—	$—	$3,952	$—	$3,952
Net investment income	467	51	(17)	20	521	—	521
Realized gains (losses) on:
Securities	—	—	—	—	—	103	103
Subsidiary	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	135	—	135	—	135
Gain (loss) on change in fair value of assets/liabilities	—	—	9	—	9	—	9
Other income	9	—	(12)	73	70	—	70
Total revenues	4,428	51	115	93	4,687	107	4,794

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,335	—	—	—	2,335	—	2,335
Commissions and other underwriting expenses	1,163	—	—	24	1,187	—	1,187
Interest charges on borrowed money	—	—	—	71	71	—	71
Expenses of MIEs	—	—	115	—	115	—	115
Other expenses	25	1	—	159	185	11	196
Total costs and expenses	3,523	1	115	254	3,893	11	3,904
Earnings (loss) from continuing operations before income taxes	905	50	—	(161)	794	96	890
Provision (credit) for income taxes	177	11	—	(36)	152	12	164
Net earnings from continuing operations, including noncontrolling interests	728	39	—	(125)	642	84	726
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings	728	39	—	(125)	642
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	83	83	(83)	—
Discontinued operations, net of tax	—	914	—	—	914	—	914
Neon exited lines (b)	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$731	$953	$—	$(44)	$1,640	$—	$1,640

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Nine months ended September 30, 2020
Revenues:
Property and casualty insurance net earned premiums	$3,600	$—	$—	$—	$3,600	$—	$174	$3,774
Net investment income	282	29	7	1	319	—	(5)	314
Realized gains (losses) on:
Securities	—	—	—	—	—	(197)	—	(197)
Subsidiaries	—	—	—	—	—	—	(30)	(30)
Income of MIEs:
Investment income	—	—	154	—	154	—	—	154
Gain (loss) on change in fair value of assets/liabilities	—	—	(21)	—	(21)	—	—	(21)
Other income	8	1	(11)	64	62	—	—	62
Total revenues	3,890	30	129	65	4,114	(197)	139	4,056

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,228	—	—	—	2,228	47	166	2,441
Commissions and other underwriting expenses	1,129	—	—	16	1,145	—	90	1,235
Interest charges on borrowed money	—	—	—	64	64	—	—	64
Expenses of MIEs	—	—	129	—	129	—	—	129
Other expenses	31	20	—	115	166	21	5	192
Total costs and expenses	3,388	20	129	195	3,732	68	261	4,061
Earnings (loss) from continuing operations before income taxes	502	10	—	(130)	382	(265)	(122)	(5)
Provision (credit) for income taxes	106	2	—	(32)	76	(55)	(73)	(52)
Net earnings from continuing operations, including noncontrolling interests	396	8	—	(98)	306	(210)	(49)	47
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Core Net Operating Earnings	396	8	—	(98)	306
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(156)	(156)	156	—	—
Discontinued operations, net of tax	—	(16)	—	(4)	(20)	—	—	(20)
Neon exited lines (b)	(36)	—	—	—	(36)	—	36	—
Special A&E charges, net of tax	(37)	—	—	(17)	(54)	54	—	—
Net Earnings Attributable to Shareholders	$323	$(8)	$—	$(275)	$40	$—	$—	$40
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $909 million in GAAP pretax earnings in the first nine months of 2021 compared to $333 million in the first nine months of 2020, an increase of $576 million (173%). Property and casualty core pretax earnings were $905 million in the first nine months of 2021 compared to $502 million in the first nine months of 2020, an increase of $403 million (80%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines in the first nine months of 2020. The increase in GAAP pretax earnings also reflects the impact of pretax non-core special A&E charges of $47 million in the first nine months of 2020. The increase in core pretax earnings reflects higher core underwriting profit in the first nine months of 2021 compared to the first nine months of 2020 and significantly higher net investment income. Improved results from alternative investments (partnerships and similar investments and AFG-managed CLOs) were partially offset by lower other net investment income, due primarily to lower short-term interest rates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine months ended September 30,
	2021	2020	% Change
Gross written premiums	$6,209	$5,288	17%
Reinsurance premiums ceded	(1,906)	(1,512)	26%
Net written premiums	4,303	3,776	14%
Change in unearned premiums	(351)	(176)	99%
Net earned premiums	3,952	3,600	10%
Loss and loss adjustment expenses (a)	2,335	2,228	5%
Commissions and other underwriting expenses	1,163	1,129	3%
Core underwriting gain	454	243	87%

Net investment income	467	282	66%
Other income and expenses, net	(16)	(23)	(30%)
Core earnings before income taxes	905	502	80%
Pretax non-core special A&E charges	—	(47)	(100%)
Pretax non-core Neon exited lines (b)	4	(122)	(103%)
GAAP earnings before income taxes and noncontrolling interests	$909	$333	173%
(a)Excludes pretax non-core special A&E charges of $47 million in the third quarter of 2020.
(b)In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd. (“Neon”), into run-off. As discussed under “Results of Operations — General,” following the December 2019 decision to exit the Lloyd’s of London insurance market, the results from the Neon exited lines are treated as non-core earnings (losses). Each line item in the table above has been adjusted to remove the impact from the Neon run-off operations in 2020. The following table details the impact of the Neon exited lines to each component of earnings (loss) before income taxes in the property and casualty insurance operations for the nine months ended September 30, 2020 (in millions):

	Nine months ended September 30, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$5,288	$78	$5,366
Reinsurance premiums ceded	(1,512)	(70)	(1,582)
Net written premiums	3,776	8	3,784
Change in unearned premiums	(176)	166	(10)
Net earned premiums	3,600	174	3,774
Loss and loss adjustment expenses	2,228	166	2,394
Commissions and other underwriting expenses	1,129	90	1,219
Underwriting gain (loss)	243	(82)	161

Net investment income	282	(5)	277
Loss on sale of subsidiaries	—	(30)	(30)
Other income and expenses, net	(23)	(5)	(28)
Earnings (loss) before income taxes and noncontrolling interests	502	(122)	380
Pretax non-core special A&E charges	(47)	—	(47)
GAAP earnings (loss) before income taxes and noncontrolling interests	$455	$(122)	$333

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Nine months ended September 30,
	2021	2020	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	59.0%	61.8%	(2.8%)
Underwriting expense ratio	29.4%	31.4%	(2.0%)
Combined ratio	88.4%	93.2%	(4.8%)

Aggregate — including exited lines
Loss and LAE ratio	59.0%	64.7%	(5.7%)
Underwriting expense ratio	29.4%	32.3%	(2.9%)
Combined ratio	88.4%	97.0%	(8.6%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $6.21 billion for the first nine months of 2021 compared to $5.37 billion for the first nine months of 2020, an increase of $843 million (16%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2021		2020
	GWP	%	GWP	%	% Change
Property and transportation	$2,705	44%	$2,166	40%	25%
Specialty casualty	2,922	47%	2,579	48%	13%
Specialty financial	582	9%	543	11%	7%
Total specialty	6,209	100%	5,288	99%	17%
Neon exited lines	—	—%	78	1%	(100%)
Aggregate	$6,209	100%	$5,366	100%	16%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 31% of gross written premiums for the first nine months of 2021 compared to 29% of gross written premiums for the first nine months of 2020, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2021		2020		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(965)	36%	$(719)	33%	3%
Specialty casualty	(1,010)	35%	(840)	33%	2%
Specialty financial	(97)	17%	(102)	19%	(2%)
Other specialty	166		149
Total specialty	(1,906)	31%	(1,512)	29%	2%
Neon exited lines	—	—%	(70)	90%	(90%)
Aggregate	$(1,906)	31%	$(1,582)	29%	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $4.30 billion for the first nine months of 2021 compared to $3.78 billion for the first nine months of 2020, an increase of $519 million (14%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2021		2020
	NWP	%	NWP	%	% Change
Property and transportation	$1,740	41%	$1,447	38%	20%
Specialty casualty	1,912	44%	1,739	46%	10%
Specialty financial	485	11%	441	12%	10%
Other specialty	166	4%	149	4%	11%
Total specialty	4,303	100%	3,776	100%	14%
Neon exited lines	—	—%	8	—%	—%
Aggregate	$4,303	100%	$3,784	100%	14%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.95 billion for the first nine months of 2021 compared to $3.77 billion for the first nine months of 2020, an increase of $178 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2021		2020
	NEP	%	NEP	%	% Change
Property and transportation	$1,547	39%	$1,350	36%	15%
Specialty casualty	1,772	45%	1,663	44%	7%
Specialty financial	477	12%	455	12%	5%
Other specialty	156	4%	132	3%	18%
Total specialty	3,952	100%	3,600	95%	10%
Neon exited lines	—	—%	174	5%	(100%)
Aggregate	$3,952	100%	$3,774	100%	5%

The $843 million (16%) increase in gross written premiums for the first nine months of 2021 compared to the first nine months of 2020 reflects an increase in each of the Specialty property and casualty sub-segments due primarily to an improving economy, new business opportunities, higher renewal rates and increased exposures. Overall average renewal rates increased approximately 10% in the first nine months of 2021. Excluding the workers’ compensation business, renewal pricing increased approximately 13%.

Property and transportation Gross written premiums increased $539 million (25%) in the first nine months of 2021 compared to the first nine months of 2020 due primarily to higher premiums in the crop insurance business as a result of higher commodity futures pricing and rate increases, higher premiums in the transportation businesses as a result of new accounts, combined with strong renewals and increased exposures in the alternative risk transfer business. Average renewal rates increased approximately 6% for this group in the first nine months of 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the first nine months of 2021 compared to the first nine months of 2020 reflecting growth in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment and the impact of reinstatement premiums in the first nine months of 2021 related to winter storms in Texas and a large property loss.

Specialty casualty Gross written premiums increased $343 million (13%) in the first nine months of 2021 compared to the first nine months of 2020. Significant renewal rate increases and new business opportunities contributed to higher premiums in the excess and surplus lines businesses and renewal rate increases, strong account retention and new business opportunities contributed to premium growth in the targeted markets businesses. The mergers and acquisitions and executive liability businesses also contributed meaningfully to the year-over-year growth. These increases were partially offset by lower year-over-year premiums in the workers’ compensation businesses, which were primarily the result of lower renewal rates and decreased exposure bases. Average renewal rates increased approximately 13% for this group in the first nine months of 2021. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 19%. Reinsurance premiums ceded as a percentage of gross written premiums

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
increased 2 percentage points in the first nine months of 2021 compared to the first nine months of 2020 reflecting growth in the excess and surplus, mergers and acquisitions and environmental businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $39 million (7%) in the first nine months of 2021 compared to the first nine months of 2020 due primarily to renewal rate increases and new business opportunities within the lender services, fidelity and surety businesses. Average renewal rates increased approximately 8% for this group in the first nine months of 2021. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points for the first nine months of 2021 compared to the first nine months of 2020 reflecting lower cessions in the financial institutions business due to reduced premiums from certain collateral protection insurance that is 100% reinsured and lower cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $17 million (11%) in the first nine months of 2021 compared to the first nine months of 2020, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020
Property and transportation
Loss and LAE ratio	64.7%	65.1%	(0.4%)
Underwriting expense ratio	24.9%	27.0%	(2.1%)
Combined ratio	89.6%	92.1%	(2.5%)
Underwriting profit				$163	$107

Specialty casualty
Loss and LAE ratio	59.7%	63.7%	(4.0%)
Underwriting expense ratio	26.9%	28.4%	(1.5%)
Combined ratio	86.6%	92.1%	(5.5%)
Underwriting profit				$237	$132

Specialty financial
Loss and LAE ratio	33.7%	40.8%	(7.1%)
Underwriting expense ratio	51.2%	52.7%	(1.5%)
Combined ratio	84.9%	93.5%	(8.6%)
Underwriting profit				$72	$30

Total Specialty
Loss and LAE ratio	59.0%	61.8%	(2.8%)
Underwriting expense ratio	29.4%	31.4%	(2.0%)
Combined ratio	88.4%	93.2%	(4.8%)
Underwriting profit				$456	$247

Aggregate — including exited lines
Loss and LAE ratio	59.0%	64.7%	(5.7%)
Underwriting expense ratio	29.4%	32.3%	(2.9%)
Combined ratio	88.4%	97.0%	(8.6%)
Underwriting profit				$454	$114

The Specialty property and casualty insurance operations generated an underwriting profit of $456 million for the first nine months of 2021 compared to $247 million for the first nine months of 2020, an increase of $209 million (85%), reflecting higher underwriting profits in each of the Specialty property and casualty insurance sub-segments. Underwriting results for the Specialty property and casualty insurance operations include $14 million in COVID-19 related losses (0.3 points on the combined ratio) in the first nine months of 2021 compared to $95 million (2.6 points) in the first nine months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Catastrophe losses were $61 million (1.5 points on the combined ratio) and related net reinstatement premiums were $12 million in the first nine months of 2021 compared to catastrophe losses of $71 million (2.0 points) and related net reinstatement premiums of $5 million in the first nine months of 2020.

Property and transportation Underwriting profit for this group was $163 million for the first nine months of 2021 compared to $107 million for the first nine months of 2020, an increase of $56 million (52%). This increase reflects higher underwriting profitability in the transportation, property and inland marine and crop businesses. Catastrophe losses were $34 million (2.2 points on the combined ratio), primarily the result of winter storms in Texas and Hurricane Ida, and related net reinstatement premiums were $9 million in the first nine months of 2021 compared to catastrophe losses of $41 million (3.0 points) in the first nine months of 2020. COVID-19 related losses for this group were $7 million (0.5 points) in the first nine months of 2020.

Specialty casualty Underwriting profit for this group was $237 million for the first nine months of 2021 compared to $132 million for the first nine months of 2020, an increase of $105 million (80%). This increase reflects higher underwriting profitability in the excess and surplus lines, excess liability and general liability businesses in the first nine months of 2021 compared to the first nine months of 2020. COVID-19 related losses were $8 million (0.4 points on the combined ratio) in the first nine months of 2021 compared to $58 million (3.5 points) in the first nine months of 2020, primarily in the workers’ compensation and executive liability businesses. Catastrophe losses were $6 million (0.3 points on the combined ratio) and related net reinstatement premiums were $1 million in the first nine months of 2021 compared to catastrophe losses of $9 million (0.6 points) and related net reinstatement premiums of $5 million in the first nine months of 2020.

Specialty financial Underwriting profit for this group was $72 million for the first nine months of 2021 compared to $30 million for the first nine months of 2020, an increase of $42 million (140%). This increase reflects higher year-over-year underwriting profitability in the surety, financial institutions and trade credit businesses. COVID-19 related losses were $6 million (1.2 points on the combined ratio) in the first nine months of 2021 compared to $29 million (6.4 points) in the first nine months of 2020, primarily related to trade credit insurance. Catastrophe losses were $20 million (4.1 points on the combined ratio) and related net reinstatement premiums were $2 million in the first nine months of 2021 compared to catastrophe losses of $19 million (4.3 points) in the first nine months of 2020.

Other specialty This group reported an underwriting loss of $16 million for the first nine months of 2021 compared to $22 million in the first nine months of 2020, a decrease of $6 million (27%). This decrease reflects lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first nine months of 2021 compared to the first nine months of 2020.

Aggregate See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2021 and 2020 for a discussion of the $47 million pretax non-core special A&E charge recorded in the third quarter of 2020. Aggregate underwriting results for AFG’s property and casualty insurance segment includes an underwriting loss of $82 million at Neon in the first nine months of 2020, due primarily to losses related to the COVID-19 pandemic, catastrophe losses and several large claims. AFG also recorded adverse prior year reserve development of $2 million and $4 million in the first nine months of 2021 and 2020, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.0% for the first nine months of 2021 compared to 64.7% for the first nine months of 2020, a decrease of 5.7 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2021	2020	2021	2020	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$1,067	$909	69.0%	67.4%	1.6%
Prior accident years development	(101)	(78)	(6.5%)	(5.8%)	(0.7%)
Current year COVID-19 related losses	—	7	—%	0.5%	(0.5%)
Current year catastrophe losses	34	41	2.2%	3.0%	(0.8%)
Property and transportation losses and LAE and ratio	$1,000	$879	64.7%	65.1%	(0.4%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$1,130	$1,083	63.8%	65.1%	(1.3%)
Prior accident years development	(85)	(91)	(4.8%)	(5.5%)	0.7%
Current year COVID-19 related losses	8	58	0.4%	3.5%	(3.1%)
Current year catastrophe losses	6	9	0.3%	0.6%	(0.3%)
Specialty casualty losses and LAE and ratio	$1,059	$1,059	59.7%	63.7%	(4.0%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$173	$160	36.3%	34.9%	1.4%
Prior accident years development	(38)	(22)	(7.9%)	(4.8%)	(3.1%)
Current year COVID-19 related losses	6	29	1.2%	6.4%	(5.2%)
Current year catastrophe losses	20	19	4.1%	4.3%	(0.2%)
Specialty financial losses and LAE and ratio	$161	$186	33.7%	40.8%	(7.1%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$2,468	$2,239	62.5%	62.2%	0.3%
Prior accident years development	(210)	(181)	(5.3%)	(5.0%)	(0.3%)
Current year COVID-19 related losses	14	95	0.3%	2.6%	(2.3%)
Current year catastrophe losses	61	71	1.5%	2.0%	(0.5%)
Total Specialty losses and LAE and ratio	$2,333	$2,224	59.0%	61.8%	(2.8%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$2,468	$2,358	62.4%	62.5%	(0.1%)
Prior accident years development	(208)	(119)	(5.2%)	(3.1%)	(2.1%)
Current year COVID-19 related losses	14	115	0.3%	3.0%	(2.7%)
Current year catastrophe losses	61	87	1.5%	2.3%	(0.8%)
Aggregate losses and LAE and ratio	$2,335	$2,441	59.0%	64.7%	(5.7%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.5% for the first nine months of 2021 compared to 62.2% for the first nine months of 2020, an increase of 0.3 percentage points.

Property and transportation   The 1.6 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects higher losses in the property and inland marine business in the first nine months of 2021 compared to the first nine months of 2020.

Specialty casualty   The 1.3 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios of the workers’ compensation business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 1.4 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio of the financial institutions and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $210 million in the first nine months of 2021 compared to $181 million in the first nine months of 2020, an increase of $29 million (16%).

Property and transportation Net favorable reserve development of $101 million in the first nine months of 2021 reflects lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business, lower than expected claim severity in the property and inland marine business and lower than expected claim frequency in the aviation business, partially offset by higher than expected claim frequency and severity in the equine business. Net favorable reserve development of $78 million in the first nine months of 2020 reflects lower than expected claim frequency and severity in the agricultural businesses and lower than anticipated claim frequency and severity in the transportation businesses.

Specialty casualty Net favorable reserve development of $85 million in the first nine months of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the general liability and targeted markets businesses. Net favorable reserve development of $91 million in the first nine months of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business, partially offset by higher than expected claim frequency in general liability contractor claims and higher than expected claim frequency and severity in the excess and surplus businesses.

Specialty financial Net favorable reserve development of $38 million in the first nine months of 2021 reflects lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business. Net favorable reserve development of $22 million in the first nine months of 2020 reflects lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial institutions, fidelity and surety businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $14 million in the first nine months of 2021 and $10 million in the first nine months of 2020, reflecting net adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Special asbestos and environmental reserve charges See “Special asbestos and environmental reserve charges” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2021 and 2020 for a discussion of the $47 million special charge recorded in the third quarter of 2020.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges mentioned above, net adverse reserve development of $11 million in the first nine months of 2020 from the Neon exited lines and net adverse reserve development of $2 million in the first nine months of 2021 and $4 million in the first nine months of 2020 related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations recorded $14 million in reserve charges related to COVID-19 in the first nine months of 2021 primarily related to the workers’ compensation and trade credit businesses, and released approximately $13 million of accident year 2020 reserves based on loss experience. Underwriting results for the first nine months of 2020 include $95 million of reserve charges related to COVID-19. Approximately 70% of AFG’s 2020 COVID-19 related losses were reported in the workers’ compensation, executive liability and trade credit businesses, with the remainder spread across numerous other businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 63% of the $96 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at September 30, 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In addition, COVID-19 related losses were the primary driver of the underwriting loss recorded in the Neon exited lines for the first nine months of 2020.

Catastrophe losses
Catastrophe losses of $61 million in the first nine months of 2021 resulted primarily from Hurricane Ida and storms in multiple regions of the United States, including the winter storms in Texas. Catastrophe losses of $87 million in the first nine months of 2020 resulted primarily from Hurricanes Hanna, Laura and Sally, Tropical Storm Isaias, storms and tornadoes in multiple regions of the United States, multiple wildfires in west coast states and included $4 million related to civil unrest.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.16 billion in the first nine months of 2021 compared to $1.22 billion for the first nine months of 2020, a decrease of $56 million (5%). AFG’s underwriting expense ratio was 29.4% for the first nine months of 2021 compared to 32.3% for the first nine months of 2020, a decrease of 2.9 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2021		2020		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$384	24.9%	$364	27.0%	(2.1%)
Specialty casualty	476	26.9%	472	28.4%	(1.5%)
Specialty financial	244	51.2%	239	52.7%	(1.5%)
Other specialty	59	37.5%	54	39.1%	(1.6%)
Total Specialty	1,163	29.4%	1,129	31.4%	(2.0%)
Neon exited lines	—		90
Aggregate	$1,163	29.4%	$1,219	32.3%	(2.9%)
Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.1 percentage points in the first nine months of 2021 compared to the first nine months of 2020 reflecting the impact of higher premiums on the ratio in the first nine months of 2021 compared to the first nine months of 2020.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.5 percentage points in the first nine months of 2021 compared to the first nine months of 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability and excess and surplus businesses and the impact of higher premiums on the ratio in the first nine months of 2021 compared to the first nine months of 2020.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.5 percentage points in the first nine months of 2021 compared to the first nine months of 2020 reflecting the impact of higher premiums on the ratio in the first nine months of 2021 compared to the first nine months of 2020.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $467 million in the first nine months of 2021 compared to $282 million (excluding the Neon exited lines) in the first nine months of 2020, an increase of $185 million (66%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2021	2020	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$243	$264	$(21)	(8%)
Alternative investments	224	18	206	1,144%
Total net investment income	$467	$282	$185	66%

Average invested assets (at amortized cost)	$12,763	$11,611	$1,152	10%

Yield (net investment income as a % of average invested assets)	4.88%	3.24%	1.64%

Tax equivalent yield (*)	5.00%	3.37%	1.63%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first nine months of 2021 compared to the first nine months of 2020 reflects significantly higher earnings from alternative investments (partnerships and similar investments and AFG-managed CLOs), partially offset by the effect of lower fixed maturity yields, lower short-term interest rates and lower dividend income. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.88% for the first nine months of 2021 compared to 3.24% for the first nine months of 2020, an increase of 1.64 percentage points. The annualized return earned on alternative investments was 24.4% in the first nine months of 2021 compared to 2.7% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $5 million loss in the first nine months of 2020 in net investment income, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $16 million for the first nine months of 2021 compared to $23 million for the first nine months of 2020, a decrease of $7 million (30%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2021	2020
Other income	$9	$8
Other expenses
Amortization of intangibles	5	9
Other	20	22
Total other expense	25	31
Other income and expenses, net	$(16)	$(23)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $5 million in other income and expenses, net during the first nine months of 2020.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $172 million in the first nine months of 2021 compared to $151 million in the first nine months of 2020, an increase of $21 million (14%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $161 million in the first nine months of 2021 compared to $130 million in the first nine months of 2020, an increase of $31 million (24%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine months ended September 30,
	2021	2020	% Change
Revenues:
Net investment income	$20	$1	1,900%
Other income — P&C fees	58	50	16%
Other income	15	14	7%
Total revenues	93	65	43%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	24	16	50%
Other expense — expenses associated with P&C fees	34	34	—%
Other expenses (*)	125	81	54%
Costs and expenses, excluding interest charges on borrowed money	183	131	40%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(90)	(66)	36%
Interest charges on borrowed money	71	64	11%
Core loss from continuing operations before income taxes, excluding realized gains and losses	(161)	(130)	24%
Pretax non-core special A&E charges	—	(21)	(100%)
Pretax non-core loss on pension settlement	(11)	—	—%
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(172)	$(151)	14%
(*)Excludes a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in the second quarter of 2021 and a pretax non-core special A&E charge of $21 million in the third quarter of 2020.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $20 million in the first nine months of 2021 compared to $1 million in the first nine months of 2020, an increase of $19 million (1,900%). The parent company holds a small portfolio of securities that are carried at fair value through net investment income. These securities increased in value by $7 million in the first nine months of 2021 compared to a decrease in value of $4 million in the first nine months of 2020. The increase in net investment income also reflects income in the third quarter of 2021 from directly owned real estate acquired from the annuity group prior to the sale of the annuity business and purchases of fixed maturity investments at the holding company.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2021, AFG collected $54 million in fees for these services compared to $50 million in the first nine months of 2020. Management views this fee income, net of the $34 million in both the first nine months of 2021 and the first nine months of 2020, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $4 million in fees from AFG’s disposed annuity operations subsequent to the May 2021 sale as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Income
Other income in the table above includes $12 million in the first nine months of 2021 and $11 million in the first nine months of 2020, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $3 million in both the first nine months of 2021 and the first nine months of 2020.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charge discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $125 million in the first nine months of 2021 compared to $81 million the first nine months of 2020, an increase of $44 million (54%) reflecting higher holding company expenses related to employee benefit plans that are tied to stock market performance and higher expenses associated with certain incentive compensation plans.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $71 million in the first nine months of 2021 compared to $64 million in the first nine months of 2020, an increase of $7 million (11%), reflecting higher average indebtedness.

The increase in interest expense for the first nine months of 2021 as compared to the first nine months of 2020 reflects the following financial transactions completed by AFG between January 1, 2020 and September 30, 2021:
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020

Holding Company and Other — Special A&E Charge
See “Holding Company and Other — Special A&E Charge” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2021 and 2020 for a discussion of the $21 million pretax non-core special A&E charge recorded in the third quarter of 2020.

Holding Company and Other — Loss on Pension Settlement
In the second quarter of 2021, AFG settled pension liabilities related to a small former manufacturing operation resulting in a pretax non-core loss of $11 million.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $103 million in the first nine months of 2021 compared to net losses of $197 million in the first nine months of 2020, a change of $300 million (152%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2021	2020
Realized gains (losses) before impairments:
Disposals	$2	$6
Change in the fair value of equity securities	104	(189)
Change in the fair value of derivatives	(4)	—
	102	(183)

Change in allowance for impairments on securities	1	(14)
Realized gains (losses) on securities	$103	$(197)

The $104 million net realized gain from the change in the fair value of equity securities in the first nine months of 2021 includes gains of $27 million on investments in energy and natural gas companies, $20 million on investments in banks and financing companies, $20 million on investments in media companies and $19 million on investments in healthcare companies. The $189 million net realized loss from the change in the fair value of equity securities in the first nine months of 2020 includes losses of $52 million on investments in banks and financing companies, $46 million on investments in

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
energy and natural gas companies, $34 million from investments in media companies, $19 million on real estate investment trusts and $6 million on insurance companies.

Realized Gain (Loss) on Subsidiary
In the second quarter of 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon. See “Results of Operations — General” for the discussion of the December 2019 decision to exit the Lloyd’s of London insurance market.

On September 28, 2020, AFG announced that it had reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. The transaction closed in the fourth quarter of 2020. AFG recorded a $30 million loss in the third quarter of 2020 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. See Note C — “Sales of Businesses” to the financial statements.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision (credit) for income taxes on continuing operations was a provision of $164 million for the first nine months of 2021 compared to a credit of $52 million for the first nine months of 2020, a change of $216 million (415%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

Consolidated Noncontrolling Interests in Continuing Operations
AFG’s consolidated net earnings (loss) attributable to noncontrolling interests was a net loss $13 million for the first nine months of 2020 reflecting losses at Neon, which was sold in December 2020.

Real Estate Entities Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the annuity businesses to be sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired approximately $480 million in real estate-related partnerships and AFG parent acquired approximately $100 million of directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities and certain other expenses that will be retained from the annuity operations.

The retained real estate entities contributed $51 million in GAAP pretax earnings through the May 31, 2021 effective date of the sale compared to $29 million in the first nine months of 2020, an increase of $22 million (76%). This increase reflects higher earnings from the real estate-related partnerships through the sale date compared to the first nine months of 2020.

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold on May 31, 2021, contributed $324 million in GAAP pretax earnings (excluding the gain on the sale of the annuity operations) in the first nine months of 2021 compared to a pretax net loss of $31 million in the first nine months of 2020, a change of $355 million (1,145%) reflecting the following:
•net realized gains on securities in the first nine months of 2021 compared to net realized losses in the first nine months of 2020,
•significantly higher earnings from partnerships and similar investments,
•the negative impact from the run-off of higher yielding investments and lower short-term interest rates,
•the positive impact of strong stock market performance in the first nine months of 2021,
•the negative impact of lower than expected interest rates in both the first nine months of 2021 and the first nine months of 2020 on the accounting for fixed indexed annuities (“FIAs”),
•the negative impact of unlocking actuarial assumptions in the third quarter of 2020, and
•the negative impact of the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts in the first nine months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings (loss) before and after income taxes and the gain on the sale from its discontinued annuity operations for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine months ended September 30,
	2021 (*)	2020	% Change
Pretax annuity earnings historically reported as core operating earnings:
Pretax annuity earnings before items below	$106	$247	(57%)
Earnings on partnerships and similar investments	139	(27)	(615%)
Total pretax annuity earnings historically reported as core operating earnings	245	220	11%

Pretax amounts previously reported outside of annuity core earnings:
Unlocking	—	(46)	(100%)
Impact of reinsurance, derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs	(33)	(94)	(65%)
Realized gains (losses) on securities	112	(105)	(207%)
Run-off life and long-term care	—	(6)	(100%)
Total pretax amounts previously reported outside of annuity core earnings	79	(251)	(131%)
GAAP pretax earnings (loss) from discontinued annuity operations, excluding the gain on the sale of the discontinued annuity operations	324	(31)	(1,145%)
Provision (credit) for income taxes	66	(11)	(700%)
GAAP net earnings (loss) from discontinued annuity operations, excluding the sale of the discontinued annuity operations	258	(20)	(1,390%)
Gain on sale of discontinued annuity operations, net of tax	656	—	—%
GAAP net earnings (loss) from discontinued annuity operations	$914	$(20)	(4,670%)
(*)Results through the May 31, 2021 effective date of the sale.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2021, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2020 Form 10-K other than the decline in the size of AFG’s fixed maturity portfolio due to the May 2021 sale of its annuity business. The following table demonstrates the sensitivity of fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2021 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,456
Percentage impact on fair value of 100 bps increase in interest rates	(2.0%)
Pretax impact on fair value of fixed maturity portfolio	$(209)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There has been no change in AFG’s business processes and procedures during the third fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2021 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter	1,757,702	$108.98		1,757,702	3,710,904
Second quarter	916,520	124.40		916,520	7,794,384
Third quarter:
July	10,973	$120.01		10,973	7,783,411
August	—	—		—	7,783,411
September	83,987	129.67		83,987	7,699,424
Total	2,769,182	$114.75	(a)	2,769,182
(a)AFG declared special dividends totaling $20.00 per share of its Common Stock in the first nine months of 2021. Adjusted for the special dividends, the average price paid per share was $97.22 for the nine months ended September 30, 2021.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021. In May 2021, AFG’s Board of Directors authorized the repurchase of five million additional shares.

In addition, AFG acquired 76,984 shares of its Common Stock (at an average of $106.58 per share) in the first quarter of 2021, 14,380 shares (at an average of $131.66 per share) in the second quarter of 2021, 496 shares (at $126.24 per share) in July 2021 and 66 shares (at $135.98 per share) in August 2021 in connection with its stock incentive plans.

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

American Financial Group, Inc.

November 5, 2021	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer