Form 10-K
period 2021-12-31
AMERICAN FINANCIAL GROUP INC
filed 2022-02-25
CIK 1042046

________________________________________________________________________________________________________________________________________________________________________
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $9.15 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 84,932,151 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2022.
___________________________________________________
Documents Incorporated by Reference:
Proxy Statement for 2022 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).
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

PART I
Item 1. Business
Introduction
American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged in property and casualty insurance, focusing on specialized commercial products for businesses. AFG’s in-house team of investment professionals oversees the Company’s investment portfolio. The members of the Great American Insurance Group have been in business for 150 years. Management believes that approximately 50% of the 2021 gross written premiums in AFG’s Specialty property and casualty group are produced by “top 10” ranked businesses.

On May 28, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”) for $3.57 billion in cash. MassMutual acquired Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company (“AILIC”) and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations.

AFG’s address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees, AFG’s Corporate Social Responsibility Report and other information may be accessed free of charge through AFG’s Internet site at: www.AFGinc.com. (Information on AFG’s Internet site is not part of this Form 10-K.) See Note D — “Segments of Operations” to the financial statements for information on AFG’s assets, revenues and earnings before income taxes by segment.

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

In December 2021, AFG acquired Verikai, Inc, a San Francisco based machine learning and artificial intelligence company that utilizes a predictive risk tool for assessing insurance risk. Verikai will continue to operate as a stand-alone company to service its insurance clients. AFG expects to benefit from Verikai’s predictive risk tool and unique Marketplace solution as it enters the medical stop loss insurance business, with a primary focus on small and underserved risks. AFG paid approximately $120 million in cash at closing.

Timeline of Selected Start-ups, Acquisitions and Dispositions

Acquisition of Verikai Inc.
Sale of Annuity businesses
2021
2020
Sale of Neon and exit from the Lloyd's market
Start-up of Accident & Health Division
Acquired Atlas Financial paratransit business
2019
2018
Acquired ABA Insurance Services Inc. (ABAIS)
Acquired Tank Owner Members Insurance Company (TOMIC) business
Acquired remaining 49% of NATL shares not owned by AFG
Start-up of El Aguila Specialty P&C Division
2016
2015
Sale of long-term care business
Start-up of Great American's Singapore branch
Start-up of M&A Liability Division
Acquisition of Summit Holdings Southeast, Inc.
Start-up of Aviation Division
Acquisition of Public Sector renewal rights
2014
2013
Start-up of Professional Liability Division
Start-up of Public Sector Division
Sale of Medicare supplement & critical illness businesses
2012
2010
Acquisition of Vanliner
Start-up of Environmental Division
Acquisitions of Strategic Comp & Marketform Group Ltd.
2008
2007
Acquired all minority shares of Great American Financial Resources, Inc.
IPO of National Interstate Corporation
Acquisition of Farmer's Crop Insurance Alliance
2005
2003
IPO of Infinity Property and Casualty; exit personal auto business
Start-up of Financial Institution Services
2000
1998
Sale of Commercial Lines Division
Start-Ups
Acquisitions
Dispositions

Property and Casualty Insurance Segment

General
AFG’s property and casualty insurance operations provide a wide range of commercial coverages through approximately 35 insurance businesses (at December 31, 2021) that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations had approximately 6,600 employees as of December 31, 2021. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2021 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written
	AM Best	S&P	Premiums
Insurance Group
Great American Insurance	A+	A+	$6,043
National Interstate	A+	not rated	905
Summit (Bridgefield Casualty and Bridgefield Employers)	A+	A+	534
Republic Indemnity	A+	A+	172
Mid-Continent Casualty	A+	A+	161
Other			131
			$7,946

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

While many costs included in underwriting are readily determined (commissions, administrative expenses and many of the losses on claims reported), the process of determining overall underwriting results is highly dependent upon the use of estimates in the case of losses incurred or expected but not yet reported or developed. Management uses actuarial procedures and projections to determine “point estimates” of ultimate losses. While the process is imprecise and develops amounts which are subject to change over time, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate.

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in this Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 98% of AFG’s direct written premiums in 2021, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 92.1% for the period 2012 to 2021 as compared to 99.6% for the property and casualty commercial lines industry over the same period. AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.
(*)The source of the commercial lines industry ratios is © 2022 A.M. Best Company’s Review & Preview Reports.

Property and Casualty Results
Performance measures such as underwriting profit or loss and related combined ratios are often used by property and casualty insurers to help users of their financial statements better understand the company’s performance. See Note D — “Segments of Operations” to the financial statements for the reconciliation of AFG’s earnings before income taxes by significant business segment to the statement of earnings.

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2021	2020	2019
Gross written premiums	$7,946	$7,087	$7,299
Ceded reinsurance	(2,373)	(2,074)	(1,957)
Net written premiums	$5,573	$5,013	$5,342

Net earned premiums	$5,404	$5,099	$5,185
Loss and LAE	3,157	3,271	3,271
Underwriting expenses	1,514	1,604	1,702
Underwriting gain (a)	$733	$224	$212

GAAP ratios:
Loss and LAE ratio	58.5%	64.1%	63.0%
Underwriting expense ratio	28.0%	31.4%	32.8%
Combined ratio	86.5%	95.5%	95.8%

Statutory ratios:
Loss and LAE ratio	55.9%	60.7%	61.3%
Underwriting expense ratio	29.6%	31.2%	31.6%
Combined ratio	85.5%	91.9%	92.9%

Industry statutory combined ratio (b)
All lines	101.8%	98.8%	99.2%
Commercial lines	99.8%	99.9%	99.3%
(a)Includes underwriting losses from Neon, which was sold in December 2020, of $135 million in 2020 and $36 million in 2019.
(b)The source of the industry ratios is © 2022 A.M. Best Company’s Review & Preview Reports (February 2022 Edition).

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $86 million in 2021, $128 million in 2020 and $60 million in 2019 and are included in the table above. These net losses include $37 million in 2020 and $13 million in 2019 related to Neon’s operations. AFG’s property and casualty operations recorded current accident year COVID-19 related losses of $16 million in 2021 and $115 million in 2020, including $20 million at Neon.

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

Property and Casualty Insurance Products
AFG is focused on growth opportunities in what it believes to be more profitable specialty businesses where AFG personnel are experts in particular lines of business or customer groups. AFG believes it is an innovator in risk sharing and alternative risk transfer programs for policyholders and agents. For example, AFG provides: risk sharing alternatives in the passenger transportation, moving and storage and trucking industries, agency and group risk sharing programs, unique coverage options for workers’ compensation accounts that include higher retentions and specialty loss prevention and innovative commission structures for distribution partners who produce profitable business. These programs and offerings help align the interests of customers and distribution partners with AFG’s interests.

The following are examples of AFG’s specialty businesses grouped by sub-segment:

Property and Transportation
Agricultural-related	Federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop-hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile	Coverage for vehicles (such as buses and trucks) in a broad range of businesses including the moving and storage and transportation industries, alternative risk transfer programs, a specialized physical damage product for the trucking industry and other specialty transportation niches.

Property, Inland Marine and Ocean Marine	Coverage primarily for commercial properties, builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

Specialty Casualty
Excess and Surplus	Liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

Executive and Professional Liability	Coverage for directors and officers of businesses and non-profit organizations, errors and omissions, cyber, and mergers and acquisitions.

General Liability	Coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.

Targeted Programs	Coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Umbrella and Excess Liability	Coverage in excess of primary layers.

Workers’ Compensation	Coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial
Fidelity and Surety	Fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and lender-placed mortgage property insurance.

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

2021 SPECIALTY PROPERTY AND CASUALTY BY SUB-SEGMENT

NET WRITTEN PREMIUMS
4%
12%
39%
45%
Property and transportation
Specialty casualty
Specialty financial
Other specialty

SPECIALTY GROUP
UNDERWRITING PROFIT (*)
$279
$377
$96
$(15)
$0
$100
$200
$300
$400
(in millions)
Property and transportation
Specialty casualty
Specialty financial
Other specialty

(*)Excludes underwriting profits and losses recorded outside of AFG’s Specialty property and casualty group.

Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2021, 2020 (excluding Neon) and 2019 (in millions):

	2021	2020	2019
Property and transportation	$2,157	$1,887	$1,876
Specialty casualty	2,540	2,304	2,701
Specialty financial	658	604	617
Other specialty (*)	218	197	148
	$5,573	$4,992	$5,342
(*)Premiums assumed by AFG’s internal reinsurance program from the operations that make up AFG’s Specialty property and casualty insurance sub-segments.
In addition to the premiums in the table above, the Neon exited lines had $21 million of net written premiums in 2020. Neon’s premiums were included in the Specialty Casualty sub-segment in 2019 (prior to being put into run-off at the end of 2019).

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2021, 2020 and 2019 is shown below. Approximately 2% of AFG’s direct written premiums in 2021 were derived from non U.S.-based insurers. In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries, including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. In December 2020, AFG completed the sale of the legal entities comprising Neon to RiverStone Holdings Limited. Neon generated approximately 45% and 85% of the non U.S.-based direct written premiums in 2020 and 2019, respectively.

	2021	2020	2019		2021	2020	2019
California	13.0%	13.3%	13.4%	Missouri	2.5%	2.4%	2.6%
Florida	8.7%	9.7%	10.1%	Pennsylvania	2.5%	2.6%	2.6%
New York	6.8%	6.8%	6.7%	Iowa	2.4%	1.9%	2.2%
Texas	6.6%	6.9%	6.9%	New Jersey	2.4%	2.3%	2.5%
Illinois	6.2%	5.5%	5.5%	Michigan	2.3%	2.3%	1.9%
Georgia	3.3%	3.5%	3.3%	Ohio	2.2%	2.2%	1.9%
Indiana	2.6%	2.1%	2.0%	Other	35.9%	36.3%	36.2%
Kansas	2.6%	2.2%	2.2%		100.0%	100.0%	100.0%

2021 STATUTORY DIRECT WRITTEN PREMIUMS

$500 or more
$150-$499
$100-$149
$50-$99
$1-$49
(dollars in millions)

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

In January 2022, AFG’s property and casualty insurance subsidiaries renewed substantially all of their catastrophe reinsurance coverages. For AFG’s U.S.-based operations, the Company placed $105 million of coverage in excess of a $20 million per event primary retention in the traditional reinsurance markets.

In addition to traditional reinsurance, AFG has catastrophe coverage through a catastrophe bond structure with Riverfront Re Ltd. from May 26, 2021 through December 31, 2024, which provides coverage of up to 94% of $325 million for catastrophe losses in excess of $125 million.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 6% and 13% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2021: Everest Reinsurance Company, Hannover Rueck SE, Munich Reinsurance America, Inc., Swiss Reinsurance America Corporation and Transatlantic Reinsurance Company. In addition, AFG has a reinsurance recoverable from Ohio Casualty Insurance Company of $87 million related to that company’s purchase of AFG’s commercial lines business in 1998. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2022:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	5	35	—%	—	5
Other Workers’ Compensation	2	48	3%	1	3
Commercial Umbrella	2	48	10%	5	7
Property — General	10	40	—%	—	10
Property — Catastrophe (c)	20	105	18%	19	39
(a)Includes the participation of AFG’s internal reinsurance program.
(b)Maximum loss per event for claims up to reinsurance coverage limit.
(c)Although AFG’s maximum potential loss per event is generally $20 million, there are certain unlikely scenarios where AFG’s exposure could be as high as $39 million.

In addition to the coverage shown above, AFG reinsures a portion of its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”). The FCIC offers both proportional (or “quota share”) and non-proportional coverages. The proportional coverage provides that a fixed percentage of risk is assumed by the FCIC. The non-proportional coverage allows AFG to select desired retention of risk on a state-by-state, county, crop or plan basis. AFG typically reinsures 10% to 20% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit-sharing provision. During both 2021 and 2020, AFG reinsured 50% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2022, AFG expects to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “Recoverables from reinsurers” included approximately $99 million on paid losses and LAE and $3.42 billion on unpaid losses and LAE at December 31, 2021. These amounts are net of allowances of approximately $8 million for expected credit losses on reinsurance recoverables. The collectability of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2021	2020	2019
Reinsurance ceded	$2,373	$2,074	$1,957
Reinsurance ceded, excluding crop	1,665	1,483	1,371
Reinsurance assumed — including involuntary pools and associations	246	225	255

Loss and Loss Adjustment Expense Reserves
The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG’s insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations, actuarial projections and management’s judgment. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations. Generally, reserves for reinsurance assumed and involuntary pools and associations are reflected in AFG’s results at the amounts reported by those entities. See Note N — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for information on the development of AFG’s liability for unpaid losses and loss adjustment expenses by accident year as well as a progression of the liability on a GAAP basis over the past three years.

A reconciliation of the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) to the liability reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2021 follows (in millions):

Liability reported on a SAP basis, net of $154 million of retroactive reinsurance	$7,311
Reinsurance recoverables, net of allowance	3,419
Other, including reserves of foreign insurers	344
Liability reported on a GAAP basis	$11,074

Asbestos and Environmental-related (“A&E”) Insurance Reserves   AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written more than thirty years ago. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Note M — “Contingencies” to the financial statements.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2021	2020	2019
Reserves at beginning of year	$422	$383	$395
Incurred losses and LAE	—	47	18
Paid losses and LAE	(14)	(8)	(30)
Reserves at end of year, net of reinsurance recoverable	408	422	383
Reinsurance recoverable, net of allowance	147	150	146
Gross reserves at end of year	$555	$572	$529

In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years. AFG has historically conducted an external study every two years. AFG is currently evaluating the frequency of future external studies.
An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2021 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel and an outside consultant. The 2021 internal review identified no new trends and recent claims activity was generally consistent with AFG’s expectations resulting from the 2020 external study. As a result, the 2021 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years. AFG is seeing modestly increasing estimates for indemnity and defense compared to prior studies on certain specific open claims.

The increase in property and casualty environmental reserves in 2020 and 2019 was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in past years, there were no new or emerging broad industry trends that were identified in this review.

As a result of the comprehensive external study of AFG’s A&E reserves completed in the third quarter of 2020, AFG’s property and casualty insurance segment recorded a $47 million pretax special charge to increase its asbestos reserves by $26 million (net of reinsurance) and its environmental reserves by $21 million (net of reinsurance).

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

When employees feel actively engaged with AFG’s mission and strategy, they deliver higher levels of service to its customers and create stronger bottom-line results for its business. AFG’s Profit Sharing Plan and other incentive-based programs are key components which reward eligible employees for their contributions toward AFG’s overall performance and align employees’ interests with the Company’s goals. AFG strives to attract diverse and exceptional people who can grow by fostering a workplace culture that inspires and rewards people and by developing a workforce that can meet the Company’s current and future goals.

AFG offers training programs that encourage people to build careers in insurance and develop professional skills that positively impact employees’ careers as well as AFG’s customers and business. These include tuition reimbursement programs, monetary incentives and extensive personal and professional learning opportunities. Professional development is one of many reasons why AFG believes average employee tenure exceeds industry averages.

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

The following chart shows the allocation of AFG’s $15.75 billion investment portfolio at December 31, 2021:

Investment Portfolio

For additional information on AFG’s investments, see Note F — “Investments” to the financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments.” AFG’s earned yield (net investment income divided by average invested assets) on fixed maturities held by continuing operations was 3.0% for 2021, 3.5% for 2020 and 4.0% for 2019.

The table below compares the total return, which includes changes in fair value, on AFG’s fixed maturities held by continuing operations to a comparable public index. While there is no directly comparable index to AFG’s portfolio, shown below is a widely used benchmark in the financial services industry.

	2021	2020	2019
Total return on AFG’s fixed maturities	1.9%	4.0%	6.1%
Barclays Capital U.S. Universal Bond Index	(1.1%)	7.6%	9.3%

The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2021 (dollars in millions).

	Amortized	Fair Value
	Cost, net (*)	Amount	%
S&P or comparable rating
AAA, AA, A	$7,640	$7,736	75%
BBB	1,339	1,370	13%
Total investment grade	8,979	9,106	88%
BB	162	162	2%
B	37	37	—%
CCC, CC, C	125	145	1%
D	15	19	—%
Total non-investment grade	339	363	3%
Not rated	866	888	9%
Total	$10,184	$10,357	100%
(*)Amortized cost, net of allowance for expected credit losses.

At December 31, 2021, 98% (based on statutory carrying value of $9.05 billion) of AFG’s fixed maturity investments held by its insurance companies had a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2 (the highest of the six designations) based not only on the probability of loss but also on the severity of loss.

Regulation

AFG’s insurance company subsidiaries are subject to U.S. and international regulation in the jurisdictions where they do business. In general, the insurance laws of the various jurisdictions establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Various transactions between insurance subsidiaries and their parents and affiliates must receive prior approval of the applicable insurance regulatory authorities and be disclosed.

U.S. Regulation

Holding Company Statutes   AFG is subject to state statutes governing insurance holding company systems. Typically, those statutes require that AFG periodically file information with the appropriate state insurance commissioner, including information concerning capital structure, ownership, financial condition, dividend payments and other certain transactions with affiliates, and general business operations.

Risk Based Capital Requirements   The NAIC and state insurance departments use a risk-based capital (“RBC”) formula that is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula develops risk adjusted target levels of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. The insurance company’s state of domicile imposes RBC requirements.

Statutory Accounting Principles   Each U.S. insurance subsidiary is required to file detailed quarterly and annual reports, including financial statements, in accordance with prescribed statutory accounting rules, with regulatory officials in the jurisdictions in which they conduct business. The quarterly and annual financial reports filed with the state insurance departments utilize statutory accounting principles (“SAP”) that are different from U.S. GAAP. In developing SAP, insurance regulators were primarily concerned with monitoring the solvency of insurance companies to assure an insurer’s ability to pay all its current and future obligations to policyholders.

Cybersecurity Regulations   Some states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. In 2017, the New York State Department of Financial Services (“NYDFS”) enacted a cybersecurity regulation. This regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” In October 2017, the NAIC adopted a new Insurance Data Security Model Law which, when adopted by the states, will require licensed insurance entities to comply with detailed information security requirements. To date, the Insurance Data Security Model Law has been adopted by a number of states, including Ohio, where several of AFG’s insurance subsidiaries are domiciled.

Certain states are developing or have developed regulations related to privacy and data security. For example, in 2018 California enacted the California Consumer Privacy Act, which broadly regulates the collection, processing and disclosure of California residents’ personal information, imposes limits on the “sale” of personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances.

Own Risk and Solvency Assessment and Enterprise Risk Management   AFG must submit an Own Risk and Solvency Assessment Summary Report (“ORSA”) annually to its lead insurance regulator. The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. In addition, AFG must file an annual enterprise risk report with its lead insurance regulator. The report must identify the material risks within the insurance holding company system that could pose enterprise risk to the U.S. insurance subsidiaries

Dividends   The laws of the domiciliary states of AFG’s U.S. insurance subsidiaries govern the amount of dividends that may be paid to its shareholders in any twelve-month period, generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2022 from its insurance subsidiaries without seeking prior regulatory approval is approximately $843 million.

Investment Regulation   Investments must comply with applicable laws and regulations that prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.

Federal Regulation

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal legislation and administrative rules adopted apply to AFG’s business. For instance, privacy laws, such as the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, affect AFG’s day-to-day operations. AFG is also subject to other federal laws, such as the Terrorism Risk Insurance Act (“TRIA”), the Nonadmitted and Reinsurance Reform Act (“NRRA”), the U.S. Foreign Corrupt Practices Act (“FCPA”), and the rules and regulations of the Office of Foreign Assets Control (“OFAC”).

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), contains insurance industry-specific provisions, including establishment of the Federal Insurance Office (“FIO”) and streamlining the regulation and taxation of surplus lines insurance and reinsurance among the states. The FIO, part of the U.S. Department of the Treasury, has limited authority and no direct regulatory authority over the business of insurance. The FIO’s principal mandates include monitoring the insurance industry, monitoring the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, collecting insurance industry information and data and representing the U.S. with international insurance regulators.

International Regulation

AFG operates in limited foreign jurisdictions where its operations are subject to regulation and supervision of the various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, solvency and market conduct regulations, including Solvency II; anti-corruption and anti-terrorist financing guidelines, laws and regulations; various privacy, insurance, tax, tariff, trade and sanctions laws and regulations, including the EU and UK General Data Protection Regulation (“GDPR”); and corporate, employment, intellectual property and investment laws and regulations. AFG has foreign insurance company subsidiaries domiciled in the United Kingdom, Ireland, Mexico, Bermuda, and the Cayman Islands and branch operations in Canada and Singapore, all of which are subject to the insurance regulator of such jurisdiction.

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

RISKS RELATING TO AFG’S INSURANCE OPERATIONS, DISTRIBUTION AND PRODUCTS
AFG’s results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics or severe weather conditions or climate change.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, earthquakes, explosions and fire, and by other events, such as terrorist attacks and civil unrest, as well as pandemics and other similar outbreaks in many parts of the world, including the outbreak of COVID-19. These events may have a material adverse effect on AFG’s workforce and business operations as well as the workforce and operations of AFG’s customers and independent agents.

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

Changing weather patterns and climate change have added to the unpredictability, frequency and severity of weather-related catastrophes and other losses, such as wildfires or flooding, incurred by the industry in recent years. These changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, make it more difficult for AFG to predict and model catastrophic events, reducing AFG’s ability to accurately price its exposure to such events and mitigate its risks. In addition, claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose AFG to large losses, cause substantial volatility in its results of operations and could have a material adverse effect on its ability to write new business if AFG is not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. Any increase in the frequency or severity of catastrophic events may result in losses exceeding AFG’s reinsurance protection or may result in substantial volatility in or materially impact AFG’s results of operations or financial condition.

Volatility in crop prices, as a result of weather conditions or other events, could adversely impact AFG’s results of operations.
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

AFG’s results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
The results of operations of companies in the property and casualty insurance industry historically have been subject to fluctuations and uncertainties from many factors including competitive pressures, rising loss costs and changes in the level of reinsurance capacity, among others. Such factors often cause cyclical changes in the insurance industry with effects that are not uniform among product lines. The demand for property and casualty insurance, both admitted and excess and surplus lines, can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing AFG’s revenues to fluctuate. As a result, AFG’s premium levels and expense ratio could be materially adversely impacted. These factors could produce results that would have a negative impact on AFG’s results of operations and financial condition.

AFG’s success will depend on its ability to maintain and enhance effective operating procedures and manage risks on an enterprise-wide basis.
Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. AFG continues to enhance its operating procedures and internal controls to effectively support its business and its regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. AFG must submit an Own Risk and Solvency Assessment Summary Report (“ORSA”) annually to its lead insurance regulator. The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. In addition, AFG must file an annual enterprise risk report with its lead insurance regulator. The report must identify the material risks within the insurance holding company system that could pose enterprise risk to the U.S. insurance subsidiaries.

AFG operates within an enterprise risk management (“ERM”) framework designed to assess and monitor risks. However, assurance that AFG can effectively identify, review and monitor all risks or that all its employees will operate within the ERM framework cannot be guaranteed. Assurances that AFG’s ERM framework will result in the Company accurately identifying all risks and accurately limiting its exposures based on our assessments also cannot be guaranteed. Any ineffectiveness in AFG’s control or procedures or failure to manage these risks may have an adverse effect on AFG’s results of operations and financial condition.

AFG could face unanticipated losses from war, terrorism, political unrest and geopolitical uncertainty which could have a material adverse effect on AFG’s financial condition and results of operations.
AFG has substantial exposure to unexpected losses resulting from war, acts of terrorism, political unrest and geopolitical instability in many regions of the world. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. On December 20, 2019, the President of the United States signed the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIP"), extending the program through December 31, 2027. Although TRIP provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. AFG cannot predict or eliminate its exposure to events of war, terrorism, political unrest or geopolitical uncertainty, and to the extent that losses from such events occur, AFG’s financial condition and results of operations could be materially adversely affected.

AFG’s international operations exposes it to investment, political and economic risks, including foreign currency and credit risk.
AFG’s international operations expose AFG to additional risks including restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have an adverse effect on AFG’s business and reputation. AFG’s business activities outside the United States may also be subject to political and economic risks, including foreign currency and credit risk.

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
The global COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets, both domestically and internationally, for an uncertain period of time. The cumulative effects of COVID-19 on AFG could include (or could continue to include), without limitation:
•Volatility and further disruption in financial markets which could result in significant declines in the fair value of AFG’s investments and could lead to investment losses due to creditor defaults and bankruptcies;
•Low or declining interest rates which could reduce future investment results;
•Negative impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption and overall economic output;
•Increased claims, losses, litigation and related expenses;
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

RISKS RELATING TO THE INSURANCE INDUSTRY
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

In recent years, various types of investors have increasingly sought to participate in the property and casualty insurance industry. Well-capitalized new entrants to the property and casualty insurance industry, or existing competitors that receive substantial infusions of capital or access to third-party capital, provide increasing competition, which may adversely impact AFG’s business and profitability. Further, technology companies or other third parties have created, and may in the future create, technology-enabled business models, processes, platforms or alternate distribution channels that may adversely impact AFG’s competitive position in some parts of its business.

Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, price, commissions, ratings and financial strength. The property and casualty market has experienced periods characterized by increased competition, resulting in less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. During periods in which price competition is high, AFG may lose business to competitors offering competitive insurance products at lower prices. Some of AFG’s competitors have more capital and greater resources than AFG and may offer a broader range of products and lower prices than AFG offers. If competition limits AFG’s ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.

AFG’s revenues could be adversely affected if it is not able to attract and retain independent agents.
AFG’s reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG’s competitors also rely significantly on the independent agency market. Some of AFG’s competitors offer a wider variety of products or higher commissions. A reduction in the number of independent agencies marketing AFG’s products, the failure of agencies to successfully market AFG’s products, changes in the strategy or operations of agencies (including agency consolidation) or the choice of agencies to reduce their writings of AFG products could adversely affect AFG’s revenues and profitability.

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

AFG uses analytical models to assist in its underwriting, reserving and reinsurance purchasing decision-making, and actual results may differ materially from the model outputs and related analyses.
AFG uses various modeling techniques and data analytics to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. AFG uses the modeled outputs and related analyses to assist in decision-making in areas such as underwriting, claims, reserving, reinsurance and catastrophe risk. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Consequently, actual results may differ materially from AFG’s modeled results. If, based upon these models or other factors, AFG underestimates the frequency and/or severity of loss events or overestimates the risks it is exposed to, new business growth and retention of AFG’s existing business may be adversely affected which could have an adverse effect on AFG’s results of operations and financial condition.

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

RISKS RELATING TO ECONOMIC, POLITICAL AND GLOBAL MARKET CONDITIONS
AFG’s investment portfolio is subject to market risk, including changes in interest rates, which could have a material adverse effect on AFG’s results of operations and financial condition.
Investment returns are an important part of AFG’s profitability. AFG’s investments are subject to market-wide risks and fluctuations, including in the fixed maturity and equity securities markets, which could impair its profitability, financial condition and cash flows.

AFG’s investment portfolio is highly concentrated in fixed maturity investments that are sensitive to changes in interest rates. Changes in interest rates may materially adversely affect the performance of some of its investments, including by materially reducing the fair value of and net investment income from fixed maturities and increasing unrealized losses in AFG’s investment portfolio. AFG’s fixed maturity portfolio is also subject to credit risk as certain investments may default or become impaired due to deterioration in the financial condition of issuers of those investments. In addition to the risks applicable to the entire fixed maturity investment portfolio, changes in interest rates can expose AFG to prepayment risks on its mortgage-backed securities. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid down more quickly, which may require AFG to reinvest the proceeds at lower interest rates.

General economic, financial market and political conditions and conditions in the markets in which AFG operates may materially adversely affect its investment portfolio, results of operations, financial condition and stock price.
General economic, financial market and political conditions and conditions in the markets in which AFG operates could have a material adverse effect on its results of operations and financial condition. Limited availability of credit, deteriorations of the global mortgage and real estate markets, declines in consumer confidence and consumer spending, increases in prices or in the rate of inflation, periods of high unemployment, persistently low or rapidly increasing interest rates, disruptive geopolitical events and other events outside of AFG’s control, such as a major epidemic or a continuation or worsening of the COVID-19 pandemic or another pandemic, could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the value of AFG’s investment portfolio and the market for its stock.

AFG’s alternative investments may be illiquid and volatile in terms of value and returns, which could negatively affect AFG’s investment income and liquidity.
AFG has invested, and intends to continue to invest in, alternative investments, such as limited partnerships and subordinate tranches of collateralized loan obligations that are marked to market through net earnings. These and other similar investments may have different, more significant risk characteristics than investments in fixed maturity securities, may be more volatile and may be illiquid due to restrictions on sales, transfers and redemption terms, all of which could negatively affect AFG’s investment income and overall portfolio liquidity.

AFG has also invested, and intends to continue to invest in, limited partnerships and other entities that AFG does not control. AFG does not have management or operational control over the investees which may limit AFG’s ability to take actions that could protect or increase the value of the investment. In addition, these investments may be illiquid due to contractual provisions, and AFG may be unable to obtain liquidity through distributions from these investments in a timely manner or on favorable terms.

Alternative or “other” investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to the insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and negatively impact AFG’s liquidity.

AFG’s access to capital may be limited or may not be available on favorable terms.
AFG’s future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of the investment portfolio, the ability to write new business successfully and the ability to establish premium rates and loss reserves at levels sufficient to cover losses. Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. While AFG can borrow up to $500 million under its revolving credit facility, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2021. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.

The modification or elimination of the London Inter-Bank Offered Rate may adversely affect AFG’s results of operations.
The modification or elimination of the London Inter-Bank Offered Rate (“LIBOR”), a long-standing benchmark interest rate for floating-rate financial contracts, may adversely affect the interest rates on and fair value of AFG’s floating rate investments and any other assets or liabilities whose value is tied to LIBOR. In addition, the majority of the assets and liabilities of the collateralized loan obligations that AFG manages and consolidates are tied to LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, initially announced that it had commitments from panel banks to submit rates to LIBOR through the end of 2021 but would no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Subsequent to such announcement, on November 30, 2020, the ICE Benchmark Administrator announced a plan to extend reporting of most U.S. Dollar-based LIBOR tenors to June 30, 2023. Even with this extension, it remains unclear if, how and in what form, LIBOR will continue to exist after June 30, 2023. Proposals for alternative reference rates for dollars and other currencies have been announced or have already begun publication and contractual provisions relating to alternative rates following the cessation of LIBOR are actively being included in documentation. The State of New York has also enacted legislation which would provide for an alternative rate to LIBOR for contracts which do not include provisions relating to LIBOR cessation. Markets are slowly developing in response to these new rates but questions around liquidity in these alternative reference rates and how to appropriately adjust these alternative reference rates to eliminate any economic value transfer at the time of transition persist. In addition, in certain cases, it is difficult to amend existing contracts to include LIBOR replacement provisions and there are no assurances that a legislative solution will be enforceable. At this time, AFG cannot predict the overall effect of the modification or elimination of LIBOR or the establishment of alternative benchmark rates.

RISKS RELATED TO TECHNOLOGY, DATA SECURITY AND PRIVACY
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

Businesses in the United States and in other countries have increasingly become the targets of “cyberattacks,” “ransomware,” “phishing,” “hacking” or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts, and can cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in the insurance industry, AFG experiences cyber-attacks and other attempts to gain unauthorized access to its systems on a regular basis and anticipates continuing to be subject to such attempts. AFG’s administrative and technical controls as well as other preventative actions used to reduce the risk of cyber incidents and protect AFG’s information may be insufficient to detect or prevent future unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to AFG’s computer systems or those of third parties with whom AFG does business.

AFG has outsourced certain technology and business process functions to third parties over which it has no control and may continue to do so in the future. Outsourcing of certain technology and business process functions to third parties may expose AFG to increased risk related to data security or service disruptions. If AFG does not effectively develop, implement and monitor these relationships, third-party providers do not perform as anticipated, technological or other problems are incurred with a transition, or outsourcing relationships relevant to AFG’s business process functions are terminated, AFG may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business.

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
AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. As of December 31, 2021, AFG has $3.52 billion of recoverables from reinsurers on its balance sheet. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions.

REGULATORY AND LEGAL RISKS
AFG may suffer losses from litigation, including from effects of emerging claim and coverage issues which could materially and adversely affect AFG’s financial condition and business operations.
AFG is involved in routine legal proceedings incidental to its insurance operations and litigation related to asbestos and environmental claims from its historical operations. Litigation by nature is unpredictable, and the outcome of any case is uncertain and could result in liabilities that vary from the amounts AFG has currently recorded. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause AFG’s ultimate liabilities to change from current expectations. In addition, as industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect AFG’s business, including by extending coverage beyond underwriting intent or by increasing the number, size or types of claims. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment, including in connection with asbestos and environmental claims. AFG’s business, financial condition, results of operations and liquidity could also be adversely affected if judicial or legislative developments cause AFG’s ultimate liabilities to increase from current expectations.

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

Environmental, Social, and Governance standards (“ESG”) and sustainability have become major topics that encompass a wide range of issues, including climate change and other environmental risks. AFG is subject to complex and changing laws, regulation and public policy debates relating to climate change which are difficult to predict and quantify and may have an adverse impact on its business. Changes in regulations relating to climate change may result in an increase in the cost of doing business or a decrease in premiums in certain lines of business.

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

AFG could be adversely impacted by changes to the U.S. Federal income tax laws.
Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. For example, on December 22, 2017, the U.S. enacted The Tax Cuts and Jobs Act of 2017 (“TCJA”), which significantly reformed the U.S. tax code. Amendments or clarifications of the TCJA from additional regulatory and administrative guidance, may occur. AFG cannot predict if, when or in what form regulations or guidance may be provided or whether such guidance will have a retroactive effect. Any changes in federal income tax laws, including changes to the TCJA, could adversely affect the federal income taxation of AFG’s ongoing operations and have a material adverse impact on its financial condition and results of operations.

New accounting rules or changes to existing accounting standards could adversely impact AFG’s reported results of operations.
As a U.S.-based SEC registrant, AFG prepares its financial statements in accordance with GAAP, as promulgated by the Financial Accounting Standards Board, subject to the accounting-related rules and interpretations of the SEC. New accounting rules or changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact AFG’s reported financial results and could cause increased volatility in reported earnings, resulting in other adverse impacts on AFG’s ratings and cost of capital, and decrease the understandability of AFG’s financial results as well as the comparability of AFG’s reported results with other insurers.

GENERAL RISK FACTORS
Certain shareholders exercise substantial control over AFG’s affairs, which may impede a change of control transaction.
Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 11.7% of AFG’s outstanding Common Stock as of February 1, 2022. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management and over matters requiring shareholder approval. Such influence could prevent an acquisition of AFG at a price which other shareholders may find attractive.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.
The price of AFG Common Stock, which is listed on the NYSE, constantly changes. AFG’s Common Stock price could materially fluctuate or decrease in response to a number of events or factors discussed in this section in addition to other events or factors including: quarterly variations in AFG’s operating results; operating and stock price performance of comparable companies; and negative publicity relating to AFG or its competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price or volume of AFG Common Stock, regardless of AFG’s actual operating performances.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 4,900 shareholders of record of AFG Common Stock at February 1, 2022.

Issuer Purchases of Equity Securities
AFG repurchased shares of its Common Stock during 2021 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter	1,757,702	$108.98		1,757,702	3,710,904
Second quarter	916,520	124.40		916,520	7,794,384
Third quarter	94,960	128.56		94,960	7,699,424
Fourth quarter:
October	8,502	$126.14		8,502	7,690,922
November	—	—		—	7,690,922
December	—	—		—	7,690,922
Total	2,777,684	$114.79	(a)	2,777,684
(a)AFG declared special dividends totaling $26.00 per share of its Common Stock in 2021. Adjusted for the special dividends, the average price paid per share was $91.31 for 2021.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021. In May 2021, AFG’s Board of Directors authorized the repurchase of five million additional shares.

AFG acquired 91,926 shares of its Common Stock (at an average of $110.63 per share) in the first nine months of 2021, 77 shares (at $126.64 per share) in October 2021 and 206 shares (at an average of $137.86 per share) in December 2021 in connection with its stock incentive plans.

Stock Performance Graph
The following graph compares performance of AFG Common Stock during the five year period from December 31, 2016 through December 31, 2021 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”) and (ii) the S&P 500 Property & Casualty Insurance Index. The graph assumes that an initial investment of $100 was made on December 31, 2016 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

5-Year Cumulative Total Shareholder Return (a)
$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021
AFG
S&P 500 Index
S&P 500 P&C Index

	As of December 31,
	2016	2017	2018	2019	2020	2021
AFG	$100	$129	$112	$143	$120	$233
S&P 500 Index	100	122	116	153	181	233
S&P 500 P&C Index (b)	100	122	117	147	156	183
(a)Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.
(b)The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2021 (weighted by market capitalization): The Allstate Corporation, Chubb Limited, Cincinnati Financial Corporation, Loews Corporation, The Progressive Corporation, The Travelers Companies, Inc. and W.R. Berkley Corporation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Objective	29	Results of Operations — Fourth Quarter	51
Overview	29	Segmented Statement of Earnings	51
Critical Accounting Policies	30	Property and Casualty Insurance	53
Liquidity and Capital Resources	31	Holding Company, Other and Unallocated	63
Ratios	31	Real Estate Entities Acquired from the Annuity Operations	65
Condensed Consolidated Cash Flows	31	Discontinued Annuity Operations	65
Parent and Subsidiary Liquidity	33
Condensed Parent Only Cash Flows	34	Results of Operations — Full Year	66
Off-Balance Sheet Arrangements	35	Segmented Statement of Earnings	66
Investments	35	Property and Casualty Insurance	68
Uncertainties	38	Holding Company, Other and Unallocated	80
Managed Investment Entities	44	Real Estate Entities Acquired from the Annuity Operations	84
Results of Operations	49	Discontinued Annuity Operations	84
General	49	Recent Accounting Standards	85

OBJECTIVE
The objective of Management’s Discussion and Analysis is to provide a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFG’s financial condition, changes in financial condition and results of operations. The tables and narrative that follow are presented in a manner that is consistent with the information that AFG’s management uses to make operational decisions and allocate capital resources. They are provided to demonstrate the nature of the transactions and events that could impact AFG’s financial results. This discussion should be read in conjunction with the financial statements beginning on page F-1.

OVERVIEW

Financial Condition
AFG is organized as a holding company with almost all of its operations being conducted by subsidiaries. AFG, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends, and taxes. Therefore, certain analyses are most meaningfully presented on a parent only basis while others are best done on a total enterprise basis. In addition, because its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

At December 31, 2021, AFG (parent) held approximately $1.87 billion in cash and securities and had $500 million available under a bank line of credit, which expires in December 2025.

Sale of the Annuity Business
On May 28, 2021, AFG sold its annuity business consisting of Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company, as well as a broker-dealer affiliate, Great American Advisors, Inc., and insurance distributor, AAG Insurance Agency, Inc. to Massachusetts Mutual Life Insurance Company (“MassMutual”). Total proceeds from the sale were $3.57 billion and AFG realized an after-tax gain on the sale of $656 million. Beginning with the first quarter of 2021, results of the annuity businesses sold are reported as discontinued operations, in accordance with generally accepted accounting principles (“GAAP”), which included adjusting prior period results to reflect these operations as discontinued.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses. As discussed above, AFG’s former annuity operations are reported as discontinued operations.

AFG reported net earnings from continuing operations attributable to shareholders of $355 million ($4.18 per share, diluted) for the fourth quarter of 2021 compared to $265 million ($3.03 per share, diluted) in the fourth quarter of 2020 reflecting higher underwriting profit and higher net investment income in the fourth quarter of 2021 compared to the fourth quarter of 2020, income from the sale of real estate in the fourth quarter of 2021 and the impact of the loss on retirement of debt recorded in the fourth quarter of 2020, partially offset by lower net realized gains in the fourth quarter of 2021 compared to the fourth quarter of 2020.

Full year 2021 net earnings from continuing operations attributable to shareholders were $1.08 billion ($12.62 per share, diluted) compared to $325 million ($3.63 per share, diluted) in 2020 reflecting higher underwriting profit and higher net investment income in 2021 compared to 2020, net realized gains in 2021 compared to net realized losses in 2020, the impact of special A&E charges recorded in 2020 and income from the sale of real estate in the fourth quarter of 2021, partially offset by higher interest charges on borrowed money and higher holding company expenses.

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

See “Liquidity and Capital Resources — Uncertainties” for a discussion of insurance reserves, recoverables from reinsurers and contingencies related to American Premier’s former operations and “Liquidity and Capital Resources — Investments” for a discussion of the allowance for credit losses (impairments) on investments.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 30% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2021	2020
Principal amount of long-term debt	$1,993	$1,993
Total capital	6,869	7,486
Ratio of debt to total capital:
Including subordinated debt	29.0%	26.6%
Excluding subordinated debt	19.2%	17.6%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate (if any), to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt and shareholders’ equity (excluding unrealized gains (losses) related to fixed maturity investments).

The NAIC’s model law for risk-based capital (“RBC”) applies to property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2021, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$1,714	$2,183	$2,456
Net cash used in investing activities	(436)	(1,564)	(3,065)
Net cash provided by (used in) financing activities	(1,957)	(123)	1,408
Net change in cash and cash equivalents	$(679)	$496	$799

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Prior to the May 2021 sale, AFG’s discontinued annuity operations typically produced positive net operating cash flows as investment income exceeded acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $144 million in 2021 and increased cash flows from operating activities by $25 million in 2020 and $23 million in 2019, resulting in a $169 million decrease in cash flows from operating activities in 2021 compared to 2020 and a $2 million increase in cash flows from operating activities in 2020 compared to 2019. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.86 billion, $2.16 billion and $2.43 billion in 2021, 2020 and 2019, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and, prior to the May 2021 sale, its discontinued annuity operations. In May 2021, AFG sold its annuity business to MassMutual for cash proceeds of $3.57 billion (including post-closing adjustments). This increase in cash provided by investing activities was partially offset by a decrease in cash and cash equivalents of $2.06 billion representing balances held in the annuity subsidiaries at the sale date. Excluding the impact of the May 2021 sale of the annuity business, net cash used in investing activities was $1.95 billion in 2021 compared to $1.56 billion in 2020, an increase of $383 million. As discussed below (under net cash provided by (used in) financing activities), AFG’s discontinued annuity operations had net cash flows from annuity policyholders of $477 million in 2021 through the May 31, 2021 effective date of the sale compared to $351 million in 2020. In addition to the investment of funds provided by the insurance operations, AFG Parent increased its net purchases of fixed maturities by $1.19 billion in 2021 compared to 2020 due primarily to proceeds received from the sale of the annuity business as well as dividends received from subsidiaries. Investing activities also include the December 2021 acquisition of Verikai for $120 million in cash and the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $43 million use of cash in 2021 compared to a $281 million use of cash in 2020, accounting for a $238 million decrease in net cash used in investing activities in 2021 compared to 2020. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net cash used in investing activities was $1.56 billion in 2020 compared to $3.07 billion in 2019, a decrease of $1.51 billion. As discussed below (under net cash provided by (used in) financing activities), AFG’s discontinued annuity operations had net cash flows from annuity policyholders of $351 million in 2020 and $1.66 billion in 2019. Settlements of equity index call options exceeded purchases by $322 million in 2020 compared to $64 million in 2019, accounting for a $258 million decrease in cash used in investing activities. On December 31, 2020, AFG completed the sale of GAI Holding Bermuda and its subsidiaries, comprising the legal entities that owned Neon. The assets sold included $425 million in cash and cash equivalents, resulting in an increase in cash used in investing activities in 2020. Net investment activity in the managed investment entities was an $281 million use of cash in 2020 compared to an $11 million source of cash in 2019, accounting for a $292 million increase in net cash used in investing activities in 2020 compared to 2019.

Net Cash Provided by (Used In) Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock, dividend payments and, prior to the sale of the annuity business, transactions with annuity policyholders. Net cash used in financing activities was $1.96 billion in 2021 compared to $123 million in 2020, an increase in net cash used in financing activities of $1.83 billion. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in 2021 through the May 31, 2021 effective date of the sale compared to $351 million in 2020, resulting in a $126 million increase in net cash provided by financing activities in 2021 compared to 2020. In 2020, GALIC transferred $554 million of cash as part of its reinsurance agreement with Commonwealth to cede in force traditional fixed and indexed annuities. In 2020, AFG issued $300 million of 5.25% Senior Notes due in 2030, $150 million of 5.625% Subordinated Debentures due in 2060 and $200 million of 4.50% Subordinated Debentures due in 2060. The net proceeds of these offerings contributed $634 million to net cash provided by financing activities in 2020. The November 2020 redemption of AFG’s 6% Subordinated Debentures due in 2055 was a $150 million use of cash in 2020. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $26.00 per share in 2021 and $2.00 per share in 2020, which resulted in total cash dividends of $2.37 billion in 2021 compared to $334 million in 2020. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $193 million in 2021 compared to $221 million in 2020, accounting for a $28 million decrease in net cash provided by financing activities in 2021 compared to 2020. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net cash used in financing activities was $123 million in 2020 compared to net cash provided by financing activities of $1.41 billion in 2019, a decrease in net cash provided by financing activities of $1.53 billion. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $351 million in 2020 compared to $1.66 billion in 2019, resulting in a $1.31 billion decrease in net cash provided by financing activities in 2020 compared to 2019. In 2020, GALIC transferred $554 million of cash as part of its reinsurance agreement with Commonwealth to cede in force traditional fixed and indexed annuities. In 2020, AFG issued $300 million of 5.25% Senior Notes due in 2030, $150 million of 5.625% Subordinated Debentures due in 2060 and $200 million of 4.50% Subordinated Debentures due in 2060. The net proceeds of these offerings contributed $634 million to net cash provided by financing activities in 2020. The November 2020 redemption of AFG’s 6% Subordinated Debentures due in 2055 was a $150 million use of cash in 2020. In 2019, AFG issued $125 million of 5.875% Subordinated Debentures due in 2059 and $200 million of 5.125%

Subordinated Debentures due in 2059, the net proceeds of which contributed $315 million to net cash provided by financing activities in 2019. The December 2019 redemption of AFG’s 6-1/4% Subordinated Debentures was a $150 million use of cash in 2019. During 2020, AFG repurchased $313 million of its Common Stock compared to no share repurchases in 2019. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $2.00 per share and $3.30 per share in 2020 and 2019, respectively, which resulted in total cash dividends of $334 million in 2020 compared to $444 million in 2019. Issuances of managed investment entity liabilities exceeded retirements by $221 million in 2020 compared to retirements of managed investment entity liabilities exceeding issuances by $11 million in 2019, accounting for a $232 million increase in net cash provided by financing activities in 2020 compared to 2019.

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

As discussed above, AFG sold its annuity business to MassMutual for proceeds of $3.57 billion (including post-closing adjustments). AFG’s capital and liquidity was significantly enhanced as a result of the transaction. During 2021, AFG repurchased 2,777,684 shares of its Common Stock for $319 million and paid special cash dividends of $26.00 per share of AFG Common Stock ($14.00 per share in June, $2.00 per share in August, $4.00 per share in October, $4.00 per share in November and $2.00 per share in December) totaling $2.21 billion. Management will continue to evaluate opportunities for deploying AFG’s significant remaining excess capital, including returning capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases. In addition, excess capital will be deployed into AFG’s core businesses as management identifies the potential for healthy, profitable organic growth, and opportunities to expand the Specialty property and casualty niche businesses through acquisitions and start-ups that meet target return thresholds.

In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes a predictive risk tool for assessing insurance risk, for $120 million using cash on hand at the parent.

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

In 2019, AFG paid special cash dividends of $3.30 per share of AFG Common Stock ($1.50 per share in May and $1.80 per share in November) totaling $297 million.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2021 or 2020.

Under a tax allocation agreement with AFG, all 80% (or more) owned U.S. subsidiaries generally pay taxes to (or recover taxes from) AFG based on each subsidiary’s contribution to amounts due under AFG’s consolidated tax return.

Subsidiary Liquidity   The liquidity requirements of AFG’s insurance subsidiaries relate primarily to the policyholder claims and underwriting expenses and payments of dividends and taxes to AFG. Historically, cash flows from premiums and investment income have generally provided more than sufficient funds to meet these requirements. Funds received in excess of cash requirements are generally invested in marketable securities. In addition, the insurance subsidiaries generally hold a significant amount of highly liquid, short duration investments.

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2021, AFG’s insurance companies owned publicly traded equity securities with a fair value of $956 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

Property and casualty reserves for unpaid losses and loss adjustment expenses were $11.07 billion at December 31, 2021 and include case reserves and claims incurred but not reported (“IBNR”). The ultimate amount to be paid to settle reserves is an estimate, subject to significant uncertainty. Actual payments to settle claims cannot be determined until a settlement is reached with the claimant. Final claim settlements may vary significantly from estimated amounts. See “Uncertainties — Property and Casualty Insurance Reserves” below. The timing of future payments for the next twelve months and beyond could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

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

Condensed Parent Only Cash Flows
AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$833	$483	$306
Net cash provided by (used in) investing activities	2,167	(294)	(56)
Net cash used in financing activities	(2,626)	(140)	(242)
Net change in cash and cash equivalents	$374	$49	$8

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $833 million in 2021 compared to $483 million in 2020 and $306 million in 2019. The $350 million increase in net cash provided by operating activities in 2021 as compared to 2020 and the $177 million increase in net cash provided by operating activities in 2020 as compared to 2019 were due primarily to higher dividends received from subsidiaries.

Parent Net Cash Provided by (Used in) Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and parent company investment activity. Parent holding company net cash provided by investing activities was $2.17 billion in 2021 compared to net cash used of $294 million in 2020 and $56 million in 2019. The $2.17 billion in net cash provided by investing activities in 2021 is substantially higher than the $294 million in net cash used in investing activities in 2020 due to proceeds of $3.57 billion related to the May 2021 sale of the annuity business, partially offset by the net purchase of fixed maturity investments of $1.19 billion in 2021 and the $120 million purchase of Verikai in December 2021. The $294 million in net cash used in investing activities in 2020 is higher than the $56 million in net cash used in investing activities in 2019 due primarily to higher capital contributions to AFG’s property and casualty subsidiaries in 2020.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of the issuance and retirement of long-term debt, repurchases of AFG Common Stock, dividends to shareholders, and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $2.63 billion in 2021 compared to $140 million in 2020 and $242 million in 2019. The $2.49 billion increase in net cash used in financing activities in 2021 as compared to 2020 reflects higher dividends paid to shareholders (due primarily to special dividends of $26.00 per share in 2021 compared to special dividends of $2.00 per share in 2020) and the impact of net issuances of long-term debt in 2020. The $102 million decrease in net cash used in financing activities in 2020 as compared to 2019 reflects the higher net issuances of long-term debt in 2020 and lower dividends in 2020 (due primarily to special dividends of $2.00 per share in 2020 compared to special dividends of $3.30 per share in 2019), partially offset by $313 million in repurchases of outstanding common shares in 2020 compared to no repurchases in 2019.

Off-Balance Sheet Arrangements
See Note O — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments
AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2021, contained $10.36 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $28 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $715 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $327 million in equity securities carried at fair value with holding gains and losses included in net investment income.

As detailed in Note F — “Investments — Net Unrealized Gain on Fixed Maturity Securities” to the financial statements, unrealized gains and losses on AFG’s fixed maturity securities are included in shareholders’ equity after adjustments for deferred income taxes.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2021, the average life of AFG’s fixed maturities was about 3.5 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 84% was priced using pricing services at December 31, 2021 and 10% was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at December 31, 2021 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,385
Percentage impact on fair value of 100 bps increase in interest rates	(2.0%)
Pretax impact on fair value of fixed maturity portfolio	$(208)

Approximately 88% of the fixed maturities held by AFG at December 31, 2021, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 3% were rated “non-investment grade” and 9% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at December 31, 2021. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2021, approximately 90% of the municipal bond portfolio was held in revenue bonds, with the remaining 10% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2021, is shown in the following table (dollars in millions). Approximately $775 million of available for sale fixed maturity securities had no unrealized gains or losses at December 31, 2021.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$6,086	$3,496
Amortized cost of securities	$5,885	$3,524
Gross unrealized gain (loss)	$201	$(28)
Fair value as % of amortized cost	103%	99%
Number of security positions	1,545	514
Number individually exceeding $2 million gain or loss	3	—
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
States and municipalities	$74	$—
Mortgage-backed securities	50	(3)
Other asset-backed securities	17	(11)
Asset managers	7	(2)
Technology	4	(2)
Collateralized loan obligations	3	(2)
U.S. Government and government agencies	2	(2)
Foreign government	—	(2)
Percentage rated investment grade	90%	95%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2021, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	13%	2%
After one year through five years	31%	17%
After five years through ten years	12%	3%
After ten years	5%	1%
	61%	23%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	31%	64%
Mortgage-backed securities (average life of approximately 3.5 years)	8%	13%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2021
Securities with unrealized gains:
Exceeding $500,000 (84 securities)	$946	$75	109%
$500,000 or less (1,461 securities)	5,140	126	103%
	$6,086	$201	103%
Securities with unrealized losses:
Exceeding $500,000 (8 securities)	$188	$(5)	97%
$500,000 or less (506 securities)	3,308	(23)	99%
	$3,496	$(28)	99%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2021
Investment grade fixed maturities with losses for:
Less than one year (336 securities)	$3,133	$(21)	99%
One year or longer (53 securities)	196	(3)	98%
	$3,329	$(24)	99%
Non-investment grade fixed maturities with losses for:
Less than one year (80 securities)	$137	$(2)	99%
One year or longer (45 securities)	30	(2)	94%
	$167	$(4)	98%

To evaluate fixed maturities for expected credit losses (impairment), management considers the following:

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2021. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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

The estimates of liabilities for unpaid claims and for expenses of investigation and adjustment of unpaid claims are based upon: (i) the accumulation of case estimates for losses reported prior to the close of the accounting periods on direct business written (“case reserves”); (ii) estimates received from ceding reinsurers and insurance pools and associations; (iii) estimates of claims incurred but not reported (including possible development on known claims); (iv) estimates (based on experience) of expense for investigating and adjusting claims; and (v) the current state of law and coverage litigation.

The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The IBNR reserve is derived by estimating the ultimate unpaid reserve liability and subtracting case reserves for loss and LAE. See Note N — “Insurance — Property and Casualty Insurance Reserves” to the financial statements for a discussion of the factors considered and actuarial methods used in determining management’s best estimate of the ultimate liability for unpaid losses and LAE.

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2021 and gross written premiums for the year ended December 31, 2021.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$770	$2,645	$635	$4,050	$1,143
Workers’ compensation	948	1,277	351	2,576	1,528
Other liability — claims made	226	515	326	1,067	554
Commercial auto/truck liability/medical	375	396	139	910	842
Special property (fire, allied lines, inland marine, earthquake)	255	239	28	522	1,756
Products liability — occurrence	89	238	149	476	198
Commercial multi-peril	151	126	84	361	356
Other lines	215	443	103	761	1,294
Total Statutory	3,029	5,879	1,815	10,723	7,671
Adjustments for GAAP:
Foreign operations	141	175	34	350	268
Deferred gains on retroactive reinsurance	—	18	—	18	—
Loss reserve discounting	(5)	—	—	(5)	—
Other	(12)	—	—	(12)	7
Total Adjustments for GAAP	124	193	34	351	275
Total GAAP Reserves and Premiums	$3,153	$6,072	$1,849	$11,074	$7,946

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

The estimated cumulative adverse impact that a 1% change in cost trends in AFG’s more significant lines of property and casualty business (exceeding 5% of total reserves) would have on net earnings is shown below (in millions).

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$55
Workers’ compensation	66
Other liability — claims made	20
Commercial auto/truck liability/medical	13

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2021, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2021	Effect on Net Earnings (a)(b)
Other liability — occurrence	4.5%	$1,808	$82
Workers’ compensation	(5.1%)	2,171	(110)
Other liability — claims made	(1.6%)	795	(12)
Commercial auto/truck liability/medical	(1.6%)	619	(10)
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

Other Liability — Occurrence

This long-tail line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability — occurrence include:
•Litigious climate
•Unpredictability of judicial decisions regarding coverage issues
•Magnitude of jury awards
•Outside counsel costs
•Timing of claims reporting

AFG recorded adverse prior year reserve development of $39 million in 2021, $99 million in 2020 and $143 million in 2019 related to its other liability — occurrence coverage due primarily to continued claim severity increases in excess and umbrella liability coverages.

While management applies the actuarial methods discussed in Note N — “Insurance — Property and Casualty Insurance Reserves” to the financial statements, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the Bornhuetter-Ferguson method.

Workers’ Compensation

This long-tail line of business provides coverage to employees who may be injured in the course of employment. Some of the important variables affecting estimation of loss reserves for workers’ compensation include:
•Legislative actions and regulatory and legal interpretations
•Future medical cost inflation
•Economic conditions
•Frequency of reopening claims previously closed
•Advances in medical equipment and processes
•Pace and intensity of employee rehabilitation
•Changes in the use of pharmaceutical drugs
•Changes in mortality trends for permanently injured workers

Approximately 27% and 23% of AFG’s workers’ compensation reserves at December 31, 2021 relate to policies written in Florida and California, respectively.

AFG recorded favorable prior year reserve development of $169 million in 2021 related to its workers’ compensation coverage due to lower than anticipated medical severity. AFG recorded favorable prior year reserve development of $178 million in 2020 due to lower than anticipated medical claim severity and improving claim closure rates, particularly in the southeastern United States and California. AFG recorded favorable prior year reserve development of $180 million in 2019 due to lower than anticipated frequency of lost-time claims and medical severity.

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

AFG recorded favorable prior year reserve development of $2 million in 2021, $8 million in 2020 and $4 million in 2019 on its D&O business as claim frequency and severity was less than expected across several prior accident years.

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

AFG recorded adverse prior year reserve development of $7 million in 2021 for this line of business and favorable prior year reserve development of $16 million in 2020 and $15 million in 2019. While AFG recorded adverse development in 2021 and severity trends for this line of business continue to be elevated, the severity has generally been lower than initially projected in recent years.

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

See Item 1 — Business — “Property and Casualty Insurance Segment — Reinsurance” for more information on AFG’s reinsurance programs. For additional information on the effect of reinsurance on AFG’s historical results of operations see Note N — “Insurance — Reinsurance” to the financial statements.

The following table illustrates the effect that purchasing property and casualty reinsurance has had on AFG’s combined ratio over the last three years.

	2021	2020	2019
Before reinsurance (gross)	87.4%	97.1%	95.6%
Effect of reinsurance	(0.9%)	(1.6%)	0.2%
Actual (net of reinsurance)	86.5%	95.5%	95.8%

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2021	2020
Asbestos	$232	$239
Environmental	176	183
A&E reserves, net of reinsurance recoverable	408	422
Reinsurance recoverable, net of allowance	147	150
Gross A&E reserves	$555	$572

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

	2021	2020	2019
Number of policyholders with no indemnity payments:
Asbestos	100	97	98
Environmental	131	116	113
	231	213	211
Number of policyholders with indemnity payments:
Asbestos	45	48	46
Environmental	20	22	17
	65	70	63
Total	296	283	274

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including LAE, were as follows (in millions):

	2021	2020	2019
Asbestos	$8	$8	$17
Environmental	6	—	13
Total	$14	$8	$30

The survival ratio is a measure often used by industry analysts to compare A&E reserves’ strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2021, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2020, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2021)	21.9	26.2	23.6
Industry (12/31/2020)	8.6	6.9	8.2

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

Contingencies related to Subsidiaries’ Former Operations   The A&E studies and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. AFG recorded a minor charge to increase liabilities for those operations as a result of the 2021 internal review, a pretax special charge of $21 million as a result of the 2020 comprehensive external study and a pretax special charge of $11 million as a result of the 2019 internal review. For a discussion of the charges recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $95 million at December 31, 2021. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2021
Assets:
Cash and investments	$15,821	$—	$(76)	(*)	$15,745
Assets of managed investment entities	—	5,296	—		5,296
Other assets	7,890	—	—	(*)	7,890
Total assets	$23,711	$5,296	$(76)		$28,931
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,115	$—	$—		$14,115
Liabilities of managed investment entities	—	5,296	(76)	(*)	5,220
Long-term debt and other liabilities	4,584	—	—		4,584
Total liabilities	18,699	5,296	(76)		23,919

Shareholders’ equity:
Common Stock and Capital surplus	1,415	—	—		1,415
Retained earnings	3,478	—	—		3,478
Accumulated other comprehensive income, net of tax	119	—	—		119
Total shareholders’ equity	5,012	—	—		5,012
Total liabilities and shareholders’ equity	$23,711	$5,296	$(76)		$28,931

December 31, 2020
Assets:
Cash and investments	$13,550	$—	$(56)	(*)	$13,494
Assets of managed investment entities	—	4,971	—		4,971
Other assets	7,361	—	(1)	(*)	7,360
Assets of discontinued annuity operations	47,885	—	—		47,885
Total assets	$68,796	$4,971	$(57)		$73,710
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$13,195	$—	$—		$13,195
Liabilities of managed investment entities	—	4,971	(57)	(*)	4,914
Long-term debt and other liabilities	4,354	—	—		4,354
Liabilities of discontinued annuity operations	44,458	—	—		44,458
Total liabilities	62,007	4,971	(57)		66,921

Shareholders’ equity:
Common Stock and Capital surplus	1,367	—	—		1,367
Retained earnings	4,149	—	—		4,149
Accumulated other comprehensive income, net of tax	1,273	—	—		1,273
Total shareholders’ equity	6,789	—	—		6,789
Total liabilities and shareholders’ equity	$68,796	$4,971	$(57)		$73,710
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,452	$—	$—		$1,452
Net investment income	212	—	(3)	(b)	209
Realized gains (losses) on securities	7	—	—		7
Income of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	2	(1)	(b)	1
Other income	47	—	(4)	(c)	43
Total revenues	1,718	48	(8)		1,758
Costs and Expenses:
Insurance benefits and expenses	1,182	—	—		1,182
Expenses of managed investment entities	—	47	(7)	(b)(c)	40
Interest charges on borrowed money and other expenses	91	—	—		91
Total costs and expenses	1,273	47	(7)		1,313
Earnings from continuing operations before income taxes	445	1	(1)		445
Provision for income taxes	90	—	—		90
Net earnings from continuing operations, including noncontrolling interests	355	1	(1)		355
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$355	$1	$(1)		$355

Three months ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,325	$—	$—		$1,325
Net investment income	153	—	(6)	(b)	147
Realized gains (losses) on:
Securities	122	—	—		122
Subsidiaries	53	—	—		53
Income of managed investment entities:
Investment income	—	47	—		47
Gain (loss) on change in fair value of assets/liabilities	—	(1)	2	(b)	1
Other income	22	—	(4)	(c)	18
Total revenues	1,675	46	(8)		1,713
Costs and Expenses:
Insurance benefits and expenses	1,220	—	—		1,220
Expenses of managed investment entities	—	46	(8)	(b)(c)	38
Interest charges on borrowed money and other expenses	111	—	—		111
Total costs and expenses	1,331	46	(8)		1,369
Earnings from continuing operations before income taxes	344	—	—		344
Provision for income taxes	77	—	—		77
Net earnings from continuing operations, including noncontrolling interests	267	—	—		267
Net earnings from discontinued operations	427	—	—		427
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	2	—	—		2
Net earnings attributable to shareholders	$692	$—	$—		$692
(a)Includes income of $3 million in the fourth quarter of 2021 and $6 million in the fourth quarter of 2020, representing the change in fair value of AFG’s CLO investments plus $4 million in both the fourth quarter of 2021 and 2020, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $3 million and $4 million in the fourth quarter of 2021 and 2020, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$5,404	$—	$—		$5,404
Net investment income	750	—	(20)	(b)	730
Realized gains (losses) on:
Securities	110	—	—		110
Subsidiaries	4	—	—		4
Income of managed investment entities:
Investment income	—	181	—		181
Gain (loss) on change in fair value of assets/liabilities	—	3	7	(b)	10
Other income	129	—	(16)	(c)	113
Total revenues	6,397	184	(29)		6,552
Costs and Expenses:
Insurance benefits and expenses	4,704	—	—		4,704
Expenses of managed investment entities	—	183	(28)	(b)(c)	155
Interest charges on borrowed money and other expenses	358	—	—		358
Total costs and expenses	5,062	183	(28)		5,217
Earnings from continuing operations before income taxes	1,335	1	(1)		1,335
Provision for income taxes	254	—	—		254
Net earnings from continuing operations, including noncontrolling interests	1,081	1	(1)		1,081
Net earnings from discontinued operations	914	—	—		914
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$1,995	$1	$(1)		$1,995

Year ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$5,099	$—	$—		$5,099
Net investment income	460	—	1	(b)	461
Realized gains (losses) on:
Securities	(75)	—	—		(75)
Subsidiaries	23	—	—		23
Income of managed investment entities:
Investment income	—	201	—		201
Gain (loss) on change in fair value of assets/liabilities	—	(11)	(9)	(b)	(20)
Other income	95	—	(15)	(c)	80
Total revenues	5,602	190	(23)		5,769
Costs and Expenses:
Insurance benefits and expenses	4,896	—	—		4,896
Expenses of managed investment entities	—	190	(23)	(b)(c)	167
Interest charges on borrowed money and other expenses	367	—	—		367
Total costs and expenses	5,263	190	(23)		5,430
Earnings from continuing operations before income taxes	339	—	—		339
Provision for income taxes	25	—	—		25
Net earnings from continuing operations, including noncontrolling interests	314	—	—		314
Net earnings from discontinued operations	407	—	—		407
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(11)	—	—		(11)
Net earnings attributable to shareholders	$732	$—	$—		$732
(a)Includes income of $20 million in 2021 and a loss of $1 million in 2020, representing the change in fair value of AFG’s CLO investments plus $16 million and $15 million in 2021 and 2020, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $12 million and $8 million in 2021 and 2020, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$5,185	$—	$—		$5,185
Net investment income	533	—	(1)	(b)	532
Realized gains (losses) on securities	155	—	—		155
Income of managed investment entities:
Investment income	—	269	—		269
Gain (loss) on change in fair value of assets/liabilities	—	(8)	(6)	(b)	(14)
Other income	101	—	(15)	(c)	86
Total revenues	5,974	261	(22)		6,213
Costs and Expenses:
Insurance benefits and expenses	4,996	—	—		4,996
Expenses of managed investment entities	—	261	(22)	(b)(c)	239
Interest charges on borrowed money and other expenses	344	—	—		344
Total costs and expenses	5,340	261	(22)		5,579
Earnings from continuing operations before income taxes	634	—	—		634
Provision for income taxes	143	—	—		143
Net earnings from continuing operations, including noncontrolling interests	491	—	—		491
Net earnings from discontinued operations	378	—	—		378
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(28)	—	—		(28)
Net earnings attributable to shareholders	$897	$—	$—		$897
(a)Includes income of $1 million representing the change in fair value of AFG’s CLO investments plus $15 million in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

RESULTS OF OPERATIONS

General
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. In addition to discontinued operations, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. In addition, special charges related to coverage that AFG no longer writes, such as asbestos and environmental exposures, are excluded from core earnings.

In January 2021, AFG entered into a definitive agreement to sell its Annuity business to MassMutual. Beginning with the first quarter of 2021 and through the May 31, 2021 effective date of the sale, the results of its annuity segment and the run-off life and long-term care operations are reported as discontinued operations, which included adjusting prior period results to reflect these operations as discontinued.

AFG recorded $914 million in non-core net earnings from the discontinued annuity operations in 2021, which includes a $656 million after tax gain on the sale, compared to $407 million and $378 million in 2020 and 2019, respectively. See “Discontinued Annuity Operations” below for details of the impact of the discontinued annuity operations on AFG’s net earnings attributable to shareholders for the fourth quarter of 2020 and years end 2021, 2020 and 2019.

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

AFG recorded $111 million in non-core losses related to the runoff of the Neon business in 2020, which included a $23 million gain on the sale of the business. In conjunction with the sale, AFG recognized a tax benefit of $72 million, resulting in a net $39 million non-core after-tax loss from the Neon exited lines in 2020. In 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received from the sale of Neon.

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

	Three months ended December 31,		Year ended December 31,
	2021	2020	2021	2020	2019
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$438	$227	$1,232	$609	$589
Pretax non-core items:
Realized gains (losses) on securities	7	122	110	(75)	155
Special A&E charges	—	—	—	(68)	(29)
Neon exited lines (*)	—	—	4	(122)	(76)
Loss on retirement of debt	—	(5)	—	(5)	(5)
Other	—	—	(11)	—	—
Earnings before income taxes	445	344	1,335	339	634
Provision for income taxes:
Core operating earnings	87	52	239	128	117
Non-core items:
Realized gains (losses) on securities	3	25	23	(16)	33
Special A&E charges	—	—	—	(14)	(6)
Neon exited lines (*)	—	1	1	(72)	—
Loss on retirement of debt	—	(1)	—	(1)	(1)
Other	—	—	(9)	—	—
Total provision for income taxes	90	77	254	25	143
Net earnings from continuing operations, including noncontrolling interests	355	267	1,081	314	491
Net earnings from discontinued operations	—	427	914	407	378
Less net earnings (loss) attributable to noncontrolling interests:
Core operating earnings	—	—	—	—	(10)
Neon exited lines (*)	—	2	—	(11)	(18)
Total net earnings (loss) attributable to noncontrolling interests	—	2	—	(11)	(28)
Net earnings attributable to shareholders	$355	$692	$1,995	$732	$897

Net earnings:
Core net operating earnings	$351	$175	$993	$481	$482
Realized gains (losses) on securities	4	97	87	(59)	122
Special A&E charges	—	—	—	(54)	(23)
Neon exited lines (*)	—	(3)	3	(39)	(58)
Loss on retirement of debt	—	(4)	—	(4)	(4)
Other	—	—	(2)	—	—
Net earnings from continuing operations	355	265	1,081	325	519
Discontinued annuity operations	—	427	914	407	378
Net earnings attributable to shareholders	$355	$692	$1,995	$732	$897

Diluted per share amounts:
Core net operating earnings	$4.12	$2.01	$11.59	$5.40	$5.29
Realized gains (losses) on securities	0.06	1.10	1.01	(0.67)	1.34
Special A&E charges	—	—	—	(0.61)	(0.25)
Neon exited lines (*)	—	(0.04)	0.04	(0.45)	(0.64)
Loss on retirement of debt	—	(0.04)	—	(0.04)	(0.04)
Other	—	—	(0.02)	—	—
Diluted per share amounts, continuing operations	4.18	3.03	12.62	3.63	5.70
Discontinued annuity operations	—	4.90	10.68	4.57	4.15
Net earnings attributable to shareholders	$4.18	$7.93	$23.30	$8.20	$9.85
(*)As discussed above, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses). In 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received from the sale of Neon.

AFG reported net earnings attributable to shareholders of $355 million in the fourth quarter of 2021 compared to $692 million in the fourth quarter of 2020 reflecting higher core net operating earnings, the impact of a loss on retirement of debt in the fourth quarter of 2020, lower net realized gains on securities in the fourth quarter of 2021 compared to the fourth quarter of 2020 and net earnings from the discontinued annuity operations in the fourth quarter of 2020. Core net operating earnings for the fourth quarter of 2021 increased $176 million compared to the fourth quarter of 2020 reflecting higher underwriting profit, higher net investment income and income from the sale of real estate in the fourth quarter of 2021.

Net earnings attributable to shareholders were $2.00 billion for the full-year of 2021 compared to $732 million in 2020 reflecting higher core net operating earnings, net realized gains on securities in 2021 compared to net realized losses in 2020, the impact of special A&E charges and non-core losses from the Neon exited lines in 2020 and higher net earnings from the discontinued annuity operations in 2021 (through the sale date) compared to 2020. The discontinued annuity operations includes an after-tax gain from the sale of the annuity subsidiaries of $656 million in 2021. Core net operating earnings increased $512 million in 2021 compared to 2020 reflecting higher underwriting profit, higher net investment income and income from the sale of real estate in the fourth quarter of 2021, partially offset by higher interest charges on borrowed money and higher holding company expenses. Realized gains (losses) on securities in 2021 and 2020 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings attributable to shareholders decreased $165 million for the full-year of 2020 compared to the same period in 2019 due primarily to net realized losses on securities in 2020 compared to net realized gains in 2019 and higher special A&E charges in 2020 compared to 2019, partially offset by higher earnings from the discontinued annuity operations and lower losses from the Neon exited lines in 2020 compared to 2019. Core net operating earnings decreased $1 million in 2020 compared to 2019 reflecting higher interest charges on borrowed money and lower investment income due to lower market interest rates, lower dividend income and the negative impact of the COVID-19 pandemic on partnerships and similar investments and AFG-managed CLOs, partially offset by higher underwriting profit and lower holding company expenses.

RESULTS OF OPERATIONS — QUARTERS ENDED DECEMBER 31, 2021 AND 2020

Segmented Statement of Earnings
Subsequent to the agreement to sell the Annuity subsidiaries, AFG reports its continuing operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2021 and 2020 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,452	$—	$—	$—	$1,452	$—	$1,452
Net investment income	196	—	(3)	16	209	—	209
Realized gains (losses) on securities	—	—	—	—	—	7	7
Income of MIEs:
Investment income	—	—	46	—	46	—	46
Gain (loss) on change in fair value of assets/liabilities	—	—	1	—	1	—	1
Other income	18	—	(4)	29	43	—	43
Total revenues	1,666	—	40	45	1,751	7	1,758

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	822	—	—	—	822	—	822
Commissions and other underwriting expenses	351	—	—	9	360	—	360
Interest charges on borrowed money	—	—	—	23	23	—	23
Expenses of MIEs	—	—	40	—	40	—	40
Other expenses	8	—	—	60	68	—	68
Total costs and expenses	1,181	—	40	92	1,313	—	1,313
Earnings (loss) from continuing operations before income taxes	485	—	—	(47)	438	7	445
Provision (credit) for income taxes	102	—	—	(15)	87	3	90
Net earnings from continuing operations, including noncontrolling interests	383	—	—	(32)	351	4	355
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings	383	—	—	(32)	351
Non-core earnings attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	4	4	(4)	—
Net Earnings Attributable to Shareholders	$383	$—	$—	$(28)	$355	$—	$355

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Three months ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$1,299	$—	$—	$—	$1,299	$—	$26	$1,325
Net investment income	122	20	(6)	11	147	—	—	147
Realized gains (losses) on:
Securities	—	—	—	—	—	122	—	122
Subsidiaries	—	—	—	—	—	—	53	53
Income of MIEs:
Investment income	—	—	47	—	47	—	—	47
Gain (loss) on change in fair value of assets/liabilities	—	—	1	—	1	—	—	1
Other income	—	—	(4)	22	18	—	—	18
Total revenues	1,421	20	38	33	1,512	122	79	1,713

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	778	—	—	—	778	—	52	830
Commissions and other underwriting expenses	358	—	—	5	363	—	27	390
Interest charges on borrowed money	—	—	—	24	24	—	—	24
Expenses of MIEs	—	—	38	—	38	—	—	38
Other expenses	11	11	—	60	82	5	—	87
Total costs and expenses	1,147	11	38	89	1,285	5	79	1,369
Earnings (loss) from continuing operations before income taxes	274	9	—	(56)	227	117	—	344
Provision (credit) for income taxes	58	2	—	(8)	52	24	1	77
Net earnings from continuing operations, including noncontrolling interests	216	7	—	(48)	175	93	(1)	267
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Core Net Operating Earnings	216	7	—	(48)	175
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	97	97	(97)	—	—
Discontinued operations, net of tax	—	429	—	(2)	427	—	—	427
Neon exited lines (b)	(3)	—	—	—	(3)	—	3	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—	—
Net Earnings Attributable to Shareholders	$213	$436	$—	$43	$692	$—	$—	$692
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

AFG’s property and casualty insurance operations contributed $485 million in GAAP and core pretax earnings in the fourth quarter of 2021 compared to $274 million in the fourth quarter of 2020, an increase of $211 million (77%). The increase in GAAP and core pretax earnings reflects higher underwriting profit and significantly higher net investment income in the fourth quarter of 2021 compared to the fourth quarter of 2020 and income for the sale of real estate in the fourth quarter of 2021. Improved results from alternative investments (partnerships and similar investments and AFG-managed CLOs) were partially offset by lower other net investment income, due primarily to lower market interest rates.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2021 and 2020 (dollars in millions):

	Three months ended December 31,
	2021	2020	% Change
Gross written premiums	$1,737	$1,707	2%
Reinsurance premiums ceded	(467)	(491)	(5%)
Net written premiums	1,270	1,216	4%
Change in unearned premiums	182	83	119%
Net earned premiums	1,452	1,299	12%
Loss and loss adjustment expenses	822	778	6%
Commissions and other underwriting expenses	351	358	(2%)
Core underwriting gain	279	163	71%

Net investment income	196	122	61%
Other income and expenses, net	10	(11)	(191%)
Core earnings before income taxes	485	274	77%
Pretax non-core Neon exited lines (*)	—	—	—%
GAAP earnings before income taxes and noncontrolling interests	$485	$274	77%
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

	Three months ended December 31, 2020
	Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums	$1,707	$14	$1,721
Reinsurance premiums ceded	(491)	(1)	(492)
Net written premiums	1,216	13	1,229
Change in unearned premiums	83	13	96
Net earned premiums	1,299	26	1,325
Loss and loss adjustment expenses	778	52	830
Commissions and other underwriting expenses	358	27	385
Underwriting gain (loss)	163	(53)	110

Net investment income	122	—	122
Gain on sale of subsidiaries	—	53	53
Other income and expenses, net	(11)	—	(11)
Earnings before income taxes and noncontrolling interests	$274	$—	$274

	Three months ended December 31,
Combined Ratios:	2021	2020	Change
Specialty lines
Loss and LAE ratio	56.5%	58.6%	(2.1%)
Underwriting expense ratio	24.2%	27.6%	(3.4%)
Combined ratio	80.7%	86.2%	(5.5%)

Aggregate — including exited lines
Loss and LAE ratio	56.6%	62.6%	(6.0%)
Underwriting expense ratio	24.2%	29.0%	(4.8%)
Combined ratio	80.8%	91.6%	(10.8%)

Starting in 1986, AFG’s statutory combined ratio has been better than the U.S. industry average for 34 of the 36 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.74 billion for the fourth quarter of 2021 compared to $1.72 billion for the fourth quarter of 2020, an increase of $16 million (1%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2021		2020
	GWP	%	GWP	%	% Change
Property and transportation	$558	32%	$647	38%	(14%)
Specialty casualty	968	56%	865	50%	12%
Specialty financial	211	12%	195	11%	8%
Total specialty	1,737	100%	1,707	99%	2%
Neon exited lines	—	—%	14	1%	(100%)
Aggregate	$1,737	100%	$1,721	100%	1%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for the fourth quarter of 2021 compared to 29% of gross written premiums for the fourth quarter of 2020, a decrease of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2021		2020		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(141)	25%	$(207)	32%	(7%)
Specialty casualty	(340)	35%	(300)	35%	—%
Specialty financial	(38)	18%	(32)	16%	2%
Other specialty	52		48
Total specialty	(467)	27%	(491)	29%	(2%)
Neon exited lines	—	—%	(1)	7%	(7%)
Aggregate	$(467)	27%	$(492)	29%	(2%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.27 billion for the fourth quarter of 2021 compared to $1.23 billion for the fourth quarter of 2020, an increase of $41 million (3%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2021		2020
	NWP	%	NWP	%	% Change
Property and transportation	$417	33%	$440	36%	(5%)
Specialty casualty	628	49%	565	46%	11%
Specialty financial	173	14%	163	13%	6%
Other specialty	52	4%	48	4%	8%
Total specialty	1,270	100%	1,216	99%	4%
Neon exited lines	—	—%	13	1%	(100%)
Aggregate	$1,270	100%	$1,229	100%	3%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.45 billion for the fourth quarter of 2021 compared to $1.33 billion for the fourth quarter of 2020, an increase of $127 million (10%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2021		2020
	NEP	%	NEP	%	% Change
Property and transportation	$597	41%	$521	39%	15%
Specialty casualty	636	44%	572	43%	11%
Specialty financial	165	11%	158	12%	4%
Other specialty	54	4%	48	4%	13%
Total specialty	1,452	100%	1,299	98%	12%
Neon exited lines	—	—%	26	2%	(100%)
Aggregate	$1,452	100%	$1,325	100%	10%

The $16 million (1%) increase in gross written premiums in the fourth quarter of 2021 compared to the fourth quarter of 2020 reflects an increase in the Specialty casualty and Specialty financial sub-segments, partially offset by a decrease in the Property and transportation sub-segment. Overall average renewal rates increased approximately 7% in the fourth quarter of 2021.

Property and transportation Gross written premiums decreased $89 million (14%) in the fourth quarter of 2021 compared to the fourth quarter of 2020. This decrease was due primarily to the timing of premium in the crop business and the timing of the renewal of a large account in the transportation business. Average renewal rates increased 6% for this group in the fourth quarter of 2021. Reinsurance premiums ceded as a percentage of gross written premiums decreased 7 percentage points for the fourth quarter of 2021 compared to the fourth quarter of 2020 reflecting lower cessions in the crop insurance operations, partially offset by higher cessions in the transportation businesses.

Specialty casualty Gross written premiums increased $103 million (12%) in the fourth quarter of 2021 compared to the fourth quarter of 2020. Significant renewal rate increases and increased exposures contributed to higher premiums in the excess liability and excess and surplus businesses. The mergers and acquisitions liability and executive liability businesses also contributed meaningfully to the year-over-year growth. Average renewal rates for this group increased approximately 7% in the fourth quarter of 2021. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 11%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the fourth quarter of 2021 and the fourth quarter of 2020.

Specialty financial Gross written premiums increased $16 million (8%) in the fourth quarter of 2021 compared to the fourth quarter of 2020 due primarily to the favorable impact of economic recovery in the surety business and strong rate increases and new business opportunities in the fidelity business. Average renewal rates for this group increased approximately 7% in the fourth quarter of 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the fourth quarter of 2021 compared to the fourth quarter of 2020 reflecting higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $4 million (8%) in the fourth quarter of 2021 compared to the fourth quarter of 2020 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

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

	Three months ended December 31,			Three months ended December 31,
	2021	2020	Change	2021	2020
Property and transportation
Loss and LAE ratio	66.0%	63.3%	2.7%
Underwriting expense ratio	14.5%	22.5%	(8.0%)
Combined ratio	80.5%	85.8%	(5.3%)
Underwriting profit				$116	$74

Specialty casualty
Loss and LAE ratio	53.5%	59.0%	(5.5%)
Underwriting expense ratio	24.5%	25.0%	(0.5%)
Combined ratio	78.0%	84.0%	(6.0%)
Underwriting profit				$140	$91

Specialty financial
Loss and LAE ratio	31.7%	35.6%	(3.9%)
Underwriting expense ratio	53.8%	51.2%	2.6%
Combined ratio	85.5%	86.8%	(1.3%)
Underwriting profit				$24	$20

Total Specialty
Loss and LAE ratio	56.5%	58.6%	(2.1%)
Underwriting expense ratio	24.2%	27.6%	(3.4%)
Combined ratio	80.7%	86.2%	(5.5%)
Underwriting profit				$281	$179

Aggregate — including exited lines
Loss and LAE ratio	56.6%	62.6%	(6.0%)
Underwriting expense ratio	24.2%	29.0%	(4.8%)
Combined ratio	80.8%	91.6%	(10.8%)
Underwriting profit				$279	$110

The Specialty property and casualty insurance operations generated an underwriting profit of $281 million for the fourth quarter of 2021 compared to $179 million in the fourth quarter of 2020, an increase of $102 million (57%). The higher underwriting profit in the fourth quarter of 2021 reflects higher underwriting profits in each of the Specialty property and casualty sub-segments. Overall catastrophe losses were $25 million (1.8 points on the combined ratio) in the fourth quarter of 2021 compared to catastrophe losses of $20 million (1.5 points) and related net reinstatement premium recoveries of $3 million in the fourth quarter of 2020.

Property and transportation Underwriting profit for this group was $116 million for the fourth quarter of 2021 compared to $74 million in the fourth quarter of 2020, an increase of $42 million (57%). Higher underwriting profitability in the crop operations more than offset lower underwriting profits in the transportation businesses. Catastrophe losses for this group were $15 million (2.5 points on the combined ratio) in the fourth quarter of 2021 compared to $6 million (1.2 points) in the fourth quarter of 2020.

Specialty casualty Underwriting profit for this group was $140 million for the fourth quarter of 2021 compared to $91 million in the fourth quarter of 2020, an increase of $49 million (54%). This increase reflects higher underwriting profitability in the workers’ compensation, excess liability, excess and surplus, targeted markets and executive liability businesses in the fourth quarter of 2021 compared to the fourth quarter of 2020. Catastrophe losses were $3 million (0.6 points on the combined ratio) in the fourth quarter of 2021 compared to catastrophe losses of $5 million (0.8 points) and related net reinstatement premium recoveries of $3 million in the fourth quarter of 2020.

Specialty financial Underwriting profit for this group was $24 million for the fourth quarter of 2021 compared to $20 million in the fourth quarter of 2020, an increase of $4 million (20%). This increase reflects higher underwriting profitability in the trade credit, surety and fidelity businesses. Catastrophe losses were $6 million (3.7 points on the combined ratio) in the fourth quarter of 2021 compared to $7 million (4.5 points) in the fourth quarter of 2020.

Other specialty This group reported an underwriting profit of $1 million for the fourth quarter of 2021 compared to an underwriting loss of $6 million in the fourth quarter of 2020, a change of $7 million (117%), reflecting lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the fourth quarter of 2021 compared to the fourth quarter of 2020.

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

Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), the $53 million underwriting loss at Neon and offsetting gain on sale in the fourth quarter of 2020 are treated as non-core.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include an underwriting loss of $53 million at Neon in the fourth quarter of 2020, due primarily to catastrophe losses and several large claims. Aggregate underwriting results for AFG’s property and casualty insurance segment also include adverse prior year reserve development of $2 million in the fourth quarter of 2021 and $16 million in the fourth quarter of 2020 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 56.6% for the fourth quarter of 2021 compared to 62.6% for fourth quarter of 2020, a decrease of 6.0 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2021	2020	2021	2020	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$381	$352	63.9%	67.5%	(3.6%)
Prior accident years development	(2)	(29)	(0.4%)	(5.6%)	5.2%
Current year COVID-19 related losses	—	—	—%	0.2%	(0.2%)
Current year catastrophe losses	15	6	2.5%	1.2%	1.3%
Property and transportation losses and LAE and ratio	$394	$329	66.0%	63.3%	2.7%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$391	$336	61.3%	59.0%	2.3%
Prior accident years development	(55)	(6)	(8.6%)	(1.1%)	(7.5%)
Current year COVID-19 related losses	1	2	0.2%	0.3%	(0.1%)
Current year catastrophe losses	3	5	0.6%	0.8%	(0.2%)
Specialty casualty losses and LAE and ratio	$340	$337	53.5%	59.0%	(5.5%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$58	$58	35.5%	36.5%	(1.0%)
Prior accident years development	(13)	(6)	(8.2%)	(3.6%)	(4.6%)
Current year COVID-19 related losses	1	(3)	0.7%	(1.8%)	2.5%
Current year catastrophe losses	6	7	3.7%	4.5%	(0.8%)
Specialty financial losses and LAE and ratio	$52	$56	31.7%	35.6%	(3.9%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$866	$774	59.5%	59.5%	—%
Prior accident years development	(73)	(32)	(5.0%)	(2.4%)	(2.6%)
Current year COVID-19 related losses	2	—	0.2%	—%	0.2%
Current year catastrophe losses	25	20	1.8%	1.5%	0.3%
Total Specialty losses and LAE and ratio	$820	$762	56.5%	58.6%	(2.1%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$866	$797	59.6%	60.1%	(0.5%)
Prior accident years development	(71)	(8)	(5.0%)	(0.6%)	(4.4%)
Current year COVID-19 related losses	2	—	0.2%	—%	0.2%
Current year catastrophe losses	25	41	1.8%	3.1%	(1.3%)
Aggregate losses and LAE and ratio	$822	$830	56.6%	62.6%	(6.0%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 59.5% for both the fourth quarter of 2021 and the fourth quarter of 2020.

Property and transportation   The 3.6 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio in the crop operations.

Specialty casualty   The 2.3 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratios of the targeted markets and general liability businesses.

Specialty financial   The 1.0 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratio of the fidelity business, partially offset by an increase in the loss and LAE ratio of the surety, equipment leasing and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $73 million in the fourth quarter of 2021 compared to $32 million in the fourth quarter of 2020, an increase of $41 million (128%).

Property and transportation   Net favorable reserve development of $2 million in the fourth quarter of 2021 reflects lower than expected claim frequency in the aviation business and lower than anticipated claim severity in the ocean marine business, partially offset by higher than expected claim severity in the property and inland marine business. Net favorable reserve development of $29 million in the fourth quarter of 2020 reflects lower than anticipated claim frequency and severity in the aviation, transportation and agricultural businesses.

Specialty casualty   Net favorable reserve development of $55 million in the fourth quarter of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses. Net favorable reserve development of $6 million in the fourth quarter of 2020 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in general liability contractor claims and the public sector and excess liability businesses.

Specialty financial   Net favorable reserve development of $13 million in the fourth quarter of 2021 reflects lower than anticipated claim frequency in the surety and trade credit businesses. Net favorable reserve development of $6 million in the fourth quarter of 2020 reflects lower than anticipated claim frequency and severity in the fidelity and surety businesses and lower than expected claim severity in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $3 million in the fourth quarter of 2021 and net adverse reserve development of $9 million in the fourth quarter of 2020, which includes adverse reserve development of $11 million in the fourth quarter of 2020 associated with AFG’s internal reinsurance program. Both periods include the amortization of deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment for the fourth quarter of 2021 and 2020 includes net adverse reserve development of $8 million in the fourth quarter of 2020 related to Neon exited lines discussed above under “Neon exited lines.” Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment also includes net adverse reserve development of $2 million in the fourth quarter of 2021 and $16 million in the fourth quarter of 2020 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2021, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Approximate impact of modeled loss
Industry Model	on AFG’s Shareholders’ Equity
100-year event	1%
250-year event	1%
500-year event	2%

AFG maintains comprehensive property catastrophe reinsurance coverage for its property and casualty insurance operations, including a $20 million per occurrence net retention, for losses up to $125 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $39 million for a single occurrence. AFG further maintains supplemental fully collateralized reinsurance coverage up to 94% of $325 million for catastrophe losses in excess of $125 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $25 million in the fourth quarter of 2021 resulted primarily from storms in multiple regions of the United States, Kentucky tornadoes and Colorado fires. Catastrophe losses of $41 million in the fourth quarter of 2020 resulted primarily from Hurricanes Delta, Laura, Sally and Zeta and the Nashville explosion.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $351 million in the fourth quarter of 2021 compared to $385 million for the fourth quarter of 2020, a decrease of $34 million (9%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 24.2% for the fourth quarter of 2021 compared to 29.0% for the fourth quarter of 2020, a decrease of 4.8 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2021		2020		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$87	14.5%	$118	22.5%	(8.0%)
Specialty casualty	156	24.5%	144	25.0%	(0.5%)
Specialty financial	89	53.8%	82	51.2%	2.6%
Other specialty	19	36.3%	14	36.7%	(0.4%)
Total Specialty	351	24.2%	358	27.6%	(3.4%)
Neon exited lines	—		27
Aggregate	$351	24.2%	$385	29.0%	(4.8%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 8.0 percentage points in the fourth quarter of 2021 compared to the fourth quarter of 2020 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums on the ratio in the property and inland marine business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in the fourth quarter of 2021 compared to the fourth quarter of 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.6 percentage points in the fourth quarter of 2021 compared to the fourth quarter of 2020 reflecting higher underwriting expenses in the surety and equipment leasing businesses and higher profitability-based ceding commissions paid in the fidelity business.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $27 million in the fourth quarter of 2020 related to the Neon exited lines. See “Neon exited lines” above for information about AFG’s exit from the Lloyd’s of London insurance market in 2020.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $196 million in the fourth quarter of 2021 compared to $122 million (excluding the Neon exited lines) in the fourth quarter of 2020, an increase of $74 million (61%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,			%
	2021	2020	Change	Change
Net investment income:
Net investment income excluding alternative investments	$80	$81	$(1)	(1%)
Alternative investments	116	41	75	183%
Total net investment income	$196	$122	$74	61%

Average invested assets (at amortized cost)	$13,552	$12,135	$1,417	12%

Yield (net investment income as a % of average invested assets)	5.79%	4.02%	1.77%

Tax equivalent yield (*)	5.92%	4.12%	1.80%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the fourth quarter of 2021 compared to the fourth quarter of 2020 reflects the impact of growth in the property and casualty insurance segment and higher earnings from alternative investments, partially offset by the effect of lower market interest rates. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.79% for the fourth quarter of 2021 compared to 4.02% for the fourth quarter of 2020, an increase of 1.77 percentage points. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 26.3% in the fourth quarter of 2021 compared to 17.0% in the prior year period.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported less than $1 million in net investment income in the fourth quarter of 2020.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was net income of $10 million for the fourth quarter of 2021 compared to a net expense of $11 million for the fourth quarter of 2020, a change of $21 million (191%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2021	2020
Other income:
Income from the sale of real estate	$12	$—
Other	6	—
Total other income	18	—
Other expenses:
Amortization of intangibles	1	3
Interest expense on funds withheld	6	6
Other	1	2
Total other expenses	8	11
Other income and expenses, net	$10	$(11)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of less than $1 million in other income and expenses, net in the fourth quarter of 2020.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $47 million for the fourth quarter of 2021 compared to $61 million for the fourth quarter of 2020, a decrease of $14 million (23%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $47 million for the fourth quarter of 2021 compared to $56 million for the fourth quarter of 2020, a decrease of $9 million (16%).

The following table details AFG’s GAAP and core loss from continuing operations before income taxes from operations outside of its property and casualty insurance segment for the three months ended December 31, 2021 and 2020 (dollars in millions):

	Three months ended December 31,
	2021	2020	% Change
Revenues:
Net investment income	$16	$11	45%
Other income — P&C fees	22	17	29%
Other income	7	5	40%
Total revenues	45	33	36%

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	9	5	80%
Other expense — expenses associated with P&C fees	13	12	8%
Other expenses (*)	47	48	(2%)
Costs and expenses, excluding interest charges on borrowed money	69	65	6%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(24)	(32)	(25%)
Interest charges on borrowed money	23	24	(4%)
Core loss from continuing operations before income taxes, excluding realized gains and losses	(47)	(56)	(16%)
Pretax non-core loss on retirement of debt	—	(5)	(100%)
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(47)	$(61)	(23%)
(*)Excludes a pretax non-core loss on retirement of debt of $5 million in the fourth quarter of 2020.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $16 million in the fourth quarter of 2021 compared to $11 million in the fourth quarter of 2020, an increase of $5 million (45%), reflecting income in the fourth quarter of 2021 from purchases of fixed maturity investments at the holding company and the impact of the stock market performance on a small portfolio of securities held by the parent company that are carried at fair value through net investment income. These securities increased in value by $7 million in the fourth quarter of 2021 compared to $9 million in the fourth quarter of 2020.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2021, AFG collected $19 million in fees for these services compared to $17 million in the fourth quarter of 2020. Management views this fee income, net of the $13 million in the fourth quarter of 2021 and $12 million in the fourth quarter of 2020, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $3 million in fees from AFG’s disposed annuity operations during the fourth quarter of 2021 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the fourth quarter of 2021 and the fourth quarter of 2020, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $3 million and $1 million in the fourth quarter of 2021 and the fourth quarter of 2020, respectively.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $47 million in the fourth quarter of 2021 compared to $48 million in the fourth quarter of 2020, a decrease of $1 million (2%). This decrease is due primarily to the impact of lower holding company expenses related to employee benefit plans that are tied to stock market performance in the fourth quarter of 2021 compared to the fourth quarter of 2020, partially offset by higher expenses associated with certain incentive compensation plans that are tied to AFG’s financial performance.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $23 million in the fourth quarter of 2021 compared to $24 million in the fourth quarter of 2020, a decrease of $1 million (4%). The decrease in interest expense for the fourth quarter of 2021 as compared to the fourth quarter of 2020 reflects the redemption of $150 million of 6% Subordinated Debentures in November 2020.

Holding Company and Other — Loss on Retirement of Debt
In November 2020, AFG redeemed its $150 million outstanding principal amount of 6% Subordinated Debentures due in 2055 and wrote off unamortized debt issuance costs of $5 million.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $7 million in the fourth quarter of 2021 compared to $122 million in the fourth quarter of 2020, a decrease of $115 million (94%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2021	2020
Realized gains (losses) before impairments:
Disposals	$3	$2
Change in the fair value of equity securities	6	120
Change in the fair value of derivatives	(2)	(1)
	7	121

Change in allowance for impairments on securities	—	1
Realized gains (losses) on securities	$7	$122

The $6 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2021 includes gains of $12 million on investments in capital goods companies and $2 million on investments in energy and natural gas companies, partially offset by losses of $5 million on investments in healthcare companies, $2 million on investments in banks and financing companies and $3 million on investments in media companies. The $120 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2020 includes gains of $28 million on investments in banks and financing companies, $23 million on investments in media companies, $15 million on investments in energy and natural gas companies, $12 million on investments in technology companies, $9 million on investments in retail companies and $5 million on investments in real estate investment trusts.

Realized Gains (Losses) on Subsidiaries
On September 28, 2020, AFG announced that it had reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. AFG recorded a $30 million loss in the third quarter of 2020 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. In the fourth quarter of 2020, the estimated loss was adjusted at the closing date to a gain of $23 million based on the final proceeds and the final net assets disposed, which reflects $53 million of non-core losses in the fourth quarter of 2020 at Neon. See Note C — “Acquisitions and Sale of Businesses” to the financial statements.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes was $90 million for the fourth quarter of 2021 compared to $77 million in the fourth quarter of 2020, an increase of $13 million (17%). The following is a reconciliation of income taxes at the statutory rate to the provision for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2021		2020
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$445		$344

Income taxes at statutory rate	$93	21%	$72	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(6)	(1%)	(1)	—%
Stock-based compensation	(1)	—%	(1)	—%
Tax exempt interest	(2)	—%	(3)	(1%)
Change in valuation allowance	(5)	(1%)	(148)	(43%)
Dividend received deduction	(1)	—%	—	—%
Tax benefit related to sale of Neon	—	—%	1	—%
Nondeductible expenses	2	—%	1	—%
Foreign operations	—	—%	152	44%
Other	10	1%	4	1%
Provision for income taxes	$90	20%	$77	22%

See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests in Continuing Operations
AFG’s consolidated net earnings (loss) from continuing operations attributable to noncontrolling interests was net earnings of $2 million for the fourth quarter of 2020 reflecting earnings at Neon, which was sold in December 2020.

Real Estate Entities Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the annuity businesses sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired approximately $480 million in real estate-related partnerships and AFG parent acquired approximately $100 million of directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities through the May 31, 2021 effective date of the sale and certain other expenses that were retained from the annuity operations.

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold in May 2021, contributed $540 million in GAAP pretax earnings in the fourth quarter of 2020.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
Segmented Statement of Earnings
Subsequent to the agreement to sell the Annuity subsidiaries, AFG reports its continuing operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2021, 2020 and 2019 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$5,404	$—	$—	$—	$5,404	$—	$5,404
Net investment income	663	51	(20)	36	730	—	730
Realized gains (losses) on:
Securities	—	—	—	—	—	110	110
Subsidiaries	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	181	—	181	—	181
Gain (loss) on change in fair value of assets/liabilities	—	—	10	—	10	—	10
Other income	27	—	(16)	102	113	—	113
Total revenues	6,094	51	155	138	6,438	114	6,552

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,157	—	—	—	3,157	—	3,157
Commissions and other underwriting expenses	1,514	—	—	33	1,547	—	1,547
Interest charges on borrowed money	—	—	—	94	94	—	94
Expenses of MIEs	—	—	155	—	155	—	155
Other expenses	33	1	—	219	253	11	264
Total costs and expenses	4,704	1	155	346	5,206	11	5,217
Earnings (loss) from continuing operations before income taxes	1,390	50	—	(208)	1,232	103	1,335
Provision (credit) for income taxes	279	11	—	(51)	239	15	254
Net earnings from continuing operations, including noncontrolling interests	1,111	39	—	(157)	993	88	1,081
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	—
Core Net Operating Earnings	1,111	39	—	(157)	993
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	87	87	(87)	—
Discontinued operations, net of tax	—	914	—	—	914	—	914
Neon exited lines (b)	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$1,114	$953	$—	$(72)	$1,995	$—	$1,995

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Year ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$4,899	$—	$—	$—	$4,899	$—	$200	$5,099
Net investment income	404	49	1	12	466	—	(5)	461
Realized gains (losses) on:
Securities	—	—	—	—	—	(75)	—	(75)
Subsidiaries	—	—	—	—	—	—	23	23
Income of MIEs:
Investment income	—	—	201	—	201	—	—	201
Gain (loss) on change in fair value of assets/liabilities	—	—	(20)	—	(20)	—	—	(20)
Other income	8	1	(15)	86	80	—	—	80
Total revenues	5,311	50	167	98	5,626	(75)	218	5,769

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,006	—	—	—	3,006	47	218	3,271
Commissions and other underwriting expenses	1,487	—	—	21	1,508	—	117	1,625
Interest charges on borrowed money	—	—	—	88	88	—	—	88
Expenses of MIEs	—	—	167	—	167	—	—	167
Other expenses	42	31	—	175	248	26	5	279
Total costs and expenses	4,535	31	167	284	5,017	73	340	5,430
Earnings (loss) from continuing operations before income taxes	776	19	—	(186)	609	(148)	(122)	339
Provision (credit) for income taxes	164	4	—	(40)	128	(31)	(72)	25
Net earnings from continuing operations, including noncontrolling interests	612	15	—	(146)	481	(117)	(50)	314
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Core Net Operating Earnings	612	15	—	(146)	481
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(59)	(59)	59	—	—
Discontinued operations, net of tax	—	413	—	(6)	407	—	—	407
Neon exited lines (b)	(39)	—	—	—	(39)	—	39	—
Special A&E charges, net of tax	(37)	—	—	(17)	(54)	54	—	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—	—
Net Earnings Attributable to Shareholders	$536	$428	$—	$(232)	$732	$—	$—	$732

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2019
Revenues:
Property and casualty insurance net earned premiums	$5,185	$—	$—	$—	$5,185	$—	$5,185
Net investment income	472	37	(1)	24	532	—	532
Realized gains (losses) on securities	—	—	—	—	—	155	155
Income of MIEs:
Investment income	—	—	269	—	269	—	269
Gain (loss) on change in fair value of assets/liabilities	—	—	(14)	—	(14)	—	(14)
Other income	11	—	(15)	90	86	—	86
Total revenues	5,668	37	239	114	6,058	155	6,213

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,207	—	—	—	3,207	64	3,271
Commissions and other underwriting expenses	1,672	—	—	23	1,695	30	1,725
Interest charges on borrowed money	—	—	—	68	68	—	68
Expenses of MIEs	—	—	239	—	239	—	239
Other expenses	46	16	—	198	260	16	276
Total costs and expenses	4,925	16	239	289	5,469	110	5,579
Earnings (loss) from continuing operations before income taxes	743	21	—	(175)	589	45	634
Provision (credit) for income taxes	150	4	—	(37)	117	26	143
Net earnings from continuing operations, including noncontrolling interests	593	17	—	(138)	472	19	491
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(10)	—	—	—	(10)	(18)	(28)
Core Net Operating Earnings	603	17	—	(138)	482
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	122	122	(122)	—
Discontinued operations, net of tax	—	377	—	1	378	—	378
Special A&E charges, net of tax	(14)	—	—	(9)	(23)	23	—
Neon exited lines charge	(58)	—	—	—	(58)	58	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—
Net Earnings Attributable to Shareholders	$531	$394	$—	$(28)	$897	$—	$897
(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $1.39 billion in GAAP pretax earnings in 2021 compared to $607 million in 2020, an increase of $787 million (130%). Property and casualty core pretax earnings were $1.39 billion in 2021 compared to $776 million in 2020, an increase of $614 million (79%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines in 2020. The increase in GAAP pretax earnings also reflects the impact of a pretax non-core special A&E charge of $47 million in 2020. The increase in core pretax earnings reflects higher core underwriting profit and significantly higher net investment income in 2021 compared to 2020 and income from the sale of real estate in the fourth quarter of 2021. Improved results from alternative investments (partnerships and similar investments and AFG-managed CLOs) were partially offset by lower other net investment income, due primarily to lower interest rates.

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

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	Year ended December 31,			% Change
	2021	2020	2019	2021 - 2020	2020 - 2019
Gross written premiums	$7,946	$6,995	$7,299	14%	(4%)
Reinsurance premiums ceded	(2,373)	(2,003)	(1,957)	18%	2%
Net written premiums	5,573	4,992	5,342	12%	(7%)
Change in unearned premiums	(169)	(93)	(157)	82%	(41%)
Net earned premiums	5,404	4,899	5,185	10%	(6%)
Loss and loss adjustment expenses (a)	3,157	3,006	3,207	5%	(6%)
Commissions and other underwriting expenses	1,514	1,487	1,672	2%	(11%)
Core underwriting gain	733	406	306	81%	33%

Net investment income	663	404	472	64%	(14%)
Other income and expenses, net	(6)	(34)	(35)	(82%)	(3%)
Core earnings before income taxes	1,390	776	743	79%	4%
Pretax non-core special A&E charges	—	(47)	(18)	(100%)	161%
Pretax non-core Neon exited lines (b)	4	(122)	(76)	(103%)	61%
GAAP earnings before income taxes and noncontrolling interests	$1,394	$607	$649	130%	(6%)

(a)Excludes pretax non-core special A&E charges of $47 million and $18 million in 2020 and 2019, respectively.
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

			December 31, 2020
			Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums			$6,995	$92	$7,087
Reinsurance premiums ceded			(2,003)	(71)	(2,074)
Net written premiums			4,992	21	5,013
Change in unearned premiums			(93)	179	86
Net earned premiums			4,899	200	5,099
Loss and loss adjustment expenses			3,006	218	3,224
Commissions and other underwriting expenses			1,487	117	1,604
Underwriting gain (loss)			406	(135)	271

Net investment income			404	(5)	399
Gain on sale of subsidiaries			—	23	23
Other income and expenses, net			(34)	(5)	(39)
Earnings (loss) before income taxes and noncontrolling interests			776	(122)	654
Pretax non-core special A&E charges			(47)	—	(47)
GAAP earnings (loss) before income taxes and noncontrolling interests			$729	$(122)	$607

	Year ended December 31,			Change
Combined Ratios:	2021	2020	2019	2021 - 2020	2020 - 2019
Specialty lines
Loss and LAE ratio	58.4%	60.9%	61.5%	(2.5%)	(0.6%)
Underwriting expense ratio	28.0%	30.4%	32.2%	(2.4%)	(1.8%)
Combined ratio	86.4%	91.3%	93.7%	(4.9%)	(2.4%)

Aggregate — including exited lines
Loss and LAE ratio	58.5%	64.1%	63.0%	(5.6%)	1.1%
Underwriting expense ratio	28.0%	31.4%	32.8%	(3.4%)	(1.4%)
Combined ratio	86.5%	95.5%	95.8%	(9.0%)	(0.3%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $7.95 billion in 2021 compared to $7.09 billion in 2020, an increase of $859 million (12%). GWP decreased $212 million (3%) in 2020 compared to 2019. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2021		2020		2019		2021 - 2020	2020 - 2019
	GWP	%	GWP	%	GWP	%
Property and transportation	$3,263	41%	$2,813	40%	$2,759	38%	16%	2%
Specialty casualty	3,890	49%	3,444	49%	3,768	52%	13%	(9%)
Specialty financial	793	10%	738	10%	772	10%	7%	(4%)
Total specialty	7,946	100%	6,995	99%	7,299	100%	14%	(4%)
Neon exited lines	—	—%	92	1%	—	—%	(100%)	—%
Aggregate	$7,946	100%	$7,087	100%	$7,299	100%	12%	(3%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums for the year ended December 31, 2021, 29% for the year ended December 31, 2020 and 27% for the year ended December 31, 2019, an increase of 1 percentage point for 2021 compared to 2020 and 2 percentage points for 2020 compared to 2019. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2021		2020		2019		2021 - 2020	2020 - 2019
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(1,106)	34%	$(926)	33%	$(883)	32%	1%	1%
Specialty casualty	(1,350)	35%	(1,140)	33%	(1,067)	28%	2%	5%
Specialty financial	(135)	17%	(134)	18%	(155)	20%	(1%)	(2%)
Other specialty	218		197		148
Total specialty	(2,373)	30%	(2,003)	29%	(1,957)	27%	1%	2%
Neon exited lines	—	—%	(71)	77%	—	—%	(77%)	77%
Aggregate	$(2,373)	30%	$(2,074)	29%	$(1,957)	27%	1%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $5.57 billion in 2021 compared to $5.01 billion in 2020, an increase of $560 million (11%). NWP decreased $329 million (6%) in 2020 compared to 2019. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2021		2020		2019		2021 - 2020	2020 - 2019
	NWP	%	NWP	%	NWP	%
Property and transportation	$2,157	40%	$1,887	38%	$1,876	35%	14%	1%
Specialty casualty	2,540	46%	2,304	46%	2,701	51%	10%	(15%)
Specialty financial	658	12%	604	12%	617	12%	9%	(2%)
Other specialty	218	4%	197	4%	148	2%	11%	33%
Total specialty	5,573	102%	4,992	100%	5,342	100%	12%	(7%)
Neon exited lines	—	—%	21	—%	—	—%	(100%)	—%
Aggregate	$5,573	100%	$5,013	100%	$5,342	100%	11%	(6%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $5.40 billion in 2021 compared to $5.10 billion in 2020, an increase of $305 million (6%). NEP decreased $86 million (2%) in 2020 compared to 2019. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2021		2020		2019		2021 - 2020	2020 - 2019
	NEP	%	NEP	%	NEP	%
Property and transportation	$2,144	40%	$1,871	37%	$1,828	35%	15%	2%
Specialty casualty	2,408	44%	2,235	44%	2,597	50%	8%	(14%)
Specialty financial	642	12%	613	12%	610	12%	5%	—%
Other specialty	210	4%	180	3%	150	3%	17%	20%
Total specialty	5,404	100%	4,899	96%	5,185	100%	10%	(6%)
Neon exited lines	—	—%	200	4%	—	—%	(100%)	—%
Aggregate	$5,404	100%	$5,099	100%	$5,185	100%	6%	(2%)

The $859 million (12%) increase in gross written premiums in 2021 compared to 2020 reflects an increase in each of the Specialty property and casualty sub-segments due primarily to an improving economy, new business opportunities, higher renewal rates and increased exposures. Overall average renewal rates increased approximately 9% in 2021. Excluding the workers’ compensation business, renewal pricing increased nearly 12%.

The $212 million (3%) decrease in gross written premiums in 2020 compared to 2019 reflects a decrease in the Specialty casualty and Specialty financial sub-segments, partially offset by an increase in the Property and transportation sub-segment. Overall average renewal rates increased approximately 11% in 2020. Excluding rate decreases in the workers’ compensation business, renewal pricing increased nearly 15%.

Property and transportation Gross written premiums increased $450 million (16%) in 2021 compared to 2020, due primarily to higher premiums in the crop insurance business as a result of higher commodity futures pricing and rate increases, higher premiums in the transportation businesses as a result of new accounts, combined with strong renewals and increased exposures in the alternative risk transfer business. Average renewal rates increased approximately 6% for this group in 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2021 compared to 2020 reflecting growth in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment and the impact of reinstatement premiums in 2021 related to winter storms in Texas and a large property loss.

Gross written premiums increased $54 million (2%) in 2020 compared to 2019, due primarily to growth and new business opportunities in the property and inland marine and ocean marine businesses, partially offset by lower premiums in the transportation businesses, primarily from the return of premiums and reduced exposures as a result of the COVID-19 pandemic and premium reductions in two large national accounts. Average renewal rates increased nearly 6% for this group in 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2020 compared to 2019 reflecting higher cessions in the transportation businesses.

Specialty casualty Gross written premiums increased $446 million (13%) in 2021 compared to 2020. Significant renewal rate increases and new business opportunities contributed to higher premiums in the excess and surplus businesses and renewal rate increases, strong account retention and new business opportunities contributed to premium growth in the targeted markets businesses. The mergers and acquisitions liability and executive liability businesses also contributed meaningfully to the year-over-year growth. Average renewal rates increased approximately 11% for this group in 2021. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 17% in 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2021 compared to 2020 reflecting growth in the excess and surplus, mergers and acquisitions liability and environmental businesses, which cede a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

Gross written premiums decreased $324 million (9%) in 2020 compared to 2019 due primarily to the run-off of Neon. Excluding the $567 million in gross written premiums from the Neon exited lines in 2019, gross written premiums increased approximately 8% in 2020 compared to 2019. This increase reflects growth in the excess and surplus, excess liability, targeted markets and directors and officers businesses, primarily the result of renewal rate increases, new business opportunities and higher retentions on renewal business, partially offset by lower premiums in the workers’ compensation businesses due to reduced exposures as a result of the COVID-19 pandemic coupled with renewal rate decreases. Average renewal rates increased approximately 14% for this group in 2020. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased nearly 24% in 2020. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in 2020 compared to 2019 reflecting growth in the excess and surplus and public sector businesses, which cede a larger percentage of premiums than many of the businesses in the Specialty casualty sub-segment and higher cessions in the professional liability business.

Specialty financial Gross written premiums increased $55 million (7%) in 2021 compared to 2020 due primarily to renewal rate increases and new business opportunities within the lender services and fidelity businesses and the favorable impact of economic recovery in the surety business. Average renewal rates for this group increased approximately 7% in 2021. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2021 compared to 2020 reflecting lower cessions in the financial institutions business due to reduced premiums from certain collateral protection insurance that is 100% reinsured.

Gross written premiums decreased $34 million (4%) in 2020 compared to 2019 due primarily to lower premiums from the impact of various state regulations regarding policy cancellations and the placement of forced coverage in the financial institutions business and COVID-related economic impacts on the surety business and heightened risk selection that has reduced new business in the trade credit business, partially offset by higher premiums in the fidelity business. Average renewal rates for this group increased nearly 8% in 2020. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in 2020 compared to 2019 reflecting lower cessions in the financial institutions business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $21 million (11%) in 2021 compared to 2020 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Reinsurance premiums assumed increased $49 million (33%) in 2020 compared to 2019 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2021, 2020 and 2019:

	Year ended December 31,			Change		Year ended December 31,
	2021	2020	2019	2021 - 2020	2020 - 2019	2021	2020	2019
Property and transportation
Loss and LAE ratio	65.1%	64.6%	71.0%	0.5%	(6.4%)
Underwriting expense ratio	22.0%	25.8%	24.7%	(3.8%)	1.1%
Combined ratio	87.1%	90.4%	95.7%	(3.3%)	(5.3%)
Underwriting profit						$279	$181	$79

Specialty casualty
Loss and LAE ratio	58.1%	62.5%	61.1%	(4.4%)	1.4%
Underwriting expense ratio	26.2%	27.5%	32.2%	(1.3%)	(4.7%)
Combined ratio	84.3%	90.0%	93.3%	(5.7%)	(3.3%)
Underwriting profit						$377	$223	$175

Specialty financial
Loss and LAE ratio	33.2%	39.5%	31.5%	(6.3%)	8.0%
Underwriting expense ratio	51.9%	52.3%	53.5%	(0.4%)	(1.2%)
Combined ratio	85.1%	91.8%	85.0%	(6.7%)	6.8%
Underwriting profit						$96	$50	$92

Total Specialty
Loss and LAE ratio	58.4%	60.9%	61.5%	(2.5%)	(0.6%)
Underwriting expense ratio	28.0%	30.4%	32.2%	(2.4%)	(1.8%)
Combined ratio	86.4%	91.3%	93.7%	(4.9%)	(2.4%)
Underwriting profit						$737	$426	$325

Aggregate — including exited lines
Loss and LAE ratio	58.5%	64.1%	63.0%	(5.6%)	1.1%
Underwriting expense ratio	28.0%	31.4%	32.8%	(3.4%)	(1.4%)
Combined ratio	86.5%	95.5%	95.8%	(9.0%)	(0.3%)
Underwriting profit						$733	$224	$212

The Specialty property and casualty insurance operations generated an underwriting profit of $737 million in 2021 compared to $426 million in 2020, an increase of $311 million (73%). The higher underwriting profit in 2021 reflects higher underwriting profits in each of the Specialty property and casualty sub-segments. Underwriting results for the Specialty property and casualty insurance operations include $16 million in COVID-19 related losses (0.3 points on the combined ratio) in 2021 compared to $95 million (1.9 points) in 2020. Overall catastrophe losses were $86 million (1.6 points on the combined ratio) and related net reinstatement premiums were $12 million for 2021 compared to catastrophe losses of $91 million (1.9 points) and related net reinstatement premiums of $2 million for 2020.

The Specialty property and casualty insurance operations generated an underwriting profit of $426 million in 2020 compared to $325 million in 2019, an increase of $101 million (31%), reflecting higher underwriting profits in the Property and transportation and Specialty casualty sub-segments, partially offset by lower underwriting profit in the Specialty financial sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $95 million in COVID-19 related losses (1.9 points on the combined ratio) in 2020. Overall catastrophe losses were $91 million (1.9 points on the combined ratio) and related net reinstatement premiums were $2 million for 2020 compared to catastrophe losses of $60 million (1.2 points) and related net reinstatement premiums of $1 million for 2019.

Property and transportation Underwriting profit for this group was $279 million in 2021 compared to $181 million in 2020, an increase of $98 million (54%). This increase reflects higher underwriting profitability in the crop and ocean marine businesses. COVID-19 related losses for this group were $7 million (0.4 points on the combined ratio) in 2020. Catastrophe losses were $49 million (2.3 points on the combined ratio), primarily the result of winter storms in Texas, Hurricane Ida and Kentucky tornadoes, and related net reinstatement premiums were $9 million in 2021 compared to catastrophe losses of $47 million (2.5 points) in 2020.

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

Specialty casualty Underwriting profit for this group was $377 million in 2021 compared to $223 million in 2020, an increase of $154 million (69%). This increase reflects higher underwriting profitability in the excess and surplus, excess liability, workers’ compensation, targeted markets and general liability businesses in 2021 compared to 2020. COVID-19 related losses were $9 million (0.4 points on the combined ratio) in 2021 compared to $60 million (2.7 points) in 2020, primarily in the workers’ compensation and executive liability businesses. Catastrophe losses were $9 million (0.4 points on the combined ratio) and related net reinstatement premiums were $1 million in 2021 compared to catastrophe losses of $14 million (0.6 points) and related net reinstatement premiums of $2 million in 2020.

Underwriting profit for this group was $223 million in 2020 compared to $175 million in 2019, an increase of $48 million (27%). This increase reflects higher year-over-year underwriting profitability in the excess and surplus and excess liability businesses and the impact of $36 million of underwriting losses at Neon in 2019, partially offset by lower year-over-year underwriting profits in the targeted markets and workers’ compensation businesses. See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2021 and 2020 for information about AFG’s exit from the Lloyd’s of London insurance market in 2020. COVID-19 related losses were $60 million (2.7 points on the combined ratio) in 2020, primarily in the workers’ compensation and executive liability businesses. Catastrophe losses were $14 million (0.6 points on the combined ratio) and related net reinstatement premiums were $2 million in 2020 compared to catastrophe losses of $17 million (0.7 points) and related net reinstatement premiums of $1 million in 2019.

Specialty financial Underwriting profit for this group was $96 million in 2021 compared to $50 million in 2020, an increase of $46 million (92%) due primarily to higher year-over-year underwriting profitability in the surety, financial institutions, innovative markets and trade credit businesses. COVID-19 related losses were $7 million (1.1 points on the combined ratio) in 2021 compared to $26 million (4.3 points) in 2020, primarily related to trade credit insurance. Catastrophe losses were $26 million (4.0 points on the combined ratio) and related net reinstatement premiums were $2 million in 2021 compared to catastrophe losses of $26 million (4.3 points) in 2020.

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

Other specialty This group reported an underwriting loss of $15 million in 2021 compared to $28 million in 2020, a decrease of $13 million (46%). This decrease reflects lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2021 compared to 2020.

This group reported an underwriting loss of $28 million in 2020 compared to $21 million in 2019, an increase of $7 million (33%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2020 compared to 2019.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include asbestos and environmental reserve charges of $47 million in 2020 and $18 million in 2019, an underwriting loss of $135 million at Neon in 2020, due primarily to catastrophe losses, COVID-19 related charges and several large claims, and the $76 million Neon exited lines charge in 2019. See “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” under “Uncertainties” and “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2021 and 2020. Aggregate underwriting results for AFG’s property and casualty insurance segment also include adverse prior year reserve development of $4 million in 2021, $20 million in 2020 and $19 million in 2019, related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.5%, 64.1% and 63.0% in 2021, 2020 and 2019, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2021	2020	2019	2021	2020	2019	2021 - 2020	2020 - 2019
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$1,448	$1,261	$1,332	67.6%	67.4%	72.8%	0.2%	(5.4%)
Prior accident years development	(103)	(107)	(67)	(4.8%)	(5.7%)	(3.6%)	0.9%	(2.1%)
Current year COVID-19 related losses	—	7	—	—%	0.4%	—%	(0.4%)	0.4%
Current year catastrophe losses	49	47	32	2.3%	2.5%	1.8%	(0.2%)	0.7%
Property and transportation losses and LAE and ratio	$1,394	$1,208	$1,297	65.1%	64.6%	71.0%	0.5%	(6.4%)

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$1,521	$1,419	$1,657	63.2%	63.5%	63.8%	(0.3%)	(0.3%)
Prior accident years development	(140)	(97)	(88)	(5.9%)	(4.3%)	(3.4%)	(1.6%)	(0.9%)
Current year COVID-19 related losses	9	60	—	0.4%	2.7%	—%	(2.3%)	2.7%
Current year catastrophe losses	9	14	17	0.4%	0.6%	0.7%	(0.2%)	(0.1%)
Specialty casualty losses and LAE and ratio	$1,399	$1,396	$1,586	58.1%	62.5%	61.1%	(4.4%)	1.4%

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$231	$218	$220	36.1%	35.4%	36.2%	0.7%	(0.8%)
Prior accident years development	(51)	(28)	(38)	(8.0%)	(4.5%)	(6.3%)	(3.5%)	1.8%
Current year COVID-19 related losses	7	26	—	1.1%	4.3%	—%	(3.2%)	4.3%
Current year catastrophe losses	26	26	10	4.0%	4.3%	1.6%	(0.3%)	2.7%
Specialty financial losses and LAE and ratio	$213	$242	$192	33.2%	39.5%	31.5%	(6.3%)	8.0%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$3,334	$3,013	$3,315	61.7%	61.5%	64.0%	0.2%	(2.5%)
Prior accident years development	(283)	(213)	(187)	(5.2%)	(4.4%)	(3.7%)	(0.8%)	(0.7%)
Current year COVID-19 related losses	16	95	—	0.3%	1.9%	—%	(1.6%)	1.9%
Current year catastrophe losses	86	91	60	1.6%	1.9%	1.2%	(0.3%)	0.7%
Total Specialty losses and LAE and ratio	$3,153	$2,986	$3,188	58.4%	60.9%	61.5%	(2.5%)	(0.6%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$3,334	$3,155	$3,354	61.7%	61.9%	64.6%	(0.2%)	(2.7%)
Prior accident years development	(279)	(127)	(143)	(5.1%)	(2.5%)	(2.8%)	(2.6%)	0.3%
Current year COVID-19 related losses	16	115	—	0.3%	2.2%	—%	(1.9%)	2.2%
Current year catastrophe losses	86	128	60	1.6%	2.5%	1.2%	(0.9%)	1.3%
Aggregate losses and LAE and ratio	$3,157	$3,271	$3,271	58.5%	64.1%	63.0%	(5.6%)	1.1%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.7% in 2021, 61.5% in 2020 and 64.0% in 2019.

Property and transportation   The 0.2 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2021 compared to 2020 reflects an increase in the loss and LAE ratio in the property and inland marine business, partially offset by a decrease in the loss and LAE ratio in the crop operations.

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

Specialty casualty   The 0.3 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2021 compared to 2020 reflects a decrease in the loss and LAE ratios of the excess and surplus businesses, partially offset by an increase in the loss and LAE ratios of the targeted markets businesses.

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

Specialty financial   The 0.7 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2021 compared to 2020 reflects an increase in the loss and LAE ratio of the financial institutions and trade credit businesses, partially offset by a decrease in the loss and LAE ratio of the fidelity business.

The 0.8 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2020 compared to 2019 reflects a decrease in the loss and LAE ratio of the financial institutions business, partially offset by an increase in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $283 million in 2021 compared to $213 million in 2020 and $187 million in 2019, an increase of $70 million (33%) and an increase of $26 million (14%), respectively.

Property and transportation Net favorable reserve development of $103 million in 2021 reflects lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business, lower than expected claim severity in the ocean marine business and lower than expected claim frequency in the aviation business.

Net favorable reserve development of $107 million in 2020 reflects lower than expected claim frequency and severity in the aviation, transportation and agricultural businesses.

Net favorable reserve development of $67 million in 2019 reflects lower than expected claim frequency and severity at National Interstate and lower than expected losses in the crop business.

Specialty casualty Net favorable reserve development of $140 million in 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the general liability and targeted markets businesses.

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

Net favorable reserve development of $88 million in 2019 reflects lower than anticipated claim frequency and severity in the workers’ compensation businesses, partially offset by higher than expected claim severity in the excess and surplus businesses and higher than expected claim frequency in product liability contractor claims.

Specialty financial Net favorable reserve development of $51 million in 2021 reflects lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business.

Net favorable reserve development of $28 million in 2020 reflects lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial institutions, fidelity and surety businesses.

Net favorable reserve development of $38 million in 2019 reflects lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the trade credit business.

Other specialty In addition to the reserve development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $11 million, $19 million and $6 million in 2021, 2020, and 2019, respectively. The net adverse reserve development reflects $16 million, $24 million and $12 million in 2021, 2020 and 2019, respectively, of adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Asbestos and environmental reserve charges   As previously discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. While there was no charge recorded in the property and casualty business in 2021, total charges recorded to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses) were $47 million in 2020 and $18 million in 2019.

Neon exited lines AFG recorded net adverse prior year reserve development of $19 million in 2020 and $7 million in 2019 related to Neon’s exited lines of business (included in loss and loss adjustment expenses). See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2021 and 2020 for information about AFG’s exit of the Lloyd’s of London insurance market in 2020.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges and reserve development related to the Neon exited lines mentioned above and net adverse reserve development of $4 million, $20 million and $19 million in 2021, 2020 and 2019, respectively, related to business outside the Specialty group that AFG no longer writes.

Covid-19 related losses
AFG’s Specialty property and casualty insurance operations recorded $16 million in reserve charges related to COVID-19 in 2021 primarily related to the workers’ compensation and trade credit businesses, and recorded favorable development of approximately $19 million of accident year 2020 reserves primarily based on loss experience in the trade credit and executive liability businesses. Underwriting results for AFG’s Specialty property and casualty insurance operations in 2020 include $95 million of reserve charges related to COVID-19. Approximately 70% of AFG’s 2020 COVID-19 related losses were reported in the workers’ compensation, executive liability and trade credit businesses, with the remainder spread across numerous other businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 61% of the $92 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at December 31, 2021.

In addition, underwriting results for the Neon exited lines includes $20 million of COVID-19 related losses in 2020.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $86 million in 2021 primarily from winter storms in Texas in the first quarter; storms in multiple regions of the United States in the second, third and fourth quarters; Hurricane Ida in the third quarter and Kentucky tornadoes and Colorado fires in the fourth quarter.

Catastrophe losses of $128 million in 2020 resulted primarily from storms and tornadoes in multiple regions of the United States in the first quarter; storms and tornadoes in multiple regions of the United States and civil unrest in the second quarter; Hurricanes Hanna, Laura and Sally, Tropical Storm Isaias, storms and tornadoes in multiple regions of the United States and multiple wildfires in west coast states in the third quarter and Hurricanes Laura, Sally, Delta and Zeta and the Nashville explosion in the fourth quarter.

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

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.51 billion in 2021 compared to $1.60 billion in 2020, a decrease of $90 million (6%). AFG’s underwriting expense ratio was 28.0% in 2021 compared to 31.4% in 2020, a decrease of 3.4 percentage points.

AFG’s property and casualty U/W Exp were $1.60 billion in 2020 compared to $1.70 billion in 2019, a decrease of $98 million (6%). AFG’s underwriting expense ratio was 31.4% in 2020 compared to 32.8% in 2019, a decrease of 1.4 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2021		2020		2019		2021 - 2020	2020 - 2019
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$471	22.0%	$482	25.8%	$452	24.7%	(3.8%)	1.1%
Specialty casualty	632	26.2%	616	27.5%	836	32.2%	(1.3%)	(4.7%)
Specialty financial	333	51.9%	321	52.3%	326	53.5%	(0.4%)	(1.2%)
Other specialty	78	37.2%	68	38.5%	58	37.9%	(1.3%)	0.6%
Total Specialty	1,514	28.0%	1,487	30.4%	1,672	32.2%	(2.4%)	(1.8%)
Neon exited lines	—		117		30
Total Aggregate	$1,514	28.0%	$1,604	31.4%	$1,702	32.8%	(3.4%)	(1.4%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.8 percentage points in 2021 compared to 2020 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums on the ratio in the property and inland marine business in 2021 compared to 2020.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.1 percentage points in 2020 compared to 2019 reflecting lower profitability-based ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.3 percentage points in 2021 compared to 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability businesses.

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

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.4 percentage points in 2021 compared to 2020 reflecting the impact of higher premiums on the ratio in 2021 compared to 2020.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.2 percentage points in 2020 compared to 2019 reflecting the impact of higher premiums on the ratio in the fidelity and equipment leasing businesses and lower travel expenses.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $117 million of underwriting expenses in the Neon run-off operations in 2020 and $30 million related to the Neon exited lines charge in 2019 representing contractual employee severance benefits and other incurred exit costs. See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2021 and 2020.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $663 million in 2021 compared to $404 million (excluding the Neon exited lines) in 2020, an increase of $259 million (64%). Net investment income in AFG’s property and casualty operations was $404 million (excluding the Neon exited lines) in 2020 compared to $472 million in 2019, a decrease of $68 million (14%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2021 - 2020		2020 - 2019
	2021	2020	2019	Change	% Change	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$323	$345	$398	$(22)	(6%)	$(53)	(13%)
Alternative investments	340	59	74	281	476%	(15)	(20%)
Total net investment income	$663	$404	$472	$259	64%	$(68)	(14%)

Average invested assets (at amortized cost)	$12,944	$11,760	$11,348	$1,184	10%	$412	4%

Yield (net investment income as a % of average invested assets)	5.12%	3.44%	4.16%	1.68%		(0.72%)

Tax equivalent yield (*)	5.25%	3.56%	4.32%	1.69%		(0.76%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income in 2021 compared to 2020 reflects significantly higher earnings from alternative investments (partnerships and similar investments and AFG-managed CLOs), partially offset by the effect of lower fixed maturity yields, lower short-term interest rates and lower dividend income. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.12% in 2021 compared to 3.44% in 2020, an increase of 1.68 percentage points. The annualized return earned on alternative investments was 25.3% in 2021 compared to 6.6% in 2020.

The decrease in net investment income in 2020 compared to 2019 reflects lower earnings from alternative investments in 2020 as a result of the negative impact of the COVID-19 pandemic on financial markets, lower short-term interest rates and lower dividend income, partially offset by growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments was 3.44% in 2020 compared to 4.16% in 2019, a decrease of 0.72 percentage points. The annualized return earned on alternative investments was 6.6% in 2020 compared to 10.3% in 2019.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $5 million loss in 2020 in net investment income, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $6 million in 2021, $34 million in 2020, and $35 million in 2019, a decrease of $28 million (82%) in 2021 compared to 2020 and $1 million (3%) in 2020 compared to 2019. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2021	2020	2019
Other income:
Income from the sale of real estate	$10	$—	$—
Other	17	8	11
Total other income	27	8	11
Other expenses:
Amortization of intangibles	6	12	11
Interest expense on funds withheld	25	24	24
Other	2	6	11
Total other expenses	33	42	46
Other income and expenses, net	$(6)	$(34)	$(35)

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $5 million in other income and expenses, net during 2020.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $219 million in 2021 compared to $212 million in 2020, an increase of $7 million (3%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $208 million in 2021 compared to $186 million in 2020, an increase of $22 million (12%).

AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $212 million in 2020 compared to $191 million in 2019, an increase of $21 million (11%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $186 million in 2020 compared to $175 million in 2019, an increase of $11 million (6%).

The following table details AFG’s GAAP and core loss from continuing operations before income taxes from operations outside of its property and casualty insurance segment in 2021, 2020 and 2019 (dollars in millions):

	Year ended December 31,			% Change
	2021	2020	2019	2021 - 2020	2020 - 2019
Revenues:
Net investment income	$36	$12	$24	200%	(50%)
Other income — P&C fees	80	67	69	19%	(3%)
Other income	22	19	21	16%	(10%)
Total revenues	138	98	114	41%	(14%)

Costs and Expenses:
Property and casualty insurance — commissions and other underwriting expenses	33	21	23	57%	(9%)
Other expense — expenses associated with P&C fees	47	46	46	2%	—%
Other expenses (*)	172	129	152	33%	(15%)
Costs and expenses, excluding interest charges on borrowed money	252	196	221	29%	(11%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(114)	(98)	(107)	16%	(8%)
Interest charges on borrowed money	94	88	68	7%	29%
Core loss from continuing operations before income taxes, excluding realized gains and losses	(208)	(186)	(175)	12%	6%
Pretax non-core special A&E charges	—	(21)	(11)	(100%)	91%
Pretax non-core loss on retirement of debt	—	(5)	(5)	(100%)	—%
Pretax non-core loss on pension settlement	(11)	—	—	—%	—%
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(219)	$(212)	$(191)	3%	11%
(*)Excludes a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in 2021, pretax non-core special A&E charges of $21 million and $11 million in 2020 and 2019, respectively, and a pretax non-core loss on retirement of debt of $5 million in both 2020 and 2019.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $36 million, $12 million and $24 million in 2021, 2020 and 2019, respectively. The $24 million (200%) increase in 2021 compared to 2020 and the $12 million (50%) decrease in 2020 compared to 2019 are due primarily to the impact of the stock market performance on a small portfolio of securities held by the parent company that are carried at fair value through net investment income. These securities increased in value by $14 million, $5 million and $13 million in 2021, 2020 and 2019, respectively. The increase in net investment income in 2021 also reflects income from directly owned real estate acquired from the annuity group prior to the sale of the annuity business and purchases of fixed maturity investments at the holding company.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2021, AFG collected $73 million in fees for these services compared to $67 million in 2020 and $69 million in 2019. Management views this fee income, net of the $47 million in 2021 and $46 million in 2020 and 2019, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $7 million in fees from AFG’s disposed annuity operations subsequent to the May 2021 sale as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $16 million in 2021 and $15 million in both 2020 and 2019, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations —

Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $6 million in 2021, $4 million in 2020 and $6 million in 2019.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges, the non-core loss on retirement of debt and the non-core loss on pension settlement discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $172 million in 2021 compared to $129 million in 2020, an increase of $43 million (33%). This increase reflects higher holding company expenses related to employee benefit plans that are tied to stock market performance and higher expenses associated with certain incentive compensation plans that are tied to AFG’s financial performance in 2021 compared to 2020.

Excluding the non-core special A&E charges and the non-core loss on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $129 million in 2020 compared to $152 million in 2019, a decrease of $23 million (15%). This decrease reflects lower holding company expenses related to employee benefit plans that are tied to stock market performance and lower expenses associated with certain incentive compensation plans in 2020 compared to 2019.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $94 million in 2021, $88 million in 2020 and $68 million in 2019. The $6 million (7%) increase in interest expense in 2021 compared to 2020 and the $20 million (29%) increase in interest expense in 2020 compared to 2019 reflect higher average indebtedness. The following table details the principal amount of AFG’s long-term debt balances as of December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in millions):

	December 31, 2021	December 31, 2020	December 31, 2019
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590	$590
3.50% Senior Notes due August 2026	425	425	425
5.25% Senior Notes due April 2030	300	300	—
5.125% Subordinated Debentures due December 2059	200	200	200
4.50% Subordinated Debentures due September 2060	200	200	—
6% Subordinated Debentures due November 2055	—	—	150
5.625% Subordinated Debentures due June 2060	150	150	—
5.875% Subordinated Debentures due March 2059	125	125	125
Other	3	3	3
Total principal amount of Holding Company Debt	$1,993	$1,993	$1,493

Weighted Average Interest Rate	4.6%	4.6%	4.6%

The increase in interest expense in 2021 compared to 2020 and in 2020 compared to 2019 reflect the following financial transactions completed by AFG between January 1, 2019 and December 31, 2021:
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

Holding Company and Other — Special A&E Charges
As a result of the in-depth internal reviews and comprehensive external study of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded a minor charge in 2021, which is included in AFG’s core operating earnings, compared to pretax non-core special charges of $21 million in 2020 and $11 million in 2019 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges are due to relatively small movements across several sites that reflect changes in the scope and costs of investigation and an increase in estimated ongoing operation and maintenance costs. AFG has also increased its reserve for asbestos and toxic substance exposures arising out of these operations. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $9 million in 2021, $28 million in 2020 and $19 million in 2019.

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

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $110 million in 2021 compared to net losses of $75 million in 2020, a change of $185 million (247%). AFG’s consolidated realized gains (losses) on securities were net losses of $75 million in 2020 compared to net gains of $155 million in 2019, a change of $230 million (148%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2021	2020	2019
Realized gains (losses) before impairments:
Disposals	$5	$8	$4
Change in the fair value of equity securities	110	(69)	155
Change in the fair value of derivatives	(6)	(1)	4
	109	(62)	163

Change in allowance and impairments on securities	1	(13)	(8)
Realized gains (losses) on securities	$110	$(75)	$155

The $110 million net realized gain from the change in the fair value of equity securities in 2021 includes gains of $29 million on investments in energy and natural gas companies, $18 million on investments in banks and financing companies, $17 million on investments in media companies, $14 million on investments in healthcare companies and $9 million on investments in capital goods companies.

The $69 million net realized loss from the change in the fair value of equity securities in 2020 includes losses of $24 million on investments in banks and financing companies, $31 million on investments in energy and natural gas companies, $14 million on real estate investment trusts, $11 million from investments in media companies and $5 million on investments in insurance companies.

The $155 million net realized gain from the change in the fair value of equity securities in 2019 includes gains of $64 million on investments in banks and financing companies, $19 million on investments in media companies, $16 million on investments in technology companies, $14 million on investments in insurance companies, $7 million on investments in healthcare companies and $6 million on investments in real estate investment trusts.

Realized Gains (Losses) on Subsidiaries
In 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon. See “Results of Operations — General” for the discussion of the December 2019 decision to exit the Lloyd’s of London insurance market.

On September 28, 2020, AFG announced that it had reached a definitive agreement to sell GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. AFG recorded a $30 million loss in the third quarter of 2020 to establish a liability equal to the excess of the net carrying value of the assets and liabilities to be disposed over the estimated net sale proceeds. In the fourth quarter of 2020, the estimated loss was adjusted at the closing date to a gain of $23 million based on the final proceeds and the final net assets disposed, which reflects $53 million of non-core losses in the fourth quarter of 2020 at Neon. See Note C — “Acquisitions and Sale of Businesses” to the financial statements.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $254 million in 2021 compared to $25 million in 2020, an increase of $229 million (916%). AFG’s consolidated provision for income taxes on continuing operations was $25 million in 2020 compared to $143 million in 2019, a decrease of $118 million (83%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests in Continuing Operations
AFG’s consolidated net earnings (loss) from continuing operations attributable to noncontrolling interests was a net loss of $11 million in 2020 compared to $28 million in 2019, a decrease of $17 million (61%). Each period reflects losses at Neon, AFG’s United-Kingdom-based Lloyd’s insurer, which was sold in December 2020. See Note C — “Acquisitions and Sale of Businesses” to the financial statements.

Net losses from continuing operations attributable to noncontrolling interests in 2019 includes $18 million related to the $76 million non-core charge for costs associated with AFG’s plans to exit the Lloyd’s of London insurance market in 2020. See “Neon exited lines” under “Property and Casualty Insurance Segment — Results of Operations” for the quarters ended December 31, 2021 and 2020.

Real Estate Entities Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the annuity businesses to be sold are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired approximately $480 million in real estate-related partnerships and AFG parent acquired approximately $100 million of directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities through the May 31, 2021 effective date of the sale and certain other expenses that will be retained from the annuity operations.

The retained real estate entities contributed $51 million in GAAP pretax earnings through the May 31, 2021 effective date of the sale compared to $49 million in 2020, an increase of $2 million (4%). This increase reflects higher earnings from the real estate-related partnerships through the sale date compared to 2020.

The retained real estate entities contributed $49 million in GAAP pretax earnings in 2020 compared to $37 million in 2019, an increase of $12 million (32%). This increase reflects higher earnings from the real estate-related partnerships in 2020 compared to 2019.

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold on May 31, 2021, contributed $324 million in GAAP pretax earnings (excluding the gain on the sale of the annuity operations) in 2021 compared to $509 million in 2020, a decrease of $185 million (36%), reflecting the following:
•lower net realized gains on securities through the date of the sale in May 2021 compared to 2020,
•significantly higher earnings from partnerships and similar investments,
•the negative impact from the run-off of higher yielding investments and lower short-term interest rates,
•the positive impact of strong stock market performance in 2021,
•the negative impact of lower than expected interest rates in both 2021 and 2020 on the accounting for fixed indexed annuities (“FIAs”),
•the negative impact of unlocking actuarial assumptions in the third quarter of 2020, and
•the negative impact of the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020 and other reinsurance impacts in 2021.

AFG’s discontinued annuity operations contributed $509 million in GAAP pretax earnings in 2020 compared to $474 million in 2019, an increase of $35 million (7%), reflecting the following:
•higher net realized gains on securities in 2020 compared to 2019,
•lower earnings from partnerships and similar investments,
•the positive impact of strong stock market performance in 2019,
•the negative impact of significantly lower than expected interest rates in both 2020 and 2019 on the accounting for FIAs,
•higher charges from the unlocking of actuarial assumptions in the third quarter of 2020 compared to the third quarter of 2019, and
•the negative impact of the amortization of the deferred loss related to the annuity block reinsurance transaction entered into in the fourth quarter of 2020.

The following table details AFG’s earnings before and after income taxes and the gain on the sale from its discontinued annuity operations for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	Year ended December 31,			% Change
	2021 (*)	2020	2019	2021 - 2020	2020 - 2019
Pretax annuity earnings historically reported as core operating earnings:
Pretax annuity earnings before items below	$106	$325	$311	(67%)	5%
Earnings on partnerships and similar investments	139	15	77	827%	(81%)
Total pretax annuity earnings historically reported as core operating earnings	245	340	388	(28%)	(12%)

Pretax amounts previously reported outside of annuity core earnings:
Unlocking	—	(46)	(1)	(100%)	4,500%
Impact of reinsurance, derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs	(33)	(142)	(46)	(77%)	209%
Realized gains on securities	112	365	132	(69%)	177%
Run-off life and long-term care	—	(8)	1	(100%)	(900%)
Total pretax amounts previously reported outside of annuity core earnings	79	169	86	(53%)	97%
GAAP pretax earnings from discontinued annuity operations, excluding the gain on the sale of the discontinued annuity operations	324	509	474	(36%)	7%
Provision for income taxes	66	102	96	(35%)	6%
GAAP net earnings from discontinued annuity operations, excluding the sale of the discontinued annuity operations	258	407	378	(37%)	8%
Gain on sale of discontinued annuity operations, net of tax	656	—	—	—%	—%
GAAP net earnings from discontinued annuity operations	$914	$407	$378	125%	8%
(*)Results through the May 31, 2021 effective date of the sale.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. AFG’s exposures to market risk relate primarily to its investment portfolio, which is exposed to interest rate risk and, to a lesser extent, equity price risk. To a much lesser extent, AFG’s long-term debt is also exposed to interest rate risk.

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

	2021	2020
Fair value of fixed maturity portfolio	$10,385	$9,108
Percentage impact on fair value of 100 bps increase in interest rates	(2.0%)	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(208)	$(273)

Municipal bonds represented approximately 18% of AFG’s fixed maturity portfolio at December 31, 2021. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment-grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2021, approximately 90% of the municipal bond portfolio was held in revenue bonds, with the remaining 10% held in general obligation bonds.

Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2021			December 31, 2020
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2022	$—	—%	2021	$—	—%
2023	—	—%	2022	—	—%
2024	—	—%	2023	—	—%
2025	—	—%	2024	—	—%
2026	425	3.5%	2025	—	—%
Thereafter	1,568	4.9%	Thereafter	1,993	4.6%
Total	$1,993	4.6%	Total	$1,993	4.6%

Fair Value	$2,261		Fair Value	$2,325

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2021. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2021, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, American Financial Group, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
As of December 31, 2021, the fair value of the Company’s fixed-income and equity securities totaled $11.43 billion, a portion of which are valued based on internally developed prices, using significant inputs not based on, or corroborated by, observable market information, or valued based on non-binding broker quotes. The fair values of these securities are determined by management applying the methodologies outlined in Note E to the consolidated financial statements. The credit spread applied by management for internally developed fixed-income investment values and the lack of visibility into assumptions used in non-binding broker quotes are significant unobservable inputs, which create greater subjectivity when determining the fair values. Credit spread inputs are developed based on management’s review of trade activity for comparable securities and credit spreads over the treasury yield of securities with a similar duration.

Auditing the fair value of the fixed-income and equity securities that use unobservable inputs was complex and highly judgmental due to the judgment used by the Company in determining unobservable inputs and assumptions to estimate the securities’ fair value. Significant unobservable inputs and assumptions include credit spreads over the treasury yield and non-binding broker quotes.

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
As of December 31, 2021, the Company’s unpaid losses and loss adjustment expenses reserve liabilities net of reinsurance recoverables, net of allowance, (“reserves”) totaled $7.66 billion as disclosed in Note N to the consolidated financial statements. This liability represents management’s best estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses and is determined by using case-basis evaluations, actuarial projections, and management’s judgment. Estimating the reserves is inherently judgmental and is influenced by factors that are subject to significant variation, particularly for lines of business that develop or are paid over a long period of time or that contain exposures with high potential severities, such as workers’ compensation, other liability, and asbestos and environmental.

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

With the assistance of actuarial specialists, our audit procedures included, among others, an evaluation of the Company’s selection and weighting of actuarial methods used, including consideration of methods used in prior periods and those used in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the significant assumptions, including loss development factors, expected loss ratios, and inflation, to factors historically used and current industry benchmarks. We also performed a review of the development of prior years’ reserve estimates. With the assistance of actuarial specialists, we established an independent range of reasonable reserve estimates, which we compared to management’s best estimate.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1961.
Cincinnati, Ohio
February 25, 2022

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$2,131	$1,665
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,193 and $8,812; allowance for expected credit losses of $9 and $12)	10,357	9,084
Fixed maturities, trading at fair value	28	24
Equity securities, at fair value	1,042	889
Investments accounted for using the equity method	1,517	1,235
Mortgage loans	520	377
Real estate and other investments	150	220
Total cash and investments	15,745	13,494

Recoverables from reinsurers	3,519	3,288
Prepaid reinsurance premiums	834	768
Agents’ balances and premiums receivable	1,265	1,229
Deferred policy acquisition costs	267	244
Assets of managed investment entities	5,296	4,971
Other receivables	857	678
Other assets	902	977
Goodwill	246	176
Assets of discontinued annuity operations	—	47,885
Total assets	$28,931	$73,710

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$11,074	$10,392
Unearned premiums	3,041	2,803
Payable to reinsurers	920	807
Liabilities of managed investment entities	5,220	4,914
Long-term debt	1,964	1,963
Other liabilities	1,700	1,584
Liabilities of discontinued annuity operations	—	44,458
Total liabilities	23,919	66,921

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 84,920,965 and 86,345,246 shares outstanding	85	86
Capital surplus	1,330	1,281
Retained earnings	3,478	4,149
Accumulated other comprehensive income, net of tax	119	1,273
Total shareholders’ equity	5,012	6,789
Total liabilities and shareholders’ equity	$28,931	$73,710
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2021	2020	2019
Revenues:
Property and casualty insurance net earned premiums	$5,404	$5,099	$5,185
Net investment income	730	461	532
Realized gains (losses) on:
Securities	110	(75)	155
Subsidiaries	4	23	—
Income of managed investment entities:
Investment income	181	201	269
Gain (loss) on change in fair value of assets/liabilities	10	(20)	(14)
Other income	113	80	86
Total revenues	6,552	5,769	6,213

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,157	3,271	3,271
Commissions and other underwriting expenses	1,547	1,625	1,725
Interest charges on borrowed money	94	88	68
Expenses of managed investment entities	155	167	239
Other expenses	264	279	276
Total costs and expenses	5,217	5,430	5,579
Earnings from continuing operations before income taxes	1,335	339	634
Provision for income taxes	254	25	143
Net earnings from continuing operations, including noncontrolling interests	1,081	314	491
Net earnings from discontinued operations	914	407	378
Net earnings, including noncontrolling interests	1,995	721	869
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	(11)	(28)
Net Earnings Attributable to Shareholders	$1,995	$732	$897

Earnings Attributable to Shareholders per Basic Common Share from:
Continuing operations	$12.70	$3.66	$5.77
Discontinued operations	10.74	4.59	4.21
Total basic earnings attributable to shareholders	$23.44	$8.25	$9.98
Earnings Attributable to Shareholders per Diluted Common Share:
Continuing operations	$12.62	$3.63	$5.70
Discontinued operations	10.68	4.57	4.15
Total diluted earnings attributable to shareholders	$23.30	$8.20	$9.85
Average number of Common Shares:
Basic	85.1	88.7	89.9
Diluted	85.6	89.2	91.0

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2021	2020	2019
Net earnings, including noncontrolling interests	$1,995	$721	$869

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(218)	700	788
Reclassification adjustment for realized (gains) losses included in net earnings	(17)	(307)	(9)
Reclassification adjustment for unrealized gains of subsidiaries sold	(884)	—	—
Total net unrealized gains (losses) on securities	(1,119)	393	779
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(1)	56	31
Reclassification adjustment for investment income included in net earnings	(11)	(32)	(3)
Reclassification adjustment for unrealized gains on cash flow hedges of subsidiaries sold	(29)	—	—
Total net unrealized gains (losses) on cash flow hedges	(41)	24	28
Foreign currency translation adjustments	(2)	(1)	7
Pension and other postretirement plans adjustments (“OPRP”):
Unrealized holding losses on pension and OPRP arising during the period	(1)	(1)	—
Reclassification adjustment for pension settlement loss included in net earnings	9	1	1
Total pension and OPRP adjustments	8	—	1
Other comprehensive income (loss), net of tax	(1,154)	416	815

Total comprehensive income, net of tax	841	1,137	1,684
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(9)	(28)
Comprehensive income attributable to shareholders	$841	$1,146	$1,712

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2018	89,291,724	$1,334	$3,588	$48	$4,970	$2	$4,972	$—
Net earnings (loss)	—	—	897	—	897	(2)	895	(26)
Other comprehensive income	—	—	—	815	815	—	815	—
Dividends ($4.95 per share)	—	—	(446)	—	(446)	—	(446)	—
Shares issued:
Exercise of stock options	747,167	31	—	—	31	—	31	—
Restricted stock awards	232,635	—	—	—	—	—	—	—
Other benefit plans	77,429	8	—	—	8	—	8	—
Dividend reinvestment plan	19,334	2	—	—	2	—	2	—
Stock-based compensation expense	—	23	—	—	23	—	23	—
Shares exchanged — benefit plans	(50,062)	(1)	(4)	—	(5)	—	(5)	—
Forfeitures of restricted stock	(14,541)	—	—	—	—	—	—	—
Other	—	—	(26)	—	(26)	—	(26)	26
Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net earnings (loss)	—	—	732	—	732	2	734	(13)
Other comprehensive income	—	—	—	414	414	—	414	2
Dividends ($3.85 per share)	—	—	(336)	—	(336)	—	(336)	—
Shares issued:
Exercise of stock options	328,471	14	—	—	14	—	14	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	143,270	10	—	—	10	—	10	—
Dividend reinvestment plan	18,690	2	—	—	2	—	2	—
Stock-based compensation expense	—	20	—	—	20	—	20	—
Shares acquired and retired	(4,531,394)	(70)	(243)	—	(313)	—	(313)	—
Shares exchanged — benefit plans	(101,663)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(43,681)	—	—	—	—	—	—	—
Other	—	(4)	(11)	(4)	(19)	(2)	(21)	11
Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789	$—	$6,789	$—
Net earnings	—	—	1,995	—	1,995	—	1,995
Other comprehensive loss	—	—	—	(1,154)	(1,154)	—	(1,154)
Dividends ($28.06 per share)	—	—	(2,382)	—	(2,382)	—	(2,382)
Shares issued:
Exercise of stock options	1,208,964	59	—	—	59	—	59
Restricted stock awards	207,020	—	—	—	—	—	—
Other benefit plans	81,286	10	—	—	10	—	10
Dividend reinvestment plan	69,095	8	—	—	8	—	8
Stock-based compensation expense	—	16	—	—	16	—	16
Shares acquired and retired	(2,777,684)	(44)	(275)	—	(319)	—	(319)
Shares exchanged — benefit plans	(92,209)	(1)	(9)	—	(10)	—	(10)
Forfeitures of restricted stock	(120,753)	—	—	—	—	—	—
Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012	$—	$5,012

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2021	2020	2019
Operating Activities:
Net earnings, including noncontrolling interests	$1,995	$721	$869
Adjustments:
Depreciation and amortization	187	299	259
Annuity benefits	377	1,192	1,151
Realized gains on investing activities	(1,131)	(313)	(288)
Net (purchases) sales of trading securities	(5)	20	(5)
Deferred annuity and life policy acquisition costs	(98)	(154)	(206)
Change in:
Reinsurance and other receivables	(350)	(533)	(112)
Other assets	344	138	(406)
Insurance claims and reserves	912	812	703
Payable to reinsurers	113	13	62
Other liabilities	(70)	(71)	516
Managed investment entities’ assets/liabilities	(144)	25	23
Other operating activities, net	(416)	34	(110)
Net cash provided by operating activities	1,714	2,183	2,456

Investing Activities:
Purchases of:
Fixed maturities	(7,978)	(10,335)	(8,260)
Equity securities	(193)	(404)	(242)
Mortgage loans	(218)	(372)	(442)
Equity index options and other investments	(391)	(897)	(991)
Real estate, property and equipment	(62)	(60)	(44)
Businesses	(123)	(3)	—
Proceeds from:
Maturities and redemptions of fixed maturities	5,035	5,749	4,567
Repayments of mortgage loans	84	84	184
Sales of fixed maturities	745	3,729	927
Sales of equity securities	523	656	453
Sales and settlements of equity index options and other investments	584	988	771
Sales of real estate, property and equipment	46	5	4
Sales of businesses	3,581	3	—
Cash and cash equivalents of businesses acquired and sold	(2,058)	(425)	—
Managed investment entities:
Purchases of investments	(2,155)	(1,502)	(1,398)
Proceeds from sales and redemptions of investments	2,112	1,221	1,409
Other investing activities, net	32	(1)	(3)
Net cash used in investing activities	(436)	(1,564)	(3,065)

Financing Activities:
Additional long-term borrowings	—	634	315
Reductions of long-term debt	—	(150)	(150)
Issuances of Common Stock	66	22	36
Repurchases of Common Stock	(319)	(313)	—
Cash dividends paid on Common Stock	(2,374)	(334)	(444)
Annuity receipts	2,403	4,287	4,960
Ceded annuity receipts	(311)	(492)	—
Annuity surrenders, benefits and withdrawals	(1,931)	(3,711)	(3,358)
Ceded annuity surrenders, benefits and withdrawals	282	206	—
Net transfers from variable annuity assets	34	61	60
Cash transferred in annuity reinsurance	—	(554)	—
Issuances of managed investment entities’ liabilities	2,883	429	371
Retirements of managed investment entities’ liabilities	(2,690)	(208)	(382)
Net cash provided by (used in) financing activities	(1,957)	(123)	1,408
Net Change in Cash and Cash Equivalents	(679)	496	799
Cash and cash equivalents at beginning of year	2,810	2,314	1,515
Cash and cash equivalents at end of year	$2,131	$2,810	$2,314
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Long-Term Debt
B.	Discontinued Operations	J.	Leases
C.	Acquisitions and Sale of Businesses	K.	Shareholders’ Equity
D.	Segments of Operations	L.	Income Taxes
E.	Fair Value Measurements	M.	Contingencies
F.	Investments	N.	Insurance
G.	Managed Investment Entities	O.	Additional Information
H.	Goodwill and Other Intangibles

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation, including reclassifying the assets and liabilities of the Annuity subsidiaries sold in May 2021 to assets and liabilities of discontinued annuity operations and their earnings to net earnings from discontinued operations. See Note B — “Discontinued Operations.” All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2021, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the preliminary purchase price allocation for its acquisition (see Note C — “Acquisitions and Sale of Businesses”), AFG did not have any material nonrecurring fair value measurements in 2021 or 2020.

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

Loss reserve liabilities are subject to the impact of changes in claim amounts and frequency and other factors. Changes in estimates of the liabilities for losses and loss adjustment expenses are reflected in the statement of earnings in the period in which determined. Despite the variability inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate and reasonable.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2021 – 0.5 million, 2020 – 0.5 million and 2019 – 1.1 million.

There were no anti-dilutive potential common shares related to stock compensation plans or adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share for the years ended December 31, 2021, 2020 or 2019.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Discontinued Operations

Annuity Business   On May 28, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”) with an effective date of May 31, 2021. MassMutual acquired Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations. Proceeds from the sale were $3.57 billion (including $34 million in post-closing adjustments). AFG realized a $656 million net gain on the sale. The sale continues to be subject to tax-related post-closing adjustments, which are not expected to be material and are expected to be settled in 2022. Beginning with the first quarter of 2021, the results of the Annuity business sold were reported as discontinued operations in accordance with generally accepted accounting principles, which included adjusting prior period results to reflect these operations as discontinued.

Prior to the sale, AFG acquired approximately $480 million in investments accounted for using the equity method and approximately $100 million of directly owned real estate from GALIC.

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

	May 31, 2021	December 31, 2020
Assets of businesses sold:
Cash and cash equivalents	$2,060	$1,145
Investments	38,323	38,011
Recoverables from reinsurers	6,748	6,804
Other assets	2,152	1,925
Total assets of discontinued annuity operations	49,283	47,885
Liabilities of businesses sold:
Annuity benefits accumulated	43,690	42,573
Other liabilities	1,813	1,885
Total liabilities of discontinued annuity operations	45,503	44,458
Receivable from AFG for real estate-related investments	—	537
Reclassify AOCI	(913)	(1,071)
Net investment in annuity businesses sold, excluding AOCI	$2,867	$2,893

Details of the results of operations for the discontinued annuity operations were (in millions):

	Year Ended December 31,
	2021 (*)	2020	2019
Net investment income	$746	$1,670	$1,774
Realized gains on securities	112	365	132
Other income	52	123	137
Total revenues	910	2,158	2,043
Annuity benefits	377	1,192	1,151
Annuity and supplemental insurance acquisition expenses	136	306	253
Other expenses	73	151	165
Total costs and expenses	586	1,649	1,569
Earnings before income taxes from discontinued operations	324	509	474
Provision for income taxes on discontinued operations	66	102	96
Net earnings from discontinued operations, net of tax	258	407	378
Gain on sale of discontinued operations, net of tax	656	—	—
Net earnings from discontinued operations	$914	$407	$378
(*)Results through the May 31, 2021 effective date of the sale.

Net investment income in the table above excludes $51 million, $49 million and $37 million in 2021, 2020 and 2019, respectively, related to the real estate-related entities that AFG acquired from the discontinued annuity operations prior to the completion of the sale.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of the sale of the annuity business is shown below (in millions):

Cash proceeds	$3,571
Sale related expenses	(8)
Total net proceeds	3,563

Net investment in annuity businesses sold, excluding AOCI	2,867
Reclassify net deferred tax asset	(199)
Pretax gain on sale	895
Income tax expense:
Reclassify net deferred tax asset	199
Tax liabilities triggered by the sale	41
Other	(1)
Total income tax expense	239
Net gain on sale	$656

Summarized cash flows for the discontinued annuity operations were (in millions):

	Year ended December 31,
	2021 (*)	2020	2019
Net cash provided by operating activities	$67	$898	$1,131
Net cash used in investing activities	(1,689)	(285)	(2,384)
Net cash provided by (used in) financing activities	477	(203)	1,662
(*)Through the May 31, 2021 effective date of the sale.

Derivatives   The vast majority of AFG’s derivatives were held by the sold annuity subsidiaries. The following table summarizes the gains (losses) included in net earnings from discontinued operations for changes in the fair value of derivatives that did not qualify for hedge accounting for 2021, 2020 and 2019 (in millions):

Derivative	2021 (*)	2020	2019
MBS with embedded derivatives	$(1)	$(2)	$5
Fixed-indexed and variable-indexed annuities (embedded derivative)	(222)	(283)	(919)
Equity index call options	237	223	804
Equity index put options	5	3	2
Reinsurance contract (embedded derivative)	1	(1)	(2)
	$20	$(60)	$(110)
(*)Through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
C.    Acquisitions and Sale of Businesses

Verikai   In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes a predictive risk tool for assessing insurance risk for $120 million using cash on hand at the parent. Verikai will continue to operate as a stand-alone company to service its insurance clients. AFG expects to benefit from Verikai’s predictive risk tool and unique Marketplace solution as it enters the medical stop loss insurance business, with a primary focus on small and underserved risks. AFG may pay up to $50 million in contingent consideration based on performance measures over a multiple year period.

Expenses related to the acquisition were approximately $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Verikai based on management’s best estimate of fair value as of the acquisition date. The preliminary purchase price allocation shown below (in millions) is subject to refinement during 2022.

December 6, 2021
Purchase price:
Cash	$120
Fair value of contingent consideration	23
Total purchase price	143

Tangible assets acquired	16
Liabilities acquired	3
Net tangible assets acquired, at fair value	13
Excess purchase price over net tangible assets acquired	$130

Allocation of excess purchase price:
Intangible assets acquired (*)	$76
Deferred tax on intangible assets acquired (*)	(16)
Goodwill	70
$130
(*)Included in Other assets in AFG’s Balance Sheet.

In the preliminary purchase price allocation, $76 million of the purchase price was recognized as finite lived intangible assets related to acquired technology and customer relationships, which will be amortized over an average estimated life of approximately 10 years. The acquisition resulted in the recognition of $70 million in non-deductible goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The goodwill represents the fair value of acquired intangible assets that do not qualify for separate recognition, including the value of Verikai’s future technology and opportunities and assembled workforce.

Annuity Operations   See Note B — Discontinued Operations,” for information on the sale of AFG’s annuity operations.

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

In the second quarter of 2021, AFG received an additional $10 million of cash proceeds and recognized a pretax gain of $4 million related to contingent consideration received on the sale of Neon.

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

	Year ended December 31,
	2020	2019
Net earned premiums	$200	$384
Loss and loss adjustment expenses	218	225
Commissions and other underwriting expenses	117	195
Underwriting loss	(135)	(36)

Net investment income (loss)	(5)	6
Other income and expenses, net	(5)	(10)
Loss before income taxes and noncontrolling interests	$(145)	$(40)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of Neon exited lines on AFG’s net earnings for the year ended December 31, 2020 is shown below (in millions):

Underwriting loss	$(135)
Net investment income (loss)	(5)
Other income and expenses, net	(5)
Loss before income taxes and noncontrolling interests	(145)
Pretax gain on sale of subsidiaries	23
Total pretax loss from Neon exited lines	(122)
Tax benefit related to sale of subsidiaries	72
Less: Net loss attributable to noncontrolling interests	(11)
Net loss from Neon exited lines attributable to shareholders	$(39)

As discussed in Note L — “Income Taxes,” the sale of Neon allowed AFG to recognize a $72 million tax benefit.

Paratransit Book of Business  In 2019, National Interstate, a property and casualty insurance subsidiary of AFG, entered into an agreement with Atlas Financial Holdings, Inc. (“AFH”) to become the exclusive underwriter of AFH’s paratransit book of business. In November 2021, National Interstate acquired the renewal rights for fleets with seven or fewer vehicles from AFH for approximately $3 million and in November 2020, acquired the renewal rights for fleets with eight or more vehicles from AFH for approximately $3 million. The purchase price was recognized as an intangible renewal rights asset and is being amortized over the estimated life of the business acquired.

D.    Segments of Operations

Subsequent to the sale of its annuity operations, see Note B — Discontinued Operations,” AFG manages its business as two segments: Property and casualty insurance and Other, which includes holding company assets, costs and operations attributable to the noncontrolling interests of the managed investment entities.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks and other specialty transportation niches, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, executive and professional liability, general liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), fidelity and surety products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of deferred gains on retroactive reinsurance transactions related to the sales of businesses in prior years. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

As discussed in Note C — “Acquisitions and Sale of Businesses,” AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off in December 2019. Beginning with the first quarter of 2020, the results for AFG’s Specialty casualty sub-segment exclude the run-off operations of Neon (“Neon exited lines”). AFG completed the sale of Neon in December 2020.

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in 2021, 5% in 2020 and 7% in 2019. Approximately one-half and two-thirds of these 2020 and 2019 sales, respectively, were through the Neon Lloyd’s of London business.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2021	2020
Assets
Property and casualty insurance (a)	$21,312	$19,620
Other	7,619	6,205
Total assets of continuing operations	28,931	25,825

Assets of discontinued annuity operations	—	47,885
Total assets	$28,931	$73,710

	2021	2020	2019
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$2,144	$1,871	$1,828
Specialty casualty	2,408	2,235	2,597
Specialty financial	642	613	610
Other specialty	210	180	150
Other lines (b)	—	200	—
Total premiums earned	5,404	5,099	5,185
Net investment income (c)	663	399	472
Other income	27	8	11
Total property and casualty insurance	6,094	5,506	5,668
Other	293	266	353
Real estate-related entities (d)	51	49	37
Total revenues before realized gains (losses)	6,438	5,821	6,058
Realized gains (losses) on securities	110	(75)	155
Realized gains on subsidiaries	4	23	—
Total revenues	$6,552	$5,769	$6,213
(a)Not allocable to sub-segments.
(b)Represents premiums earned in the Neon exited lines during 2020. Neon’s $384 million in earned premiums during 2019 are included in the Specialty casualty sub-segment.
(c)Includes a loss of $5 million in the Neon exited lines in 2020 (primarily from the change in fair value of equity securities).
(d)Represents investment income from the real estate and real estate-related entities acquired from the discontinued annuity operations while they were held by those operations. Subsequent to the sale of the annuity group, this income is included in the segment of the acquirer.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2021	2020	2019
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$279	$181	$79
Specialty casualty	377	223	175
Specialty financial	96	50	92
Other specialty	(15)	(28)	(21)
Other lines (a)	(4)	(202)	(113)
Total underwriting	733	224	212
Investment and other income, net (b)	657	360	437
Total property and casualty insurance	1,390	584	649
Other (c)	(220)	(215)	(196)
Real estate-related entities (d)	51	22	26
Total earnings before realized gains (losses) and income taxes	1,221	391	479
Realized gains (losses) on securities	110	(75)	155
Realized gains on subsidiaries	4	23	—
Total earnings before income taxes	$1,335	$339	$634
(a)Includes an underwriting loss of $135 million in 2020 in the Neon exited lines. Neon’s $36 million underwriting loss in 2019 is included in the Specialty casualty sub-segment. Also includes special charges to increase asbestos and environmental (“A&E”) reserves of $47 million in 2020 and $18 million in 2019, and a $76 million charge in 2019 related to the Neon exited lines.
(b)Includes $10 million in 2020 in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses, including losses on retirement of debt of $5 million in both 2020 and 2019, respectively, and special charges to increase A&E reserves related to AFG’s former railroad and manufacturing operations ($21 million in 2020 and $11 million in 2019).
(d)Represents investment income (net of DAC) from the real estate and real estate-related entities acquired from the discontinued annuity operations while they were held by those operations. Subsequent to the sale of the annuity group, this income is included in the segment of the acquirer.

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

Level 3 — Valuations derived from market valuation techniques generally consistent with those used to estimate the fair values of Level 2 financial instruments in which one or more significant inputs are unobservable or when the market for a security exhibits significantly less liquidity relative to markets supporting Level 2 fair value measurements. The unobservable inputs may include management’s own assumptions about the assumptions market participants would use based on the best information available at the valuation date. Financial instruments whose fair value is estimated based on non-binding broker quotes or internally developed using significant inputs not based on, or corroborated by, observable market information are classified as Level 3. The contingent consideration liability (included in other liabilities in AFG’s Balance Sheet) relates to AFG’s acquisition of Verikai as discussed in Note C — “Acquisitions and Sale of Businesses.” The liability is remeasured at fair value at each balance sheet date with changes in fair value recognized in net earnings. To estimate the fair value of the contingent consideration liability, AFG uses a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities of continuing operations measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$215	$1	$—	$216
States, municipalities and political subdivisions	—	1,791	41	1,832
Foreign government	—	246	—	246
Residential MBS	—	946	14	960
Commercial MBS	—	104	—	104
Collateralized loan obligations	—	1,643	—	1,643
Other asset-backed securities	—	2,398	278	2,676
Corporate and other	11	2,402	267	2,680
Total AFS fixed maturities	226	9,531	600	10,357
Trading fixed maturities	—	28	—	28
Equity securities	679	50	313	1,042
Assets of managed investment entities (“MIE”)	390	4,893	13	5,296
Total assets accounted for at fair value	$1,295	$14,502	$926	$16,723
Liabilities:
Contingent consideration - acquisitions	$—	$—	$23	$23
Liabilities of managed investment entities	384	4,823	13	5,220
Total liabilities accounted for at fair value	$384	$4,823	$36	$5,243

December 31, 2020
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$195	$3	$—	$198
States, municipalities and political subdivisions	—	2,273	39	2,312
Foreign government	—	176	—	176
Residential MBS	—	877	38	915
Commercial MBS	—	90	2	92
Collateralized loan obligations	—	1,046	16	1,062
Other asset-backed securities	—	1,742	305	2,047
Corporate and other	4	2,140	138	2,282
Total AFS fixed maturities	199	8,347	538	9,084
Trading fixed maturities	—	24	—	24
Equity securities	665	48	176	889
Assets of managed investment entities	217	4,733	21	4,971
Total assets accounted for at fair value	$1,081	$13,152	$735	$14,968
Liabilities:
Liabilities of managed investment entities	$215	$4,678	$21	$4,914
Total liabilities accounted for at fair value	$215	$4,678	$21	$4,914

Approximately 6% of the total assets of continuing operations carried at fair value at December 31, 2021, were Level 3 assets. Approximately 15% ($142 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $55 million (6%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 18% ($166 million) of the Level 3 assets were equity investments (that do not qualify for equity method accounting) in limited partnerships whose prices were determined based on financial information provided by the limited partnerships.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Internally developed fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values of continuing operations represent approximately $557 million (60%) of the total fair value of Level 3 assets at December 31, 2021. Approximately 55% ($307 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the pricing model suggests a price in excess of 100% and the security is currently callable at 100%, management caps the fair value at 100%. Approximately 26% ($144 million) of these internally developed Level 3 assets are equity securities which are priced primarily using broker quotes and internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2021, 2020 and 2019 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of annuity business	Balance at December 31, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(4)	8	(2)	—	41
Residential MBS	38	(4)	—	6	(3)	6	(29)	—	14
Commercial MBS	2	—	—	—	—	—	(2)	—	—
Collateralized loan obligations	16	1	—	—	(2)	—	(15)	—	—
Other asset-backed securities	305	1	—	154	(156)	14	(40)	—	278
Corporate and other	138	(1)	(5)	184	(45)	5	(9)	—	267
Total AFS fixed maturities	538	(3)	(5)	344	(210)	33	(97)	—	600
Equity securities	176	99	—	78	(28)	—	(12)	—	313
Assets of MIE	21	—	—	5	—	1	(14)	—	13
Assets of discontinued annuity operations	2,971	85	(22)	209	(327)	32	(229)	(2,719)	—
Total Level 3 assets	$3,706	$181	$(27)	$636	$(565)	$66	$(352)	$(2,719)	$926

Contingent consideration — acquisitions	$—	$—	$—	$(23)	$—	$—	$—	$—	$(23)
Liabilities of discontinued annuity operations	(3,933)	(223)	—	(146)	159	—	—	4,143	—
Total Level 3 liabilities	$(3,933)	$(223)	$—	$(169)	$159	$—	$—	$4,143	$(23)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2020
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	40	—	1	—	(2)	—	—	39
Residential MBS	45	(1)	(1)	—	(6)	9	(8)	38
Commercial MBS	6	—	—	—	—	1	(5)	2
Collateralized loan obligations	1	—	5	—	—	52	(42)	16
Other asset-backed securities	256	(7)	5	106	(89)	42	(8)	305
Corporate and other	223	1	—	68	(60)	4	(98)	138
Total AFS fixed maturities	571	(7)	10	174	(157)	108	(161)	538
Equity securities	161	(12)	—	37	(7)	9	(12)	176
Assets of MIE	17	(6)	—	2	—	8	—	21
Assets of discontinued annuity operations	3,092	(17)	59	568	(442)	495	(784)	2,971
Total Level 3 assets	$3,841	$(42)	$69	$781	$(606)	$620	$(957)	$3,706

Liabilities of discontinued annuity operations	$(3,730)	$(283)	$—	$(242)	$322	$—	$—	$(3,933)
Total Level 3 liabilities	$(3,730)	$(283)	$—	$(242)	$322	$—	$—	$(3,933)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2018	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2019
AFS fixed maturities:
U.S. government agency	$1	$—	$—	$—	$(1)	$—	$—	$—
State and municipal	—	—	(1)	—	—	45	(4)	40
Residential MBS	37	3	(1)	—	(3)	12	(3)	45
Commercial MBS	8	1	—	—	—	—	(3)	6
Collateralized loan obligations	31	(1)	2	—	—	3	(34)	1
Other asset-backed securities	188	—	—	157	(43)	—	(46)	256
Corporate and other	277	(2)	3	166	(84)	1	(138)	223
Total AFS fixed maturities	542	1	3	323	(131)	61	(228)	571
Equity securities	124	(6)	—	19	(1)	25	—	161
Assets of MIE	21	(5)	—	1	—	—	—	17
Assets of discontinued annuity operations	2,834	—	72	1,235	(433)	158	(774)	3,092
Total Level 3 assets	$3,521	$(10)	$75	$1,578	$(565)	$244	$(1,002)	$3,841

Liabilities of discontinued annuity operations	$(2,720)	$(919)	$—	$(333)	$242	$—	$—	$(3,730)
Total Level 3 liabilities	$(2,720)	$(919)	$—	$(333)	$242	$—	$—	$(3,730)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2021
Financial assets:
Cash and cash equivalents	$2,131	$2,131	$2,131	$—	$—
Mortgage loans	520	533	—	—	533
Total financial assets not accounted for at fair value	$2,651	$2,664	$2,131	$—	$533

Long-term debt	$1,964	$2,261	$—	$2,258	$3
Total financial liabilities not accounted for at fair value	$1,964	$2,261	$—	$2,258	$3

2020
Financial assets:
Cash and cash equivalents	$1,665	$1,665	$1,665	$—	$—
Mortgage loans	377	382	—	—	382
Total financial assets not accounted for at fair value	$2,042	$2,047	$1,665	$—	$382

Long-term debt	$1,963	$2,325	$—	$2,322	$3
Total financial liabilities not accounted for at fair value	$1,963	$2,325	$—	$2,322	$3

F.    Investments

Available for sale fixed maturities held by AFG’s continuing operations at December 31 consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$216	$—	$2	$(2)	$—	$216
States municipalities and political subdivisions	1,758	—	74	—	74	1,832
Foreign government	248	—	—	(2)	(2)	246
Residential MBS	915	—	48	(3)	45	960
Commercial MBS	102	—	2	—	2	104
Collateralized loan obligations	1,643	1	3	(2)	1	1,643
Other asset-backed securities	2,677	7	17	(11)	6	2,676
Corporate and other	2,634	1	55	(8)	47	2,680
Total fixed maturities	$10,193	$9	$201	$(28)	$173	$10,357

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$192	$—	$6	$—	$6	$198
States municipalities and political subdivisions	2,196	—	116	—	116	2,312
Foreign government	172	—	4	—	4	176
Residential MBS	859	—	57	(1)	56	915
Commercial MBS	89	—	3	—	3	92
Collateralized loan obligations	1,065	3	4	(4)	—	1,062
Other asset-backed securities	2,040	7	27	(13)	14	2,047
Corporate and other	2,199	2	88	(3)	85	2,282
Total fixed maturities	$8,812	$12	$305	$(21)	$284	$9,084

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

Equity securities held by AFG’s continuing operations, which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at December 31 (in millions):

	2021			2020
			Fair Value			Fair Value
	Actual		over (under)	Actual		over (under)
	Cost	Fair Value	Cost	Cost	Fair Value	Cost
Common stocks	$491	$586	$95	$516	$510	$(6)
Perpetual preferred stocks	403	456	53	369	379	10
Total equity securities carried at fair value	$894	$1,042	$148	$885	$889	$4

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

	Carrying Value		Net Investment Income
	December 31, 2021	December 31, 2020	2021	2020	2019
Real estate-related investments (*)	$1,130	$915	$226	$92	$67
Private equity	352	266	100	18	24
Private debt	35	54	(5)	(11)	6
Total investments accounted for using the equity method	$1,517	$1,235	$321	$99	$97
(*)Includes 88% with underlying investments in multi-family properties, 1% in single family properties and 11% in other property types as of December 31, 2021 and 87% with underlying investments in multi-family properties, 2% in single family properties and 11% in other property types as of December 31, 2020.

The earnings (losses) from these investments are generally reported on a quarter lag due to the timing required to obtain the necessary information from the funds. AFG regularly reviews and discusses fund performance with the fund managers to corroborate the reasonableness of the underlying reported asset values and to assess whether any events have occurred within the lag period that may materially affect the valuation of these investments.

With respect to partnerships and similar investments, AFG’s continuing operations had unfunded commitments of $366 million and $290 million as of December 31, 2021 and December 31, 2020, respectively.

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

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$(1)	$92	99%	$(1)	$22	96%
States, municipalities and political subdivisions	—	9	100%	—	13	100%
Foreign government	(2)	160	99%	—	—	—%
Residential MBS	(3)	419	99%	—	7	100%
Commercial MBS	—	34	100%	—	—	—%
Collateralized loan obligations	(1)	806	100%	(1)	77	99%
Other asset-backed securities	(8)	1,250	99%	(3)	81	96%
Corporate and other	(8)	500	98%	—	26	100%
Total fixed maturities	$(23)	$3,270	99%	$(5)	$226	98%

December 31, 2020
Fixed maturities:
U.S. Government and government agencies	$—	$23	100%	$—	$—	—%
States, municipalities and political subdivisions	—	39	100%	—	10	100%
Foreign government	—	7	100%	—	—	—%
Residential MBS	(1)	86	99%	—	7	100%
Commercial MBS	—	7	100%	—	5	100%
Collateralized loan obligations	(1)	192	99%	(3)	366	99%
Other asset-backed securities	(10)	465	98%	(3)	92	97%
Corporate and other	(2)	133	99%	(1)	17	94%
Total fixed maturities	$(14)	$952	99%	$(7)	$497	99%

At December 31, 2021, the gross unrealized losses on fixed maturities of $28 million relate to 514 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 84% of the gross unrealized loss and 95% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2021.

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

	Structured securities (*)	Corporate and other	Total
Balance at January 1, 2020	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	11	5	16
Additions (reductions) to previously recognized expected credit losses	(1)	(2)	(3)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at December 31, 2020	$10	$2	$12
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	1	1
Additions (reductions) to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(2)	(2)
Balance at December 31, 2021	$8	$1	$9
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In 2021 and 2020, AFG’s continuing operations did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of December 31, 2021 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$1,228	$1,240	12%
After one year through five years	2,483	2,548	25%
After five years through ten years	812	844	8%
After ten years	332	342	3%
	4,855	4,974	48%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,312	4,319	42%
MBS (average life of approximately 3.5 years)	1,017	1,064	10%
Total	$10,184	$10,357	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2021 or 2020.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Unrealized Gain on Fixed Maturity Securities  The following table shows (in millions) the components of the net unrealized gain on securities that is included in AOCI in AFG’s Balance Sheet.

	Pretax	Deferred Tax	Net
December 31, 2021
Net unrealized gain on fixed maturities	$173	$(37)	$136

December 31, 2020
Net unrealized gain on fixed maturities held by continuing operations	$284	$(60)	$224

Discontinued operations (*):
Net unrealized gain on fixed maturities	$2,555	$(536)	$2,019
Deferred policy acquisition costs — annuity segment	(934)	196	(738)
Annuity benefits accumulated	(324)	68	(256)
Life, accident and health reserves	(3)	—	(3)
Unearned revenue	11	(2)	9
Total net unrealized gain from discontinued operations	1,305	(274)	1,031
Total net unrealized gain on fixed maturity securities	$1,589	$(334)	$1,255
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

	2021	2020	2019
Investment income:
Fixed maturities	$290	$303	$315
Equity securities:
Dividends	30	35	51
Change in fair value (a) (b)	61	7	22
Equity in earnings of partnerships and similar investments	321	99	97
Other	40	23	53
Gross investment income	742	467	538
Investment expenses	(12)	(6)	(6)
Net investment income (b)	$730	$461	$532
(a)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on equity securities classified as “trading” under previous guidance and on a small portfolio of limited partnership and similar investments that do not qualify for the equity method of accounting.
(b)Net investment income in 2020 includes losses of $5 million on investments held by the companies that comprise the Neon exited lines due primarily to the $7 million loss recorded in first quarter of 2020 on equity securities that were carried at fair value through net investment income.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	2021				2020
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(1)	$1	$—	$(111)	$6	$(13)	$(7)	$61
Equity securities	110	—	110	—	(70)	—	(70)	—
Mortgage loans and other investments	—	—	—	—	2	—	2	—
Total pretax	109	1	110	(111)	(62)	(13)	(75)	61
Tax effects	(23)	—	(23)	23	13	3	16	(13)
Net of tax	$86	$1	$87	$(88)	$(49)	$(10)	$(59)	$48

	2019
	Realized gains (losses)
	Before Impairments	Impairments	Total	Change in Unrealized
Fixed maturities	$7	$(8)	$(1)	$174
Equity securities	155	—	155	—
Mortgage loans and other investments	1	—	1	—
Total pretax	163	(8)	155	174
Tax effects	(34)	2	(32)	(36)
Net of tax	$129	$(6)	$123	$138

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during 2021, 2020 and 2019 on securities that were still owned at December 31 of each year presented as follows (in millions):

	2021	2020	2019
Included in realized gains (losses)	$65	$(44)	$105
Included in net investment income	54	12	21
	$119	$(32)	$126

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	2021	2020	2019
Gross gains	$7	$12	$4
Gross losses	(1)	(5)	(2)

G.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 4.5% to 46.8% of the most subordinate debt tranche of thirteen active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2021, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $76 million (including $56 million invested in the most subordinate tranches) at December 31, 2021.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
In 2021, AFG formed a new CLO, which issued $408 million face amount of liabilities (including $14 million face amount purchased by AFG’s continuing operations). In 2020, AFG formed a new CLO, which issued $303 million face amount of liabilities (including $16 million face amount purchased by AFG’s continuing operations).

The following table shows a progression of the fair value of AFG's investment in CLO tranches held by continuing operations (in millions):

	2021	2020	2019
Balance at beginning of period	$57	$48	$55
Purchases	21	17	—
Sales	—	(1)	—
Distributions	(22)	(6)	(8)
Change in fair value	20	(1)	1
Balance at end of period	$76	$57	$48

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2021	2020	2019
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$69	$(69)	$80
Liabilities	(59)	49	(94)
Management fees paid to AFG	16	15	15
CLO earnings (losses) attributable to AFG Shareholders:
From continuing operations	$20	$(1)	$1
From discontinued annuity operations	20	(1)	3
Total	$40	$(2)	$4
(*)Included in revenues in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $72 million and $150 million at December 31, 2021 and 2020, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $187 million and $141 million at those dates. The CLO assets include loans with an aggregate fair value of $9 million at December 31, 2021 and $11 million at December 31, 2020, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $18 million at December 31, 2021 and $28 million at December 31, 2020).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.64 billion at December 31, 2021 and $1.06 billion at December 31, 2020.

H.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2019, 2020 and 2021 are presented in the following table (in millions):

Balance at January 1, 2019 and December 31, 2019 and 2020	$176
Purchase of Verikai	70
Balance at December 31, 2021	$246

Included in other assets in AFG’s Balance Sheet is $106 million at December 31, 2021 and $34 million at December 31, 2020 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $67 million and $62 million, respectively. Amortization of intangibles was $6 million in 2021, $12 million in 2020 and $11 million in 2019. The increase in amortizable intangible assets relates primarily to developed technology obtained in the purchase of Verikai in December 2021 (see Note C — “Acquisitions and Sale of Businesses”). Future amortization of

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
intangibles (weighted average amortization period of 9 years is estimated to be $13 million per year in 2022, 2023, 2024, 2025 and 2026 and $41 million thereafter.

I.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2021			2020
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	425	(3)	422	425	(3)	422
5.25% Senior Notes due April 2030	300	(5)	295	300	(6)	294
Other	3	—	3	3	—	3
	1,318	(10)	1,308	1,318	(11)	1,307

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,993	$(29)	$1,964	$1,993	$(30)	$1,963

At December 31, 2021, scheduled principal payments on debt for the subsequent five years and thereafter are as follows: 2022 — none; 2023 — none; 2024 — none; 2025 — none; 2026 — $425 million and thereafter — $1.57 billion.

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

In March 2019, AFG issued $125 million in 5.875% Subordinated Debentures due in March 2059.

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2021 or December 31, 2020.

Cash interest payments on long-term debt were $92 million in 2021, $83 million in 2020 and $65 million in 2019.

J.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
secured borrowing rate. AFG did not have any material contracts accounted for as finance leases at December 31, 2021 or December 31, 2020.

AFG’s operating lease right-of-use asset (net of deferred rent and lease incentives) and operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet at December 31 and are presented in the following table (in millions):

	2021	2020
Right-of-use asset (*)	$118	$139
Lease liability	136	159
(*)Net of deferred rent and lease incentives of $18 million at December 31, 2021 and $20 million at December 31, 2020.

The following table details AFG’s lease activity for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Lease expense:
Operating leases	$41	$47	$46
Short-term leases	—	—	1
Total lease expense included in other expenses	41	47	47
Sublease income (*)	(2)	—	—
Total lease expense, net of sublease income	$39	$47	$47
(*)Sublease income consists of rent from third parties of office space and is included in other income in AFG’s Consolidated Statement of Earnings.

Other operating lease information for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Cash paid for lease liabilities reported in operating cash flows	$43	$50	$49
Right-of-use assets obtained under new leases	10	25	19

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at December 31, 2021 (in millions):

Operating lease payments:
2022	$38
2023	32
2024	26
2025	22
2026	18
Thereafter	13
Total lease payments	149
Impact of discounting	(13)
Operating lease liability	$136

Weighted-average remaining lease term	5.1 years
Weighted-average discount rate	3.7%

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2021, there were 2.7 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a four-year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2021	818,233	$101.65
Granted	207,020	$111.13
Vested	(252,654)	$95.69
Forfeited	(120,753)	$103.70
Outstanding at December 31, 2021	651,846	$106.59

The total fair value of restricted stock that vested during 2021, 2020 and 2019 was $28 million, $19 million and $11 million, respectively.

AFG has not granted any stock options since 2015. Options granted in prior years have an exercise price equal to the market price of AFG Common Stock at the date of grant. Options generally became exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	1,589,094	$52.43
Exercised	(1,208,964)	$48.93
Special dividend adjustment	36,169	n/a
Forfeited/Cancelled	(1,554)	$58.36
Outstanding at December 31, 2021	414,745	$46.04	2.1 years	$38

Options exercisable at December 31, 2021	414,745	$46.04	2.1 years	$38

The total intrinsic value of options exercised during 2021, 2020 and 2019 was $88 million, $17 million and $46 million, respectively. During 2021, 2020 and 2019, AFG received $58 million, $14 million and $31 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $14 million, $3 million and $8 million during those years, respectively.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $16 million for 2021, $20 million for 2020 and $23 million for 2019. AFG’s provision for income tax includes tax benefits of $19 million in 2021, $9 million in 2020 and $13 million in 2019 related to AFG’s stock incentive plans. At December 31, 2021, there was $30 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average of 2.5 years. At December 31, 2021, there was no unrecognized compensation expense related to unvested stock options.

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

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other	AOCI Ending Balance
Year ended December 31, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(275)	$57	$(218)	$—	$(218)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(22)	5	(17)	—	(17)
Reclassification for unrealized gains of subsidiaries sold		(1,119)	235	(884)	—	(884)
Total net unrealized gains (losses) on securities	$1,255	(1,416)	297	(1,119)	—	(1,119)	$—	$136
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for investment income included in net earnings from discontinued operations		(14)	3	(11)	—	(11)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)	—	(29)
Total net unrealized gains (losses) on cash flow hedges	41	(52)	11	(41)	—	(41)	—	—
Foreign currency translation adjustments	(16)	(2)	—	(2)	—	(2)	—	(18)
Pension and OPRP adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9	—	9
Total pension and OPRP adjustments	(7)	10	(2)	8	—	8	—	1
Total	$1,273	$(1,460)	$306	$(1,154)	$—	$(1,154)	$—	$119

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other	AOCI Ending Balance
Year ended December 31, 2020
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$887	$(187)	$700	$—	$700
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(389)	82	(307)	—	(307)
Total net unrealized gains on securities	$862	498	(105)	393	—	393	$—	$1,255
Net unrealized gains on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		$70	$(14)	$56	$—	$56
Reclassification adjustment for investment income included in net earnings from discontinued operations		(40)	8	(32)	—	(32)
Total net unrealized gains on cash flow hedges	17	30	(6)	24	—	24	—	41
Foreign currency translation adjustments	(9)	(1)	—	(1)	(2)	(3)	(4)	(16)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$863	$527	$(111)	$416	$(2)	$414	$(4)	$1,273

Year ended December 31, 2019
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period		$997	$(209)	$788	$—	$788
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(11)	2	(9)	—	(9)
Total net unrealized gains on securities	$83	986	(207)	779	—	779	$—	$862
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		$39	$(8)	$31	$—	$31
Reclassification adjustment for investment income included in net earnings from discontinued operations		(3)	—	(3)	—	(3)
Total net unrealized gains (losses) on cash flow hedges	(11)	36	(8)	28	—	28	—	17
Foreign currency translation adjustments	(16)	7	—	7	—	7	—	(9)
Pension and other postretirement plans adjustments	(8)	1	—	1	—	1	—	(7)
Total	$48	$1,030	$(215)	$815	$—	$815	$—	$863
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2021		2020		2019
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings from continuing operations before income taxes (“EBT”)	$1,335		$339		$634

Income taxes at statutory rate	$280	21%	$71	21%	$133	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(16)	(1%)	(2)	(1%)	(3)	—%
Stock-based compensation	(13)	(1%)	(4)	(1%)	(7)	(1%)
Tax exempt interest	(8)	(1%)	(10)	(3%)	(11)	(2%)
Change in valuation allowance	(4)	—%	(117)	(35%)	17	3%
Dividend received deduction	(2)	—%	(2)	(1%)	(3)	—%
Adjustment to prior year taxes	(1)	—%	1	—%	(2)	—%
Tax benefit related to sale of Neon	—	—%	(72)	(21%)	—	—%
Nondeductible expenses	8	1%	4	1%	8	1%
Foreign operations	—	—%	149	44%	4	1%
Other	10	—%	7	3%	7	—%
Provision for income taxes as shown in the statement of earnings	$254	19%	$25	7%	$143	23%

On December 31, 2020, AFG completed the sale of the legal entities that own Neon Underwriting Limited (“Neon”, formerly known as Marketform Group Limited), a United Kingdom-based Lloyd’s insurer (see Note C — “Acquisitions and Sale of Businesses”), which resulted in a taxable loss for U.S. tax purposes. AFG recorded a $72 million tax benefit associated with this loss in 2020. Approximately $65 million of the $72 million tax benefit reduced current taxes payable while the remaining tax benefit will be received from the carry-back of the tax-basis capital loss to offset capital gains in prior tax years.

Due to uncertainty concerning the realization of the deferred tax benefits associated with losses incurred at Neon and its predecessor, Marketform, AFG maintained a full valuation allowance against the deferred tax assets related to the Lloyd’s insurance business. The effect of foreign operations and change in valuation allowance in 2020 in the table above reflect the transfer of the deferred tax assets related to Neon, to the buyer at closing, and the corresponding reduction in the valuation allowance. The changes in valuation allowance in 2019 are primarily increases in the valuation allowance on tax benefits related to losses in the Neon Lloyd’s insurance business.

Excluding the impact of the $72 million tax benefit on the sale and other impacts of Neon in 2020, AFG’s effective tax rate for the year ended December 31, 2020, was 28%.

Since almost all of AFG’s earnings are taxable based on U.S. tax rates, the Global Intangible Low-taxed Income (“GILTI”) provision is not expected to be material to AFG’s results of operations and will be recorded in the period that any tax arises.

AFG’s 2013 — 2021 tax years remain subject to examination by the IRS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Total earnings before income taxes include earnings subject to tax in foreign jurisdictions of $33 million in 2021 and losses subject to tax in foreign jurisdictions of $131 million in 2020 and $109 million in 2019. The losses in 2020 and 2019 are primarily related to the Neon Lloyd’s operations.

The total income tax provision of continuing operations consists of (in millions):

	2021	2020	2019
Current taxes:
Federal	$162	$46	$103
State	7	4	5
Foreign	1	3	2
Deferred taxes:
Federal	84	(28)	33
Provision for income taxes	$254	$25	$143
For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2021 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2022 - 2041	$56
Operating Loss – United Kingdom	indefinite	37	(*)
(*)£28 million

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities of continuing operations included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$12	$15
Foreign underwriting losses	9	6
Capital loss carryforwards	—	7
Insurance claims and reserves	249	240
Employee benefits	112	102
Other, net	26	45
Total deferred tax assets before valuation allowance	408	415
Valuation allowance against deferred tax assets	(25)	(29)
Total deferred tax assets	383	386
Deferred tax liabilities:
Investment securities	(200)	(129)
Deferred policy acquisition costs	(61)	(55)
Insurance claims and reserves transition liability	(17)	(21)
Real estate, property and equipment	(29)	(33)
Total deferred tax liabilities	(307)	(238)
Net deferred tax asset	$76	$148

AFG’s net deferred tax asset of its continuing operations at December 31, 2021 and 2020 is included in other assets in AFG’s Balance Sheet. The decrease in AFG’s net deferred tax asset of its continuing operations at December 31, 2021 compared to December 31, 2020 reflects GAAP earnings on equity method investments in excess of tax earnings, the increase in market value of equity securities that are reported at fair value, sales of equity securities in a loss position for tax purposes and the addition of a deferred tax liability (included in other, net) related to amortizable intangible assets acquired in the purchase of Verikai.

The likelihood of realizing deferred tax assets is reviewed periodically; any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The gross deferred tax asset has been reduced by a $9 million valuation allowance related to AFG’s net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules. A SRLY NOL can be used only by the entity that created it and only in years that both it and the consolidated group have taxable income. Approximately $27 million of AFG’s SRLY NOLs expired unutilized at December 31, 2021. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards was offset by corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations.

At December 31, 2021, there are unrecognized tax benefits and related interest and penalties of less than $1 million that, if recognized, would impact the effective tax rate. At December 31, 2020, there are no unrecognized tax benefits and related interest and penalties that, if recognized, would impact the effective tax rate. AFG’s provision for income taxes in 2021 included interest expense of less than $1 million related to unrecognized tax benefits. There is no interest expense related to unrecognized tax benefits included in AFG’s provision for income taxes in 2020 or 2019. There were liabilities of less than $1 million for interest related to unrecognized tax benefits at December 31, 2021. There is no liability for interest related to unrecognized tax benefits at December 31, 2020. There were no penalties related to unrecognized tax benefits included in AFG’s provision for income taxes in 2021 or 2020. AFG’s provision for income taxes in 2019 included penalties of less than $1 million. There is no liability for penalties related to unrecognized tax benefits at December 31, 2021 or December 31, 2020.

Cash payments for income taxes, net of refunds, were $212 million, $179 million and $278 million for 2021, 2020 and 2019, respectively.

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

AFG completed an in-depth internal review of its asbestos and environmental (“A&E”) reserves in the third quarter of 2021. The review did not identify any new trends and resulted in immaterial adjustments to AFG’s A&E reserves. AFG completed a comprehensive external study of its A&E exposures in the third quarter of 2020 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $47 million for the property and casualty group and $21 million for the former railroad and manufacturing operations. AFG also completed an in-depth internal review of its A&E exposures in the third quarter of 2019. The review resulted in special A&E charges of $18 million for the property and casualty group and $11 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for A&E reserves was $555 million at December 31, 2021; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $147 million.

At December 31, 2021, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $87 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2021, GAFRI had a liability of $7 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

N.    Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.23 billion at December 31, 2021, were on deposit as required by regulatory authorities.

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

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 3.5% at both December 31, 2021 and December 31, 2020, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $8 million and $9 million at December 31, 2021 and 2020, respectively).

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2021	2020	2019
Balance at beginning of period	$10,392	$10,232	$9,741
Less reinsurance recoverables, net of allowance	3,117	3,024	2,942
Net liability at beginning of period	7,275	7,208	6,799
Provision for losses and LAE occurring in the current year	3,436	3,398	3,414
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	—	47	18
Neon exited lines	—	19	7
Other	(279)	(193)	(168)
Total losses and LAE incurred	3,157	3,271	3,271
Payments for losses and LAE of:
Current year	(1,024)	(990)	(1,076)
Prior years	(1,753)	(1,766)	(1,790)
Total payments	(2,777)	(2,756)	(2,866)
Reserves of businesses disposed (*)	—	(449)	—
Foreign currency translation and other	—	1	4
Net liability at end of period	7,655	7,275	7,208
Add back reinsurance recoverables, net of allowance	3,419	3,117	3,024
Gross unpaid losses and LAE included in the balance sheet	$11,074	$10,392	$10,232
(*)Reflects the December 31, 2020 sale of Neon (see Note C — “Acquisitions and Sale of Businesses”).

The 2021 and 2020 provision for losses and LAE occurring in the current year includes $16 million and $115 million (including $20 million recorded by the Neon exited lines), respectively, of COVID-19 related losses. In addition, the net decrease in the provision for losses and LAE includes favorable development of $19 million in 2021 related to COVID-19 related losses.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The net decrease in the provision for claims of prior years in 2021 reflects (i) lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business, lower than expected claim severity in the ocean marine business and lower than expected claim frequency in the aviation business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the general liability and targeted markets businesses (within the Specialty casualty sub-segment) and (ii) net adverse reserve development related to business outside the Specialty group that AFG no longer writes.

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

The net decrease in the provision for claims of prior years in 2019 reflects (i) lower than expected claim frequency and severity at National Interstate and lower than expected losses in the crop business (all within the Property and transportation sub-segment), (ii) lower than anticipated claim frequency and severity in the workers’ compensation businesses (within the Specialty casualty sub-segment), and (iii) lower than expected claim frequency and severity in the surety and financial institutions businesses and lower than anticipated claim severity in the trade credit business (all within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $18 million special charge to increase asbestos and environmental reserves and adverse reserve development of $7 million on Neon’s exited lines of business, (ii) higher than expected claim severity in the excess and surplus businesses and higher than expected claim frequency in product liability contractor claims (all within the Specialty casualty sub-segment), and (iii) net adverse reserve development related to business outside the Specialty group that AFG no longer writes.

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2021
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,318
Specialty casualty	4,447
Specialty financial	256
Other specialty	434
Total Specialty (excluding foreign reserves)	6,455

Other reserves
Foreign operations	349
A&E reserves	408
Unallocated LAE	382
Other	61
Total other reserves	1,200
Total reserves, net of reinsurance	7,655

Add back reinsurance recoverables, net of allowance	3,419
Gross unpaid losses and LAE included in the balance sheet	$11,074

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2021
	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$864	$857	$871	$883	$894	$890	$886	$881	$879	$877	$3	143,144
2013		882	870	872	878	878	877	873	871	870	5	138,947
2014			844	828	817	820	815	808	804	802	6	133,218
2015				818	784	779	777	777	772	768	9	134,923
2016					746	716	714	706	694	688	15	121,191
2017						889	847	843	823	816	19	140,714
2018							932	902	886	876	35	130,271
2019								1,111	1,058	1,051	65	153,560
2020									1,043	974	138	120,696
2021										1,119	397	108,153
									Total	$8,841

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	% (a)
2012	$572	$708	$772	$816	$842	$856	$882	$869	$872	$873	99.5%
2013		438	702	760	804	831	847	858	860	861	99.0%
2014			329	632	693	744	770	783	789	791	98.6%
2015				359	582	667	707	736	744	750	97.7%
2016					294	521	577	618	640	656	95.3%
2017						379	640	696	735	755	92.5%
2018							396	676	738	781	89.2%
2019								527	823	904	86.0%
2020									461	726	74.5%
2021										449	40.1%
									Total	$7,546
				Unpaid losses and LAE — years 2012 through 2021						1,295
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								23
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,318

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	47.5%	29.4%	7.8%	5.3%	3.1%	1.7%	1.4%	(0.3%)	0.2%	0.1%
Cumulative	47.5%	76.9%	84.7%	90.0%	93.1%	94.8%	96.2%	95.9%	96.1%	96.2%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2021).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2021
	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$901	$892	$885	$885	$883	$877	$849	$842	$833	$826	$23	54,827
2013		968	949	945	940	945	926	916	905	898	35	55,128
2014			1,035	1,008	1,008	1,006	982	967	952	950	50	56,942
2015				1,081	1,043	1,041	1,042	1,024	1,021	1,015	67	58,076
2016					1,131	1,122	1,116	1,101	1,090	1,069	124	56,407
2017						1,211	1,221	1,204	1,189	1,162	200	56,975
2018							1,277	1,307	1,302	1,262	297	58,808
2019								1,308	1,311	1,322	442	58,304
2020									1,352	1,329	631	52,733
2021										1,384	907	48,149
									Total	$11,217

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	% (a)
2012	$173	$385	$516	$621	$684	$723	$745	$761	$775	$783	94.8%
2013		182	396	554	666	729	766	797	820	835	93.0%
2014			190	412	574	680	755	801	829	862	90.7%
2015				178	411	577	702	792	844	888	87.5%
2016					186	418	584	713	806	870	81.4%
2017						200	422	612	755	833	71.7%
2018							210	475	649	794	62.9%
2019								212	455	651	49.2%
2020									188	446	33.6%
2021										191	13.8%
									Total	$7,153
				Unpaid losses and LAE — years 2012 through 2021						4,064
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								383
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$4,447

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	17.4%	21.7%	15.9%	12.1%	7.8%	5.0%	3.3%	2.7%	1.7%	1.0%
Cumulative	17.4%	39.1%	55.0%	67.1%	74.9%	79.9%	83.2%	85.9%	87.6%	88.6%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2021).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2021
	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$163	$163	$151	$139	$137	$135	$132	$127	$126	$125	$1	21,094
2013		140	145	137	131	127	126	122	122	120	1	28,475
2014			146	157	156	153	147	142	137	136	1	29,466
2015				156	160	158	153	145	138	136	2	37,626
2016					179	184	187	182	174	170	4	45,157
2017						212	215	212	208	203	8	48,781
2018							212	217	219	207	15	46,697
2019								194	198	191	23	41,735
2020									231	215	49	29,254
2021										223	110	23,349
									Total	$1,726

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	% (a)
2012	$71	$104	$109	$117	$121	$126	$128	$126	$125	$125	100.0%
2013		70	100	107	113	117	117	118	118	118	98.3%
2014			62	109	125	128	137	139	141	140	102.9%
2015				72	110	129	133	132	134	134	98.5%
2016					88	141	158	161	163	164	96.5%
2017						120	169	186	194	193	95.1%
2018							112	163	187	188	90.8%
2019								99	146	164	85.9%
2020									100	144	67.0%
2021										98	43.9%
									Total	$1,468
				Unpaid losses and LAE — years 2012 through 2021						258
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								(2)
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$256

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	52.1%	26.5%	9.4%	3.2%	2.2%	1.5%	1.0%	(0.8%)	(0.4%)	—%
Cumulative	52.1%	78.6%	88.0%	91.2%	93.4%	94.9%	95.9%	95.1%	94.7%	94.7%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2021).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2021
	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$42	$40	$39	$40	$41	$39	$39	$36	$37	$38	$2	—
2013		46	47	46	47	50	53	58	58	60	1	—
2014			58	57	59	59	60	61	64	66	7	—
2015				59	60	63	66	76	82	84	7	—
2016					61	61	65	71	76	77	13	—
2017						63	65	70	81	88	12	—
2018							86	90	92	94	35	—
2019								108	107	108	44	—
2020									122	117	80	—
2021										135	117	—
									Total	$867

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	% (b)
2012	$8	$17	$21	$25	$28	$30	$30	$32	$33	$34	89.5%
2013		7	16	22	34	37	44	51	53	57	95.0%
2014			13	21	30	36	43	50	53	54	81.8%
2015				10	26	31	50	62	69	75	89.3%
2016					9	19	31	47	53	60	77.9%
2017						10	19	30	52	63	71.6%
2018							12	23	32	44	46.8%
2019								9	24	49	45.4%
2020									9	21	17.9%
2021										8	5.9%
									Total	$465
				Unpaid losses and LAE — years 2012 through 2021						402
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								32
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$434

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	12.2%	14.3%	12.6%	17.3%	9.7%	9.0%	5.8%	3.4%	4.6%	2.6%
Cumulative	12.2%	26.5%	39.1%	56.4%	66.1%	75.1%	80.9%	84.3%	88.9%	91.5%
(a)The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).
(b)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2021).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2021
	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,970	$1,952	$1,946	$1,947	$1,955	$1,941	$1,906	$1,886	$1,875	$1,866	$29	219,065
2013		2,036	2,011	2,000	1,996	2,000	1,982	1,969	1,956	1,948	42	222,550
2014			2,083	2,050	2,040	2,038	2,004	1,978	1,957	1,954	64	219,626
2015				2,114	2,047	2,041	2,038	2,022	2,013	2,003	85	230,625
2016					2,117	2,083	2,082	2,060	2,034	2,004	156	222,755
2017						2,375	2,348	2,329	2,301	2,269	239	246,470
2018							2,507	2,516	2,499	2,439	382	235,776
2019								2,721	2,674	2,672	574	253,599
2020									2,748	2,635	898	202,683
2021										2,861	1,531	179,651
									Total	$22,651

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2012–2020 is Supplementary Information and Unaudited)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	% (a)
2012	$824	$1,214	$1,418	$1,579	$1,675	$1,735	$1,785	$1,788	$1,805	$1,815	97.3%
2013		697	1,214	1,443	1,617	1,714	1,774	1,824	1,851	1,871	96.0%
2014			594	1,174	1,422	1,588	1,705	1,773	1,812	1,847	94.5%
2015				619	1,129	1,404	1,592	1,722	1,791	1,847	92.2%
2016					577	1,099	1,350	1,539	1,662	1,750	87.3%
2017						709	1,250	1,524	1,736	1,844	81.3%
2018							730	1,337	1,606	1,807	74.1%
2019								847	1,448	1,768	66.2%
2020									758	1,337	50.7%
2021										746	26.1%
									Total	$16,632
				Unpaid losses and LAE — years 2012 through 2021						6,019
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								436
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$6,455

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	31.8%	24.6%	12.1%	8.9%	5.6%	3.5%	2.5%	1.1%	1.0%	0.5%
Cumulative	31.8%	56.4%	68.5%	77.4%	83.0%	86.5%	89.0%	90.1%	91.1%	91.6%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2021).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Policy Acquisition Costs   Included in property and casualty insurance commissions and other underwriting expenses in AFG’s Statement of Earnings is amortization of deferred policy acquisition costs of $580 million, $615 million, and $721 million in 2021, 2020 and 2019, respectively.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2021	2020	2019	2021	2020
Property and casualty companies	$1,007	$481	$584	$4,221	$3,643

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) applies to property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2021 and 2020, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2021 or 2020.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2022 from its insurance subsidiaries without seeking regulatory approval is $843 million. Additional amounts of dividends require regulatory approval.

Holding Company Dividends   AFG declared and paid common stock dividends to shareholders totaling $2.38 billion, $336 million and $446 million in 2021, 2020 and 2019, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2021, AFG could pay dividends in excess of $1 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

Reinsurance   In the normal course of business, AFG cedes reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. However, AFG remains liable to its insureds regardless of whether a reinsurer is able to meet its obligations. The following table shows (in millions) (i) amounts deducted from property and casualty written and earned premiums in connection with reinsurance ceded, (ii) written and earned premiums included in income for reinsurance assumed and (iii) reinsurance recoveries, which represent ceded losses and loss adjustment expenses.

	2021	2020	2019
Direct premiums written	$7,700	$6,862	$7,044
Reinsurance assumed	246	225	255
Reinsurance ceded	(2,373)	(2,074)	(1,957)
Net written premiums	$5,573	$5,013	$5,342

Direct premiums earned	$7,462	$6,846	$6,848
Reinsurance assumed	249	237	226
Reinsurance ceded	(2,307)	(1,984)	(1,889)
Net earned premiums	$5,404	$5,099	$5,185

Reinsurance recoveries	$1,478	$1,522	$1,404

AFG maintains supplemental fully collateralized reinsurance coverage up to 94% of $325 million for catastrophe losses in excess of $125 million of traditional catastrophe reinsurance through a catastrophe bond. AFG’s cost for this coverage is approximately $16 million per year. Recoveries from the catastrophe bond apply before calculating losses recoverable from this catastrophe excess of loss reinsurance.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of guidance effective January 1, 2020, which impacts the accounting for expected credit losses of recoverables from reinsurers and premiums receivable. AFG reviews the allowance quarterly and makes adjustments as necessary to reflect changes in expected credit losses. Progressions of the allowance for expected credit losses are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2021	2020	2021	2020
Balance at January 1	$6	$18	$10	$13
Impact of adoption of new accounting policy	—	(11)	—	(3)
Provision for expected credit losses	2	—	(2)	1
Write-offs charged against the allowance	—	—	—	(1)
Businesses disposed	—	(1)	—	—
Balance at December 31	$8	$6	$8	$10

Prior to the new guidance, AFG recorded a net expense reduction against the allowance for uncollectible reinsurance recoverables of less than $1 million in 2019.

O.    Additional Information

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2021, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $499 million.

Benefit Plans   AFG expensed approximately $61 million in 2021, $41 million in 2020 and $39 million in 2019 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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
Schedules filed herewith for 2021, 2020, and 2019:
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

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$589	$215
Investment in securities	1,281	80
Investment in subsidiaries (a)	5,334	8,525
Other investments	2	2
Other assets	103	213
Total assets	$7,309	$9,035

Liabilities and Equity:
Long-term debt	$1,964	$1,963
Other liabilities	333	283
Shareholders’ equity	5,012	6,789
Total liabilities and equity	$7,309	$9,035

Condensed Statement of Earnings

	Year ended December 31,
	2021	2020	2019
Revenues:
Dividends from subsidiaries	$835	$543	$417
Equity in undistributed earnings of subsidiaries	1,721	474	888
Investment and other income	29	32	20
Total revenues	2,585	1,049	1,325

Costs and Expenses:
Interest charges on intercompany borrowings	7	8	8
Interest charges on other borrowings	94	88	68
Other expenses	129	94	113
Total costs and expenses	230	190	189

Earnings before income taxes	2,355	859	1,136
Provision for income taxes	360	127	239
Net Earnings Attributable to Shareholders	$1,995	$732	$897

Condensed Statement of Comprehensive Income

	Year ended December 31,
	2021	2020	2019
Net earnings attributable to shareholders	$1,995	$732	$897
Other comprehensive income (loss), net of tax	(1,154)	414	815
Total comprehensive income (loss), net of tax	$841	$1,146	$1,712

________________________
(a)Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2021	2020	2019
Operating Activities:
Net earnings attributable to shareholders	$1,995	$732	$897
Adjustments:
Equity in net earnings of subsidiaries	(2,144)	(780)	(1,032)
Dividends from subsidiaries	830	543	408
Other operating activities, net	152	(12)	33
Net cash provided by operating activities	833	483	306

Investing Activities:
Capital contributions to subsidiaries	(107)	(297)	(60)
Returns of capital from subsidiaries	3	—	4
Purchases of:
Investments, property and equipment	(1,478)	(2)	(3)
Businesses	(120)	—	—
Proceeds from:
Maturities and redemptions of investments	277	2	3
Sales of investments, property and equipment	11	—	—
Sales of businesses	3,581	3	—
Net cash provided by (used in) investing activities	2,167	(294)	(56)

Financing Activities:
Additional long-term borrowings	—	634	315
Reductions of long-term debt	—	(150)	(150)
Issuances of Common Stock	67	23	37
Repurchases of Common Stock	(319)	(313)	—
Cash dividends paid on Common Stock	(2,374)	(334)	(444)
Net cash used in financing activities	(2,626)	(140)	(242)

Net Change in Cash and Cash Equivalents	374	49	8
Cash and cash equivalents at beginning of year	215	166	158
Cash and cash equivalents at end of year	$589	$215	$166

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2021
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums
2021
Property and casualty insurance	$267	$11,074	$3,041	$5,404	$663	$3,157	$580	$967	$5,573
Other	—	—	—	—	67	—	—	513	—
Total	$267	$11,074	$3,041	$5,404	$730	$3,157	$580	$1,480	$5,573

2020
Property and casualty insurance	$244	$10,392	$2,803	$5,099	$399	$3,271	$615	$1,036	$5,013
Other	—	—	—	—	62	—	—	508	—
Total	$244	$10,392	$2,803	$5,099	$461	$3,271	$615	$1,544	$5,013

2019
Property and casualty insurance	$322	$10,232	$2,830	$5,185	$472	$3,271	$721	$1,027	$5,342
Other	—	—	—	—	60	—	—	560	—
Total	$322	$10,232	$2,830	$5,185	$532	$3,271	$721	$1,587	$5,342

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 25, 2022	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 25, 2022
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 25, 2022
S. Craig Lindner	(Principal Executive Officer)

/s/ Brian S. Hertzman	Senior Vice President and Chief Financial Officer	February 25, 2022
Brian S. Hertzman	(Principal Financial and Accounting Officer)

/s/ John B. Berding	Director	February 25, 2022
John B. Berding

/s/ James E. Evans	Director	February 25, 2022
James E. Evans

/s/ Terry S. Jacobs	Director*	February 25, 2022
Terry S. Jacobs

/s/ Gregory G. Joseph	Lead Independent Director*	February 25, 2022
Gregory G. Joseph

/s/ Mary Beth Martin	Director	February 25, 2022
Mary Beth Martin

/s/ Amy Y. Murray	Director	February 25, 2022
Amy Y. Murray

/s/ Evans N. Nwankwo	Director	February 25, 2022
Evans N. Nwankwo

/s/ William W. Verity	Director	February 25, 2022
William W. Verity

/s/ John I. Von Lehman	Director*	February 25, 2022
John I. Von Lehman

* Member of the Audit Committee