Form 10-Q
period 2022-03-31
AMERICAN FINANCIAL GROUP INC
filed 2022-05-09
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2022, there were 85,102,026 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$1,181	$2,131
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,954 and $10,193; allowance for expected credit losses of $7 and $9)	10,809	10,357
Fixed maturities, trading at fair value	30	28
Equity securities, at fair value	1,022	1,042
Investments accounted for using the equity method	1,619	1,517
Mortgage loans	784	520
Real estate and other investments	156	150
Total cash and investments	15,601	15,745
Recoverables from reinsurers	3,478	3,519
Prepaid reinsurance premiums	933	834
Agents’ balances and premiums receivable	1,391	1,265
Deferred policy acquisition costs	271	267
Assets of managed investment entities	5,231	5,296
Other receivables	645	857
Other assets	966	902
Goodwill	246	246
Total assets	$28,762	$28,931

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$10,986	$11,074
Unearned premiums	3,206	3,041
Payable to reinsurers	910	920
Liabilities of managed investment entities	5,112	5,220
Long-term debt	1,917	1,964
Other liabilities	1,796	1,700
Total liabilities	23,927	23,919

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 85,102,829 and 84,920,965 shares outstanding	85	85
Capital surplus	1,340	1,330
Retained earnings	3,541	3,478
Accumulated other comprehensive income (loss), net of tax	(131)	119
Total shareholders’ equity	4,835	5,012
Total liabilities and shareholders’ equity	$28,762	$28,931

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2022	2021
Revenues:
Property and casualty insurance net earned premiums	$1,302	$1,173
Net investment income	230	188
Realized gains (losses) on securities	(15)	77
Income of managed investment entities:
Investment income	46	46
Gain (loss) on change in fair value of assets/liabilities	(5)	2
Other income	30	23
Total revenues	1,588	1,509

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	667
Commissions and other underwriting expenses	414	380
Interest charges on borrowed money	23	24
Expenses of managed investment entities	39	39
Other expenses	58	64
Total costs and expenses	1,227	1,174
Earnings from continuing operations before income taxes	361	335
Provision for income taxes	71	68
Net earnings from continuing operations	290	267
Net earnings from discontinued operations	—	152
Net Earnings	$290	$419

Earnings per Basic Common Share:
Continuing operations	$3.41	$3.11
Discontinued operations	—	1.77
Total basic earnings	$3.41	$4.88
Earnings per Diluted Common Share:
Continuing operations	$3.40	$3.08
Discontinued operations	—	1.76
Total diluted earnings	$3.40	$4.84
Average number of Common Shares:
Basic	85.0	85.9
Diluted	85.2	86.6

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2022	2021
Net earnings	$290	$419

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period	(247)	(281)
Reclassification adjustment for realized (gains) losses included in net earnings	2	(11)
Total net unrealized losses on securities	(245)	(292)
Net unrealized losses on cash flow hedges	(4)	(14)
Foreign currency translation adjustments	(1)	—
Other comprehensive loss, net of tax	(250)	(306)

Comprehensive income	$40	$113

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	290	—	290
Other comprehensive loss	—	—	—	(250)	(250)
Dividends ($2.56 per share)	—	—	(217)	—	(217)
Shares issued:
Exercise of stock options	105,404	4	—	—	4
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	10,607	1	—	—	1
Dividend reinvestment plan	6,282	1	—	—	1
Stock-based compensation expense	—	6	—	—	6
Shares acquired and retired	(35,201)	(1)	(4)	—	(5)
Shares exchanged — benefit plans	(47,909)	(1)	(6)	—	(7)
Forfeitures of restricted stock	(8,399)	—	—	—	—
Balance at March 31, 2022	85,102,829	$1,425	$3,541	$(131)	$4,835

Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789
Net earnings	—	—	419	—	419
Other comprehensive loss	—	—	—	(306)	(306)
Dividends ($0.50 per share)	—	—	(43)	—	(43)
Shares issued:
Exercise of stock options	403,012	19	—	—	19
Restricted stock awards	207,020	—	—	—	—
Other benefit plans	15,632	2	—	—	2
Dividend reinvestment plan	2,306	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(1,757,702)	(28)	(164)	—	(192)
Shares exchanged — benefit plans	(76,984)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(12,468)	—	—	—	—
Balance at March 31, 2021	85,126,062	$1,364	$4,354	$967	$6,685

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2022	2021
Operating Activities:
Net earnings	$290	$419
Adjustments:
Depreciation and amortization	26	99
Annuity benefits	—	161
Realized (gains) losses on investing activities	15	(158)
Net purchases of trading securities	(1)	(3)
Deferred annuity and life policy acquisition costs	—	(49)
Change in:
Reinsurance and other receivables	39	275
Other assets	1	164
Insurance claims and reserves	77	5
Payable to reinsurers	(10)	(54)
Other liabilities	18	(25)
Managed investment entities’ assets/liabilities	172	(38)
Other operating activities, net	(124)	(169)
Net cash provided by operating activities	503	627

Investing Activities:
Purchases of:
Fixed maturities	(1,682)	(3,443)
Equity securities	(45)	(41)
Mortgage loans	(265)	(35)
Equity index options and other investments	(47)	(164)
Real estate, property and equipment	(23)	(13)
Proceeds from:
Maturities and redemptions of fixed maturities	959	1,947
Repayments of mortgage loans	1	12
Sales of fixed maturities	17	147
Sales of equity securities	60	350
Sales and settlements of equity index options and other investments	59	269
Sales of real estate, property and equipment	—	—
Managed investment entities:
Purchases of investments	(357)	(527)
Proceeds from sales and redemptions of investments	217	557
Other investing activities, net	(5)	3
Net cash used in investing activities	(1,111)	(938)

Financing Activities:
Reductions of long-term debt	(50)	—
Issuances of Common Stock	5	20
Repurchases of Common Stock	(5)	(192)
Cash dividends paid on Common Stock	(216)	(43)
Annuity receipts	—	1,179
Ceded annuity receipts	—	(207)
Annuity surrenders, benefits and withdrawals	—	(1,148)
Ceded annuity surrenders, benefits and withdrawals	—	167
Net transfers from variable annuity assets	—	25
Issuances of managed investment entities’ liabilities	60	752
Retirements of managed investment entities’ liabilities	(136)	(725)
Net cash used in financing activities	(342)	(172)
Net Change in Cash and Cash Equivalents	(950)	(483)
Cash and cash equivalents at beginning of period	2,131	2,810
Cash and cash equivalents at end of period	1,181	2,327
Less: cash and cash equivalents at end of period from discontinued operations	—	636
Cash and cash equivalents at end of period from continuing operations	$1,181	$1,691

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Discontinued Operations	I.	Long-Term Debt
C.	Acquisition and Sale of Businesses	J.	Shareholders’ Equity
D.	Segments of Operations	K.	Income Taxes
E.	Fair Value Measurements	L.	Contingencies
F.	Investments	M.	Insurance
G.	Managed Investment Entities	N.	Subsequent Events

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2022, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first three months of 2022.

Investments   Equity securities other than those accounted for under the equity method are reported at fair value with holding gains and losses generally recorded in realized gains (losses) on securities. However, AFG records holding gains and losses on its portfolio of limited partnerships and similar investments, which do not qualify for equity method accounting and are carried at fair value, and certain other securities classified at purchase as “fair value through net investment income” in net investment income.

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

Realized gains or losses on the disposal of fixed maturity securities are determined on the specific identification basis. When a decline in the value of an available for sale fixed maturity is considered to be other-than-temporary at the balance sheet date, an allowance for credit losses (impairment), including any write-off of accrued interest, is charged to earnings (included in realized gains (losses) on securities). If management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell it before recovery of its amortized cost basis (net of allowance), then the impairment is separated into two components: (i) the allowance related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment is recorded in earnings to reduce the amortized cost (net of allowance) of that security to fair value. The allowance is limited to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses are recorded immediately in net earnings through realized gains (losses).

Credit Losses on Financial Instruments Measured at Amortized Cost   Credit-related impairments for financial instruments measured at amortized cost (mortgage loans, premiums receivable and reinsurance recoverables) reflect estimated credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. Expected credit losses, and subsequent increases or decreases in such expected losses, are recorded immediately through net earnings as an allowance that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the balance sheet at the amount expected to be collected.

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. Derivatives that do not qualify for hedge accounting under GAAP consist primarily of components of certain fixed maturity securities (primarily interest-only and principal only MBS).

To qualify for hedge accounting, at the inception of a derivative contract, AFG formally documents the relationship between the terms of the hedge and the hedged items and its risk management objective. This documentation includes defining how hedge effectiveness is evaluated at the inception date and over the life of the derivative.

Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI and are reclassified into earnings when the variability of the cash flows from the hedged items impacts earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item in the statement of earnings as the cash flows from the hedged item. AFG used interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities.

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

At March 31, 2022, assets and liabilities of managed investment entities included $167 million in assets and $137 million in liabilities of a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in May 2022. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At March 31, 2022 AFG has a $127 million lease liability included in other liabilities and a lease right-of-use asset of $111 million included in other assets compared to $136 million and $118 million, respectively, at December 31, 2021.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2022 and 2021 — 0.2 million and 0.7 million.

There were no anti-dilutive potential common shares for the first three months of 2022 or 2021.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Discontinued Operations

Annuity Business   Effective May 31, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”). MassMutual acquired Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations. Proceeds from the sale were $3.57 billion (including $34 million in post-closing adjustments) and AFG realized a $656 million net gain on the sale in the first six months of 2021. The sale continues to be subject to tax-related post-closing adjustments, which are not expected to be material and are expected to be completed in 2022.

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

May 31, 2021
Assets of businesses sold:
Cash and cash equivalents	$2,060
Investments	38,323
Recoverables from reinsurers	6,748
Other assets	2,152
Total assets of discontinued annuity operations	49,283
Liabilities of businesses sold:
Annuity benefits accumulated	43,690
Other liabilities	1,813
Total liabilities of discontinued annuity operations	45,503
Reclassify AOCI	(913)
Net investment in annuity businesses sold, excluding AOCI	$2,867

Details of the results of operations for the discontinued annuity operations were (in millions):

Three months ended March 31, 2021
Net investment income	$447
Realized gains on securities	81
Other income	32
Total revenues	560
Annuity benefits	161
Annuity and supplemental insurance acquisition expenses	112
Other expenses	46
Total costs and expenses	319
Earnings before income taxes from discontinued operations	241
Provision for income taxes on discontinued operations	48
Tax liabilities triggered by pending sale	41
Net earnings from discontinued operations	$152

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of the sale of the annuity business is shown below (in millions):

May 31, 2021
Cash proceeds	$3,571
Sale related expenses	(8)
Total net proceeds	3,563

Net investment in annuity businesses sold, excluding AOCI	2,867
Reclassify net deferred tax asset	(199)
Pretax gain on sale	895
Income tax expense:
Reclassify net deferred tax asset	199
Tax liabilities triggered by pending sale in the first quarter of 2021	41
Other	(1)
Total income tax expense	239
Net gain on sale	$656

Summarized cash flows for the discontinued annuity operations were (in millions):

Three months ended March 31, 2021
Net cash provided by operating activities	$209
Net cash used in investing activities	(734)
Net cash provided by financing activities	16

Derivatives   The vast majority of AFG’s derivatives that do not qualify for hedge accounting were held by the sold annuity subsidiaries. The following table summarizes the gains (losses) included in net earnings from discontinued operations for changes in the fair value of derivatives that do not qualify for hedge accounting for the first three months of 2021 (in millions):

Derivative	Three months ended March 31, 2021
MBS with embedded derivatives	$—
Fixed-indexed and variable-indexed annuities (embedded derivative)	(40)
Equity index call options	114
Equity index put options	2
Reinsurance contract (embedded derivative)	1
$77

C.    Acquisition and Sale of Businesses

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

Expenses related to the acquisition were approximately $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Verikai based on management’s best estimate of fair value as of the acquisition date. While no adjustments were made during the first three months of 2022 and management does not expect significant adjustments, the purchase price allocation continues to be subject to refinement during 2022.

Annuity Operations   See Note B — “Discontinued Operations,” for information on the 2021 sale of AFG’s annuity operations.

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

The following tables (in millions) show AFG’s revenues and earnings from continuing operations before income taxes by segment and sub-segment.

	Three months ended March 31,
	2022	2021
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$443	$394
Specialty casualty	639	571
Specialty financial	163	157
Other specialty	57	51
Total premiums earned	1,302	1,173
Net investment income	223	159
Other income	4	4
Total property and casualty insurance	1,529	1,336
Other	74	67
Real estate-related entities (*)	—	29
Total revenues before realized gains (losses)	1,603	1,432
Realized gains (losses) on securities	(15)	77
Total revenues	$1,588	$1,509
(*)Represents investment income from the real estate and real estate-related entities acquired from AFG’s discontinued annuity operations while they were held by those operations. Subsequent to the sale of the annuity operations, this income is included in the segment of the acquirer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended March 31,
	2022	2021
Earnings From Continuing Operations Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$62	$56
Specialty casualty	124	56
Specialty financial	29	25
Other specialty	(7)	(3)
Other lines	(1)	—
Total underwriting	207	134
Investment and other income, net	215	154
Total property and casualty insurance	422	288
Other (a)	(46)	(59)
Real estate-related entities (b)	—	29
Total earnings from continuing operations before realized gains (losses) and income taxes	376	258
Realized gains (losses) on securities	(15)	77
Total earnings from continuing operations before income taxes	$361	$335
(a)Includes holding company interest and expenses, including a $2 million loss on retirement of debt in the first three months of 2022.
(b)Represents investment income from the real estate and real estate-related entities acquired from AFG’s discontinued annuity operations while they were held by those operations. Subsequent to the sale of the annuity operations, this income is included in the segment of the acquirer.

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

The contingent consideration liability (included in other liabilities in AFG’s Balance Sheet) relates to AFG’s December 2021 acquisition of Verikai discussed in Note C — “Acquisition and Sale of Businesses.” The liability is remeasured at fair value at each balance sheet date with changes in fair value recognized in net earnings. To estimate the fair value of the contingent consideration liability, AFG uses a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3. There was no change to the estimated fair value of this liability during the first three months of 2022.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$208	$1	$—	$209
States, municipalities and political subdivisions	—	1,624	33	1,657
Foreign government	—	257	—	257
Residential MBS	—	1,520	11	1,531
Commercial MBS	—	100	—	100
Collateralized loan obligations	—	1,894	—	1,894
Other asset-backed securities	—	2,320	337	2,657
Corporate and other	10	2,250	244	2,504
Total AFS fixed maturities	218	9,966	625	10,809
Trading fixed maturities	—	30	—	30
Equity securities	617	44	361	1,022
Assets of managed investment entities (“MIE”)	191	5,028	12	5,231
Total assets accounted for at fair value	$1,026	$15,068	$998	$17,092
Liabilities:
Contingent consideration — acquisitions	$—	$—	$23	$23
Liabilities of managed investment entities	187	4,914	11	5,112
Other liabilities — derivatives	—	5	—	5
Total liabilities accounted for at fair value	$187	$4,919	$34	$5,140

December 31, 2021
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$215	$1	$—	$216
States, municipalities and political subdivisions	—	1,791	41	1,832
Foreign government	—	246	—	246
Residential MBS	—	946	14	960
Commercial MBS	—	104	—	104
Collateralized loan obligations	—	1,643	—	1,643
Other asset-backed securities	—	2,398	278	2,676
Corporate and other	11	2,402	267	2,680
Total AFS fixed maturities	226	9,531	600	10,357
Trading fixed maturities	—	28	—	28
Equity securities	679	50	313	1,042
Assets of managed investment entities	390	4,893	13	5,296
Total assets accounted for at fair value	$1,295	$14,502	$926	$16,723
Liabilities:
Contingent consideration — acquisitions	$—	$—	$23	$23
Liabilities of managed investment entities	384	4,823	13	5,220
Total liabilities accounted for at fair value	$384	$4,823	$36	$5,243

Approximately 6% of the total assets carried at fair value at March 31, 2022, were Level 3 assets. Approximately 16% ($164 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $58 million (6%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 19% ($186 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Internally developed fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately $590 million (59%) of the total fair value of Level 3 assets at March 31, 2022. Approximately 61% ($361 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the pricing model suggests a price in excess of 100% and the security is currently callable at 100%, management caps the fair value at 100%. Approximately 28% ($168 million) of these internally developed Level 3 assets are equity securities which are priced primarily using broker quotes and internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2022 and 2021 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(2)	—	(1)	—	(5)	33
Residential MBS	14	—	—	—	(1)	—	(2)	11
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	278	2	(9)	47	(15)	34	—	337
Corporate and other	267	—	(10)	28	(7)	—	(34)	244
Total AFS fixed maturities	600	2	(21)	75	(24)	34	(41)	625
Equity securities	313	22	—	30	(3)	3	(4)	361
Assets of MIE	13	(1)	—	—	—	—	—	12
Total Level 3 assets	$926	$23	$(21)	$105	$(27)	$37	$(45)	$998

Contingent consideration — acquisitions	$(23)	$—	$—	$—	$—	$—	$—	$(23)
Total Level 3 liabilities	$(23)	$—	$—	$—	$—	$—	$—	$(23)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	—	—	—	39
Residential MBS	38	(3)	—	6	—	3	(17)	27
Commercial MBS	2	—	—	—	—	—	(2)	—
Collateralized loan obligations	16	1	(1)	—	(1)	—	(9)	6
Other asset-backed securities	305	—	—	52	(23)	14	(22)	326
Corporate and other	138	1	(1)	84	(18)	2	(2)	204
Total AFS fixed maturities	538	(1)	(2)	142	(42)	19	(52)	602
Equity securities	176	53	—	12	(14)	—	—	227
Assets of MIE	21	4	—	1	—	—	(12)	14
Assets of discontinued annuity operations	2,971	70	(43)	196	(191)	32	(229)	2,806
Total Level 3 assets	$3,706	$126	$(45)	$351	$(247)	$51	$(293)	$3,649

Liabilities of discontinued annuity operations	$(3,933)	$(40)	$—	$(74)	$93	$—	$—	$(3,954)
Total Level 3 liabilities	$(3,933)	$(40)	$—	$(74)	$93	$—	$—	$(3,954)

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Cash and cash equivalents	$1,181	$1,181	$1,181	$—	$—
Mortgage loans	784	768	—	—	768
Total financial assets not accounted for at fair value	$1,965	$1,949	$1,181	$—	$768

Long-term debt	$1,917	$1,979	$—	$1,976	$3
Total financial liabilities not accounted for at fair value	$1,917	$1,979	$—	$1,976	$3

December 31, 2021
Financial assets:
Cash and cash equivalents	$2,131	$2,131	$2,131	$—	$—
Mortgage loans	520	533	—	—	533
Total financial assets not accounted for at fair value	$2,651	$2,664	$2,131	$—	$533

Long-term debt	$1,964	$2,261	$—	$2,258	$3
Total financial liabilities not accounted for at fair value	$1,964	$2,261	$—	$2,258	$3

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
F.    Investments

Available for sale fixed maturities at March 31, 2022 and December 31, 2021, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2022
Fixed maturities:
U.S. Government and government agencies	$216	$—	$1	$(8)	$(7)	$209
States, municipalities and political subdivisions	1,648	—	22	(13)	9	1,657
Foreign government	266	—	—	(9)	(9)	257
Residential MBS	1,550	—	36	(55)	(19)	1,531
Commercial MBS	100	—	—	—	—	100
Collateralized loan obligations	1,907	1	2	(14)	(12)	1,894
Other asset-backed securities	2,725	5	5	(68)	(63)	2,657
Corporate and other	2,542	1	16	(53)	(37)	2,504
Total fixed maturities	$10,954	$7	$82	$(220)	$(138)	$10,809

December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$216	$—	$2	$(2)	$—	$216
States, municipalities and political subdivisions	1,758	—	74	—	74	1,832
Foreign government	248	—	—	(2)	(2)	246
Residential MBS	915	—	48	(3)	45	960
Commercial MBS	102	—	2	—	2	104
Collateralized loan obligations	1,643	1	3	(2)	1	1,643
Other asset-backed securities	2,677	7	17	(11)	6	2,676
Corporate and other	2,634	1	55	(8)	47	2,680
Total fixed maturities	$10,193	$9	$201	$(28)	$173	$10,357

Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022			December 31, 2021
	Actual Cost		Fair Value	Actual Cost		Fair Value
		Fair Value	over Cost		Fair Value	over Cost
Common stocks	$496	$578	$82	$491	$586	$95
Perpetual preferred stocks	407	444	37	403	456	53
Total equity securities carried at fair value	$903	$1,022	$119	$894	$1,042	$148

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

			Net Investment Income
	Carrying Value		Three months ended March 31,
	March 31, 2022	December 31, 2021	2022	2021
Real estate-related investments (*)	$1,195	$1,130	$100	$54
Private equity	391	352	33	21
Private debt	33	35	—	3
Total investments accounted for using the equity method	$1,619	$1,517	$133	$78
(*)Includes 88% with underlying investments in multi-family properties, 1% in single family properties and 11% in other property types as of both March 31, 2022 and December 31, 2021.

The earnings (losses) from these investments are generally reported on a quarter lag due to the timing required to obtain the necessary information from the funds. AFG regularly reviews and discusses fund performance with the fund managers

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
to corroborate the reasonableness of the underlying reported asset values and to assess whether any events have occurred within the lag period that may materially affect the valuation of these investments.

With respect to partnerships and similar investments, AFG had unfunded commitments of $354 million and $366 million as of March 31, 2022 and December 31, 2021, respectively.

The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2022
Fixed maturities:
U.S. Government and government agencies	$(3)	$114	97%	$(5)	$61	92%
States, municipalities and political subdivisions	(12)	444	97%	(1)	12	92%
Foreign government	(9)	241	96%	—	—	—%
Residential MBS	(55)	1,213	96%	—	11	100%
Commercial MBS	—	52	100%	—	—	—%
Collateralized loan obligations	(12)	1,302	99%	(2)	78	98%
Other asset-backed securities	(63)	2,053	97%	(5)	82	94%
Corporate and other	(49)	1,226	96%	(4)	68	94%
Total fixed maturities	$(203)	$6,645	97%	$(17)	$312	95%

December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$(1)	$92	99%	$(1)	$22	96%
States, municipalities and political subdivisions	—	9	100%	—	13	100%
Foreign government	(2)	160	99%	—	—	—%
Residential MBS	(3)	419	99%	—	7	100%
Commercial MBS	—	34	100%	—	—	—%
Collateralized loan obligations	(1)	806	100%	(1)	77	99%
Other asset-backed securities	(8)	1,250	99%	(3)	81	96%
Corporate and other	(8)	500	98%	—	26	100%
Total fixed maturities	$(23)	$3,270	99%	$(5)	$226	98%

At March 31, 2022, the gross unrealized losses on fixed maturities of $220 million relate to 1,128 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 94% of the gross unrealized loss and 95% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Credit losses on available for sale fixed maturities are measured based on the present value of expected future cash flows compared to amortized cost. Impairment losses are recognized through an allowance and recoveries of previously impaired amounts are recorded as an immediate reversal of all or a portion of the allowance. In addition, the allowance on available for sale fixed maturities cannot cause the amortized cost net of the allowance to be below fair value. Accordingly, future changes in the fair value of an impaired security (when the allowance was limited by the fair value) due to reasons other than issuer credit (e.g. changes in market interest rates) result in increases or decreases in the allowance, which are recorded through realized gains (losses) on securities. A progression of the allowance for expected credit losses on fixed maturity securities held by AFG’s continuing operations is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at January 1, 2022	$8	$1	$9
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2022	$6	$1	$7

Balance at January 1, 2021	$10	$2	$12
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(1)	—	(1)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at March 31, 2021	$9	$1	$10
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first three months of 2022 and 2021, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of March 31, 2022 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$923	$930	9%
After one year through five years	2,572	2,539	23%
After five years through ten years	825	816	8%
After ten years	351	342	3%
	4,671	4,627	43%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,626	4,551	42%
MBS (average life of approximately 5 years)	1,650	1,631	15%
Total	$10,947	$10,809	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2022 or December 31, 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred in AFG’s continuing operations.

	Three months ended March 31,
	2022	2021
Investment income:
Fixed maturities	$80	$72
Equity securities:
Dividends	7	8
Change in fair value (*)	7	26
Equity in earnings of partnerships and similar investments	133	78
Other	7	6
Gross investment income	234	190
Investment expenses	(4)	(2)
Net investment income	$230	$188
(*)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on its portfolio of limited partnerships and similar investments that do not qualify for equity method accounting and certain other securities classified at purchase as “fair value through net investment income.”
Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(4)	$2	$(2)	$(311)	$(1)	$1	$—	$(44)
Equity securities	(13)	—	(13)	—	77	—	77	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(17)	2	(15)	(311)	76	1	77	(44)
Tax effects	3	—	3	66	(16)	—	(16)	9
Net of tax	$(14)	$2	$(12)	$(245)	$60	$1	$61	$(35)

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during the first three months of 2022 and 2021 on securities that were still owned at March 31, 2022 and March 31, 2021 as follows (in millions):

	Three months ended March 31,
	2022	2021
Included in realized gains (losses)	$(13)	$67
Included in net investment income	4	26
	$(9)	$93

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	Three months ended March 31,
	2022	2021
Gross gains	$1	$2
Gross losses	—	(1)

Derivatives Designated and Qualifying as Cash Flow Hedges   As of March 31, 2022, AFG has five active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term LIBOR.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between January 2025 and July 2027) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR. The total outstanding notional amount of AFG’s interest rate swaps was $408 million at March 31, 2022, all of which were entered into in the first three months of 2022. The fair value of the interest rate swaps, all of which were in a liability position and included in other liabilities at March 31, 2022, was $5 million. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of deferred taxes. The amount reclassified from AOCI (before taxes) to net earnings was income of $1 million for the first three months of 2022. A collateral receivable supporting these swaps of $15 million at March 31, 2022 is included in other assets in AFG’s Balance Sheet.

G.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 7.4% to 82.7% of the most subordinate debt tranche of thirteen active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2021, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $119 million (including $98 million invested in the most subordinate tranches) at March 31, 2022, and $76 million at December 31, 2021.

The following table shows a progression of the fair value of AFG's investment in CLO tranches held by continuing operations (in millions):

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$76	$57
Purchases	18	—
Sales	—	—
Distributions	(3)	(5)
Change in fair value	(2)	5
Balance at end of period (*)	$89	$57
(*)Excludes $30 million invested in a temporary warehousing entity that was established in connection with the formation of a new CLO that is expected to close in May 2022.
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2022	2021
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(57)	$46
Liabilities	52	(44)
Management fees paid to AFG	4	4
CLO earnings (losses) attributable to AFG:
From continuing operations	$(2)	$5
From discontinued annuity operations	—	13
Total	$(2)	$18
(*)Included in revenues in AFG’s Statement of Earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $123 million and $72 million at March 31, 2022 and December 31, 2021, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $223 million and $187 million at those dates. The CLO assets include loans with an aggregate fair value of $4 million at March 31, 2022 and $9 million at December 31, 2021, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $10 million at March 31, 2022 and $18 million at December 31, 2021).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.89 billion at March 31, 2022 and $1.64 billion at December 31, 2021.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $246 million during the first three months of 2022.

Included in other assets in AFG’s Balance Sheet is $104 million at March 31, 2022 and $106 million at December 31, 2021 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $15 million and $67 million, respectively. Amortization of intangibles was $2 million and $3 million in the first three months of 2022 and 2021, respectively.

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2022			December 31, 2021
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026 (*)	377	(2)	375	425	(3)	422
5.25% Senior Notes due April 2030	300	(5)	295	300	(5)	295
Other	3	—	3	3	—	3
	1,270	(9)	1,261	1,318	(10)	1,308

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,945	$(28)	$1,917	$1,993	$(29)	$1,964
(*)See Note N — “Subsequent Events” to the financial statements.

Scheduled principal payments on debt for the balance of 2022, the subsequent five years and thereafter are as follows: 2022 — none; 2023 — none; 2024 — none; 2025 — none; 2026 — $377 million; 2027 — none and thereafter — $1.57 billion.

See Note N — “Subsequent Events” for information on AFG’s announcement to redeem its 3.50% Senior Notes due August 2026.

In the first three months of 2022, AFG repurchased $48 million principal amount of its 3.50% Senior Notes due in August 2026 in open market transactions for $50 million.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2022 or December 31, 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

J.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)   Comprehensive income is defined as all changes in shareholders’ equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income (loss), which consists primarily of changes in net unrealized gains or losses on available for sale fixed maturity securities.

The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Three months ended March 31, 2022
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(313)	$66	$(247)
Reclassification adjustment for realized losses included in net earnings (*)		2	—	2
Total net unrealized gains (losses) on securities	$136	(311)	66	(245)	$(109)
Net unrealized gains (losses) on cash flow hedges	—	(5)	1	(4)	(4)
Foreign currency translation adjustments	(18)	(2)	1	(1)	(19)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$119	$(318)	$68	$(250)	$(131)

Three months ended March 31, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(355)	$74	$(281)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(14)	3	(11)
Total net unrealized gains (losses) on securities	$1,255	(369)	77	(292)	$963
Net unrealized gains (losses) on cash flow hedges	41	(17)	3	(14)	27
Foreign currency translation adjustments	(16)	—	—	—	(16)
Pension and other postretirement plans adjustments	(7)	—	—	—	(7)
Total	$1,273	$(386)	$80	$(306)	$967
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2022, AFG issued 151,080 shares of restricted Common Stock (fair value of $133.94 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $6 million and $5 million in the first three months of 2022 and 2021, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2022		2021
	Amount	% of EBT	Amount	% of EBT
Earnings from continuing operations before income taxes (“EBT”)	$361		$335

Income taxes at statutory rate	$76	21%	$70	21%
Effect of:
Stock-based compensation	(2)	(1%)	(2)	(1%)
Employee stock ownership plan dividend paid deduction	(2)	(1%)	—	—%
Tax exempt interest	(2)	(1%)	(2)	(1%)
Change in valuation allowance	(2)	(1%)	—	—%
Dividends received deduction	(1)	—%	—	—%
Foreign operations	5	2%	(1)	—%
Nondeductible expenses	2	1%	2	1%
Other	(3)	—%	1	—%
Provision for income taxes as shown in the statement of earnings	$71	20%	$68	20%

AFG’s net operating loss carryforwards (“NOL”) subject to separate return limitation year (“SRLY”) tax rules of $43 million will expire unutilized at December 31, 2022. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards will be offset by a corresponding reduction in the valuation allowance and will have no overall impact on AFG’s income tax expense or results of operations.

L.    Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2021 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of subsidiaries’ former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2022 and 2021 (in millions):

	Three months ended March 31,
	2022	2021
Balance at beginning of year	$11,074	$10,392
Less reinsurance recoverables, net of allowance	3,419	3,117
Net liability at beginning of year	7,655	7,275
Provision for losses and LAE occurring in the current period	781	726
Net decrease in the provision for claims of prior years	(88)	(59)
Total losses and LAE incurred	693	667
Payments for losses and LAE of:
Current year	(67)	(52)
Prior years	(647)	(622)
Total payments	(714)	(674)
Foreign currency translation and other	—	—
Net liability at end of period	7,634	7,268
Add back reinsurance recoverables, net of allowance	3,352	3,116
Gross unpaid losses and LAE included in the balance sheet at end of period	$10,986	$10,384

The net decrease in the provision for claims of prior years during the first three months of 2022 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch and lower than anticipated claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the targeted markets businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first three months of 2021 reflects (i) lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim frequency in the aviation business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the financial institutions business and lower than anticipated claim frequency in the surety business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than expected claim frequency and severity in equine business (within the Property and transportation sub-segment) and (ii) higher than anticipated claim severity in the targeted markets, professional liability and excess liability businesses (within the Specialty casualty sub-segment).

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2022 and 2021 allowance for expected credit losses on recoverables from reinsurers and premiums receivable related to continuing operations are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2022	2021	2022	2021
Balance at January 1	$8	$6	$8	$10
Provision for expected credit losses	(1)	1	(1)	1
Write-offs charged against the allowance	—	—	—	—
Balance at March 31	$7	$7	$7	$11

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
N.    Subsequent Events

On May 4, 2022, AFG announced a make-whole call to redeem all of its approximately $375 million in outstanding 3.50% Senior Notes due August 2026 on June 3, 2022. Management expects that the redemption of the 3.50% Senior Notes will result in a pretax loss on retirement of debt of less than $10 million in the second quarter of 2022. Concurrent with the debt retirement, AFG declared a special cash dividend of $8.00 per share of AFG Common Stock payable on May 27, 2022 to shareholders of record on May 20, 2022 (approximately $680 million in aggregate).

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	29	Managed Investment Entities	36
Overview	30	Results of Operations	39
Critical Accounting Policies	30	General	39
Liquidity and Capital Resources	31	Segmented Statement of Earnings	40
Ratios	31	Property and Casualty Insurance	41
Condensed Consolidated Cash Flows	31	Holding Company, Other and Unallocated	49
Parent and Subsidiary Liquidity	32	Real Estate Entities Acquired from the Annuity Operations	52
Investments	33	Discontinued Annuity Operations	52
Uncertainties	36

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
•the effects of the COVID-19 pandemic;
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
The objective of Management’s Discussion and Analysis is to provide a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of AFG’s financial condition, changes in financial condition and results of operations. The tables and narrative that follow are presented in a manner that is consistent with the information that AFG’s management uses to make operational decisions and allocate capital resources. They are provided to demonstrate the nature of the transactions and events that could impact AFG’s financial results. This discussion should be read in conjunction with the financial statements beginning on page 2.
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

AFG reported net earnings from continuing operations of $290 million ($3.40 per share, diluted) for the first three months of 2022 compared to $267 million ($3.08 per share, diluted) for the first three months of 2021 reflecting higher underwriting profit, higher net investment income and lower holding company expenses in 2022 compared to 2021, partially offset by net realized losses on securities in first three months of 2022 compared to net realized gains on securities in the first three months of 2021.

Sale of the Annuity Business
In May 2021, AFG sold its annuity business, including Great American Life Insurance Company (“GALIC”) and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company to Massachusetts Mutual Life Insurance Company (“MassMutual”). Total proceeds from the sale were $3.57 billion and AFG realized an after-tax gain on the sale of $656 million in the first six months of 2021.

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Inflation, supply chain disruption, labor shortages and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by rising inflation, the conflict between Russia and Ukraine and the COVID-19 pandemic. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

Management expects continued premium growth and strong underwriting results in the ongoing favorable property and casualty insurance market. In addition, the deployment of cash in a rising interest rate environment is expected to result in improved investment returns in 2022 compared to 2021.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2021 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2022		December 31,
	Actual	Adjusted (*)	2021	2020
Principal amount of long-term debt	$1,945	$1,568	$1,993	$1,993
Total capital	6,893	5,835	6,869	7,486
Ratio of debt to total capital:
Including subordinated debt	28.2%	26.9%	29.0%	26.6%
Excluding subordinated debt	18.4%	15.3%	19.2%	17.6%
(*)    Reflects the retirement of AFG’s 3.50% Senior Notes due in August 2026, which have been called for redemption on June 3, 2022 and the $8.00 special dividend payable on May 27, 2022 as if both transactions happened on March 31, 2022.

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

	Three months ended March 31,
	2022	2021
Net cash provided by operating activities	$503	$627
Net cash used in investing activities	(1,111)	(938)
Net cash used in financing activities	(342)	(172)
Net change in cash and cash equivalents	$(950)	$(483)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations, which were sold in May 2021, typically produced positive net operating cash flows as investment income exceeded acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $172 million during the first three months of 2022 and reduced cash flows from operating activities by $38 million in the first three months of 2021, accounting for a $210 million increase in cash flows from operating activities in the 2022 period compared to the 2021 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $331 million in the first three months of 2022 compared to $665 million in the first three months of 2021, a decrease of $334 million reflecting the sale of the annuity operations.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and, prior to the May 2021 sale, its discontinued annuity operations. Net cash used in investing activities was $1.11 billion for the first three months of 2022 compared to $938 million in the first three months of 2021, an increase of $173 million as the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in the first three months of 2022 more than offset the absence of investing activities from the disposed annuity operations. In addition to the investment of funds provided by the insurance operations, investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $140 million use of cash in the first three months of 2022 compared to a $30 million source of cash in the comparable 2021 period, accounting for a $170 million increase in net cash used in investing activities in the first three months of 2022 compared to the same 2021 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock, dividend payments and, prior to the sale of the annuity business, transactions with annuity policyholders. Net cash used in financing activities was $342 million for the first three months of 2022 compared to $172 million in the first three months of 2021, an increase of $170 million. The impact of a special dividend and $48 million in debt retirements in the first three months of 2022 was substantially offset by lower repurchases of AFG Common Stock compared to the first three months of 2021. During the first three months of 2022, AFG repurchased $5 million of its Common Stock compared to $192 million in the comparable 2021 period. In addition to its regular quarterly cash dividends, AFG paid a special cash dividend of $2.00 per share in March 2022, which resulted in total cash dividends paid of $216 million in the first three months of 2022 compared to $43 million in the first three months of 2021. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $76 million in the first three months of 2022 compared to issuances exceeding retirements by $27 million in the first three months of 2021, accounting for a $103 million increase in net cash used in financing activities in the 2022 period compared to the 2021 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG’s capital and liquidity was significantly enhanced as a result of the 2021 sale of its annuity business to MassMutual for proceeds of $3.57 billion. Management has and will continue to evaluate opportunities for deploying AFG’s significant remaining excess capital, including returning capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases. In addition, excess capital will be deployed into AFG’s property and casualty businesses as management identifies the potential for healthy, profitable organic growth, and opportunities to expand through acquisitions and start-ups that meet target return thresholds.

During the first three months of 2022, AFG repurchased 35,201 shares of its Common Stock for $5 million and paid a special cash dividend of $2.00 per share in March totaling $170 million. On May 4, 2022, AFG announced that it will

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
redeem all of its outstanding 3.50% Senior Notes due August 2026 on June 3, 2022, using cash on hand at the parent. In addition, AFG declared a special cash dividend of $8.00 per share (aggregate $680 million), payable on May 27, 2022.

During 2021, AFG repurchased 2,777,684 shares of its Common Stock for $319 million and paid special cash dividends of $26.00 per share of AFG Common Stock ($14.00 per share in June, $2.00 per share in August, $4.00 per share in October, $4.00 per share in November and $2.00 per share in December) totaling $2.21 billion.

AFG may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as management may determine, and will depend on prevailing market conditions, AFG’s liquidity requirements, contractual restrictions and other factors. During the first quarter of 2022, AFG repurchased $48 million principal amount of its 3.50% Senior Notes due 2026 for $50 million cash, which resulted in a $2 million loss on retirement of debt (included in other expenses).

In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes a predictive risk tool for assessing insurance risk, for $120 million using cash on hand at the parent.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2021 or the first three months of 2022.

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
AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and underwriting expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Even in the current uncertain economic environment, management believes that the capital levels in AFG’s insurance subsidiaries are adequate to maintain its business and rating agency ratings. Nonetheless, changes in statutory accounting rules, significant declines in the fair value of the insurance subsidiaries’ investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Investments
AFG’s investment portfolio at March 31, 2022, contained $10.81 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $30 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $705 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $317 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 85% was priced using pricing services at March 31, 2022 and 8% was priced primarily by using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2022 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,839
Percentage impact on fair value of 100 bps increase in interest rates	(2.5%)
Pretax impact on fair value of fixed maturity portfolio	$(271)
Approximately 90% of the fixed maturities held by AFG at March 31, 2022, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 3% were rated “non-investment grade” and 7% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 15% of AFG’s fixed maturity portfolio at March 31, 2022. AFG’s municipal bond portfolio is high quality, with more than 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2022, approximately 91% of the municipal bond portfolio was held in revenue bonds, with the remaining 9% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2022, is shown in the following table (dollars in millions). Approximately $559 million of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2022.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$3,293	$6,957
Amortized cost of securities, net of allowance for expected credit losses	$3,211	$7,177
Gross unrealized gain (loss)	$82	$(220)
Fair value as % of amortized cost	103%	97%
Number of security positions	964	1,128
Number individually exceeding $2 million gain or loss	2	9
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$36	$(55)
States and municipalities	22	(13)
Other asset-backed securities	5	(68)
Asset managers	2	(19)
Collateralized loan obligations	2	(14)
Percentage rated investment grade	90%	95%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2022, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	17%	1%
After one year through five years	34%	20%
After five years through ten years	10%	7%
After ten years	3%	3%
	64%	31%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	27%	51%
Mortgage-backed securities (average life of approximately 5 years)	9%	18%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2022
Securities with unrealized gains:
Exceeding $500,000 (27 securities)	$185	$26	116%
$500,000 or less (937 securities)	3,108	56	102%
	$3,293	$82	103%
Securities with unrealized losses:
Exceeding $500,000 (128 securities)	$2,272	$(134)	94%
$500,000 or less (1,000 securities)	4,685	(86)	98%
	$6,957	$(220)	97%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2022
Investment grade fixed maturities with losses for:
Less than one year (898 securities)	$6,326	$(193)	97%
One year or longer (71 securities)	285	(14)	95%
	$6,611	$(207)	97%
Non-investment grade fixed maturities with losses for:
Less than one year (114 securities)	$319	$(10)	97%
One year or longer (45 securities)	27	(3)	90%
	$346	$(13)	96%

When a decline in the value of a specific investment is considered to be other-than-temporary, an allowance for credit losses (impairment) is charged to earnings (accounted for as a realized loss). The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2021 Form 10-K under Management’s Discussion and Analysis — “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2022. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2021 Form 10–K.

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

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2022
Assets:
Cash and investments	$15,720	$—	$(119)	(*)	$15,601
Assets of managed investment entities	—	5,231	—		5,231
Other assets	7,930	—	—	(*)	7,930
Total assets	$23,650	$5,231	$(119)		$28,762
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,192	$—	$—		$14,192
Liabilities of managed investment entities	—	5,201	(89)	(*)	5,112
Long-term debt and other liabilities	4,623	—	—		4,623
Total liabilities	18,815	5,201	(89)		23,927

Shareholders’ equity:
Common Stock and Capital surplus	1,425	30	(30)		1,425
Retained earnings	3,541	—	—		3,541
Accumulated other comprehensive income (loss), net of tax	(131)	—	—		(131)
Total shareholders’ equity	4,835	30	(30)		4,835
Total liabilities and shareholders’ equity	$23,650	$5,231	$(119)		$28,762

December 31, 2021
Assets:
Cash and investments	$15,821	$—	$(76)	(*)	$15,745
Assets of managed investment entities	—	5,296	—		5,296
Other assets	7,890	—	—	(*)	7,890
Total assets	$23,711	$5,296	$(76)		$28,931
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,115	$—	$—		$14,115
Liabilities of managed investment entities	—	5,296	(76)	(*)	5,220
Long-term debt and other liabilities	4,584	—	—		4,584
Total liabilities	18,699	5,296	(76)		23,919

Shareholders’ equity:
Common Stock and Capital surplus	1,415	—	—		1,415
Retained earnings	3,478	—	—		3,478
Accumulated other comprehensive income, net of tax	119	—	—		119
Total shareholders’ equity	5,012	—	—		5,012
Total liabilities and shareholders’ equity	$23,711	$5,296	$(76)		$28,931
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,302	$—	$—		$1,302
Net investment income	228	—	2	(b)	230
Realized gains (losses) on securities	(15)	—	—		(15)
Income of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	(b)	(5)
Other income	34	—	(4)	(c)	30
Total revenues	1,549	46	(7)		1,588
Costs and Expenses:
Insurance benefits and expenses	1,107	—	—		1,107
Expenses of managed investment entities	—	46	(7)	(b)(c)	39
Interest charges on borrowed money and other expenses	81	—	—		81
Total costs and expenses	1,188	46	(7)		1,227
Earnings before income taxes	361	—	—		361
Provision for income taxes	71	—	—		71
Net earnings	$290	$—	$—		$290

Three months ended March 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—		$1,173
Net investment income	193	—	(5)	(b)	188
Realized gains (losses) on securities	77	—	—		77
Income of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	(1)	3	(b)	2
Other income	27	—	(4)	(c)	23
Total revenues	1,470	45	(6)		1,509
Costs and Expenses:
Insurance benefits and expenses	1,047	—	—		1,047
Expenses of managed investment entities	—	45	(6)	(b)(c)	39
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,135	45	(6)		1,174
Earnings from continuing operations before income taxes	335	—	—		335
Provision for income taxes	68	—	—		68
Net earnings from continuing operations	267	—	—		267
Net earnings from discontinued operations	152	—	—		152
Net earnings	$419	$—	$—		$419
(a)Includes a loss of $2 million in the first three months of 2022 and income of $5 million in the first three months of 2021, representing the change in fair value of AFG’s CLO investments plus $4 million in both the first three months of 2022 and 2021, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $3 million and $2 million in the first three months of 2022 and 2021, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS

General
AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. In addition to discontinued operations, core net operating earnings excludes realized gains (losses) on securities because such gains and losses are influenced significantly by financial markets, interest rates and the timing of sales. In addition, special charges related to coverage that AFG no longer writes, such as asbestos and environmental exposures, are excluded from core earnings.

AFG recorded $152 million in non-core net earnings from its discontinued annuity operations (sold in May 2021) in the first three months of 2021, which includes $41 million in tax liabilities triggered by the pending sale.

The following table (in millions, except per share amounts) identifies non-core items and reconciles net earnings to core net operating earnings, a non-GAAP financial measure. AFG believes core net operating earnings is a useful tool for investors and analysts in analyzing ongoing operating trends and for management to evaluate financial performance against historical results because it believes this provides a more comparable measure of its continuing business.

	Three months ended March 31,
	2022	2021
Components of net earnings:
Core operating earnings before income taxes	$378	$258
Pretax non-core items:
Realized gains (losses) on securities	(15)	77
Loss on retirement of debt	(2)	—
Earnings before income taxes	361	335
Provision for income taxes:
Core operating earnings	75	52
Non-core items:
Realized gains (losses) on securities	(3)	16
Loss on retirement of debt	(1)	—
Total provision for income taxes	71	68
Net earnings from continuing operations	290	267
Net earnings from discontinued operations	—	152
Net earnings	$290	$419

Net earnings:
Core net operating earnings	$303	$206
Realized gains (losses) on securities	(12)	61
Loss on retirement of debt	(1)	—
Net earnings from continuing operations	290	267
Discontinued annuity operations	—	152
Net earnings	$290	$419

Diluted per share amounts:
Core net operating earnings	$3.56	$2.38
Realized gains (losses) on securities	(0.14)	0.70
Loss on retirement of debt	(0.02)	—
Diluted per share amounts, continuing operations	3.40	3.08
Discontinued annuity operations	—	1.76
Net earnings	$3.40	$4.84

Net earnings were $290 million in the first three months of 2022 compared to $419 million in the first three months of 2021. The decrease in results reflects net earnings from the discontinued annuity operations in the first quarter of 2021 and net realized losses on securities in the first three months of 2022 compared to net realized gains on securities in the first three months of 2021, partially offset by higher core net operating earnings. Core net operating earnings for the first

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
three months of 2022 increased $97 million compared to the first three months of 2021 reflecting higher underwriting profit, higher net investment income and lower holding company expenses. Realized gains (losses) on securities in the first three months of 2022 and 2021 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Segmented Statement of Earnings
Subsequent to the sale of its annuity operations, AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2022 and 2021 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,302	$—	$—	$1,302	$—	$1,302
Net investment income	223	2	5	230	—	230
Realized gains (losses) on securities	—	—	—	—	(15)	(15)
Income of MIEs:
Investment income	—	46	—	46	—	46
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(5)	—	(5)
Other income	4	(4)	30	30	—	30
Total revenues	1,529	39	35	1,603	(15)	1,588

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	—	—	693	—	693
Commissions and other underwriting expenses	402	—	12	414	—	414
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	39	—	39	—	39
Other expenses	12	—	44	56	2	58
Total costs and expenses	1,107	39	79	1,225	2	1,227
Earnings before income taxes	422	—	(44)	378	(17)	361
Provision for income taxes	86	—	(11)	75	(4)	71
Core Net Operating Earnings	336	—	(33)	303
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(12)	(12)	12	—
Loss on retirement of debt, net of tax	—	—	(1)	(1)	1	—
Net Earnings	$336	$—	$(46)	$290	$—	$290

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,173	$—	$—	$—	$1,173	$—	$1,173
Net investment income	159	29	(5)	5	188	—	188
Realized gains (losses) on securities	—	—	—	—	—	77	77
Income of MIEs:
Investment income	—	—	46	—	46	—	46
Gain (loss) on change in fair value of assets/liabilities	—	—	2	—	2	—	2
Other income	4	—	(4)	23	23	—	23
Total revenues	1,336	29	39	28	1,432	77	1,509

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	667	—	—	—	667	—	667
Commissions and other underwriting expenses	372	—	—	8	380	—	380
Interest charges on borrowed money	—	—	—	24	24	—	24
Expenses of MIEs	—	—	39	—	39	—	39
Other expenses	9	1	—	54	64	—	64
Total costs and expenses	1,048	1	39	86	1,174	—	1,174
Earnings from continuing operations before income taxes	288	28	—	(58)	258	77	335
Provision for income taxes	56	6	—	(10)	52	16	68
Core Net Operating Earnings	232	22	—	(48)	206
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	61	61	(61)	—
Discontinued operations, net of tax	—	152	—	—	152	—	152
Net Earnings	$232	$174	$—	$13	$419	$—	$419
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

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

AFG’s property and casualty insurance operations contributed $422 million in GAAP pretax earnings in the first three months of 2022 compared to $288 million in the first three months of 2021, an increase of $134 million (47%). The increase in pretax earnings reflects higher underwriting profit and higher net investment income primarily from alternative investments (partnerships and similar investments and AFG-managed CLOs) in the first three months of 2022 compared to the first three months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three months ended March 31,
	2022	2021	% Change
Gross written premiums	$1,936	$1,616	20%
Reinsurance premiums ceded	(568)	(411)	38%
Net written premiums	1,368	1,205	14%
Change in unearned premiums	(66)	(32)	106%
Net earned premiums	1,302	1,173	11%
Loss and loss adjustment expenses	693	667	4%
Commissions and other underwriting expenses	402	372	8%
Underwriting gain	207	134	54%

Net investment income	223	159	40%
Other income and expenses, net	(8)	(5)	60%
Earnings before income taxes	$422	$288	47%

	Three months ended March 31,
	2022	2021	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	53.1%	56.8%	(3.7%)
Underwriting expense ratio	30.9%	31.7%	(0.8%)
Combined ratio	84.0%	88.5%	(4.5%)

Aggregate — including exited lines
Loss and LAE ratio	53.2%	56.9%	(3.7%)
Underwriting expense ratio	30.9%	31.7%	(0.8%)
Combined ratio	84.1%	88.6%	(4.5%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.94 billion for the first three months of 2022 compared to $1.62 billion for the first three months of 2021, an increase of $320 million (20%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2022		2021
	GWP	%	GWP	%	% Change
Property and transportation	$760	39%	$520	32%	46%
Specialty casualty	976	51%	904	56%	8%
Specialty financial	200	10%	192	12%	4%
	$1,936	100%	$1,616	100%	20%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for the first three months of 2022 compared to 25% of gross written premiums for the first three months of 2021, an increase of 4 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2022		2021		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(259)	34%	$(117)	23%	11%
Specialty casualty	(326)	33%	(316)	35%	(2%)
Specialty financial	(41)	21%	(31)	16%	5%
Other specialty	58		53
	$(568)	29%	$(411)	25%	4%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.37 billion for the first three months of 2022 compared to $1.21 billion for the first three months of 2021, an increase of $163 million (14%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2022		2021
	NWP	%	NWP	%	% Change
Property and transportation	$501	37%	$403	33%	24%
Specialty casualty	650	47%	588	49%	11%
Specialty financial	159	12%	161	13%	(1%)
Other specialty	58	4%	53	5%	9%
	$1,368	100%	$1,205	100%	14%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.30 billion for the first three months of 2022 compared to $1.17 billion for the first three months of 2021, an increase of $129 million (11%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2022		2021
	NEP	%	NEP	%	% Change
Property and transportation	$443	34%	$394	34%	12%
Specialty casualty	639	49%	571	49%	12%
Specialty financial	163	13%	157	13%	4%
Other specialty	57	4%	51	4%	12%
	$1,302	100%	$1,173	100%	11%

Gross written premiums for the first three months of 2022 increased $320 million (20%) compared to the first three months of 2021. Growth during the first three months of 2022 was favorably impacted by timing differences in the recording of premiums in the Property and transportation sub-segment. Excluding that impact, gross and net written premiums increased 9% and 10%, respectively, compared to the first three months of 2021 as a result of an improving economy, new business opportunities and a strong renewal rate environment. Overall average renewal rates increased approximately 5% in the first three months of 2022. Excluding rate decreases in the workers’ compensation business, renewal rates increased approximately 8%.

Property and transportation Gross written premiums increased $240 million (46%) in the first three months of 2022 compared to the first three months of 2021 due primarily to the timing of premium recognition between the fourth quarter of 2021 and the first quarter of 2022 in the crop insurance business and the timing of the renewal of a large account in the transportation business. Excluding the impact of these items, first quarter gross and net written premiums in

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
this group grew 14% and 12%, respectively, year-over-year. Average renewal rates increased approximately 6% for this group in the first three months of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 11 percentage points in the first three months of 2022 compared to the first three months of 2021 reflecting the timing of premium recognition in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $72 million (8%) in the first three months of 2022 compared to the first three months of 2021. With the exception of the workers’ compensation group, nearly all the businesses in this group achieved strong renewal rate increases and the vast majority of businesses in this group reported premium growth in the first three months of 2022. Average renewal rates increased approximately 5% for this group in the first three months of 2022. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 10%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the first three months of 2022 compared to the first three months of 2021 reflecting lower cessions in the environmental, excess and surplus and excess liability businesses.

Specialty financial Gross written premiums increased $8 million (4%) in the first three months of 2022 compared to the first three months of 2021 due primarily to strong rate increases and new business opportunities in the fidelity business and new business opportunities in the innovative markets business, partially offset by a decrease in premiums in the financial institutions business. Average renewal rates increased approximately 6% for this group in the first three months of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in the first three months of 2022 compared to the first three months of 2021 reflecting higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $5 million in the first three months of 2022 compared to the first three months of 2021 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Three months ended March 31,			Three months ended March 31,
	2022	2021	Change	2022	2021
Property and transportation
Loss and LAE ratio	57.7%	56.0%	1.7%
Underwriting expense ratio	28.1%	29.6%	(1.5%)
Combined ratio	85.8%	85.6%	0.2%
Underwriting profit				$62	$56

Specialty casualty
Loss and LAE ratio	53.8%	63.1%	(9.3%)
Underwriting expense ratio	26.8%	27.1%	(0.3%)
Combined ratio	80.6%	90.2%	(9.6%)
Underwriting profit				$124	$56

Specialty financial
Loss and LAE ratio	29.4%	33.8%	(4.4%)
Underwriting expense ratio	52.6%	50.3%	2.3%
Combined ratio	82.0%	84.1%	(2.1%)
Underwriting profit				$29	$25

Total Specialty
Loss and LAE ratio	53.1%	56.8%	(3.7%)
Underwriting expense ratio	30.9%	31.7%	(0.8%)
Combined ratio	84.0%	88.5%	(4.5%)
Underwriting profit				$208	$134

Aggregate — including exited lines
Loss and LAE ratio	53.2%	56.9%	(3.7%)
Underwriting expense ratio	30.9%	31.7%	(0.8%)
Combined ratio	84.1%	88.6%	(4.5%)
Underwriting profit				$207	$134

The Specialty property and casualty insurance operations generated an underwriting profit of $208 million in the first three months of 2022 compared to $134 million in the first three months of 2021, an increase of $74 million (55%). The higher underwriting profit in the first three months of 2022 reflects higher underwriting profits in each of the Specialty property and casualty insurance sub-segments with the most significant increase in the Specialty casualty sub-segment. Overall catastrophe losses were $9 million (0.7 points on the combined ratio) in the first three months of 2022 compared to catastrophe losses of $20 million (1.7 points) and related net reinstatement premiums of $11 million in the first three months of 2021.

Property and transportation Underwriting profit for this group was $62 million for the first three months of 2022 compared to $56 million for the first three months of 2021, an increase of $6 million (11%). Higher underwriting profitability in the property and inland marine and crop operations more than offset lower underwriting profit in the transportation businesses, primarily as a result of lower favorable prior year reserve development. In the first three months of 2021, the profitability of the transportation businesses was exceptionally strong as this group benefited from COVID-19 related low frequency from both an accident year and prior year development perspective. Catastrophe losses were $6 million (1.5 points on the combined ratio) in the first three months of 2022 compared to catastrophe losses of $14 million (3.6 points) and related net reinstatement premiums of $8 million in the first three months of 2021.

Specialty casualty Underwriting profit for this group was $124 million for the first three months of 2022 compared to $56 million for the first three months of 2021, an increase of $68 million (121%). This increase reflects higher year-over-year underwriting profitability in the workers’ compensation, excess and surplus and executive liability businesses in the first three months of 2022 compared to the first three months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $29 million for the first three months of 2022 compared to $25 million in the first three months of 2021, an increase of $4 million (16%). This increase reflects higher year-over-year underwriting profitability in the trade credit and surety businesses. Catastrophe losses were $2 million (1.2 points on the combined ratio) in the first three months of 2022 compared to catastrophe losses of $4 million (2.1 points) and related net reinstatement premiums of $2 million in the first three months of 2021.

Other specialty This group reported an underwriting loss of $7 million in the first three months of 2022 compared to $3 million in the first three months of 2021, an increase of $4 million (133%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first three months of 2022 compared to the first three months of 2021.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 53.2% for the first three months of 2022 compared to 56.9% for the first three months of 2021, a decrease of 3.7 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2022	2021	2022	2021	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$284	$250	64.0%	63.4%	0.6%
Prior accident years development	(34)	(43)	(7.8%)	(11.1%)	3.3%
Current year COVID-19 related losses	—	—	—%	0.1%	(0.1%)
Current year catastrophe losses	6	14	1.5%	3.6%	(2.1%)
Property and transportation losses and LAE and ratio	$256	$221	57.7%	56.0%	1.7%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$392	$362	61.3%	63.3%	(2.0%)
Prior accident years development	(49)	(9)	(7.6%)	(1.7%)	(5.9%)
Current year COVID-19 related losses	—	7	—%	1.2%	(1.2%)
Current year catastrophe losses	1	1	0.1%	0.3%	(0.2%)
Specialty casualty losses and LAE and ratio	$344	$361	53.8%	63.1%	(9.3%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$59	$55	36.3%	35.6%	0.7%
Prior accident years development	(13)	(8)	(8.1%)	(5.4%)	(2.7%)
Current year COVID-19 related losses	—	2	—%	1.5%	(1.5%)
Current year catastrophe losses	2	4	1.2%	2.1%	(0.9%)
Specialty financial losses and LAE and ratio	$48	$53	29.4%	33.8%	(4.4%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$772	$697	59.2%	59.5%	(0.3%)
Prior accident years development	(89)	(59)	(6.8%)	(5.2%)	(1.6%)
Current year COVID-19 related losses	—	9	—%	0.8%	(0.8%)
Current year catastrophe losses	9	20	0.7%	1.7%	(1.0%)
Total Specialty losses and LAE and ratio	$692	$667	53.1%	56.8%	(3.7%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$772	$697	59.2%	59.5%	(0.3%)
Prior accident years development	(88)	(59)	(6.7%)	(5.1%)	(1.6%)
Current year COVID-19 related losses	—	9	—%	0.8%	(0.8%)
Current year catastrophe losses	9	20	0.7%	1.7%	(1.0%)
Aggregate losses and LAE and ratio	$693	$667	53.2%	56.9%	(3.7%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 59.2% for the first three months of 2022 compared to 59.5% for the first three months of 2021, a decrease of 0.3 percentage points.

Property and transportation   The 0.6 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio at National Interstate due primarily to higher claim frequency in the first three months of 2022 compared to the first three months of 2021, partially offset by a decrease in the loss and LAE ratio in the aviation business.

Specialty casualty   The 2.0 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects a decrease in the loss and LAE ratios of the workers’ compensation, excess and surplus and targeted markets businesses.

Specialty financial The 0.7 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio of the innovative markets business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $89 million in the first three months of 2022 compared to $59 million in the first three months of 2021, an increase of $30 million (51%).

Property and transportation Net favorable reserve development of $34 million in the first three months of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch and lower than anticipated claim severity in the property and inland marine business. Net favorable reserve development of $43 million in the first three months of 2021 reflects lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim frequency in the aviation business, partially offset by higher than expected claim frequency and severity in the equine business.

Specialty casualty Net favorable reserve development of $49 million in the first three months of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business, partially offset by higher than anticipated claim severity in the targeted markets businesses. Net favorable reserve development of $9 million in the first three months of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the targeted markets, professional liability and excess liability businesses.

Specialty financial Net favorable reserve development of $13 million in the first three months of 2022 reflects lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses. Net favorable reserve development of $8 million in the first three months of 2021 reflects lower than anticipated claim frequency and severity in the financial institutions business and lower than anticipated claim frequency in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $7 million in the first three months of 2022 and $1 million in the first three months of 2021, reflecting net adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the first three months of 2022 related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
Underwriting results for AFG’s Specialty property and casualty insurance operations in the first three months of 2021 include $9 million in reserve charges related to COVID-19, primarily related to the workers’ compensation businesses. AFG released approximately $6 million of accident year 2020 reserves based on loss experience in the first three months

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
of 2021. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 61% of the $90 million in COVID-19 related reserves are held as incurred but not reported at March 31, 2022.

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

Catastrophe losses of $9 million in the first three months of 2022 resulted primarily from winter storms in multiple regions of the United States. Catastrophe losses of $20 million in the first three months of 2021 resulted primarily from winter storms in Texas.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $402 million in the first three months of 2022 compared to $372 million for the first three months of 2021, an increase of $30 million (8%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 30.9% for the first three months of 2022 compared to 31.7% for the first three months of 2021, a decrease of 0.8 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2022		2021		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$125	28.1%	$117	29.6%	(1.5%)
Specialty casualty	171	26.8%	154	27.1%	(0.3%)
Specialty financial	86	52.6%	79	50.3%	2.3%
Other specialty	20	35.8%	22	42.3%	(6.5%)
	$402	30.9%	$372	31.7%	(0.8%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.5 percentage points in the first three months of 2022 compared to the first three months of 2021 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums on the ratio in the ocean marine and trucking businesses in the first three months of 2022 compared to the first three months of 2021.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the first three months of 2022 compared to the first three months of 2021 reflecting higher ceding commissions received from reinsurers as a result of growth in the environmental business in the first three months of 2022 compared to the first three months of 2021.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.3 percentage points in the first three months of 2022 compared to the first three months of 2021 reflecting

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
higher contingent commissions to reinsurers in the financial institutions business in the first three months of 2022 compared to the first three months of 2021.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $223 million in the first three months of 2022 compared to $159 million in the first three months of 2021, an increase of $64 million (40%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2022	2021	Change	% Change
Net investment income:
Net investment income excluding alternative investments	$84	$82	$2	2%
Alternative investments	139	77	62	81%
Total net investment income	$223	$159	$64	40%

Average invested assets (at amortized cost)	$13,858	$12,573	$1,285	10%

Yield (net investment income as a % of average invested assets)	6.44%	5.06%	1.38%

Tax equivalent yield (*)	6.54%	5.20%	1.34%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first three months of 2022 compared to the first three months of 2021 reflects higher average investments and a higher percentage of the portfolio invested in alternative investments (partnerships and similar investments and AFG managed CLOs). The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 6.44% for the first three months of 2022 compared to 5.06% for the first three months of 2021, an increase of 1.38 percentage points. The annualized return earned on alternative investments was 29.1% in the first three months of 2022 compared to 29.8% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $8 million for the first three months of 2022 compared to $5 million for the first three months of 2021, an increase of $3 million (60%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2022	2021
Other income	$4	$4
Other expenses
Amortization of intangibles	2	3
Interest expense on funds withheld	6	6
Other	4	—
Total other expenses	12	9
Other income and expenses, net	$(8)	$(5)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $46 million in the first three months of 2022 compared to $58 million in the first three months of 2021, a decrease of $12 million (21%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $44 million in the first three months of 2022 compared to $58 million in the first three months of 2021, a decrease of $14 million (24%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three months ended March 31,
	2022	2021	% Change
Revenues:
Net investment income	$5	$5	—%
Other income — P&C fees	24	19	26%
Other income	6	4	50%
Total revenues	35	28	25%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	12	8	50%
Other expense — expenses associated with P&C fees	12	11	9%
Other expenses	32	43	(26%)
Costs and expenses, excluding interest charges on borrowed money	56	62	(10%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(21)	(34)	(38%)
Interest charges on borrowed money	23	24	(4%)
Core loss before income taxes, excluding realized gains and losses	(44)	(58)	(24%)
Pretax non-core loss on retirement of debt	(2)	—	—%
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(46)	$(58)	(21%)

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $5 million in both the first three months of 2022 and in the first three months of 2021, reflecting income in the first three months of 2022 from directly owned real estate acquired from the annuity subsidiaries prior to the sale of the annuity business and purchases of fixed maturity investments at the holding company, offset by the impact of mark-to-market adjustments on a small portfolio of securities that are carried at fair value through net investment income. These securities decreased in value by $1 million in the first three months of 2022 compared to an increase in value of $3 million in the first three months of 2021.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2022, AFG collected $22 million for these services compared to $19 million in the first three months of 2021. Management views this fee income, net of the $12 million in the first three months of 2022 and $11 million in the first three months of 2021, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $2 million in fees from AFG’s disposed annuity operations during the first three months of 2022 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of loss adjustment expenses and underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the first three months of 2022 and the first three months of 2021, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $2 million and less than $1 million in the first three months of 2022 and the first three months of 2021, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $32 million in the first three months of 2022 compared to $43 million in the first three months of 2021, a decrease of $11 million (26%), reflecting lower holding company expenses related to employee benefit plans that are tied to stock market performance.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $23 million in the first three months of 2022 compared to $24 million in the first three months of 2021, a decrease of $1 million (4%), reflecting the repurchase of $48 million principal amount of 3.50% Senior Notes in the first three months of 2022. The following table details the principal amount of AFG’s long-term debt balances as of March 31, 2022 compared to March 31, 2021 (dollars in millions):

	March 31, 2022	March 31, 2021
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$590	$590
3.50% Senior Notes due August 2026	377	425
5.25% Senior Notes due April 2030	300	300
5.125% Subordinated Debentures due December 2059	200	200
4.50% Subordinated Debentures due September 2060	200	200
5.625% Subordinated Debentures due June 2060	150	150
5.875% Subordinated Debentures due March 2059	125	125
Other	3	3
Total principal amount of Holding Company Debt	$1,945	$1,993

Weighted Average Interest Rate	4.7%	4.6%

AFG has given notice that it will redeem all of its outstanding 3.50% Senior Notes due August 2026 on June 3, 2022. Management expects that the redemption of the 3.50% Senior Notes will result in a pretax non-core loss on retirement of debt of less than $10 million in the second quarter of 2022.

Holding Company and Other — Loss on Retirement of Debt
During the first quarter of 2022, AFG repurchased $48 million principal amount of its 3.50% Senior Notes due 2026 for $50 million cash, which resulted in a $2 million pretax non-core loss.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $15 million in the first three months of 2022 compared to net gains of $77 million in the first three months of 2021, a change of $92 million (119%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2022	2021
Realized gains (losses) before impairments:
Disposals	$1	$1
Change in the fair value of equity securities	(13)	77
Change in the fair value of derivatives	(5)	(2)
	(17)	76

Change in allowance for impairments on securities	2	1
Realized gains (losses) on securities	$(15)	$77

The $13 million net realized loss from the change in the fair value of equity securities in the first three months of 2022 includes losses of $23 million on investments in banks and financing companies and $5 million on investments in healthcare companies, partially offset by gains of $11 million on investments in energy and natural gas companies and $11 million on investments in media companies. The $77 million net realized gain from the change in the fair value of equity securities in the first three months of 2021 includes gains of $17 million on investments in healthcare companies,

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
$15 million on investments in energy and natural gas companies, $13 million on investments in media companies and $10 million on investments in banks and financing companies.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $71 million for the first three months of 2022 compared to $68 million for the first three months of 2021, an increase of $3 million (4%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

Real Estate Entities Acquired from the Annuity Operations
Prior to the completion of the sale of its annuity operations in May 2021, AFG parent and its property and casualty insurance operations acquired certain real estate-related partnerships and directly owned real estate from those operations. GAAP pretax earnings from continuing operations for the first three months of 2021 includes the earnings from these entities and certain other expenses that were retained from the annuity operations.

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold in May 2021, contributed $152 million in GAAP net earnings in the first three months of 2021.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2022, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2021 Form 10-K. The following table demonstrates the sensitivity of fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2022 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,839
Percentage impact on fair value of 100 bps increase in interest rates	(2.5%)
Pretax impact on fair value of fixed maturity portfolio	$(271)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. During the first quarter of 2022, AFG implemented a new general ledger, accounting and financial reporting system. The new general ledger system was implemented in order to provide a consistent system platform for AFG’s subsidiaries, enhance overall efficiency and streamline management reporting and analysis. This change in systems was subject to thorough testing and review both before and after final implementation. This implementation has not materially affected, and management does not expect it to materially affect, AFG’s internal controls.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2022 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter:
January	—	$—		—	7,690,922
February	30,000	130.37		30,000	7,660,922
March	5,201	134.99		5,201	7,655,721
Total	35,201	$131.05	(a)	35,201
(a)AFG declared a special dividend of $2.00 per share of its Common Stock in March 2022. Adjusted for the special dividend, the average price paid per share was $129.05 for the three months ended March 31, 2022.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

In addition, AFG acquired 2,935 shares (at an average of $134.82 per share) in January 2022, 43,825 shares (at an average of $135.37 per share) in February 2022 and 1,149 shares (at an average of $138.35 per share) in March 2022 in connection with its stock incentive plans.

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

American Financial Group, Inc.

May 9, 2022	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer