Form 10-Q
period 2022-06-30
AMERICAN FINANCIAL GROUP INC
filed 2022-08-05
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2022, there were 85,162,303 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$967	$2,131
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,213 and $10,193; allowance for expected credit losses of $7 and $9)	9,793	10,357
Fixed maturities, trading at fair value	29	28
Equity securities, at fair value	1,029	1,042
Investments accounted for using the equity method	1,626	1,517
Mortgage loans	692	520
Real estate and other investments	132	150
Total cash and investments	14,268	15,745
Recoverables from reinsurers	3,567	3,519
Prepaid reinsurance premiums	1,006	834
Agents’ balances and premiums receivable	1,623	1,265
Deferred policy acquisition costs	293	267
Assets of managed investment entities	5,218	5,296
Other receivables	740	857
Other assets	1,123	902
Goodwill	246	246
Total assets	$28,084	$28,931

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$11,201	$11,074
Unearned premiums	3,397	3,041
Payable to reinsurers	971	920
Liabilities of managed investment entities	5,133	5,220
Long-term debt	1,542	1,964
Other liabilities	1,773	1,700
Total liabilities	24,017	23,919

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 85,154,263 and 84,920,965 shares outstanding	85	85
Capital surplus	1,351	1,330
Retained earnings	2,979	3,478
Accumulated other comprehensive income (loss), net of tax	(348)	119
Total shareholders’ equity	4,067	5,012
Total liabilities and shareholders’ equity	$28,084	$28,931

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Property and casualty insurance net earned premiums	$1,393	$1,250	$2,695	$2,423
Net investment income	168	164	398	352
Realized gains (losses) on:
Securities	(93)	43	(108)	120
Subsidiaries	—	4	—	4
Income of managed investment entities:
Investment income	54	44	100	90
Gain (loss) on change in fair value of assets/liabilities	(15)	6	(20)	8
Other income	32	20	62	43
Total revenues	1,539	1,531	3,127	3,040

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	774	714	1,467	1,381
Commissions and other underwriting expenses	432	390	846	770
Interest charges on borrowed money	23	23	46	47
Expenses of managed investment entities	47	39	86	78
Other expenses	57	77	115	141
Total costs and expenses	1,333	1,243	2,560	2,417
Earnings from continuing operations before income taxes	206	288	567	623
Provision for income taxes	39	48	110	116
Net earnings from continuing operations	167	240	457	507
Net earnings from discontinued operations	—	762	—	914
Net Earnings	$167	$1,002	$457	$1,421

Earnings per Basic Common Share:
Continuing operations	$1.97	$2.83	$5.37	$5.94
Discontinued operations	—	8.95	—	10.69
Total basic earnings	$1.97	$11.78	$5.37	$16.63
Earnings per Diluted Common Share:
Continuing operations	$1.96	$2.81	$5.36	$5.90
Discontinued operations	—	8.89	—	10.61
Total diluted earnings	$1.96	$11.70	$5.36	$16.51
Average number of Common Shares:
Basic	85.1	85.0	85.1	85.5
Diluted	85.3	85.6	85.3	86.1

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net earnings	$167	$1,002	$457	$1,421

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(225)	133	(472)	(148)
Reclassification adjustment for realized (gains) losses included in net earnings	8	(7)	10	(18)
Reclassification adjustment for unrealized gains of subsidiaries sold	—	(884)	—	(884)
Total net unrealized losses on securities	(217)	(758)	(462)	(1,050)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(2)	6	(6)	(1)
Reclassification adjustment for investment income included in net earnings	(2)	(4)	(2)	(11)
Reclassification adjustment for unrealized gains on cash flow hedges of subsidiaries sold	—	(29)	—	(29)
Total net unrealized losses on cash flow hedges	(4)	(27)	(8)	(41)
Foreign currency translation adjustments	4	—	3	—
Pension and other postretirement plans adjustments (“OPRP”):
Unrealized holding losses on pension and OPRP arising during the period	—	(1)	—	(1)
Reclassification adjustment for pension settlement loss included in net earnings	—	9	—	9
Total pension and OPRP adjustments	—	8	—	8
Other comprehensive loss, net of tax	(217)	(777)	(467)	(1,083)

Comprehensive income (loss)	$(50)	$225	$(10)	$338

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at March 31, 2022	85,102,829	$1,425	$3,541	$(131)	$4,835
Net earnings	—	—	167	—	167
Other comprehensive loss	—	—	—	(217)	(217)
Dividends ($8.56 per share)	—	—	(728)	—	(728)
Shares issued:
Exercise of stock options	18,541	1	—	—	1
Restricted stock awards	—	—	—	—	—
Other benefit plans	24,344	4	—	—	4
Dividend reinvestment plan	19,908	2	—	—	2
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(8,400)	—	(1)	—	(1)
Forfeitures of restricted stock	(2,959)	—	—	—	—
Balance at June 30, 2022	85,154,263	$1,436	$2,979	$(348)	$4,067

Balance at March 31, 2021	85,126,062	$1,364	$4,354	$967	$6,685
Net earnings	—	—	1,002	—	1,002
Other comprehensive loss	—	—	—	(777)	(777)
Dividends ($14.50 per share)	—	—	(1,232)	—	(1,232)
Shares issued:
Exercise of stock options	561,732	30	—	—	30
Restricted stock awards	—	—	—	—	—
Other benefit plans	27,833	3	—	—	3
Dividend reinvestment plan	34,348	4	—	—	4
Stock-based compensation expense	—	2	—	—	2
Shares acquired and retired	(916,520)	(15)	(99)	—	(114)
Shares exchanged — benefit plans	(14,380)	—	(2)	—	(2)
Forfeitures of restricted stock	(105,148)	—	—	—	—
Balance at June 30, 2021	84,713,927	$1,388	$4,023	$190	$5,601

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	457	—	457
Other comprehensive loss	—	—	—	(467)	(467)
Dividends ($11.12 per share)	—	—	(945)	—	(945)
Shares issued:
Exercise of stock options	123,945	5	—	—	5
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	34,951	5	—	—	5
Dividend reinvestment plan	26,190	3	—	—	3
Stock-based compensation expense	—	10	—	—	10
Shares acquired and retired	(35,201)	(1)	(4)	—	(5)
Shares exchanged — benefit plans	(56,309)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(11,358)	—	—	—	—
Balance at June 30, 2022	85,154,263	$1,436	$2,979	$(348)	$4,067

Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789
Net earnings	—	—	1,421	—	1,421
Other comprehensive loss	—	—	—	(1,083)	(1,083)
Dividends ($15.00 per share)	—	—	(1,275)	—	(1,275)
Shares issued:
Exercise of stock options	964,744	49	—	—	49
Restricted stock awards	207,020	—	—	—	—
Other benefit plans	43,465	5	—	—	5
Dividend reinvestment plan	36,654	4	—	—	4
Stock-based compensation expense	—	7	—	—	7
Shares acquired and retired	(2,674,222)	(43)	(263)	—	(306)
Shares exchanged — benefit plans	(91,364)	(1)	(9)	—	(10)
Forfeitures of restricted stock	(117,616)	—	—	—	—
Balance at June 30, 2021	84,713,927	$1,388	$4,023	$190	$5,601

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2022	2021
Operating Activities:
Net earnings	$457	$1,421
Adjustments:
Depreciation and amortization	53	133
Annuity benefits	—	377
Realized (gains) losses on investing activities	105	(1,141)
Net purchases of trading securities	—	(1)
Deferred annuity and life policy acquisition costs	—	(98)
Change in:
Reinsurance and other receivables	(462)	(147)
Other assets	(100)	250
Insurance claims and reserves	483	349
Payable to reinsurers	51	22
Other liabilities	13	123
Managed investment entities’ assets/liabilities	42	(22)
Other operating activities, net	(128)	(296)
Net cash provided by operating activities	514	970

Investing Activities:
Purchases of:
Fixed maturities	(2,673)	(5,573)
Equity securities	(147)	(66)
Mortgage loans	(271)	(90)
Equity index options and other investments	(68)	(294)
Real estate, property and equipment	(58)	(26)
Proceeds from:
Maturities and redemptions of fixed maturities	1,677	3,466
Repayments of mortgage loans	99	14
Sales of fixed maturities	986	665
Sales of equity securities	63	452
Sales and settlements of equity index options and other investments	116	530
Sales of real estate, property and equipment	24	1
Sales of businesses	—	3,547
Cash and cash equivalents of businesses sold	—	(2,060)
Managed investment entities:
Purchases of investments	(813)	(987)
Proceeds from sales and redemptions of investments	568	1,061
Other investing activities, net	(4)	21
Net cash provided by (used in) investing activities	(501)	661

Financing Activities:
Reductions of long-term debt	(433)	—
Issuances of Common Stock	9	52
Repurchases of Common Stock	(5)	(306)
Cash dividends paid on Common Stock	(942)	(1,271)
Annuity receipts	—	2,403
Ceded annuity receipts	—	(311)
Annuity surrenders, benefits and withdrawals	—	(1,931)
Ceded annuity surrenders, benefits and withdrawals	—	282
Net transfers from variable annuity assets	—	34
Issuances of managed investment entities’ liabilities	619	1,017
Retirements of managed investment entities’ liabilities	(425)	(1,045)
Net cash used in financing activities	(1,177)	(1,076)
Net Change in Cash and Cash Equivalents	(1,164)	555
Cash and cash equivalents at beginning of period	2,131	2,810
Cash and cash equivalents at end of period	$967	$3,365

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Discontinued Operations	I.	Long-Term Debt
C.	Acquisition and Sale of Businesses	J.	Shareholders’ Equity
D.	Segments of Operations	K.	Income Taxes
E.	Fair Value Measurements	L.	Contingencies
F.	Investments	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2022, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first six months of 2022.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

At June 30, 2022, assets and liabilities of managed investment entities included $40 million in assets and liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO when management believes market conditions are favorable. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At June 30, 2022 AFG has a $124 million lease liability included in other liabilities and a lease right-of-use asset of $108 million included in other assets compared to $136 million and $118 million, respectively, at December 31, 2021.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter and first six months of 2022 and 2021 — 0.2 million and 0.6 million, respectively.

There were no anti-dilutive potential common shares for the second quarter or the first six months of 2022 and 2021.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Discontinued Operations

Annuity Business   Effective May 31, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”). MassMutual acquired Great American Life Insurance Company and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations. Proceeds from the sale were $3.57 billion (including $34 million in post-closing adjustments) and AFG realized a $656 million net gain on the sale in the first six months of 2021. The sale continues to be subject to tax-related post-closing adjustments, which are not expected to be material and are expected to be completed in 2022.

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

May 31, 2021
Assets of businesses sold:
Cash and cash equivalents	$2,060
Investments	38,323
Recoverables from reinsurers	6,748
Other assets	2,152
Total assets of discontinued annuity operations	49,283
Liabilities of businesses sold:
Annuity benefits accumulated	43,690
Other liabilities	1,813
Total liabilities of discontinued annuity operations	45,503
Reclassify AOCI	(913)
Net investment in annuity businesses sold, excluding AOCI	$2,867

Details of the results of operations for the discontinued annuity operations were (in millions):

	Three months ended June 30, 2021 (*)	Six months ended June 30, 2021 (*)
Net investment income	$299	$746
Realized gains on securities	31	112
Other income	20	52
Total revenues	350	910
Annuity benefits	216	377
Annuity and supplemental insurance acquisition expenses	24	136
Other expenses	27	73
Total costs and expenses	267	586
Earnings before income taxes from discontinued operations	83	324
Provision for income taxes on discontinued operations	18	66
Net earnings from operations, net of tax	65	258
Gain on sale, net of tax	697	656
Net earnings from discontinued operations	$762	$914
(*)Results through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of the sale of the annuity business is shown below (in millions):

May 31, 2021
Cash proceeds	$3,571
Sale related expenses	(8)
Total net proceeds	3,563

Net investment in annuity businesses sold, excluding AOCI	2,867
Reclassify net deferred tax asset	(199)
Pretax gain on sale	895
Income tax expense:
Reclassify net deferred tax asset	199
Tax liabilities triggered by the sale	41
Other	(1)
Total income tax expense	239
Net gain on sale	$656

Summarized cash flows for the discontinued annuity operations were (in millions):

Six months ended June 30, 2021
Net cash provided by operating activities	$87
Net cash used in investing activities	(1,709)
Net cash provided by financing activities	477

Derivatives   The vast majority of AFG’s derivatives that do not qualify for hedge accounting were held by the sold annuity subsidiaries. The following table summarizes the gains (losses) included in net earnings from discontinued operations for changes in the fair value of derivatives that do not qualify for hedge accounting for the second quarter and first six months of 2021 (in millions):

Derivative	Three months ended June 30, 2021 (*)	Six months ended June 30, 2021 (*)
MBS with embedded derivatives	$(1)	$(1)
Fixed-indexed and variable-indexed annuities (embedded derivative)	(182)	(222)
Equity index call options	123	237
Equity index put options	3	5
Reinsurance contract (embedded derivative)	—	1
	$(57)	$20
(*)Results through the May 31, 2021 effective date of the sale.

C.    Acquisition and Sale of Businesses

Verikai   In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes predictive risk tools to assess insurance risk, for $120 million using cash on hand at the parent. Verikai continues to operate as a stand-alone company to service its insurance clients. AFG expects to benefit from Verikai’s predictive risk tool and unique Marketplace solution as it enters the medical stop loss insurance business, with a primary focus on small and underserved risks. AFG may pay up to $50 million in contingent consideration based on performance measures over a multiple year period.

Expenses related to the acquisition were approximately $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Verikai based on management’s best estimate of fair value as of the acquisition date. While no adjustments were made during the first six months of 2022 and management does not expect significant adjustments, the purchase price allocation continues to be subject to refinement during 2022.

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

The following tables (in millions) show AFG’s revenues and earnings from continuing operations before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$505	$453	$948	$847
Specialty casualty	657	588	1,296	1,159
Specialty financial	171	157	334	314
Other specialty	60	52	117	103
Total premiums earned	1,393	1,250	2,695	2,423
Net investment income	156	143	379	302
Other income	6	1	10	5
Total property and casualty insurance	1,555	1,394	3,084	2,730
Other	77	68	151	135
Real estate-related entities (*)	—	22	—	51
Total revenues before realized gains (losses)	1,632	1,484	3,235	2,916
Realized gains (losses) on securities	(93)	43	(108)	120
Realized gain on subsidiaries	—	4	—	4
Total revenues	$1,539	$1,531	$3,127	$3,040
(*)Represents investment income from the real estate and real estate-related entities acquired from AFG’s discontinued annuity operations while they were held by the annuity operations. Subsequent to the sale of the annuity operations, income from these investments is included in the segment of the acquirer.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Earnings From Continuing Operations Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$39	$62	$101	$118
Specialty casualty	130	71	254	127
Specialty financial	37	21	66	46
Other specialty	(9)	(1)	(16)	(4)
Other lines	(1)	(1)	(2)	(1)
Total underwriting	196	152	403	286
Investment and other income, net	149	136	364	290
Total property and casualty insurance	345	288	767	576
Other (a)	(46)	(69)	(92)	(128)
Real estate-related entities (b)	—	22	—	51
Total earnings from continuing operations before realized gains (losses) and income taxes	299	241	675	499
Realized gains (losses) on securities	(93)	43	(108)	120
Realized gain on subsidiaries	—	4	—	4
Total earnings from continuing operations before income taxes	$206	$288	$567	$623
(a)Includes holding company interest and expenses, including losses of $9 million and $11 million on retirement of debt in the second quarter and first six months of 2022, respectively.
(b)Represents investment income from the real estate and real estate-related entities acquired from AFG’s discontinued annuity operations while they were held by the annuity operations. Subsequent to the sale of the annuity operations, income from these investments is included in the segment of the acquirer.

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

The contingent consideration liability (included in other liabilities in AFG’s Balance Sheet) relates to AFG’s December 2021 acquisition of Verikai discussed in Note C — “Acquisition and Sale of Businesses.” The liability is remeasured at fair value at each balance sheet date with changes in fair value recognized in net earnings. To estimate the fair value of the contingent consideration liability, AFG uses a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3. There was no change to the estimated fair value of this liability during the second quarter or first six months of 2022.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$215	$1	$—	$216
States, municipalities and political subdivisions	—	1,401	1	1,402
Foreign government	—	246	—	246
Residential MBS	—	1,547	8	1,555
Commercial MBS	—	92	—	92
Collateralized loan obligations	—	1,605	2	1,607
Other asset-backed securities	—	1,945	313	2,258
Corporate and other	10	2,138	269	2,417
Total AFS fixed maturities	225	8,975	593	9,793
Trading fixed maturities	—	29	—	29
Equity securities	609	42	378	1,029
Assets of managed investment entities (“MIE”)	344	4,862	12	5,218
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,178	$13,909	$983	$16,070
Liabilities:
Contingent consideration — acquisitions	$—	$—	$23	$23
Liabilities of managed investment entities	339	4,783	11	5,133
Other liabilities — derivatives	—	13	—	13
Total liabilities accounted for at fair value	$339	$4,796	$34	$5,169

December 31, 2021
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$215	$1	$—	$216
States, municipalities and political subdivisions	—	1,791	41	1,832
Foreign government	—	246	—	246
Residential MBS	—	946	14	960
Commercial MBS	—	104	—	104
Collateralized loan obligations	—	1,643	—	1,643
Other asset-backed securities	—	2,398	278	2,676
Corporate and other	11	2,402	267	2,680
Total AFS fixed maturities	226	9,531	600	10,357
Trading fixed maturities	—	28	—	28
Equity securities	679	50	313	1,042
Assets of managed investment entities	390	4,893	13	5,296
Total assets accounted for at fair value	$1,295	$14,502	$926	$16,723
Liabilities:
Contingent consideration — acquisitions	$—	$—	$23	$23
Liabilities of managed investment entities	384	4,823	13	5,220
Total liabilities accounted for at fair value	$384	$4,823	$36	$5,243

Approximately 6% of the total assets carried at fair value at June 30, 2022, were Level 3 assets. Approximately 15% ($148 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $23 million (2%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 22% ($213 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

Internally developed fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately $599 million (61%) of the total fair value of Level 3 assets at June 30, 2022. Approximately 62% ($373 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the pricing model suggests a price in excess of 100% and the security is currently callable at 100%, management caps the fair value at 100%. Approximately 27% ($161 million) of the internally developed Level 3 assets are equity securities which are priced primarily using broker quotes and internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first six months of 2022 and 2021 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2022	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	33	—	(1)	—	—	—	(31)	1
Residential MBS	11	—	—	—	—	—	(3)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	337	—	(7)	10	(27)	—	—	313
Corporate and other	244	—	(4)	32	(3)	—	—	269
Total AFS fixed maturities	625	—	(12)	42	(30)	2	(34)	593
Equity securities	361	—	—	21	(2)	—	(2)	378
Assets of MIE	12	(1)	—	1	—	—	—	12
Total Level 3 assets	$998	$(1)	$(12)	$64	$(32)	$2	$(36)	$983

Contingent consideration — acquisitions	$(23)	$—	$—	$—	$—	$—	$—	$(23)
Total Level 3 liabilities	$(23)	$—	$—	$—	$—	$—	$—	$(23)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2021	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of Annuity Business	Balance at June 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(3)	—	—	—	36
Residential MBS	27	—	—	—	(1)	3	(1)	—	28
Commercial MBS	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	6	—	—	—	—	—	—	—	6
Other asset-backed securities	326	—	1	38	(49)	—	(1)	—	315
Corporate and other	204	(2)	—	22	(2)	1	(3)	—	220
Total AFS fixed maturities	602	(2)	1	60	(55)	4	(5)	—	605
Equity securities	227	18	—	12	(5)	—	(7)	—	245
Assets of MIE	14	(1)	—	1	—	1	—	—	15
Assets of discontinued annuity operations	2,806	15	21	13	(136)	—	—	(2,719)	—
Total Level 3 assets	$3,649	$30	$22	$86	$(196)	$5	$(12)	$(2,719)	$865

Liabilities of discontinued annuity operations	$(3,954)	$(183)	$—	$(72)	$66	$—	$—	$4,143	$—
Total Level 3 liabilities	$(3,954)	$(183)	$—	$(72)	$66	$—	$—	$4,143	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(3)	—	(1)	—	(36)	1
Residential MBS	14	—	—	—	(1)	—	(5)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	278	2	(16)	57	(42)	34	—	313
Corporate and other	267	—	(14)	60	(10)	—	(34)	269
Total AFS fixed maturities	600	2	(33)	117	(54)	36	(75)	593
Equity securities	313	22	—	51	(5)	3	(6)	378
Assets of MIE	13	(2)	—	1	—	—	—	12
Total Level 3 assets	$926	$22	$(33)	$169	$(59)	$39	$(81)	$983

Contingent consideration — acquisitions	$(23)	$—	$—	$—	$—	$—	$—	$(23)
Total Level 3 liabilities	$(23)	$—	$—	$—	$—	$—	$—	$(23)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of Annuity Business	Balance at June 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(3)	—	—	—	36
Residential MBS	38	(3)	—	6	(1)	6	(18)	—	28
Commercial MBS	2	—	—	—	—	—	(2)	—	—
Collateralized loan obligations	16	1	(1)	—	(1)	—	(9)	—	6
Other asset-backed securities	305	—	1	90	(72)	14	(23)	—	315
Corporate and other	138	(1)	(1)	106	(20)	3	(5)	—	220
Total AFS fixed maturities	538	(3)	(1)	202	(97)	23	(57)	—	605
Equity securities	176	71	—	24	(19)	—	(7)	—	245
Assets of MIE	21	3	—	2	—	1	(12)	—	15
Assets of discontinued annuity operations	2,971	85	(21)	209	(328)	32	(229)	(2,719)	—
Total Level 3 assets	$3,706	$156	$(22)	$437	$(444)	$56	$(305)	$(2,719)	$865

Liabilities of discontinued annuity operations	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—
Total Level 3 liabilities	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Cash and cash equivalents	$967	$967	$967	$—	$—
Mortgage loans	692	650	—	—	650
Total financial assets not accounted for at fair value	$1,659	$1,617	$967	$—	$650

Long-term debt	$1,542	$1,396	$—	$1,393	$3
Total financial liabilities not accounted for at fair value	$1,542	$1,396	$—	$1,393	$3

December 31, 2021
Financial assets:
Cash and cash equivalents	$2,131	$2,131	$2,131	$—	$—
Mortgage loans	520	533	—	—	533
Total financial assets not accounted for at fair value	$2,651	$2,664	$2,131	$—	$533

Long-term debt	$1,964	$2,261	$—	$2,258	$3
Total financial liabilities not accounted for at fair value	$1,964	$2,261	$—	$2,258	$3

F.    Investments

Available for sale fixed maturities at June 30, 2022 and December 31, 2021, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
June 30, 2022
Fixed maturities:
U.S. Government and government agencies	$226	$—	$—	$(10)	$(10)	$216
States, municipalities and political subdivisions	1,440	—	6	(44)	(38)	1,402
Foreign government	257	—	—	(11)	(11)	246
Residential MBS	1,645	—	28	(118)	(90)	1,555
Commercial MBS	94	—	—	(2)	(2)	92
Collateralized loan obligations	1,649	1	1	(42)	(41)	1,607
Other asset-backed securities	2,383	6	1	(120)	(119)	2,258
Corporate and other	2,519	—	5	(107)	(102)	2,417
Total fixed maturities	$10,213	$7	$41	$(454)	$(413)	$9,793

December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$216	$—	$2	$(2)	$—	$216
States, municipalities and political subdivisions	1,758	—	74	—	74	1,832
Foreign government	248	—	—	(2)	(2)	246
Residential MBS	915	—	48	(3)	45	960
Commercial MBS	102	—	2	—	2	104
Collateralized loan obligations	1,643	1	3	(2)	1	1,643
Other asset-backed securities	2,677	7	17	(11)	6	2,676
Corporate and other	2,634	1	55	(8)	47	2,680
Total fixed maturities	$10,193	$9	$201	$(28)	$173	$10,357

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022			December 31, 2021
	Actual Cost		Fair Value	Actual Cost		Fair Value
		Fair Value	over Cost		Fair Value	over Cost
Common stocks	$547	$569	$22	$491	$586	$95
Perpetual preferred stocks	452	460	8	403	456	53
Total equity securities carried at fair value	$999	$1,029	$30	$894	$1,042	$148

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

			Net Investment Income
	Carrying Value		Three months ended June 30,		Six months ended June 30,
	June 30, 2022	December 31, 2021	2022	2021	2022	2021
Real estate-related investments (*)	$1,193	$1,130	$69	$45	$169	$99
Private equity	402	352	5	24	38	45
Private debt	31	35	2	2	2	5
Total investments accounted for using the equity method	$1,626	$1,517	$76	$71	$209	$149
(*)Includes 91% with underlying investments in multi-family properties, 1% in single family properties and 8% in other property types as of June 30, 2022 and 88% with underlying investments in multi-family properties, 1% in single family properties and 11% in other property types as of December 31, 2021.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $369 million and $366 million as of June 30, 2022 and December 31, 2021, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2022
Fixed maturities:
U.S. Government and government agencies	$(5)	$145	97%	$(5)	$60	92%
States, municipalities and political subdivisions	(43)	963	96%	(1)	10	91%
Foreign government	(10)	210	95%	(1)	20	95%
Residential MBS	(117)	1,279	92%	(1)	16	94%
Commercial MBS	(2)	71	97%	—	—	—%
Collateralized loan obligations	(40)	1,432	97%	(2)	99	98%
Other asset-backed securities	(110)	1,930	95%	(10)	122	92%
Corporate and other	(99)	1,803	95%	(8)	82	91%
Total fixed maturities	$(426)	$7,833	95%	$(28)	$409	94%

December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$(1)	$92	99%	$(1)	$22	96%
States, municipalities and political subdivisions	—	9	100%	—	13	100%
Foreign government	(2)	160	99%	—	—	—%
Residential MBS	(3)	419	99%	—	7	100%
Commercial MBS	—	34	100%	—	—	—%
Collateralized loan obligations	(1)	806	100%	(1)	77	99%
Other asset-backed securities	(8)	1,250	99%	(3)	81	96%
Corporate and other	(8)	500	98%	—	26	100%
Total fixed maturities	$(23)	$3,270	99%	$(5)	$226	98%

At June 30, 2022, the gross unrealized losses on fixed maturities of $454 million relate to approximately 1,600 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 93% of the gross unrealized loss and 94% of the fair value.

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

AFG analyzes its MBS for expected credit losses (impairment) each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data.

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2022.

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

	Structured Securities (*)	Corporate and Other	Total
Balance at March 31, 2022	$6	$1	$7
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	(1)	(1)
Balance at June 30, 2022	$7	$—	$7

Balance at March 31, 2021	$9	$1	$10
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(1)	1	—
Reductions due to sales or redemptions	—	(1)	(1)
Balance at June 30, 2021	$8	$1	$9

Balance at January 1, 2022	$8	$1	$9
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions (reductions) to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at June 30, 2022	$7	$—	$7

Balance at January 1, 2021	$10	$2	$12
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(2)	1	(1)
Reductions due to sales or redemptions	—	(2)	(2)
Balance at June 30, 2021	$8	$1	$9
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the second quarter and first six months of 2022 and 2021, AFG did not purchase any securities with expected credit losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of June 30, 2022 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$617	$618	6%
After one year through five years	2,615	2,511	26%
After five years through ten years	926	880	9%
After ten years	284	272	3%
	4,442	4,281	44%
Collateralized loan obligations and other ABS (average life of approximately 3.5 years)	4,025	3,865	39%
MBS (average life of approximately 5.5 years)	1,739	1,647	17%
Total	$10,206	$9,793	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2022 or December 31, 2021.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred in AFG’s continuing operations.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Investment income:
Fixed maturities	$85	$72	$165	$144
Equity securities:
Dividends	8	7	15	15
Change in fair value (*)	(9)	8	(2)	34
Equity in earnings of partnerships and similar investments	76	71	209	149
Other	13	8	20	14
Gross investment income	173	166	407	356
Investment expenses	(5)	(2)	(9)	(4)
Net investment income	$168	$164	$398	$352
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(10)	$(1)	$(11)	$(275)	$1	$—	$1	$20
Equity securities	(82)	—	(82)	—	42	—	42	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(92)	(1)	(93)	(275)	43	—	43	20
Tax effects	20	—	20	58	(9)	—	(9)	(4)
Net of tax	$(72)	$(1)	$(73)	$(217)	$34	$—	$34	$16

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(14)	$1	$(13)	$(586)	$—	$1	$1	$(24)
Equity securities	(95)	—	(95)	—	119	—	119	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(109)	1	(108)	(586)	119	1	120	(24)
Tax effects	23	—	23	124	(25)	—	(25)	5
Net of tax	$(86)	$1	$(85)	$(462)	$94	$1	$95	$(19)

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during the second quarter and first six months of 2022 and 2021 on securities that were still owned at June 30, 2022 and June 30, 2021 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Included in realized gains (losses)	$(82)	$36	$(96)	$98
Included in net investment income	(9)	8	(4)	34
	$(91)	$44	$(100)	$132

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	Six months ended June 30,
	2022	2021
Gross gains	$3	$3
Gross losses	(9)	(1)

Derivatives Designated and Qualifying as Cash Flow Hedges   As of June 30, 2022, AFG has eleven active interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term reference rates (LIBOR or SOFR).

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR or SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between December 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR or SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $658 million at June 30, 2022, all of which were entered into in the first six months of 2022. The fair value of the interest rate swaps in an asset position and included in other assets at June 30,

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2022 was $1 million. The fair value of the interest rate swaps in a liability position and included in other liabilities at June 30, 2022 was $11 million. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of deferred taxes. The amount reclassified from AOCI (before taxes) to net earnings was income of $1 million and $2 million for the second quarter and first six months of 2022, respectively. A collateral receivable supporting these swaps of $30 million at June 30, 2022 is included in other assets in AFG’s Balance Sheet.

G.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 7.4% to 82.7% of the most subordinate debt tranche of fourteen active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2022, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $85 million (including $61 million invested in the most subordinate tranches) at June 30, 2022, and $76 million at December 31, 2021.

In May 2022, AFG formed one new CLO, which issued $404 million face amount of liabilities (including $13 million face amount purchased by AFG).

The following table shows a progression of the fair value of AFG's investment in CLO tranches held by continuing operations (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$89	$57	$76	$57
Purchases	15	—	33	—
Sales	—	—	—	—
Distributions	(6)	(7)	(9)	(12)
Change in fair value	(13)	7	(15)	12
Balance at end of period	$85	$57	$85	$57

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(247)	$21	$(304)	$67
Liabilities	232	(15)	284	(59)
Management fees paid to AFG	4	4	8	8
CLO earnings (losses) attributable to AFG:
From continuing operations	$(12)	$7	$(14)	$12
From discontinued annuity operations	—	7	—	20
Total	$(12)	$14	$(14)	$32
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $381 million and $72 million at June 30, 2022 and December 31, 2021, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $460 million and $187 million at those dates. The CLO assets include loans with an aggregate fair value of $2 million at June 30, 2022 and $9 million at December 31,

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
2021, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $8 million at June 30, 2022 and $18 million at December 31, 2021).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.61 billion at June 30, 2022 and $1.64 billion at December 31, 2021.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $246 million during the first six months of 2022.

Included in other assets in AFG’s Balance Sheet is $101 million at June 30, 2022 and $106 million at December 31, 2021 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $18 million and $67 million, respectively. Amortization of intangibles was $3 million and $1 million in the second quarter of 2022 and 2021, respectively, and $5 million and $4 million in the first six months of 2022 and 2021, respectively.

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2022			December 31, 2021
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$590	$(2)	$588	$590	$(2)	$588
3.50% Senior Notes due August 2026	—	—	—	425	(3)	422
5.25% Senior Notes due April 2030	300	(5)	295	300	(5)	295
Other	3	—	3	3	—	3
	893	(7)	886	1,318	(10)	1,308

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,568	$(26)	$1,542	$1,993	$(29)	$1,964

Scheduled principal payments on debt for the balance of 2022, the subsequent five years and thereafter are as follows: 2022 — none; 2023 — none; 2024 — none; 2025 — none; 2026 — none; 2027 — none and thereafter — $1.57 billion.

In the first six months of 2022, AFG repurchased $49 million principal amount of its 3.50% Senior Notes due in August 2026 in open market transactions for $51 million. In June 2022, AFG redeemed the remaining $376 million of outstanding 3.50% Senior Notes due August 2026 for $382 million (including a $6 million make-whole premium).

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at June 30, 2022 or December 31, 2021.

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

The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended June 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(286)	$61	$(225)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		11	(3)	8
Total net unrealized losses on securities	$(109)	(275)	58	(217)	$(326)
Total net unrealized losses on cash flow hedges	(4)	(5)	1	(4)	(8)
Foreign currency translation adjustments	(19)	5	(1)	4	(15)
Pension and other postretirement plans adjustments (“OPRP”)	1	—	—	—	1
Total	$(131)	$(275)	$58	$(217)	$(348)

Quarter ended June 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$168	$(35)	$133
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(9)	2	(7)
Reclassification for unrealized gains on securities of subsidiaries sold		(1,119)	235	(884)
Total net unrealized gains (losses) on securities	$963	(960)	202	(758)	$205
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		7	(1)	6
Reclassification adjustment for investment income included in net earnings from discontinued operations		(5)	1	(4)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)
Total net unrealized gains (losses) on cash flow hedges	27	(35)	8	(27)	—
Foreign currency translation adjustments	(16)	—	—	—	(16)
Pension and OPRP adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9
Total pension and OPRP adjustments	(7)	10	(2)	8	1
Total	$967	$(985)	$208	$(777)	$190

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Six months ended June 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(599)	$127	$(472)
Reclassification adjustment for realized losses included in net earnings (*)		13	(3)	10
Total net unrealized gains (losses) on securities	$136	(586)	124	(462)	$(326)
Net unrealized losses on cash flow hedges	—	(10)	2	(8)	(8)
Foreign currency translation adjustments	(18)	3	—	3	(15)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$119	$(593)	$126	$(467)	$(348)

Six months ended June 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities arising during the period		$(187)	$39	$(148)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(23)	5	(18)
Reclassification for unrealized gains on securities of subsidiaries sold		(1,119)	235	(884)
Total net unrealized gains (losses) on securities	$1,255	(1,329)	279	(1,050)	$205
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		(1)	—	(1)
Reclassification adjustment for investment income included in net earnings from discontinued operations		(14)	3	(11)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)
Total net unrealized gains (losses) on cash flow hedges	41	(52)	11	(41)	—
Foreign currency translation adjustments	(16)	—	—	—	(16)
Pension and OPRP adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9
Total pension and OPRP adjustments	(7)	10	(2)	8	1
Total	$1,273	$(1,371)	$288	$(1,083)	$190
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2022, AFG issued 151,080 shares of restricted Common Stock (fair value of $133.94 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million and $2 million in the second quarter of 2022 and 2021 and $10 million and $7 million in the first six months of 2022 and 2021, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings from continuing operations before income taxes (“EBT”)	$206		$288		$567		$623

Income taxes at statutory rate	$43	21%	$61	21%	$119	21%	$131	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(4)	(2%)	(8)	(3%)	(6)	(1%)	(8)	(1%)
Stock-based compensation	(2)	(1%)	(8)	(3%)	(4)	(1%)	(10)	(2%)
Tax exempt interest	(2)	(1%)	(2)	(1%)	(4)	(1%)	(4)	(1%)
Change in valuation allowance	1	—%	3	1%	(1)	—%	3	—%
Dividends received deduction	—	—%	(1)	—%	(1)	—%	(1)	—%
Foreign operations	—	—%	(1)	—%	5	1%	(2)	—%
Nondeductible expenses	1	—%	2	1%	3	1%	4	1%
Other	2	2%	2	1%	(1)	(1%)	3	1%
Provision for income taxes as shown in the statement of earnings	$39	19%	$48	17%	$110	19%	$116	19%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2022 and 2021 (in millions):

	Six months ended June 30,
	2022	2021
Balance at beginning of year	$11,074	$10,392
Less reinsurance recoverables, net of allowance	3,419	3,117
Net liability at beginning of year	7,655	7,275
Provision for losses and LAE occurring in the current period	1,640	1,507
Net decrease in the provision for claims of prior years	(173)	(126)
Total losses and LAE incurred	1,467	1,381
Payments for losses and LAE of:
Current year	(290)	(258)
Prior years	(1,102)	(1,083)
Total payments	(1,392)	(1,341)
Foreign currency translation and other	—	1
Net liability at end of period	7,730	7,316
Add back reinsurance recoverables, net of allowance	3,471	3,182
Gross unpaid losses and LAE included in the balance sheet at end of period	$11,201	$10,498

The net decrease in the provision for claims of prior years during the first six months of 2022 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the targeted markets and excess liability businesses (within the Specialty casualty sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2022 and 2021 allowance for expected credit losses on recoverables from reinsurers and premiums receivable related to continuing operations are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2022	2021	2022	2021
Balance at March 31	$7	$7	$7	$11
Provision (credit) for expected credit losses	—	1	2	(2)
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$7	$8	$9	$9

Balance at January 1	$8	$6	$8	$10
Provision (credit) for expected credit losses	(1)	2	1	(1)
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$7	$8	$9	$9

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	34	Results of Operations — Second Quarter	47
Overview	35	Segmented Statement of Earnings	47
Critical Accounting Policies	36	Property and Casualty Insurance	49
Liquidity and Capital Resources	36	Holding Company, Other and Unallocated	58
Ratios	36	Real Estate Entities Acquired from the Annuity Operations	61
Condensed Consolidated Cash Flows	36	Discontinued Annuity Operations	61
Parent and Subsidiary Liquidity	37	Results of Operations — First Six Months	62
Investments	38	Segmented Statement of Earnings	62
Uncertainties	41	Property and Casualty Insurance	63
Managed Investment Entities	42	Holding Company, Other and Unallocated	72
Results of Operations	45	Real Estate Entities Acquired from the Annuity Operations	74
General	45	Discontinued Annuity Operations	74

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

AFG reported net earnings from continuing operations of $167 million ($1.96 per share, diluted) for the second quarter of 2022 compared to $240 million ($2.81 per share, diluted) for the second quarter of 2021. Higher underwriting profit and lower holding company expenses in 2022 compared to 2021 were more than offset by net realized losses on securities in the second quarter of 2022 compared to net realized gains on securities in the second quarter of 2021.

AFG reported net earnings from continuing operations of $457 million ($5.36 per share, diluted) for the first six months of 2022 compared to $507 million ($5.90 per share, diluted) for the first six months of 2021. Higher underwriting profit, higher net investment income and lower holding company expenses in 2022 compared to 2021 were more than offset by net realized losses on securities in the first six months of 2022 compared to net realized gains on securities in the first six months of 2021.

Sale of the Annuity Business
In May 2021, AFG sold its annuity business, including Great American Life Insurance Company and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company to Massachusetts Mutual Life Insurance Company (“MassMutual”). Total proceeds from the sale were $3.57 billion and AFG realized an after-tax gain on the sale of $656 million in the first six months of 2021.

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Inflation, supply chain disruption, labor shortages and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment, the conflict between Russia and Ukraine and the COVID-19 pandemic. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2021 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	June 30, 2022	2021	2020
Principal amount of long-term debt	$1,568	$1,993	$1,993
Total capital	5,969	6,869	7,486
Ratio of debt to total capital:
Including subordinated debt	26.3%	29.0%	26.6%
Excluding subordinated debt	15.0%	19.2%	17.6%

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

	Six months ended June 30,
	2022	2021
Net cash provided by operating activities	$514	$970
Net cash provided by (used in) investing activities	(501)	661
Net cash used in financing activities	(1,177)	(1,076)
Net change in cash and cash equivalents	$(1,164)	$555

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations, which were sold in May 2021, typically produced positive net operating cash flows as investment income exceeded acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $42 million during the first six months of 2022 and reduced cash flows from operating activities by $22 million in the first six months of 2021, accounting for a $64 million increase in cash flows from operating activities in the 2022 period compared to the 2021 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $472 million in the first six months of 2022 compared to $992 million in the first six months of 2021, a decrease of $520 million reflecting the sale of the annuity operations.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and, prior to the May 2021 sale, its discontinued annuity operations. Cash proceeds from the sale of the annuity operations in excess of cash and cash equivalents held in the annuity subsidiaries that were sold was a $1.49 billion source of cash provided by investing activities in the first six months of 2021. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $245 million use of cash in the first six months of 2022 compared to a $74 million source of cash in the comparable 2021 period, accounting for a $319 million increase in net cash used in investing activities in the first six months of 2022 compared to the same 2021 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Excluding the impact of the sale of the annuity operations and the activity of the managed investment entities, net cash used in investing activities was $256 million in the first six months of 2022 compared to $900 million in the first six months of 2021, a decrease of $644 million as the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in the first six months of 2022 was more than offset by the absence of investing activities from the disposed annuity operations.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock, dividend payments and, prior to the sale of the annuity business, transactions with annuity policyholders. Net cash used in financing activities was $1.18 billion for the first six months of 2022 compared to $1.08 billion in the first six months of 2021, an increase of $101 million. The retirement of AFG’s 3.50% Senior Notes was a $433 million use of cash in the first six months of 2022. During the first six months of 2022, AFG repurchased $5 million of its Common Stock compared to $306 million in the comparable 2021 period, resulting in a $301 million decrease in net cash used in financing activities in the first six months of 2022 compared to the first six months of 2021. AFG paid cash dividends totaling $942 million in the first six months of 2022 compared to $1.27 billion in the first six months of 2021, resulting in a net $329 million decrease in cash used in financing activities in the first six months of 2022 compared to the first six months of 2021. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in 2021 through the May 31, 2021 effective date of the sale, accounting for a $477 million increase in net cash used in financing activities in the 2022 period compared to the 2021 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $194 million in the first six months of 2022 compared to retirements exceeding issuances by $28 million in the first six months of 2021, accounting for a $222 million decrease in net cash used in financing activities in the 2022 period compared to the 2021 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
AFG’s capital and liquidity was significantly enhanced as a result of the 2021 sale of its annuity business to MassMutual for proceeds of $3.57 billion. As of the end of the second quarter of 2022, AFG has deployed the proceeds from this sale primarily through special cash dividends, share repurchases, debt retirements and the purchase of Verikai. Nevertheless, AFG continues to have significant excess capital available for future returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for healthy, profitable organic growth, and opportunities to expand through acquisitions and start-ups that meet target return thresholds.

During the first six months of 2022, AFG repurchased 35,201 shares of its Common Stock for $5 million and paid special cash dividends totaling $850 million ($2.00 per share in March and $8.00 per share in May).

AFG may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as management may determine, and will depend on prevailing market conditions, AFG’s liquidity requirements, contractual restrictions and other factors. During the first six months of 2022, AFG retired $425 million principal amount of its 3.50% Senior Notes for $433 million cash (including a make-whole premium of $6 million), which resulted in an $11 million pretax loss on retirement of debt (included in other expenses).

During 2021, AFG repurchased 2,777,684 shares of its Common Stock for $319 million and paid special cash dividends of $26.00 per share of AFG Common Stock ($14.00 per share in June, $2.00 per share in August, $4.00 per share in October, $4.00 per share in November and $2.00 per share in December) totaling $2.21 billion.

In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes predictive risk tools to assess insurance risk, for $120 million using cash on hand at the parent.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2021 or the first six months of 2022.

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

Investments
At June 30, 2022, AFG’s investment portfolio contained $9.79 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $29 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $704 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $325 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
generally based on published closing prices. At June 30, 2022, approximately 83% of AFG’s fixed maturity portfolio was priced using pricing services and 12% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2022 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$9,822
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(295)
At June 30, 2022, approximately 91% of the fixed maturities held by AFG were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 5% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 14% of AFG’s fixed maturity portfolio at June 30, 2022. AFG’s municipal bond portfolio is high quality, with more than 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2022, approximately 92% of the municipal bond portfolio was held in revenue bonds, with the remaining 8% held in general obligation bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2022, is shown in the following table (dollars in millions). Approximately $394 million of available for sale fixed maturity securities had no unrealized gains or losses at June 30, 2022.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$1,157	$8,242
Amortized cost of securities, net of allowance for expected credit losses	$1,116	$8,696
Gross unrealized gain (loss)	$41	$(454)
Fair value as % of amortized cost	104%	95%
Number of security positions	488	1,609
Number individually exceeding $2 million gain or loss	2	38
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$28	$(120)
States and municipalities	6	(44)
Media	3	(4)
Other asset-backed securities	1	(120)
Collateralized loan obligations	1	(42)
Asset managers	—	(34)
Percentage rated investment grade	83%	94%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2022, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	17%	3%
After one year through five years	38%	22%
After five years through ten years	7%	8%
After ten years	6%	7%
	68%	40%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3.5 years)	13%	43%
Mortgage-backed securities (average life of approximately 5.5 years)	19%	17%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2022
Securities with unrealized gains:
Exceeding $500,000 (16 securities)	$79	$15	123%
$500,000 or less (472 securities)	1,078	26	102%
	$1,157	$41	104%
Securities with unrealized losses:
Exceeding $500,000 (249 securities)	$3,469	$(314)	92%
$500,000 or less (1,360 securities)	4,773	(140)	97%
	$8,242	$(454)	95%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2022
Investment grade fixed maturities with losses for:
Less than one year (1,305 securities)	$7,341	$(400)	95%
One year or longer (86 securities)	377	(24)	94%
	$7,718	$(424)	95%
Non-investment grade fixed maturities with losses for:
Less than one year (163 securities)	$492	$(26)	95%
One year or longer (55 securities)	32	(4)	89%
	$524	$(30)	95%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2022. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2022
Assets:
Cash and investments	$14,353	$—	$(85)	(*)	$14,268
Assets of managed investment entities	—	5,218	—		5,218
Other assets	8,598	—	—	(*)	8,598
Total assets	$22,951	$5,218	$(85)		$28,084
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,598	$—	$—		$14,598
Liabilities of managed investment entities	—	5,218	(85)	(*)	5,133
Long-term debt and other liabilities	4,286	—	—		4,286
Total liabilities	18,884	5,218	(85)		24,017

Shareholders’ equity:
Common Stock and Capital surplus	1,436	—	—		1,436
Retained earnings	2,979	—	—		2,979
Accumulated other comprehensive income (loss), net of tax	(348)	—	—		(348)
Total shareholders’ equity	4,067	—	—		4,067
Total liabilities and shareholders’ equity	$22,951	$5,218	$(85)		$28,084

December 31, 2021
Assets:
Cash and investments	$15,821	$—	$(76)	(*)	$15,745
Assets of managed investment entities	—	5,296	—		5,296
Other assets	7,890	—	—	(*)	7,890
Total assets	$23,711	$5,296	$(76)		$28,931
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,115	$—	$—		$14,115
Liabilities of managed investment entities	—	5,296	(76)	(*)	5,220
Long-term debt and other liabilities	4,584	—	—		4,584
Total liabilities	18,699	5,296	(76)		23,919

Shareholders’ equity:
Common Stock and Capital surplus	1,415	—	—		1,415
Retained earnings	3,478	—	—		3,478
Accumulated other comprehensive income, net of tax	119	—	—		119
Total shareholders’ equity	5,012	—	—		5,012
Total liabilities and shareholders’ equity	$23,711	$5,296	$(76)		$28,931
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,393	$—	$—		$1,393
Net investment income	156	—	12	(b)	168
Realized gains (losses) on securities	(93)	—	—		(93)
Income of managed investment entities:
Investment income	—	54	—		54
Gain (loss) on change in fair value of assets/liabilities	—	4	(19)	(b)	(15)
Other income	36	—	(4)	(c)	32
Total revenues	1,492	58	(11)		1,539
Costs and Expenses:
Insurance benefits and expenses	1,206	—	—		1,206
Expenses of managed investment entities	—	57	(10)	(b)(c)	47
Interest charges on borrowed money and other expenses	80	—	—		80
Total costs and expenses	1,286	57	(10)		1,333
Earnings before income taxes	206	1	(1)		206
Provision for income taxes	39	—	—		39
Net earnings	$167	$1	$(1)		$167

Three months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,250	$—	$—		$1,250
Net investment income	171	—	(7)	(b)	164
Realized gains (losses) on:
Securities	43	—	—		43
Subsidiaries	4	—	—		4
Income of managed investment entities:
Investment income	—	44	—		44
Gain (loss) on change in fair value of assets/liabilities	—	3	3	(b)	6
Other income	24	—	(4)	(c)	20
Total revenues	1,492	47	(8)		1,531
Costs and Expenses:
Insurance benefits and expenses	1,104	—	—		1,104
Expenses of managed investment entities	—	47	(8)	(b)(c)	39
Interest charges on borrowed money and other expenses	100	—	—		100
Total costs and expenses	1,204	47	(8)		1,243
Earnings from continuing operations before income taxes	288	—	—		288
Provision for income taxes	48	—	—		48
Net earnings from continuing operations	240	—	—		240
Net earnings from discontinued operations	762	—	—		762
Net earnings	$1,002	$—	$—		$1,002
(a)Includes a loss of $12 million in the second quarter of 2022 and income of $7 million in the second quarter of 2021, representing the change in fair value of AFG’s CLO investments and $4 million of income in both the second quarter of 2022 and 2021, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $4 million in the second quarter of 2022 and 2021, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$2,695	$—	$—		$2,695
Net investment income	384	—	14	(b)	398
Realized gains (losses) on securities	(108)	—	—		(108)
Income of managed investment entities:
Investment income	—	100	—		100
Gain (loss) on change in fair value of assets/liabilities	—	4	(24)	(b)	(20)
Other income	70	—	(8)	(c)	62
Total revenues	3,041	104	(18)		3,127
Costs and Expenses:
Insurance benefits and expenses	2,313	—	—		2,313
Expenses of managed investment entities	—	103	(17)	(b)(c)	86
Interest charges on borrowed money and other expenses	161	—	—		161
Total costs and expenses	2,474	103	(17)		2,560
Earnings before income taxes	567	1	(1)		567
Provision for income taxes	110	—	—		110
Net earnings	$457	$1	$(1)		$457

Six months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$2,423	$—	$—		$2,423
Net investment income	364	—	(12)	(b)	352
Realized gains (losses) on:
Securities	120	—	—		120
Subsidiaries	4	—	—		4
Income of managed investment entities:
Investment income	—	90	—		90
Gain (loss) on change in fair value of assets/liabilities	—	2	6	(b)	8
Other income	51	—	(8)	(c)	43
Total revenues	2,962	92	(14)		3,040
Costs and Expenses:
Insurance benefits and expenses	2,151	—	—		2,151
Expenses of managed investment entities	—	92	(14)	(b)(c)	78
Interest charges on borrowed money and other expenses	188	—	—		188
Total costs and expenses	2,339	92	(14)		2,417
Earnings from continuing operations before income taxes	623	—	—		623
Provision for income taxes	116	—	—		116
Net earnings from continuing operations	507	—	—		507
Net earnings from discontinued operations	914	—	—		914
Net earnings	$1,421	$—	$—		$1,421
(a)Includes a loss of $14 million in the first six months of 2022 and income of $12 million in the first six months of 2021, representing the change in fair value of AFG’s CLO investments and $8 million of income in both the first six months of 2022 and 2021, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $9 million and $6 million in the first six months of 2022 and 2021, respectively, in distributions recorded as interest expense by the CLOs.
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

AFG recorded $762 million in non-core net earnings from its discontinued annuity operations (sold in May 2021) in the second quarter of 2021, which includes a $697 million after tax gain on the sale. The first six months of 2021 include $914 million in non-core net earnings from the discontinued annuity operations.

In the second quarter of 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received from the December 2020 sale of AFG’s Lloyd’s of London insurer, Neon Underwriting Ltd (‘Neon”).

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Components of net earnings:
Core operating earnings before income taxes	$308	$252	$686	$510
Pretax non-core items:
Realized gains (losses) on securities	(93)	43	(108)	120
Neon exited lines (*)	—	4	—	4
Loss on retirement of debt	(9)	—	(11)	—
Other	—	(11)	—	(11)
Earnings before income taxes	206	288	567	623
Provision for income taxes:
Core operating earnings	65	47	140	99
Non-core items:
Realized gains (losses) on securities	(20)	9	(23)	25
Neon exited lines (*)	—	1	—	1
Loss on retirement of debt	(2)	—	(3)	—
Other	(4)	(9)	(4)	(9)
Total provision for income taxes	39	48	110	116
Net earnings from continuing operations	167	240	457	507
Net earnings from discontinued annuity operations	—	762	—	914
Net earnings	$167	$1,002	$457	$1,421

Net earnings:
Core net operating earnings	$243	$205	$546	$411
Realized gains (losses) on securities	(73)	34	(85)	95
Neon exited lines (*)	—	3	—	3
Loss on retirement of debt	(7)	—	(8)	—
Other	4	(2)	4	(2)
Net earnings from continuing operations	167	240	457	507
Discontinued annuity operations	—	762	—	914
Net earnings	$167	$1,002	$457	$1,421

Diluted per share amounts:
Core net operating earnings	$2.85	$2.39	$6.41	$4.78
Realized gains (losses) on securities	(0.86)	0.40	(1.00)	1.10
Neon exited lines (*)	—	0.04	—	0.04
Loss on retirement of debt	(0.08)	—	(0.10)	—
Other	0.05	(0.02)	0.05	(0.02)
Diluted per share amounts, continuing operations	1.96	2.81	5.36	5.90
Discontinued annuity operations	—	8.89	—	10.61
Net earnings	$1.96	$11.70	$5.36	$16.51
(*)In the second quarter of 2021, AFG recognized a non-core after tax gain of $3 million related to contingent consideration received on the sale of Neon.

Net earnings were $167 million in the second quarter of 2022 compared to $1.00 billion in the second quarter of 2021. The decrease in results reflects net earnings from the discontinued annuity operations in the second quarter of 2021 and net realized losses on securities in the second quarter of 2022 compared to net realized gains on securities in the second quarter of 2021, partially offset by higher core net operating earnings. The discontinued annuity operations includes an after tax gain from the sale of the annuity subsidiaries of $697 million in the second quarter of 2021. Core net operating

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
earnings for the second quarter of 2022 increased $38 million compared to the second quarter of 2021 reflecting higher underwriting profit and lower holding company expenses. Realized gains (losses) on securities in the second quarter of 2022 and 2021 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $457 million in the first six months of 2022 compared to $1.42 billion in the first six months of 2021. The decrease in results reflects net earnings from the discontinued annuity operations in the first six months 2021 and net realized losses on securities in the first six months of 2022 compared to net realized gains on securities in the first six months of 2021, partially offset by higher core net operating earnings. The discontinued annuity operations includes an after tax gain from the sale of the annuity subsidiaries of $656 million in 2021 period (including $41 million in tax liabilities triggered by the pending sale in the first quarter of 2021). Core net operating earnings for the first six months of 2022 increased $135 million compared to the first six months of 2021 reflecting higher underwriting profit, higher net investment income and lower holding company expenses. Realized gains (losses) on securities in the first six months of 2022 and 2021 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2022 AND 2021

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2022 and 2021 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,393	$—	$—	$1,393	$—	$1,393
Net investment income	156	12	—	168	—	168
Realized gains (losses) on securities	—	—	—	—	(93)	(93)
Income of MIEs:
Investment income	—	54	—	54	—	54
Gain (loss) on change in fair value of assets/liabilities	—	(15)	—	(15)	—	(15)
Other income	6	(4)	30	32	—	32
Total revenues	1,555	47	30	1,632	(93)	1,539

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	774	—	—	774	—	774
Commissions and other underwriting expenses	423	—	9	432	—	432
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	47	—	47	—	47
Other expenses	13	—	35	48	9	57
Total costs and expenses	1,210	47	67	1,324	9	1,333
Earnings before income taxes	345	—	(37)	308	(102)	206
Provision for income taxes	74	—	(9)	65	(26)	39
Core Net Operating Earnings	271	—	(28)	243
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(73)	(73)	73	—
Loss on retirement of debt, net of tax	—	—	(7)	(7)	7	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$271	$—	$(104)	$167	$—	$167

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,250	$—	$—	$—	$1,250	$—	$1,250
Net investment income	143	22	(7)	6	164	—	164
Realized gains (losses) on:
Securities	—	—	—	—	—	43	43
Subsidiaries	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	44	—	44	—	44
Gain (loss) on change in fair value of assets/liabilities	—	—	6	—	6	—	6
Other income	1	—	(4)	23	20	—	20
Total revenues	1,394	22	39	29	1,484	47	1,531

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	714	—	—	—	714	—	714
Commissions and other underwriting expenses	384	—	—	6	390	—	390
Interest charges on borrowed money	—	—	—	23	23	—	23
Expenses of MIEs	—	—	39	—	39	—	39
Other expenses	8	—	—	58	66	11	77
Total costs and expenses	1,106	—	39	87	1,232	11	1,243
Earnings from continuing operations before income taxes	288	22	—	(58)	252	36	288
Provision for income taxes	57	5	—	(15)	47	1	48
Core Net Operating Earnings	231	17	—	(43)	205
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	34	34	(34)	—
Discontinued operations, net of tax	—	762	—	—	762	—	762
Neon exited lines	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings	$234	$779	$—	$(11)	$1,002	$—	$1,002
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

AFG’s property and casualty insurance operations contributed $345 million in GAAP pretax earnings in the second quarter of 2022 compared to $292 million in the second quarter of 2021, an increase of $53 million (18%). Property and casualty core pretax earnings were $345 million in the second quarter of 2022 compared to $288 million in the second quarter of 2021, an increase of $57 million (20%). The increase in GAAP and core pretax earnings reflects higher underwriting profit and higher net investment income in the second quarter of 2022 compared to the second quarter of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2022 and 2021 (dollars in millions):

	Three months ended June 30,
	2022	2021	% Change
Gross written premiums	$2,123	$1,937	10%
Reinsurance premiums ceded	(607)	(568)	7%
Net written premiums	1,516	1,369	11%
Change in unearned premiums	(123)	(119)	3%
Net earned premiums	1,393	1,250	11%
Loss and loss adjustment expenses	774	714	8%
Commissions and other underwriting expenses	423	384	10%
Core underwriting gain	196	152	29%

Net investment income	156	143	9%
Other income and expenses, net	(7)	(7)	—%
Core earnings before income taxes	345	288	20%
Pretax non-core Neon exited lines (*)	—	4	(100%)
GAAP earnings before income taxes	$345	$292	18%

(*)In the second quarter of 2021, AFG recognized a non-core pretax gain of $4 million related to contingent consideration received on the sale of Neon.

	Three months ended June 30,
	2022	2021	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	55.4%	57.2%	(1.8%)
Underwriting expense ratio	30.4%	30.7%	(0.3%)
Combined ratio	85.8%	87.9%	(2.1%)

Aggregate — including exited lines
Loss and LAE ratio	55.6%	57.2%	(1.6%)
Underwriting expense ratio	30.4%	30.7%	(0.3%)
Combined ratio	86.0%	87.9%	(1.9%)

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
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.12 billion for the second quarter of 2022 compared to $1.94 billion for the second quarter of 2021, an increase of $186 million (10%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2022		2021
	GWP	%	GWP	%	% Change
Property and transportation	$962	45%	$851	44%	13%
Specialty casualty	948	45%	897	46%	6%
Specialty financial	213	10%	189	10%	13%
	$2,123	100%	$1,937	100%	10%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for both the second quarter of 2022 and the second quarter of 2021. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2022		2021		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(330)	34%	$(287)	34%	—%
Specialty casualty	(302)	32%	(305)	34%	(2%)
Specialty financial	(36)	17%	(30)	16%	1%
Other specialty	61		54
	$(607)	29%	$(568)	29%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.52 billion for the second quarter of 2022 compared to $1.37 billion for the second quarter of 2021, an increase of $147 million (11%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2022		2021
	NWP	%	NWP	%	% Change
Property and transportation	$632	42%	$564	41%	12%
Specialty casualty	646	42%	592	43%	9%
Specialty financial	177	12%	159	12%	11%
Other specialty	61	4%	54	4%	13%
	$1,516	100%	$1,369	100%	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.39 billion for the second quarter of 2022 compared to $1.25 billion for the second quarter of 2021, an increase of $143 million (11%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2022		2021
	NEP	%	NEP	%	% Change
Property and transportation	$505	36%	$453	36%	11%
Specialty casualty	657	47%	588	47%	12%
Specialty financial	171	12%	157	13%	9%
Other specialty	60	5%	52	4%	15%
	$1,393	100%	$1,250	100%	11%

Gross written premiums for the second quarter of 2022 increased $186 million (10%) compared to the second quarter of 2021 reflecting new business opportunities, increased exposures and renewal rate increases. Overall average renewal rates increased approximately 4% in the second quarter of 2022. Excluding rate decreases in the workers’ compensation business, renewal rates increased approximately 6%.

Property and transportation Gross written premiums increased $111 million (13%) in the second quarter of 2022 compared to the second quarter of 2021 due primarily to increased exposures and higher rates in the transportation businesses and growth in the crop insurance business. Average renewal rates increased approximately 5% for this group in the second quarter of 2022. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the second quarter of 2022 and the second quarter of 2021 reflecting growth in the crop insurance operations (which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment) and higher cessions in the ocean marine business, offset by the impact of $3 million in reinsurance reinstatement premiums recorded in the second quarter of 2021 related to a large property loss.

Specialty casualty Gross written premiums increased $51 million (6%) in the second quarter of 2022 compared to the second quarter of 2021 due primarily to increased exposures in the excess and surplus business, rate increases and new business opportunities in the targeted markets businesses and payroll growth in the workers’ compensation business. This premium growth was partially offset by lower year-over-year premiums in the mergers and acquisition liability business. Average renewal rates increased approximately 4% for this group in the second quarter of 2022. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 7%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the second quarter of 2022 compared to the second quarter of 2021 reflecting lower cessions in the environmental, excess liability, mergers and acquisitions and targeted markets businesses.

Specialty financial Gross written premiums increased $24 million (13%) in the second quarter of 2022 compared to the second quarter of 2021 due primarily to new business opportunities in the lender services business, and exposure growth and new business opportunities in the trade credit and surety businesses. Average renewal rates increased approximately 2% for this group in the second quarter of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the second quarter of 2022 compared to the second quarter of 2021 reflecting higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $7 million in the second quarter of 2022 compared to the second quarter of 2021 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Three months ended June 30,			Three months ended June 30,
	2022	2021	Change	2022	2021
Property and transportation
Loss and LAE ratio	64.7%	58.2%	6.5%
Underwriting expense ratio	27.7%	28.4%	(0.7%)
Combined ratio	92.4%	86.6%	5.8%
Underwriting profit				$39	$62

Specialty casualty
Loss and LAE ratio	53.9%	61.9%	(8.0%)
Underwriting expense ratio	26.2%	26.0%	0.2%
Combined ratio	80.1%	87.9%	(7.8%)
Underwriting profit				$130	$71

Specialty financial
Loss and LAE ratio	25.7%	33.0%	(7.3%)
Underwriting expense ratio	52.7%	53.4%	(0.7%)
Combined ratio	78.4%	86.4%	(8.0%)
Underwriting profit				$37	$21

Total Specialty
Loss and LAE ratio	55.4%	57.2%	(1.8%)
Underwriting expense ratio	30.4%	30.7%	(0.3%)
Combined ratio	85.8%	87.9%	(2.1%)
Underwriting profit				$197	$153

Aggregate — including exited lines
Loss and LAE ratio	55.6%	57.2%	(1.6%)
Underwriting expense ratio	30.4%	30.7%	(0.3%)
Combined ratio	86.0%	87.9%	(1.9%)
Underwriting profit				$196	$152

The Specialty property and casualty insurance operations generated an underwriting profit of $197 million in the second quarter of 2022 compared to $153 million in the second quarter of 2021, an increase of $44 million (29%). This increase reflects higher underwriting profit in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Specialty property and transportation sub-segment. Overall catastrophe losses were $22 million (1.6 points on the combined ratio) in the second quarter of 2022 compared to catastrophe losses of $10 million (0.9 points) and related net reinstatement premiums of $1 million in the second quarter of 2021. Underwriting results for the Specialty property and casualty insurance operations include $2 million (0.2 points on the combined ratio) in COVID-19 related losses in the second quarter of 2021.

Property and transportation Underwriting profit for this group was $39 million for the second quarter of 2022 compared to $62 million for the second quarter of 2021, a decrease of $23 million (37%). This decrease reflects higher large loss activity and higher catastrophe losses in the property and inland marine business and lower levels of favorable prior period reserve development when compared to an elevated level of favorable reserve development in the second quarter of 2021. Catastrophe losses were $19 million (3.8 points on the combined ratio) in the second quarter of 2022 compared to catastrophe losses of $6 million (1.4 points) and related net reinstatement premiums of $1 million in the second quarter of 2021.

Specialty casualty Underwriting profit for this group was $130 million for the second quarter of 2022 compared to $71 million for the second quarter of 2021, an increase of $59 million (83%). This increase reflects higher year-over-year underwriting profit in the workers’ compensation, excess and surplus and executive liability businesses. Catastrophe

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
losses were less than $1 million (0.1 points on the combined ratio) in the second quarter of 2022 compared to $2 million (0.3 points) in the second quarter of 2021.

Specialty financial Underwriting profit for this group was $37 million for the second quarter of 2022 compared to $21 million in the second quarter of 2021, an increase of $16 million (76%). This increase reflects higher year-over-year underwriting profit in the trade credit and fidelity businesses. Catastrophe losses were $3 million (1.5 points on the combined ratio) in the second quarter of 2022 compared to $2 million (1.8 points) in the second quarter of 2021. Underwriting results for the Specialty financial sub-segment include $2 million (1.3 points on the combined ratio) in COVID-19 related losses in the second quarter of 2021.

Other specialty This group reported an underwriting loss of $9 million in the second quarter of 2022 compared to $1 million in the second quarter of 2021, an increase of $8 million (800%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the second quarter of 2022 compared to the second quarter of 2021.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in both the second quarter of 2022 and 2021 related to business outside the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 55.6% for the second quarter of 2022 compared to 57.2% for the second quarter of 2021, a decrease of 1.6 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2022	2021	2022	2021	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$338	$297	66.9%	65.6%	1.3%
Prior accident years development	(30)	(40)	(6.0%)	(8.8%)	2.8%
Current year COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses	19	6	3.8%	1.4%	2.4%
Property and transportation losses and LAE and ratio	$327	$263	64.7%	58.2%	6.5%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$403	$381	61.3%	64.9%	(3.6%)
Prior accident years development	(49)	(20)	(7.5%)	(3.4%)	(4.1%)
Current year COVID-19 related losses	—	—	—%	0.1%	(0.1%)
Current year catastrophe losses	—	2	0.1%	0.3%	(0.2%)
Specialty casualty losses and LAE and ratio	$354	$363	53.9%	61.9%	(8.0%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$56	$60	33.0%	37.2%	(4.2%)
Prior accident years development	(15)	(12)	(8.8%)	(7.3%)	(1.5%)
Current year COVID-19 related losses	—	2	—%	1.3%	(1.3%)
Current year catastrophe losses	3	2	1.5%	1.8%	(0.3%)
Specialty financial losses and LAE and ratio	$44	$52	25.7%	33.0%	(7.3%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$837	$769	60.1%	61.5%	(1.4%)
Prior accident years development	(86)	(68)	(6.3%)	(5.4%)	(0.9%)
Current year COVID-19 related losses	—	2	—%	0.2%	(0.2%)
Current year catastrophe losses	22	10	1.6%	0.9%	0.7%
Total Specialty losses and LAE and ratio	$773	$713	55.4%	57.2%	(1.8%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$837	$769	60.1%	61.5%	(1.4%)
Prior accident years development	(85)	(67)	(6.1%)	(5.4%)	(0.7%)
Current year COVID-19 related losses	—	2	—%	0.2%	(0.2%)
Current year catastrophe losses	22	10	1.6%	0.9%	0.7%
Aggregate losses and LAE and ratio	$774	$714	55.6%	57.2%	(1.6%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.1% for the second quarter of 2022 compared to 61.5% for the second quarter of 2021, a decrease of 1.4 percentage points.

Property and transportation   The 1.3 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio in the property and inland marine business due primarily to higher reported large losses in the second quarter of 2022 compared to the second quarter of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 3.6 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects improved results in the workers’ compensation and executive liability businesses.

Specialty financial The 4.2 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects improved results in the financial institutions and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $86 million in the second quarter of 2022 compared to $68 million in the second quarter of 2021, an increase of $18 million (26%).

Property and transportation Net favorable reserve development of $30 million in the second quarter of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking business, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business. Net favorable reserve development of $40 million in the second quarter of 2021 reflects lower than anticipated claim frequency and severity in the transportation and agricultural businesses and lower than expected claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $49 million in the second quarter of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability and excess and surplus businesses, partially offset by higher than anticipated claim severity in the excess liability businesses. Net favorable reserve development of $20 million in the second quarter of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the excess and surplus lines businesses, partially offset by higher than anticipated claim severity in general liability claims.

Specialty financial Net favorable reserve development of $15 million in the second quarter of 2022 reflects lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the fidelity business. Net favorable reserve development of $12 million in the second quarter of 2021 reflects lower than anticipated claim frequency in the surety business and lower than expected claim frequency and severity in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $8 million in the second quarter of 2022 and $4 million in the second quarter of 2021, reflecting net adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the second quarter of 2022 and the second quarter of 2021 related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
In the second quarter of 2022, AFG’s Specialty property and casualty insurance operations released $4 million of prior accident year COVID-19 reserves based on improved loss experience in the trade credit and workers’ compensation businesses. In the second quarter of 2021, AFG’s Specialty property and casualty insurance operations recorded $2 million in reserve charges related to COVID-19, primarily related to the economic slowdown impacting the trade credit business, and released approximately $4 million of accident year 2020 reserves based on loss experience. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 57% of the $86 million in COVID-19 related losses are held as incurred but not reported reserves at June 30, 2022.

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

Catastrophe losses of $22 million in the second quarter of 2022 and $10 million in the second quarter of 2021 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $423 million in the second quarter of 2022 compared to $384 million for the second quarter of 2021, an increase of $39 million (10%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 30.4% for the second quarter of 2022 compared to 30.7% for the second quarter of 2021, a decrease of 0.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2022		2021		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$139	27.7%	$128	28.4%	(0.7%)
Specialty casualty	173	26.2%	154	26.0%	0.2%
Specialty financial	90	52.7%	84	53.4%	(0.7%)
Other specialty	21	35.0%	18	35.7%	(0.7%)
	$423	30.4%	$384	30.7%	(0.3%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.7 percentage points in the second quarter of 2022 compared to the second quarter of 2021 reflecting the impact of higher premiums in the trucking business on the ratio in the second quarter of 2022 compared to the second quarter of 2021.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums are comparable in the second quarter of 2022 and the second quarter of 2021.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.7 percentage points in the second quarter of 2022 compared to the second quarter of 2021 reflecting the impact of higher premiums in the surety business on the ratio in the second quarter of 2022 compared to the second quarter of 2021, partially offset by higher profit-based commissions to reinsurers in the financial institutions business in the second quarter of 2022 compared to the second quarter of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $156 million in the second quarter of 2022 compared to $143 million in the second quarter of 2021, an increase of $13 million (9%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2022	2021	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$94	$80	$14	18%
Alternative investments	62	63	(1)	(2%)
Total net investment income	$156	$143	$13	9%

Average invested assets (at amortized cost)	$13,983	$12,630	$1,353	11%

Yield (net investment income as a % of average invested assets)	4.46%	4.53%	(0.07%)

Tax equivalent yield (*)	4.56%	4.67%	(0.11%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the second quarter of 2022 compared to the second quarter of 2021 reflects higher average investments and higher fixed maturity yields. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.46% for the second quarter of 2022 compared to 4.53% for the second quarter of 2021, a decrease of 0.07 percentage points as higher yields on fixed maturity investments were more than offset by lower yields on alternative investments. The annualized return earned on alternative investments was 12.4% in the second quarter of 2022 compared to 22.9% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $7 million for both the second quarter of 2022 and the second quarter of 2021. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2022	2021
Other income:
Income (loss) related to the sale of real estate	$1	$(1)
Other	5	2
Total other income	6	1
Other expenses:
Amortization of intangibles	3	1
Interest expense on funds withheld	7	6
Other	3	1
Total other expenses	13	8
Other income and expenses, net	$(7)	$(7)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $46 million in the second quarter of 2022 compared to $69 million in the second quarter of 2021, a decrease of $23 million (33%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $37 million in the second quarter of 2022 compared to $58 million in the second quarter of 2021, a decrease of $21 million (36%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended June 30, 2022 and 2021 (dollars in millions):

	Three months ended June 30,
	2022	2021	% Change
Revenues:
Net investment income (loss)	$—	$6	(100%)
Other income — P&C fees	21	18	17%
Other income	9	5	80%
Total revenues	30	29	3%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	9	6	50%
Other expense — expenses associated with P&C fees	12	12	—%
Other expenses (*)	23	46	(50%)
Costs and expenses, excluding interest charges on borrowed money	44	64	(31%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(14)	(35)	(60%)
Interest charges on borrowed money	23	23	—%
Core loss before income taxes, excluding realized gains and losses	(37)	(58)	(36%)
Pretax non-core loss on retirement of debt	(9)	—	—%
Pretax non-core loss on pension settlement	—	(11)	(100%)
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(46)	$(69)	(33%)
(*)Excludes a pretax non-core loss on retirement of debt of $9 million in the second quarter of 2022 and a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in the second quarter of 2021.

Holding Company and Other — Net Investment Income (Loss)
AFG recorded a net loss on investments held outside of its property and casualty insurance segment of less than $1 million in the second quarter of 2022 compared to net investment income of $6 million in the second quarter of 2021, a change of $6 million (100%). The small portfolio of equity securities held at the holding company that are carried at fair value through net investment income declined in value by $7 million in the second quarter of 2022 compared to increasing in value by $3 million in the second quarter of 2021. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment improved to $7 million in the second quarter of 2022 compared to $3 million in the second quarter of 2021 reflecting higher average investment balances and income from directly owned real estate investments acquired from the annuity subsidiaries in conjunction with the sale of the annuity business in May 2021.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2022, AFG collected $18 million for these services compared to $17 million in the second quarter of 2021. Management views this fee income, net of the $12 million in both the second quarter of 2022 and the second quarter of 2021 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $3 million and $1 million in fees from AFG’s disposed annuity operations during the second quarter of 2022 and the second quarter of 2021, respectively, as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, all of these fees and the related expenses are netted and recorded as a reduction of loss adjustment expenses and underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the second quarter of 2022 and the second quarter of 2021, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $5 million in the second quarter of 2022 and $1 million the second quarter of 2021, an increase of $4 million (400%), due primarily to income from the sale of real estate.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $23 million in the second quarter of 2022 compared to $46 million in the second quarter of 2021, a decrease of $23 million (50%), reflecting lower holding company expenses related to employee benefit plans that are tied to stock market performance.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $23 million in both the second quarter of 2022 and the second quarter of 2021.

Holding Company and Other — Loss on Retirement of Debt
During the second quarter of 2022, AFG retired its $377 million outstanding principal amount of 3.50% Senior Notes for $383 million cash (including a make-whole premium of $6 million), which resulted in a $9 million pretax non-core loss on retirement of debt.

Holding Company and Other — Loss on Pension Settlement
In the second quarter of 2021, AFG settled pension liabilities related to a small former manufacturing operation resulting in a pretax non-core loss of $11 million.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $93 million in the second quarter of 2022 compared to net gains of $43 million in the second quarter of 2021, a change of $136 million (316%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2022	2021
Realized gains (losses) before impairment allowances:
Disposals	$(7)	$1
Change in the fair value of equity securities	(82)	42
Change in the fair value of derivatives	(3)	—
	(92)	43

Change in allowance for impairments on securities	(1)	—
Realized gains (losses) on securities	$(93)	$43

The $82 million net realized loss from the change in the fair value of equity securities in the second quarter of 2022 includes losses of $27 million on investments in banks and financing companies, $19 million on investments in media companies, $9 million on investments in retail companies and $8 million on investments in healthcare companies. The $42 million net realized gain from the change in the fair value of equity securities in the second quarter of 2021 includes gains of $16 million on investments in energy and natural gas companies, $9 million on investments in banks and financing companies, $7 million on investments in healthcare companies and $6 million on investments in media companies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Realized Gain on Subsidiary
In the second quarter of 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $39 million for the second quarter of 2022 compared to $48 million for the second quarter of 2021, a decrease of $9 million (19%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

Real Estate Entities Acquired from the Annuity Operations
Prior to the completion of the sale of its annuity operations in May 2021, AFG parent and its property and casualty insurance operations acquired certain real estate-related partnerships and directly owned real estate from those operations. GAAP pretax earnings from continuing operations for the second quarter of 2021 includes the earnings from these entities and certain other expenses that were retained from the annuity operations.

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold in May 2021, contributed $762 million in GAAP net earnings in the second quarter of 2021, which includes a $697 million after tax gain on the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Segmented Statement of Earnings
Subsequent to the sale of its annuity operations, AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2022 and 2021 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$2,695	$—	$—	$2,695	$—	$2,695
Net investment income	379	14	5	398	—	398
Realized gains (losses) on securities	—	—	—	—	(108)	(108)
Income of MIEs:
Investment income	—	100	—	100	—	100
Gain (loss) on change in fair value of assets/liabilities	—	(20)	—	(20)	—	(20)
Other income	10	(8)	60	62	—	62
Total revenues	3,084	86	65	3,235	(108)	3,127

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,467	—	—	1,467	—	1,467
Commissions and other underwriting expenses	825	—	21	846	—	846
Interest charges on borrowed money	—	—	46	46	—	46
Expenses of MIEs	—	86	—	86	—	86
Other expenses	25	—	79	104	11	115
Total costs and expenses	2,317	86	146	2,549	11	2,560
Earnings before income taxes	767	—	(81)	686	(119)	567
Provision for income taxes	160	—	(20)	140	(30)	110
Core Net Operating Earnings	607	—	(61)	546
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(85)	(85)	85	—
Loss on retirement of debt, net of tax	—	—	(8)	(8)	8	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$607	$—	$(150)	$457	$—	$457

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$2,423	$—	$—	$—	$2,423	$—	$2,423
Net investment income	302	51	(12)	11	352	—	352
Realized gains (losses) on:
Securities	—	—	—	—	—	120	120
Subsidiaries	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	90	—	90	—	90
Gain (loss) on change in fair value of assets/liabilities	—	—	8	—	8	—	8
Other income	5	—	(8)	46	43	—	43
Total revenues	2,730	51	78	57	2,916	124	3,040

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,381	—	—	—	1,381	—	1,381
Commissions and other underwriting expenses	756	—	—	14	770	—	770
Interest charges on borrowed money	—	—	—	47	47	—	47
Expenses of MIEs	—	—	78	—	78	—	78
Other expenses	17	1	—	112	130	11	141
Total costs and expenses	2,154	1	78	173	2,406	11	2,417
Earnings from continuing operations before income taxes	576	50	—	(116)	510	113	623
Provision for income taxes	113	11	—	(25)	99	17	116
Core Net Operating Earnings	463	39	—	(91)	411
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	95	95	(95)	—
Discontinued operations, net of tax	—	914	—	—	914	—	914
Neon exited lines	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings	$466	$953	$—	$2	$1,421	$—	$1,421
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $767 million in GAAP pretax earnings in the first six months of 2022 compared to $580 million in the first six months of 2021, an increase of $187 million (32%). Property and casualty core pretax earnings were $767 million in the first six months of 2022 compared to $576 million in the first six months of 2021, an increase of $191 million (33%). The increase in GAAP and core pretax earnings reflects higher underwriting profit and higher net investment income primarily from alternative investments (partnerships and similar investments and AFG-managed CLOs) in the first six months of 2022 compared to the first six months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Six months ended June 30,
	2022	2021	% Change
Gross written premiums	$4,059	$3,553	14%
Reinsurance premiums ceded	(1,175)	(979)	20%
Net written premiums	2,884	2,574	12%
Change in unearned premiums	(189)	(151)	25%
Net earned premiums	2,695	2,423	11%
Loss and loss adjustment expenses	1,467	1,381	6%
Commissions and other underwriting expenses	825	756	9%
Core underwriting gain	403	286	41%

Net investment income	379	302	25%
Other income and expenses, net	(15)	(12)	25%
Core earnings before income taxes	767	576	33%
Pretax non-core Neon exited lines (*)	—	4	(100%)
GAAP earnings before income taxes	$767	$580	32%

(*)In the second quarter of 2021, AFG recognized a non-core pretax gain of $4 million related to contingent consideration received on the sale of Neon.

	Six months ended June 30,
	2022	2021	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	54.3%	57.0%	(2.7%)
Underwriting expense ratio	30.6%	31.2%	(0.6%)
Combined ratio	84.9%	88.2%	(3.3%)

Aggregate — including exited lines
Loss and LAE ratio	54.4%	57.0%	(2.6%)
Underwriting expense ratio	30.6%	31.2%	(0.6%)
Combined ratio	85.0%	88.2%	(3.2%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.06 billion for the first six months of 2022 compared to $3.55 billion for the first six months of 2021, an increase of $506 million (14%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2022		2021
	GWP	%	GWP	%	% Change
Property and transportation	$1,722	42%	$1,371	38%	26%
Specialty casualty	1,924	48%	1,801	51%	7%
Specialty financial	413	10%	381	11%	8%
	$4,059	100%	$3,553	100%	14%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for the first six months of 2022 compared to 28% of gross written premiums for the first six months of 2021, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2022		2021		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(589)	34%	$(404)	29%	5%
Specialty casualty	(628)	33%	(621)	34%	(1%)
Specialty financial	(77)	19%	(61)	16%	3%
Other specialty	119		107
	$(1,175)	29%	$(979)	28%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.88 billion for the first six months of 2022 compared to $2.57 billion for the first six months of 2021, an increase of $310 million (12%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2022		2021
	NWP	%	NWP	%	% Change
Property and transportation	$1,133	39%	$967	38%	17%
Specialty casualty	1,296	45%	1,180	46%	10%
Specialty financial	336	12%	320	12%	5%
Other specialty	119	4%	107	4%	11%
	$2,884	100%	$2,574	100%	12%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.70 billion for the first six months of 2022 compared to $2.42 billion for the first six months of 2021, an increase of $272 million (11%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2022		2021
	NEP	%	NEP	%	% Change
Property and transportation	$948	35%	$847	35%	12%
Specialty casualty	1,296	48%	1,159	48%	12%
Specialty financial	334	12%	314	13%	6%
Other specialty	117	5%	103	4%	14%
	$2,695	100%	$2,423	100%	11%

The $506 million (14%) increase in gross written premiums for the first six months of 2022 compared to the first six months of 2021 reflects the favorable impact of timing differences in the recording of premiums in the Property and transportation sub-segment. Excluding that impact, gross and net written premiums increased 9% and 10%, respectively, compared to the first six months of 2021 as a result of new business opportunities, increased exposures and renewal rate increases. Overall average renewal rates increased approximately 5% in the first six months of 2022. Excluding the workers’ compensation business, renewal pricing increased approximately 7%.

Property and transportation Gross written premiums increased $351 million (26%) in the first six months of 2022 compared to the first six months of 2021 due primarily to the timing of premium recognition between the fourth quarter of 2021 and the first quarter of 2022 in the crop insurance business and the timing of the renewal of a large account in the transportation business. Excluding the impact of these items, gross and net written premiums grew 13% and 12%, respectively, reflecting increased exposures and higher rates in the transportation businesses and growth in the crop insurance business. Average renewal rates increased approximately 6% for this group in the first six months of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in the first six

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
months of 2022 compared to the first six months of 2021 reflecting the timing of premium recognition in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $123 million (7%) in the first six months of 2022 compared to the first six months of 2021 due primarily to increased exposures in the excess and surplus business, rate increases and new business opportunities in the targeted markets businesses and payroll growth in the workers’ compensation business. This premium growth was partially offset by lower year-over-year premiums in the mergers and acquisition liability business. Average renewal rates increased approximately 4% for this group in the first six months of 2022. Excluding overall rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first six months of 2022 compared to the first six months of 2021 reflecting lower cessions in the environmental, excess and surplus, excess liability and mergers and acquisitions liability businesses.

Specialty financial Gross written premiums increased $32 million (8%) in the first six months of 2022 compared to the first six months of 2021 due primarily to rate increases and new business opportunities in the fidelity business and new business opportunities in the innovative markets and lender services businesses. Average renewal rates increased approximately 4% for this group in the first six months of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points for the first six months of 2022 compared to the first six months of 2021 reflecting higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $12 million (11%) in the first six months of 2022 compared to the first six months of 2021, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Six months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021
Property and transportation
Loss and LAE ratio	61.4%	57.1%	4.3%
Underwriting expense ratio	27.9%	29.0%	(1.1%)
Combined ratio	89.3%	86.1%	3.2%
Underwriting profit				$101	$118

Specialty casualty
Loss and LAE ratio	53.9%	62.5%	(8.6%)
Underwriting expense ratio	26.5%	26.5%	—%
Combined ratio	80.4%	89.0%	(8.6%)
Underwriting profit				$254	$127

Specialty financial
Loss and LAE ratio	27.5%	33.5%	(6.0%)
Underwriting expense ratio	52.6%	51.9%	0.7%
Combined ratio	80.1%	85.4%	(5.3%)
Underwriting profit				$66	$46

Total Specialty
Loss and LAE ratio	54.3%	57.0%	(2.7%)
Underwriting expense ratio	30.6%	31.2%	(0.6%)
Combined ratio	84.9%	88.2%	(3.3%)
Underwriting profit				$405	$287

Aggregate — including exited lines
Loss and LAE ratio	54.4%	57.0%	(2.6%)
Underwriting expense ratio	30.6%	31.2%	(0.6%)
Combined ratio	85.0%	88.2%	(3.2%)
Underwriting profit				$403	$286

The Specialty property and casualty insurance operations generated an underwriting profit of $405 million for the first six months of 2022 compared to $287 million for the first six months of 2021, an increase of $118 million (41%), reflecting higher underwriting profit in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Specialty property and transportation sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $11 million (0.5 points on the combined ratio) in COVID-19 related losses in the first six months of 2021. Overall catastrophe losses were $31 million (1.2 points on the combined ratio) in the first six months of 2022 compared to catastrophe losses of $30 million (1.3 points) and related net reinstatement premiums of $12 million in the first six months of 2021.

Property and transportation Underwriting profit for this group was $101 million for the first six months of 2022 compared to $118 million for the first six months of 2021, a decrease of $17 million (14%). This decrease reflects lower underwriting profit in the transportation businesses, primarily the result of lower favorable prior year reserve development. Catastrophe losses were $25 million (2.7 points on the combined ratio) in the first six months of 2022 compared to catastrophe losses of $20 million (2.4 points) and related net reinstatement premiums of $9 million in the first six months of 2021.

Specialty casualty Underwriting profit for this group was $254 million for the first six months of 2022 compared to $127 million for the first six months of 2021, an increase of $127 million (100%). This increase reflects higher year-over-year underwriting profit in the workers’ compensation, excess and surplus and executive liability businesses. COVID-19 related losses were $7 million (0.6 points on the combined ratio) in the first six months of 2021. Catastrophe losses were $1 million (0.1 points on the combined ratio) in the first six months of 2022 compared to catastrophe losses of $3 million (0.3 points) and related net reinstatement premiums of $1 million in the first six months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Underwriting profit for this group was $66 million for the first six months of 2022 compared to $46 million for the first six months of 2021, an increase of $20 million (43%). This increase reflects higher year-over-year underwriting profit in the trade credit and fidelity businesses. COVID-19 related losses were $4 million (1.4 points on the combined ratio) in the first six months of 2021. Catastrophe losses were $5 million (1.4 points on the combined ratio) in the first six months of 2022 compared to catastrophe losses of $6 million (2.0 points) and related net reinstatement premiums of $2 million in the first six months of 2021.

Other specialty This group reported an underwriting loss of $16 million for the first six months of 2022 compared to $4 million in the first six months of 2021, an increase of $12 million (300%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first six months of 2022 compared to the first six months of 2021.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $2 million and $1 million in the first six months of 2022 and 2021, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 54.4% for the first six months of 2022 compared to 57.0% for the first six months of 2021, a decrease of 2.6 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2022	2021	2022	2021	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$622	$547	65.5%	64.5%	1.0%
Prior accident years development	(64)	(83)	(6.8%)	(9.8%)	3.0%
Current year COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses	25	20	2.7%	2.4%	0.3%
Property and transportation losses and LAE and ratio	$583	$484	61.4%	57.1%	4.3%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$795	$743	61.4%	64.1%	(2.7%)
Prior accident years development	(98)	(29)	(7.6%)	(2.5%)	(5.1%)
Current year COVID-19 related losses	—	7	—%	0.6%	(0.6%)
Current year catastrophe losses	1	3	0.1%	0.3%	(0.2%)
Specialty casualty losses and LAE and ratio	$698	$724	53.9%	62.5%	(8.6%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$115	$115	34.6%	36.4%	(1.8%)
Prior accident years development	(28)	(20)	(8.5%)	(6.3%)	(2.2%)
Current year COVID-19 related losses	—	4	—%	1.4%	(1.4%)
Current year catastrophe losses	5	6	1.4%	2.0%	(0.6%)
Specialty financial losses and LAE and ratio	$92	$105	27.5%	33.5%	(6.0%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$1,609	$1,466	59.6%	60.5%	(0.9%)
Prior accident years development	(175)	(127)	(6.5%)	(5.3%)	(1.2%)
Current year COVID-19 related losses	—	11	—%	0.5%	(0.5%)
Current year catastrophe losses	31	30	1.2%	1.3%	(0.1%)
Total Specialty losses and LAE and ratio	$1,465	$1,380	54.3%	57.0%	(2.7%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$1,609	$1,466	59.6%	60.5%	(0.9%)
Prior accident years development	(173)	(126)	(6.4%)	(5.3%)	(1.1%)
Current year COVID-19 related losses	—	11	—%	0.5%	(0.5%)
Current year catastrophe losses	31	30	1.2%	1.3%	(0.1%)
Aggregate losses and LAE and ratio	$1,467	$1,381	54.4%	57.0%	(2.6%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 59.6% for the first six months of 2022 compared to 60.5% for the first six months of 2021, a decrease of 0.9 percentage points.

Property and transportation   The 1.0 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratio in the property and inland marine business due primarily to higher reported large losses in the first six months of 2022 compared to the first six months of 2021.

Specialty casualty   The 2.7 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects improved results in the workers’ compensation and executive liability businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 1.8 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects improved results in the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $175 million in the first six months of 2022 compared to $127 million in the first six months of 2021, an increase of $48 million (38%).

Property and transportation Net favorable reserve development of $64 million in the first six months of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business. Net favorable reserve development of $83 million in the first six months of 2021 reflects lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business and lower than expected claim severity in the property and inland marine business, partially offset by higher than expected claim frequency and severity in the equine business.

Specialty casualty Net favorable reserve development of $98 million in the first six months of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business, partially offset by higher than anticipated claim severity in the targeted markets and excess liability businesses. Net favorable reserve development of $29 million in the first six months of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the general liability, targeted markets and professional liability businesses.

Specialty financial Net favorable reserve development of $28 million in the first six months of 2022 reflects lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses. Net favorable reserve development of $20 million in the first six months of 2021 reflects lower than anticipated claim frequency in the surety business and lower than expected claim frequency and severity in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $15 million in the first six months of 2022 and $5 million in the first six months of 2021, reflecting net adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the first six months of 2022 and $1 million in the first six months of 2021 related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
In the first six months of 2022, AFG’s Specialty property and casualty insurance operations released $6 million of prior accident year COVID-19 reserves based on improved loss experience in the trade credit and workers’ compensation businesses. Underwriting results for AFG’s Specialty property and casualty insurance operations in the first six months of 2021 include $11 million in reserve charges related to COVID-19, primarily related to the workers’ compensation and trade credit businesses. AFG released approximately $10 million of accident year 2020 reserves based on loss experience in the first six months of 2021. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 57% of the $86 million in COVID-19 related losses are held as incurred but not reported reserves at June 30, 2022.

Catastrophe losses
Catastrophe losses of $31 million in the first six months of 2022 resulted primarily from storms in multiple regions of the United States. Catastrophe losses of $30 million in the first six months of 2021 resulted primarily from storms in multiple regions of the United States, including the winter storms in Texas.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $825 million in the first six months of 2022 compared to $756 million for the first six months of 2021, an increase of $69 million (9%). AFG’s underwriting expense ratio was 30.6% for the first six months of 2022 compared to 31.2% for the first six months of 2021, a decrease of 0.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2022		2021		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$264	27.9%	$245	29.0%	(1.1%)
Specialty casualty	344	26.5%	308	26.5%	—%
Specialty financial	176	52.6%	163	51.9%	0.7%
Other specialty	41	35.4%	40	39.0%	(3.6%)
	$825	30.6%	$756	31.2%	(0.6%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.1 percentage points in the first six months of 2022 compared to the first six months of 2021 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums in the ocean marine and trucking businesses on the ratio in the first six months of 2022 compared to the first six months of 2021.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in the first six months of 2022 and the first six months of 2021.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.7 percentage points in the first six months of 2022 compared to the first six months of 2021 reflecting higher profit-based commissions to reinsurers in the financial institutions business in the first six months of 2022 compared to the first six months of 2021, partially offset by the impact of higher premiums in the surety business on the ratio in the first six months of 2022 compared to the first six months of 2021.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $379 million in the first six months of 2022 compared to $302 million in the first six months of 2021, an increase of $77 million (25%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2022	2021	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$178	$162	$16	10%
Alternative investments	201	140	61	44%
Total net investment income	$379	$302	$77	25%

Average invested assets (at amortized cost)	$13,878	$12,539	$1,339	11%

Yield (net investment income as a % of average invested assets)	5.46%	4.82%	0.64%

Tax equivalent yield (*)	5.56%	4.96%	0.60%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The property and casualty insurance segment’s increase in net investment income for the first six months of 2022 compared to the first six months of 2021 reflects higher average investments, a higher percentage of the portfolio invested in alternative investments (partnerships and similar investments and AFG-managed CLOs) and higher fixed maturity yields. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.46% for the first six months of 2022 compared to 4.82% for the first six months of 2021, an increase of 0.64 percentage points. The annualized return earned on alternative investments was 20.7% in the first six months of 2022 compared to 26.3% in the prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $15 million for the first six months of 2022 compared to $12 million for the first six months of 2021, an increase of $3 million (25%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2022	2021
Other income:
Income (loss) related to the sale of real estate	$1	$(1)
Other	9	6
Total other income	10	5
Other expenses:
Amortization of intangibles	5	4
Interest expense on funds withheld	13	12
Other	7	1
Total other expense	25	17
Other income and expenses, net	$(15)	$(12)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $92 million in the first six months of 2022 compared to $127 million in the first six months of 2021, a decrease of $35 million (28%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $81 million in the first six months of 2022 compared to $116 million in the first six months of 2021, a decrease of $35 million (30%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Six months ended June 30,
	2022	2021	% Change
Revenues:
Net investment income	$5	$11	(55%)
Other income — P&C fees	45	37	22%
Other income	15	9	67%
Total revenues	65	57	14%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	21	14	50%
Other expense — expenses associated with P&C fees	24	23	4%
Other expenses (*)	55	89	(38%)
Costs and expenses, excluding interest charges on borrowed money	100	126	(21%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(35)	(69)	(49%)
Interest charges on borrowed money	46	47	(2%)
Core loss before income taxes, excluding realized gains and losses	(81)	(116)	(30%)
Pretax non-core loss on retirement of debt	(11)	—
Pretax non-core loss on pension settlement	—	(11)	(100%)
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(92)	$(127)	(28%)
(*)Excludes a pretax non-core loss on retirement of debt of $11 million in the first six months of 2022 and a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in the second quarter of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $5 million in the first six months of 2022 compared to $11 million in the first six months of 2021, a decrease of $6 million (55%). The small portfolio of equity securities held at the holding company that are carried at fair value through net investment income declined in value by $8 million in the first six months of 2022 compared to increasing in value by $6 million in the first six months of 2021. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment improved to $13 million in the first six months of 2022 compared to $5 million in the first six months of 2021 reflecting higher average investment balances and income from directly owned real estate investments acquired from the annuity subsidiaries in conjunction with the sale of the annuity business in May 2021.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2022, AFG collected $40 million in fees for these services compared to $36 million in the first six months of 2021. Management views this fee income, net of the $24 million in the first six months of 2022 and $23 million in the first six months of 2021 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $5 million and $1 million in fees from AFG’s disposed annuity operations in the first six months of 2022 and the first six months of 2021, respectively, as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, all of these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $8 million in both the first six months of 2022 and the first six months of 2021, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $7 million in the first six months of 2022 compared to $1 million in the first six months of 2021, an increase of $6 million (600%) due primarily to income from the sale of real estate.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $55 million in the first six months of 2022 compared to $89 million the first six months of 2021, a decrease of $34 million (38%) reflecting lower holding company expenses related to employee benefit plans that are tied to stock market performance.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $46 million in the first six months of 2022 compared to $47 million in the first six months of 2021, a decrease of $1 million (2%), reflecting the retirement of AFG’s 3.50% Senior Notes in the first and second quarters of 2022.

Holding Company and Other — Loss on Retirement of Debt
During the first six months of 2022, AFG retired its $425 million principal amount of 3.50% Senior Notes for $433 million cash (including a make-whole premium of $6 million), which resulted in an $11 million pretax non-core loss.

Holding Company and Other — Loss on Pension Settlement
In the second quarter of 2021, AFG settled pension liabilities related to a small former manufacturing operation resulting in a pretax non-core loss of $11 million.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $108 million in the first six months of 2022 compared to net gains of $120 million in the first six months of 2021, a change of $228 million (190%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2022	2021
Realized gains (losses) before impairment allowances:
Disposals	$(6)	$2
Change in the fair value of equity securities	(95)	119
Change in the fair value of derivatives	(8)	(2)
	(109)	119

Change in allowance for impairments on securities	1	1
Realized gains (losses) on securities	$(108)	$120

The $95 million net realized loss from the change in the fair value of equity securities in the first six months of 2022 includes losses of $50 million on investments in banks and financing companies, $13 million on investments in healthcare companies, $8 million on investments in media companies, $6 million on investments in retail companies and $6 million on investments in technology companies, partially offset by gains of $9 million on investments in energy and natural gas companies. The $119 million net realized gain from the change in the fair value of equity securities in the first six months of 2021 includes gains of $31 million on investments in energy and natural gas companies, $24 million on investments in healthcare companies, $19 million on investments in banks and financing companies and $19 million from investments in media companies.

Realized Gain on Subsidiary
In the second quarter of 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $110 million for the first six months of 2022 compared to $116 million for the first six months of 2021, a decrease of $6 million (5%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

Real Estate Entities Acquired from the Annuity Operations
Prior to the completion of the sale of its annuity operations in May 2021, AFG parent and its property and casualty insurance operations acquired certain real estate-related partnerships and directly owned real estate from those operations. GAAP pretax earnings from continuing operations for the first six months of 2021 includes the earnings from these entities and certain other expenses that were retained from the annuity operations.

The retained real estate entities contributed $51 million in GAAP pretax earnings through the May 31, 2021 effective date of the sale.

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold in May 2021, contributed $914 million in GAAP net earnings in the first six months of 2021, which includes a $656 million after tax gain on the sale.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2022, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2021 Form 10-K. The following table demonstrates the sensitivity of fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2022 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$9,822
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(295)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2022 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter	35,201	$131.05		35,201	7,655,721
Second quarter:
April	—	$—		—	7,655,721
May	—	—		—	7,655,721
June	—	—		—	7,655,721
Total	35,201	$131.05	(a)	35,201
(a)AFG declared special dividends of $10.00 per share of its Common Stock in the first six months of 2022. Adjusted for the special dividends, the average price paid per share was $121.05 for the six months ended June 30, 2022.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

In addition, AFG acquired 47,909 shares of its Common Stock (at an average of $135.41 per share) in the first quarter of 2022, 7,822 shares (at an average of $146.60 per share) in April 2022, 491 shares (at an average of $142.53 per share) in May 2022 and 87 shares (at an average of $142.84 per share) in June 2022 in connection with its stock incentive plans.

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

American Financial Group, Inc.

August 5, 2022	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer