Form 10-Q
period 2022-09-30
AMERICAN FINANCIAL GROUP INC
filed 2022-11-04
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2022, there were 85,143,503 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$794	$2,131
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,744 and $10,193; allowance for expected credit losses of $9 and $9)	10,034	10,357
Fixed maturities, trading at fair value	30	28
Equity securities, at fair value	996	1,042
Investments accounted for using the equity method	1,661	1,517
Mortgage loans	676	520
Real estate and other investments	131	150
Total cash and investments	14,322	15,745
Recoverables from reinsurers	4,108	3,519
Prepaid reinsurance premiums	1,180	834
Agents’ balances and premiums receivable	1,698	1,265
Deferred policy acquisition costs	292	267
Assets of managed investment entities	5,099	5,296
Other receivables	1,328	857
Other assets	1,259	902
Goodwill	246	246
Total assets	$29,532	$28,931

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$12,067	$11,074
Unearned premiums	3,785	3,041
Payable to reinsurers	1,366	920
Liabilities of managed investment entities	5,002	5,220
Long-term debt	1,533	1,964
Other liabilities	1,847	1,700
Total liabilities	25,600	23,919

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 85,140,521 and 84,920,965 shares outstanding	85	85
Capital surplus	1,358	1,330
Retained earnings	3,091	3,478
Accumulated other comprehensive income (loss), net of tax	(602)	119
Total shareholders’ equity	3,932	5,012
Total liabilities and shareholders’ equity	$29,532	$28,931

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Property and casualty insurance net earned premiums	$1,767	$1,529	$4,462	$3,952
Net investment income	151	169	549	521
Realized gains (losses) on:
Securities	(35)	(17)	(143)	103
Subsidiaries	—	—	—	4
Income of managed investment entities:
Investment income	75	45	175	135
Gain (loss) on change in fair value of assets/liabilities	(5)	1	(25)	9
Other income	31	27	93	70
Total revenues	1,984	1,754	5,111	4,794

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,176	954	2,643	2,335
Commissions and other underwriting expenses	445	417	1,291	1,187
Interest charges on borrowed money	19	24	65	71
Expenses of managed investment entities	62	37	148	115
Other expenses	72	55	187	196
Total costs and expenses	1,774	1,487	4,334	3,904
Earnings from continuing operations before income taxes	210	267	777	890
Provision for income taxes	45	48	155	164
Net earnings from continuing operations	165	219	622	726
Net earnings from discontinued operations	—	—	—	914
Net Earnings	$165	$219	$622	$1,640

Earnings per Basic Common Share:
Continuing operations	$1.93	$2.57	$7.30	$8.52
Discontinued operations	—	—	—	10.72
Total basic earnings	$1.93	$2.57	$7.30	$19.24
Earnings per Diluted Common Share:
Continuing operations	$1.93	$2.56	$7.29	$8.45
Discontinued operations	—	—	—	10.66
Total diluted earnings	$1.93	$2.56	$7.29	$19.11
Average number of Common Shares:
Basic	85.2	84.8	85.1	85.2
Diluted	85.4	85.2	85.3	85.8

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net earnings	$165	$219	$622	$1,640

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period	(231)	(29)	(698)	(177)
Reclassification adjustment for realized (gains) losses included in net earnings	3	2	8	(16)
Reclassification adjustment for unrealized gains of subsidiaries sold	—	—	—	(884)
Total net unrealized losses on securities	(228)	(27)	(690)	(1,077)
Net unrealized losses on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(21)	—	(27)	(1)
Reclassification adjustment for investment income included in net earnings	—	—	(2)	(11)
Reclassification adjustment for unrealized gains on cash flow hedges of subsidiaries sold	—	—	—	(29)
Total net unrealized losses on cash flow hedges	(21)	—	(29)	(41)
Foreign currency translation adjustments	(5)	(3)	(2)	(3)
Pension and other postretirement plans adjustments (“OPRP”):
Unrealized holding losses on pension and OPRP arising during the period	—	—	—	(1)
Reclassification adjustment for pension settlement loss included in net earnings	—	—	—	9
Total pension and OPRP adjustments	—	—	—	8
Other comprehensive loss, net of tax	(254)	(30)	(721)	(1,113)

Comprehensive income (loss)	$(89)	$189	$(99)	$527

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at June 30, 2022	85,154,263	$1,436	$2,979	$(348)	$4,067
Net earnings	—	—	165	—	165
Other comprehensive loss	—	—	—	(254)	(254)
Dividends ($0.56 per share)	—	—	(48)	—	(48)
Shares issued:
Exercise of stock options	14,553	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	19,220	2	—	—	2
Dividend reinvestment plan	1,328	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(45,500)	—	(5)	—	(5)
Shares exchanged — benefit plans	(886)	—	—	—	—
Forfeitures of restricted stock	(2,457)	—	—	—	—
Balance at September 30, 2022	85,140,521	$1,443	$3,091	$(602)	$3,932

Balance at June 30, 2021	84,713,927	$1,388	$4,023	$190	$5,601
Net earnings	—	—	219	—	219
Other comprehensive loss	—	—	—	(30)	(30)
Dividends ($6.50 per share)	—	—	(551)	—	(551)
Shares issued:
Exercise of stock options	153,842	6	—	—	6
Restricted stock awards	—	—	—	—	—
Other benefit plans	17,029	2	—	—	2
Dividend reinvestment plan	6,272	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(94,960)	(1)	(11)	—	(12)
Shares exchanged — benefit plans	(562)	—	—	—	—
Forfeitures of restricted stock	(540)	—	—	—	—
Balance at September 30, 2021	84,795,008	$1,400	$3,680	$160	$5,240

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	622	—	622
Other comprehensive loss	—	—	—	(721)	(721)
Dividends ($11.68 per share)	—	—	(993)	—	(993)
Shares issued:
Exercise of stock options	138,498	5	—	—	5
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	54,171	7	—	—	7
Dividend reinvestment plan	27,518	4	—	—	4
Stock-based compensation expense	—	14	—	—	14
Shares acquired and retired	(80,701)	(1)	(9)	—	(10)
Shares exchanged — benefit plans	(57,195)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(13,815)	—	—	—	—
Balance at September 30, 2022	85,140,521	$1,443	$3,091	$(602)	$3,932

Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789
Net earnings	—	—	1,640	—	1,640
Other comprehensive loss	—	—	—	(1,113)	(1,113)
Dividends ($21.50 per share)	—	—	(1,826)	—	(1,826)
Shares issued:
Exercise of stock options	1,118,586	55	—	—	55
Restricted stock awards	207,020	—	—	—	—
Other benefit plans	60,494	7	—	—	7
Dividend reinvestment plan	42,926	5	—	—	5
Stock-based compensation expense	—	11	—	—	11
Shares acquired and retired	(2,769,182)	(44)	(274)	—	(318)
Shares exchanged — benefit plans	(91,926)	(1)	(9)	—	(10)
Forfeitures of restricted stock	(118,156)	—	—	—	—
Balance at September 30, 2021	84,795,008	$1,400	$3,680	$160	$5,240

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2022	2021
Operating Activities:
Net earnings	$622	$1,640
Adjustments:
Depreciation and amortization	78	160
Annuity benefits	—	377
Realized (gains) losses on investing activities	136	(1,111)
Net purchases of trading securities	(2)	(6)
Deferred annuity and life policy acquisition costs	—	(98)
Change in:
Reinsurance and other receivables	(1,830)	(987)
Other assets	(163)	238
Insurance claims and reserves	1,737	1,204
Payable to reinsurers	446	339
Other liabilities	16	88
Managed investment entities’ assets/liabilities	133	(78)
Other operating activities, net	(130)	(341)
Net cash provided by operating activities	1,043	1,425

Investing Activities:
Purchases of:
Fixed maturities	(3,733)	(6,907)
Equity securities	(194)	(110)
Mortgage loans	(273)	(179)
Equity index options and other investments	(96)	(313)
Real estate, property and equipment	(72)	(53)
Businesses	(10)	—
Proceeds from:
Maturities and redemptions of fixed maturities	2,126	4,075
Repayments of mortgage loans	117	27
Sales of fixed maturities	1,068	690
Sales of equity securities	112	462
Sales and settlements of equity index options and other investments	128	562
Sales of real estate, property and equipment	31	25
Sales of businesses	—	3,547
Cash and cash equivalents of businesses sold	—	(2,060)
Managed investment entities:
Purchases of investments	(1,061)	(1,480)
Proceeds from sales and redemptions of investments	801	1,579
Other investing activities, net	(6)	32
Net cash used in investing activities	(1,062)	(103)

Financing Activities:
Reductions of long-term debt	(436)	—
Issuances of Common Stock	12	60
Repurchases of Common Stock	(10)	(318)
Cash dividends paid on Common Stock	(989)	(1,482)
Annuity receipts	—	2,403
Ceded annuity receipts	—	(311)
Annuity surrenders, benefits and withdrawals	—	(1,931)
Ceded annuity surrenders, benefits and withdrawals	—	282
Net transfers from variable annuity assets	—	34
Issuances of managed investment entities’ liabilities	666	1,665
Retirements of managed investment entities’ liabilities	(561)	(1,701)
Net cash used in financing activities	(1,318)	(1,299)
Net Change in Cash and Cash Equivalents	(1,337)	23
Cash and cash equivalents at beginning of period	2,131	2,810
Cash and cash equivalents at end of period	$794	$2,833

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Discontinued Operations	I.	Long-Term Debt
C.	Acquisition and Sale of Businesses	J.	Shareholders’ Equity
D.	Segments of Operations	K.	Income Taxes
E.	Fair Value Measurements	L.	Contingencies
F.	Investments	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2022, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first nine months of 2022.

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

At September 30, 2022, assets and liabilities of managed investment entities included $117 million in assets and $105 million in liabilities of temporary warehousing entities that were established to provide AFG the ability to form new CLOs when management believes market conditions are favorable. At closing, all warehoused assets will be transferred to the new CLOs and the liabilities will be repaid.

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

At September 30, 2022 AFG has a $118 million lease liability included in other liabilities and a lease right-of-use asset of $104 million included in other assets compared to $136 million and $118 million, respectively, at December 31, 2021.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of 2022 and 2021 — 0.2 million and 0.4 million; first nine months of 2022 and 2021 — 0.2 million and 0.6 million.

There were no anti-dilutive potential common shares for the third quarter or the first nine months of 2022 and 2021.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Discontinued Operations

Annuity Business   Effective May 31, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”). MassMutual acquired Great American Life Insurance Company and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations. Proceeds from the sale were $3.57 billion (including $34 million in post-closing adjustments) and AFG realized a $656 million net gain on the sale in the first nine months of 2021.

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

May 31, 2021
Assets of businesses sold:
Cash and cash equivalents	$2,060
Investments	38,323
Recoverables from reinsurers	6,748
Other assets	2,152
Total assets of discontinued annuity operations	49,283
Liabilities of businesses sold:
Annuity benefits accumulated	43,690
Other liabilities	1,813
Total liabilities of discontinued annuity operations	45,503
Reclassify AOCI	(913)
Net investment in annuity businesses sold, excluding AOCI	$2,867

Details of the results of operations for the discontinued annuity operations were (in millions):

Nine months ended September 30, 2021 (*)
Net investment income	$746
Realized gains on securities	112
Other income	52
Total revenues	910
Annuity benefits	377
Annuity and supplemental insurance acquisition expenses	136
Other expenses	73
Total costs and expenses	586
Earnings before income taxes from discontinued operations	324
Provision for income taxes on discontinued operations	66
Net earnings from operations, net of tax	258
Gain on sale, net of tax	656
Net earnings from discontinued operations	$914
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

Derivatives   The vast majority of AFG’s derivatives that do not qualify for hedge accounting were held by the sold annuity subsidiaries. The following table summarizes the gains (losses) included in net earnings from discontinued operations for changes in the fair value of derivatives that do not qualify for hedge accounting for the first nine months of 2021 (in millions):

Derivative	Nine months ended September 30, 2021 (*)
MBS with embedded derivatives	$(1)
Fixed-indexed and variable-indexed annuities (embedded derivative)	(222)
Equity index call options	237
Equity index put options	5
Reinsurance contract (embedded derivative)	1
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

Annuity Operations   See Note B — “Discontinued Operations,” for information on the 2021 sale of AFG’s annuity operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
In the third quarter of 2022, AFG acquired an insurance agency business for $12 million, including $10 million in cash. Virtually all of the purchase price was recorded as an amortizing intangible asset representing the fair value of the agency’s customer base at acquisition.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$857	$700	$1,805	$1,547
Specialty casualty	677	613	1,973	1,772
Specialty financial	171	163	505	477
Other specialty	62	53	179	156
Total premiums earned	1,767	1,529	4,462	3,952
Net investment income	145	165	524	467
Other income	2	4	12	9
Total property and casualty insurance	1,914	1,698	4,998	4,428
Other	105	73	256	208
Real estate-related entities (*)	—	—	—	51
Total revenues before realized gains (losses)	2,019	1,771	5,254	4,687
Realized gains (losses) on securities	(35)	(17)	(143)	103
Realized gain on subsidiaries	—	—	—	4
Total revenues	$1,984	$1,754	$5,111	$4,794
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
Earnings From Continuing Operations Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$39	$45	$140	$163
Specialty casualty	118	110	372	237
Specialty financial	15	26	81	72
Other specialty	(14)	(12)	(30)	(16)
Other lines	(3)	(1)	(5)	(2)
Total underwriting	155	168	558	454
Investment and other income, net	134	161	498	451
Total property and casualty insurance	289	329	1,056	905
Other (a)	(44)	(45)	(136)	(173)
Real estate-related entities (b)	—	—	—	51
Total earnings from continuing operations before realized gains (losses) and income taxes	245	284	920	783
Realized gains (losses) on securities	(35)	(17)	(143)	103
Realized gain on subsidiaries	—	—	—	4
Total earnings from continuing operations before income taxes	$210	$267	$777	$890
(a)Includes holding company interest and expenses, including a gain of $1 million and a loss of $10 million on retirement of debt in the third quarter and first nine months of 2022, respectively.
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

The contingent consideration liability (included in other liabilities in AFG’s Balance Sheet) relates to AFG’s acquisitions of Verikai in December 2021, and to a lesser extent, a small insurance agency in September 2022, which are discussed in Note C — “Acquisition and Sale of Businesses.” These liabilities are remeasured at fair value at each balance sheet date with changes in fair value recognized in net earnings. To estimate the fair value of the contingent consideration liability related to the Verikai acquisition ($23 million at September 30, 2022), AFG uses a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3. There was no change to the estimated fair value of this liability during the third quarter or first nine months of 2022.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$214	$—	$—	$214
States, municipalities and political subdivisions	—	1,257	1	1,258
Foreign government	—	223	—	223
Residential MBS	—	1,596	8	1,604
Commercial MBS	—	85	—	85
Collateralized loan obligations	—	1,804	2	1,806
Other asset-backed securities	—	1,970	301	2,271
Corporate and other	10	2,268	295	2,573
Total AFS fixed maturities	224	9,203	607	10,034
Trading fixed maturities	—	30	—	30
Equity securities	570	42	384	996
Assets of managed investment entities (“MIE”)	296	4,792	11	5,099
Total assets accounted for at fair value	$1,090	$14,067	$1,002	$16,159
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	291	4,701	10	5,002
Other liabilities — derivatives	—	46	—	46
Total liabilities accounted for at fair value	$291	$4,747	$35	$5,073

December 31, 2021
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$215	$1	$—	$216
States, municipalities and political subdivisions	—	1,791	41	1,832
Foreign government	—	246	—	246
Residential MBS	—	946	14	960
Commercial MBS	—	104	—	104
Collateralized loan obligations	—	1,643	—	1,643
Other asset-backed securities	—	2,398	278	2,676
Corporate and other	11	2,402	267	2,680
Total AFS fixed maturities	226	9,531	600	10,357
Trading fixed maturities	—	28	—	28
Equity securities	679	50	313	1,042
Assets of managed investment entities	390	4,893	13	5,296
Total assets accounted for at fair value	$1,295	$14,502	$926	$16,723
Liabilities:
Contingent consideration — acquisitions	$—	$—	$23	$23
Liabilities of managed investment entities	384	4,823	13	5,220
Total liabilities accounted for at fair value	$384	$4,823	$36	$5,243

Approximately 6% of the total assets carried at fair value at September 30, 2022, were Level 3 assets. Approximately 16% ($158 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately $23 million (2%) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 23% ($231 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Internally developed fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately $590 million (59%) of the total fair value of Level 3 assets at September 30, 2022. Approximately 67% ($397 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the pricing model suggests a price in excess of par value and the security is currently callable at par value, management caps the fair value at par value. Approximately 25% ($145 million) of the internally developed Level 3 assets are equity securities which are priced primarily using broker quotes and internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2022 and 2021 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	1
Residential MBS	8	—	—	—	—	4	(4)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	—	—	—	—	—	—	2
Other asset-backed securities	313	—	(8)	5	(9)	—	—	301
Corporate and other	269	(1)	(12)	45	(5)	—	(1)	295
Total AFS fixed maturities	593	(1)	(20)	50	(14)	4	(5)	607
Equity securities	378	(2)	—	24	(15)	—	(1)	384
Assets of MIE	12	(1)	—	—	—	—	—	11
Total Level 3 assets	$983	$(4)	$(20)	$74	$(29)	$4	$(6)	$1,002

Contingent consideration — acquisitions	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)
Total Level 3 liabilities	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	36	—	—	—	—	8	(2)	42
Residential MBS	28	(1)	—	—	(1)	—	(8)	18
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	6	—	1	—	—	—	(6)	1
Other asset-backed securities	315	1	(1)	41	(38)	—	(9)	309
Corporate and other	220	—	(1)	36	(9)	2	—	248
Total AFS fixed maturities	605	—	(1)	77	(48)	10	(25)	618
Equity securities	245	7	—	20	(4)	—	—	268
Assets of MIE	15	(2)	—	1	—	—	(2)	12
Total Level 3 assets	$865	$5	$(1)	$98	$(52)	$10	$(27)	$898

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(3)	—	(1)	—	(36)	1
Residential MBS	14	—	—	—	(1)	4	(9)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	278	2	(24)	62	(51)	34	—	301
Corporate and other	267	(1)	(26)	105	(15)	—	(35)	295
Total AFS fixed maturities	600	1	(53)	167	(68)	40	(80)	607
Equity securities	313	20	—	75	(20)	3	(7)	384
Assets of MIE	13	(3)	—	1	—	—	—	11
Total Level 3 assets	$926	$18	$(53)	$243	$(88)	$43	$(87)	$1,002

Contingent consideration — acquisitions	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)
Total Level 3 liabilities	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of Annuity Business	Balance at September 30, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(3)	8	(2)	—	42
Residential MBS	38	(4)	—	6	(2)	6	(26)	—	18
Commercial MBS	2	—	—	—	—	—	(2)	—	—
Collateralized loan obligations	16	1	—	—	(1)	—	(15)	—	1
Other asset-backed securities	305	1	—	131	(110)	14	(32)	—	309
Corporate and other	138	(1)	(2)	142	(29)	5	(5)	—	248
Total AFS fixed maturities	538	(3)	(2)	279	(145)	33	(82)	—	618
Equity securities	176	78	—	44	(23)	—	(7)	—	268
Assets of MIE	21	1	—	3	—	1	(14)	—	12
Assets of discontinued annuity operations	2,971	85	(21)	209	(328)	32	(229)	(2,719)	—
Total Level 3 assets	$3,706	$161	$(23)	$535	$(496)	$66	$(332)	$(2,719)	$898

Liabilities of discontinued annuity operations	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—
Total Level 3 liabilities	$(3,933)	$(222)	$—	$(146)	$158	$—	$—	$4,143	$—

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Cash and cash equivalents	$794	$794	$794	$—	$—
Mortgage loans	676	623	—	—	623
Total financial assets not accounted for at fair value	$1,470	$1,417	$794	$—	$623

Long-term debt	$1,533	$1,344	$—	$1,341	$3
Total financial liabilities not accounted for at fair value	$1,533	$1,344	$—	$1,341	$3

December 31, 2021
Financial assets:
Cash and cash equivalents	$2,131	$2,131	$2,131	$—	$—
Mortgage loans	520	533	—	—	533
Total financial assets not accounted for at fair value	$2,651	$2,664	$2,131	$—	$533

Long-term debt	$1,964	$2,261	$—	$2,258	$3
Total financial liabilities not accounted for at fair value	$1,964	$2,261	$—	$2,258	$3

F.    Investments

Available for sale fixed maturities at September 30, 2022 and December 31, 2021, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
September 30, 2022
Fixed maturities:
U.S. government and government agencies	$229	$—	$—	$(15)	$(15)	$214
States, municipalities and political subdivisions	1,356	—	2	(100)	(98)	1,258
Foreign government	235	—	—	(12)	(12)	223
Residential MBS	1,759	1	22	(176)	(154)	1,604
Commercial MBS	88	—	—	(3)	(3)	85
Collateralized loan obligations	1,879	1	—	(72)	(72)	1,806
Other asset-backed securities	2,449	7	—	(171)	(171)	2,271
Corporate and other	2,749	—	3	(179)	(176)	2,573
Total fixed maturities	$10,744	$9	$27	$(728)	$(701)	$10,034

December 31, 2021
Fixed maturities:
U.S. government and government agencies	$216	$—	$2	$(2)	$—	$216
States, municipalities and political subdivisions	1,758	—	74	—	74	1,832
Foreign government	248	—	—	(2)	(2)	246
Residential MBS	915	—	48	(3)	45	960
Commercial MBS	102	—	2	—	2	104
Collateralized loan obligations	1,643	1	3	(2)	1	1,643
Other asset-backed securities	2,677	7	17	(11)	6	2,676
Corporate and other	2,634	1	55	(8)	47	2,680
Total fixed maturities	$10,193	$9	$201	$(28)	$173	$10,357

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022			December 31, 2021
	Actual Cost		Fair Value	Actual Cost
		Fair Value	over (under) Cost		Fair Value	Fair Value over Cost
Common stocks	$549	$530	$(19)	$491	$586	$95
Perpetual preferred stocks	462	466	4	403	456	53
Total equity securities carried at fair value	$1,011	$996	$(15)	$894	$1,042	$148

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

			Net Investment Income
	Carrying Value		Three months ended September 30,		Nine months ended September 30,
	September 30, 2022	December 31, 2021	2022	2021	2022	2021
Real estate-related investments (*)	$1,218	$1,130	$40	$52	$209	$151
Private equity	413	352	(2)	21	36	66
Private debt	30	35	(1)	—	1	5
Total investments accounted for using the equity method	$1,661	$1,517	$37	$73	$246	$222
(*)Includes 92% with underlying investments in multi-family properties, 1% in single family properties and 7% in other property types as of September 30, 2022 and 88% with underlying investments in multi-family properties, 1% in single family properties and 11% in other property types as of December 31, 2021.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $389 million and $366 million as of September 30, 2022 and December 31, 2021, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2022
Fixed maturities:
U.S. government and government agencies	$(4)	$108	96%	$(11)	$106	91%
States, municipalities and political subdivisions	(98)	1,124	92%	(2)	14	88%
Foreign government	(7)	145	95%	(5)	61	92%
Residential MBS	(174)	1,421	89%	(2)	19	90%
Commercial MBS	(3)	68	96%	—	10	100%
Collateralized loan obligations	(61)	1,465	96%	(11)	329	97%
Other asset-backed securities	(137)	1,806	93%	(34)	326	91%
Corporate and other	(151)	2,174	94%	(28)	208	88%
Total fixed maturities	$(635)	$8,311	93%	$(93)	$1,073	92%

December 31, 2021
Fixed maturities:
U.S. government and government agencies	$(1)	$92	99%	$(1)	$22	96%
States, municipalities and political subdivisions	—	9	100%	—	13	100%
Foreign government	(2)	160	99%	—	—	—%
Residential MBS	(3)	419	99%	—	7	100%
Commercial MBS	—	34	100%	—	—	—%
Collateralized loan obligations	(1)	806	100%	(1)	77	99%
Other asset-backed securities	(8)	1,250	99%	(3)	81	96%
Corporate and other	(8)	500	98%	—	26	100%
Total fixed maturities	$(23)	$3,270	99%	$(5)	$226	98%

At September 30, 2022, the gross unrealized losses on fixed maturities of $728 million relate to approximately 1,900 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 94% of the gross unrealized loss and 94% of the fair value.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2022.

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

	Structured Securities (*)	Corporate and Other	Total
Balance at June 30, 2022	$7	$—	$7
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	2	—	2
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2022	$9	$—	$9

Balance at June 30, 2021	$8	$1	$9
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2021	$8	$1	$9

Balance at January 1, 2022	$8	$1	$9
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	3	—	3
Additions (reductions) to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at September 30, 2022	$9	$—	$9

Balance at January 1, 2021	$10	$2	$12
Initial allowance for purchased securities with credit deterioration	—	—	—
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(2)	1	(1)
Reductions due to sales or redemptions	—	(2)	(2)
Balance at September 30, 2021	$8	$1	$9
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the third quarter and first nine months of 2022 and 2021, AFG did not purchase any securities with expected credit losses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of September 30, 2022 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$578	$575	6%
After one year through five years	2,693	2,511	25%
After five years through ten years	1,018	932	9%
After ten years	280	250	2%
	4,569	4,268	42%
Collateralized loan obligations and other ABS (average life of approximately 3.5 years)	4,320	4,077	41%
MBS (average life of approximately 5.5 years)	1,846	1,689	17%
Total	$10,735	$10,034	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2022 or December 31, 2021.

Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred in AFG’s continuing operations.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Investment income:
Fixed maturities	$98	$73	$263	$217
Equity securities:
Dividends	9	6	24	21
Change in fair value (*)	(6)	7	(8)	41
Equity in earnings of partnerships and similar investments	37	73	246	222
Other	17	14	37	28
Gross investment income	155	173	562	529
Investment expenses	(4)	(4)	(13)	(8)
Net investment income	$151	$169	$549	$521
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(6)	$(2)	$(8)	$(288)	$(2)	$—	$(2)	$(35)
Equity securities	(27)	—	(27)	—	(15)	—	(15)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(33)	(2)	(35)	(288)	(17)	—	(17)	(35)
Tax effects	7	—	7	60	5	—	5	8
Net of tax	$(26)	$(2)	$(28)	$(228)	$(12)	$—	$(12)	$(27)

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(20)	$(1)	$(21)	$(874)	$(2)	$1	$(1)	$(59)
Equity securities	(122)	—	(122)	—	104	—	104	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(142)	(1)	(143)	(874)	102	1	103	(59)
Tax effects	30	—	30	184	(20)	—	(20)	13
Net of tax	$(112)	$(1)	$(113)	$(690)	$82	$1	$83	$(46)

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during the third quarter and first nine months of 2022 and 2021 on securities that were still owned at September 30, 2022 and September 30, 2021 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Included in realized gains (losses)	$(26)	$(16)	$(119)	$82
Included in net investment income	(7)	7	(4)	41
	$(33)	$(9)	$(123)	$123

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	Nine months ended September 30,
	2022	2021
Gross gains	$2	$4
Gross losses	(11)	(2)

Derivatives Designated and Qualifying as Cash Flow Hedges   As of September 30, 2022, AFG has interest rate swaps that are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term reference rates (LIBOR or SOFR).

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR or SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR or SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.22 billion at September 30, 2022, all of which were entered into in the first nine months of 2022. The fair value of the interest rate swaps in an asset position and included in other assets at

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
September 30, 2022 was less than $1 million. The fair value of the interest rate swaps in a liability position and included in other liabilities at September 30, 2022 was $37 million. The net unrealized gain or loss on cash flow hedges is included in AOCI, net of deferred taxes. The amount reclassified from AOCI (before taxes) to net earnings was income of $1 million and $3 million for the third quarter and first nine months of 2022, respectively. A collateral receivable supporting these swaps of $63 million at September 30, 2022 is included in other assets in AFG’s Balance Sheet.

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $97 million (including $62 million invested in the most subordinate tranches and $12 million invested in a temporary warehousing entity) at September 30, 2022, and $76 million at December 31, 2021.

In May 2022, AFG formed one new CLO, which issued $404 million face amount of liabilities (including $13 million face amount purchased by AFG).

The following table shows a progression of the fair value of AFG's investment in CLO tranches held by continuing operations (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$85	$57	$76	$57
Purchases	—	—	33	—
Distributions	(4)	(5)	(13)	(17)
Change in fair value	4	4	(11)	16
Balance at end of period (*)	$85	$56	$85	$56
(*)Excludes $12 million and $40 million invested in temporary warehousing entities at September 30, 2022 and September 30, 2021, respectively, that were established to provide AFG the ability to form new CLOs when management believes market conditions are favorable.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$7	$10	$(297)	$77
Liabilities	(12)	(9)	272	(68)
Management fees paid to AFG	4	4	12	12
CLO earnings (losses) attributable to AFG:
From continuing operations	$4	$5	$(10)	$17
From discontinued annuity operations	—	—	—	20
Total	$4	$5	$(10)	$37
(*)Included in revenues in AFG’s Statement of Earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $366 million and $72 million at September 30, 2022 and December 31, 2021, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $448 million and $187 million at those dates. The CLO assets include loans with an aggregate fair value of $4 million at September 30, 2022 and $9 million at December 31, 2021, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $12 million at September 30, 2022 and $18 million at December 31, 2021).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.81 billion at September 30, 2022 and $1.64 billion at December 31, 2021.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $246 million during the first nine months of 2022.

Included in other assets in AFG’s Balance Sheet is $111 million at September 30, 2022 and $106 million at December 31, 2021 in amortizable intangible assets related to property and casualty insurance acquisitions. These amounts are net of accumulated amortization of $20 million and $67 million, respectively. Amortization of intangibles was $2 million and $1 million in the third quarter of 2022 and 2021, respectively, and $7 million and $5 million in the first nine months of 2022 and 2021, respectively.

I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2022			December 31, 2021
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$586	$(2)	$584	$590	$(2)	$588
3.50% Senior Notes due August 2026	—	—	—	425	(3)	422
5.25% Senior Notes due April 2030	295	(5)	290	300	(5)	295
Other	3	—	3	3	—	3
	884	(7)	877	1,318	(10)	1,308

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,559	$(26)	$1,533	$1,993	$(29)	$1,964

Scheduled principal payments on debt for the balance of 2022, the subsequent five years and thereafter are as follows: 2022 — none; 2023 — none; 2024 — none; 2025 — none; 2026 — none; 2027 — none and thereafter — $1.56 billion.

In the first six months of 2022, AFG repurchased $49 million principal amount of its 3.50% Senior Notes due in August 2026 in open market transactions for $51 million. In June 2022, AFG redeemed the remaining $376 million of outstanding 3.50% Senior Notes due August 2026 for $382 million (including a $6 million make-whole premium).

In the third quarter of 2022, AFG repurchased $4 million principal amount of its 4.50% Senior Notes due in June 2047 for $3 million and $5 million principal amount of its 5.25% Senior Notes due in April 2030 for $5 million in open market transactions (a portion of these repurchases settled in the first few days of October 2022).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at September 30, 2022 or December 31, 2021.

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

The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended September 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(292)	$61	$(231)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		4	(1)	3
Total net unrealized losses on securities	$(326)	(288)	60	(228)	$(554)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		$(26)	$5	$(21)
Reclassification adjustment for investment income included in net earnings		(1)	1	—
Net unrealized losses on cash flow hedges	(8)	(27)	6	(21)	(29)
Foreign currency translation adjustments	(15)	(4)	(1)	(5)	(20)
Pension and other postretirement plans adjustments (“OPRP”)	1	—	—	—	1
Total	$(348)	$(319)	$65	$(254)	$(602)

Quarter ended September 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(37)	$8	$(29)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		2	—	2
Total net unrealized gains (losses) on securities	$205	(35)	8	(27)	$178
Foreign currency translation adjustments	(16)	(3)	—	(3)	(19)
Pension and other postretirement plans adjustments (“OPRP”)	1	—	—	—	1
Total	$190	$(38)	$8	$(30)	$160

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Nine months ended September 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(884)	$186	$(698)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		10	(2)	8
Total net unrealized gains (losses) on securities	$136	(874)	184	(690)	$(554)
Net unrealized gains (losses) on cash flow hedges:					—
Unrealized holding losses on cash flow hedges arising during the period		(34)	7	(27)
Reclassification adjustment for investment income included in net earnings		(3)	1	(2)
Net unrealized losses on cash flow hedges	—	(37)	8	(29)	(29)
Foreign currency translation adjustments	(18)	(1)	(1)	(2)	(20)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$119	$(912)	$191	$(721)	$(602)

Nine months ended September 30, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(224)	$47	$(177)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(21)	5	(16)
Reclassification for unrealized gains on securities of subsidiaries sold		(1,119)	235	(884)
Total net unrealized gains (losses) on securities	$1,255	(1,364)	287	(1,077)	$178
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		(1)	—	(1)
Reclassification adjustment for investment income included in net earnings from discontinued operations		(14)	3	(11)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)
Total net unrealized gains (losses) on cash flow hedges	41	(52)	11	(41)	—
Foreign currency translation adjustments	(16)	(3)	—	(3)	(19)
Pension and OPRP adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9
Total pension and OPRP adjustments	(7)	10	(2)	8	1
Total	$1,273	$(1,409)	$296	$(1,113)	$160
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2022, AFG issued 151,080 shares of restricted Common Stock (fair value of $133.94 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million in the third quarter of 2022 and 2021 and $14 million and $11 million in the first nine months of 2022 and 2021, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

K.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings from continuing operations before income taxes (“EBT”)	$210		$267		$777		$890

Income taxes at statutory rate	$44	21%	$56	21%	$163	21%	$187	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(1)	—%	(2)	(1%)	(7)	(1%)	(10)	(1%)
Stock-based compensation	—	—%	(2)	(1%)	(4)	(1%)	(12)	(1%)
Tax exempt interest	(1)	—%	(2)	(1%)	(5)	(1%)	(6)	(1%)
Adjustment to prior year taxes	(3)	(2%)	(1)	—%	(3)	—%	(1)	—%
Dividends received deduction	—	—%	—	—%	(1)	—%	(1)	—%
Foreign operations	1	—%	2	1%	6	1%	—	—%
Nondeductible expenses	2	1%	2	1%	5	1%	6	1%
Change in valuation allowance	2	1%	(2)	(1%)	1	—%	1	—%
Other	1	—%	(3)	(1%)	—	—%	—	(1%)
Provision for income taxes as shown in the statement of earnings	$45	21%	$48	18%	$155	20%	$164	18%

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

In August 2022, the United States federal government enacted the Inflation Reduction Act (“IRA”) which, among other things, created a new corporate alternative minimum tax (“AMT”) based on the earnings that a company reports in its financial statements and imposes a 1% excise tax on corporate stock repurchases. The effective date of the IRA is January 1, 2023, and the August 2022 enactment did not have an immediate impact on AFG’s financial statements. Due to the lack of specific guidance at this time, AFG cannot determine whether it will be subject to the new AMT. Any AMT incurred would be available to offset AFG’s taxes payable under the standard calculation in future periods. Accordingly, the AMT is a timing difference and would result in the recording of an offsetting deferred tax asset with no impact on overall income tax expense. The excise tax on stock repurchases would be recorded as part of the cost of the repurchases directly in shareholders’ equity.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2022 and 2021 (in millions):

	Nine months ended September 30,
	2022	2021
Balance at beginning of year	$11,074	$10,392
Less reinsurance recoverables, net of allowance	3,419	3,117
Net liability at beginning of year	7,655	7,275
Provision for losses and LAE occurring in the current period	2,869	2,543
Net decrease in the provision for claims of prior years	(226)	(208)
Total losses and LAE incurred	2,643	2,335
Payments for losses and LAE of:
Current year	(667)	(589)
Prior years	(1,501)	(1,430)
Total payments	(2,168)	(2,019)
Foreign currency translation and other	1	—
Net liability at end of period	8,131	7,591
Add back reinsurance recoverables, net of allowance	3,936	3,400
Gross unpaid losses and LAE included in the balance sheet at end of period	$12,067	$10,991

The net decrease in the provision for claims of prior years during the first nine months of 2022 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and in the Singapore operations, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the targeted markets and excess liability businesses (within the Specialty casualty sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2022 and 2021 allowance for expected credit losses on recoverables from reinsurers and premiums receivable related to continuing operations are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2022	2021	2022	2021
Balance at June 30	$7	$8	$9	$9
Provision (credit) for expected credit losses	1	—	(1)	1
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$8	$8	$8	$10

Balance at January 1	$8	$6	$8	$10
Provision (credit) for expected credit losses	—	2	—	—
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$8	$8	$8	$10

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	33	Results of Operations — Third Quarter	46
Overview	34	Segmented Statement of Earnings	46
Critical Accounting Policies	35	Property and Casualty Insurance	48
Liquidity and Capital Resources	35	Holding Company, Other and Unallocated	58
Ratios	35	Results of Operations — First Nine Months	61
Condensed Consolidated Cash Flows	35	Segmented Statement of Earnings	61
Parent and Subsidiary Liquidity	36	Property and Casualty Insurance	62
Investments	37	Holding Company, Other and Unallocated	71
Uncertainties	40	Real Estate Entities Acquired from the Annuity Operations
Managed Investment Entities	41		74
Results of Operations	44	Discontinued Annuity Operations	74
General	44

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
•the impact of the conditions in the international financial markets and the global economy relating to AFG’s international operations; and
•effects on AFG’s reputation, including as a result of environmental, social and governance matters.

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

AFG reported net earnings from continuing operations of $165 million ($1.93 per share, diluted) for the third quarter of 2022 compared to $219 million ($2.56 per share, diluted) for the third quarter of 2021. Lower underwriting profit, lower net investment income, higher holding company expenses and higher net realized losses on securities in the third quarter of 2022 compared to the third quarter of 2021 were the drivers of these results, partially offset by lower interest charges on borrowed money.

AFG reported net earnings from continuing operations of $622 million ($7.29 per share, diluted) for the first nine months of 2022 compared to $726 million ($8.45 per share, diluted) for the first nine months of 2021. Higher underwriting profit, higher net investment income, lower interest charges on borrowed money and lower holding company expenses in 2022 compared to 2021 were more than offset by net realized losses on securities in the first nine months of 2022 compared to net realized gains on securities in the first nine months of 2021.

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

Management expects continued premium growth and strong underwriting results in the ongoing favorable property and casualty insurance market. In addition, the deployment of cash in a rising interest rate environment will continue to increase investment income on fixed maturity investments compared to 2021.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2021 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	September 30, 2022	December 31,
		2021	2020
Principal amount of long-term debt	$1,559	$1,993	$1,993
Total capital	6,074	6,869	7,486
Ratio of debt to total capital:
Including subordinated debt	25.7%	29.0%	26.6%
Excluding subordinated debt	14.6%	19.2%	17.6%

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

	Nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$1,043	$1,425
Net cash used in investing activities	(1,062)	(103)
Net cash used in financing activities	(1,318)	(1,299)
Net change in cash and cash equivalents	$(1,337)	$23

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations, which were sold in May 2021, typically produced positive net operating cash flows as investment income exceeded acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $133 million during the first nine months of 2022 and reduced cash flows from operating activities by $78 million in the first nine months of 2021, accounting for a $211 million increase in cash flows from operating activities in the 2022 period compared to the 2021 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $910 million in the first nine months of 2022 compared to $1.50 billion in the first nine months of 2021, a decrease of $593 million reflecting the sale of the annuity operations.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and, prior to the May 2021 sale, its discontinued annuity operations. Cash proceeds from the sale of the annuity operations in excess of cash and cash equivalents held in the annuity subsidiaries that were sold was a $1.48 billion source of cash provided by investing activities in the first nine months of 2021. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $260 million use of cash in the first nine months of 2022 compared to a $99 million source of cash in the comparable 2021 period, accounting for a $359 million increase in net cash used in investing activities in the first nine months of 2022 compared to the same 2021 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Excluding the impact of the sale of the annuity operations and the activity of the managed investment entities, net cash used in investing activities was $802 million in the first nine months of 2022 compared to $1.68 billion in the first nine months of 2021, a decrease of $877 million as the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in the first nine months of 2022 was more than offset by the absence of investing activities from the disposed annuity operations.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock, dividend payments and, prior to the sale of the annuity business, transactions with annuity policyholders. Net cash used in financing activities was $1.32 billion for the first nine months of 2022 compared to $1.30 billion in the first nine months of 2021, an increase of $19 million. Debt retirements were a $436 million use of cash in the first nine months of 2022 compared to no debt retirements in the first nine months of 2021. During the first nine months of 2022, AFG repurchased $10 million of its Common Stock compared to $318 million in the comparable 2021 period, resulting in a $308 million decrease in net cash used in financing activities in the first nine months of 2022 compared to the first nine months of 2021. AFG paid cash dividends totaling $989 million in the first nine months of 2022 compared to $1.48 billion in the first nine months of 2021, resulting in a net $493 million decrease in cash used in financing activities in the first nine months of 2022 compared to the first nine months of 2021. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in 2021 through the May 31, 2021 effective date of the sale, accounting for a $477 million increase in net cash used in financing activities in the 2022 period compared to the 2021 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $105 million in the first nine months of 2022 compared to retirements exceeding issuances by $36 million in the first nine months of 2021, accounting for a $141 million decrease in net cash used in financing activities in the 2022 period compared to the 2021 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
AFG’s capital and liquidity was significantly enhanced as a result of the 2021 sale of its annuity business to MassMutual for proceeds of $3.57 billion. By the end of the second quarter of 2022, AFG had deployed the proceeds from this sale primarily through special cash dividends, share repurchases, debt retirements and the purchase of Verikai. Nevertheless, AFG continues to have significant excess capital available for future returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for healthy, profitable organic growth, and opportunities to expand through acquisitions and start-ups that meet target return thresholds.

During the first nine months of 2022, AFG repurchased 80,701 shares of its Common Stock for $10 million and paid special cash dividends totaling $850 million ($2.00 per share in March and $8.00 per share in May). In addition, on November 2, 2022, AFG declared a special cash dividend of $2.00 per share, payable on November 22, 2022. The aggregate amount of this special dividend will be approximately $170 million.

AFG may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as management may determine, and will depend on prevailing market conditions, AFG’s liquidity requirements, contractual restrictions and other factors. During the first nine months of 2022, AFG retired $434 million principal amount of its senior notes for $441 million cash ($5 million of which settled in early October).

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2021 or the first nine months of 2022.

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

Investments
At September 30, 2022, AFG’s investment portfolio contained $10.03 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $30 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $692 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $304 million in equity securities carried at fair value with holding gains and losses included in net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. At September 30, 2022, approximately 86% of AFG’s fixed maturity portfolio was priced using pricing services and 8% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2022 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,064
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(302)
At September 30, 2022, approximately 91% of the fixed maturities held by AFG were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 5% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 12% of AFG’s fixed maturity portfolio at September 30, 2022. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2022, approximately 92% of the municipal bond portfolio was held in revenue bonds, with the remaining 8% held in general obligation bonds.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2022, is shown in the following table (dollars in millions). Approximately $322 million of available for sale fixed maturity securities had no unrealized gains or losses at September 30, 2022.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$328	$9,384
Amortized cost of securities, net of allowance for expected credit losses	$301	$10,112
Gross unrealized gain (loss)	$27	$(728)
Fair value as % of amortized cost	109%	93%
Number of security positions	271	1,905
Number individually exceeding $2 million gain or loss	2	69
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$22	$(179)
Media	3	(5)
States and municipalities	2	(100)
Other asset-backed securities	—	(171)
Collateralized loan obligations	—	(72)
Asset managers	—	(52)
Percentage rated investment grade	54%	94%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2022, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	11%	4%
After one year through five years	21%	26%
After five years through ten years	13%	9%
After ten years	4%	3%
	49%	42%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3.5 years)	14%	42%
Mortgage-backed securities (average life of approximately 5.5 years)	37%	16%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2022
Securities with unrealized gains:
Exceeding $500,000 (12 securities)	$27	$11	169%
$500,000 or less (259 securities)	301	16	106%
	$328	$27	109%
Securities with unrealized losses:
Exceeding $500,000 (394 securities)	$4,478	$(533)	89%
$500,000 or less (1,511 securities)	4,906	(195)	96%
	$9,384	$(728)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2022
Investment grade fixed maturities with losses for:
Less than one year (1,456 securities)	$7,806	$(607)	93%
One year or longer (164 securities)	984	(81)	92%
	$8,790	$(688)	93%
Non-investment grade fixed maturities with losses for:
Less than one year (219 securities)	$505	$(28)	95%
One year or longer (66 securities)	89	(12)	88%
	$594	$(40)	94%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2022. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See “Asbestos and environmental reserves” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development” for the quarters ended September 30, 2022 and 2021 and Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2021 Form 10–K.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2022
Assets:
Cash and investments	$14,419	$—	$(97)	(*)	$14,322
Assets of managed investment entities	—	5,099	—		5,099
Other assets	10,111	—	—	(*)	10,111
Total assets	$24,530	$5,099	$(97)		$29,532
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,852	$—	$—		$15,852
Liabilities of managed investment entities	—	5,087	(85)	(*)	5,002
Long-term debt and other liabilities	4,746	—	—		4,746
Total liabilities	20,598	5,087	(85)		25,600

Shareholders’ equity:
Common Stock and Capital surplus	1,443	12	(12)		1,443
Retained earnings	3,091	—	—		3,091
Accumulated other comprehensive income (loss), net of tax	(602)	—	—		(602)
Total shareholders’ equity	3,932	12	(12)		3,932
Total liabilities and shareholders’ equity	$24,530	$5,099	$(97)		$29,532

December 31, 2021
Assets:
Cash and investments	$15,821	$—	$(76)	(*)	$15,745
Assets of managed investment entities	—	5,296	—		5,296
Other assets	7,890	—	—	(*)	7,890
Total assets	$23,711	$5,296	$(76)		$28,931
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,115	$—	$—		$14,115
Liabilities of managed investment entities	—	5,296	(76)	(*)	5,220
Long-term debt and other liabilities	4,584	—	—		4,584
Total liabilities	18,699	5,296	(76)		23,919

Shareholders’ equity:
Common Stock and Capital surplus	1,415	—	—		1,415
Retained earnings	3,478	—	—		3,478
Accumulated other comprehensive income, net of tax	119	—	—		119
Total shareholders’ equity	5,012	—	—		5,012
Total liabilities and shareholders’ equity	$23,711	$5,296	$(76)		$28,931
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,767	$—	$—		$1,767
Net investment income	155	—	(4)	(b)	151
Realized gains (losses) on securities	(35)	—	—		(35)
Income of managed investment entities:
Investment income	—	75	—		75
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(b)	(5)
Other income	35	—	(4)	(c)	31
Total revenues	1,922	70	(8)		1,984
Costs and Expenses:
Insurance benefits and expenses	1,621	—	—		1,621
Expenses of managed investment entities	—	70	(8)	(b)(c)	62
Interest charges on borrowed money and other expenses	91	—	—		91
Total costs and expenses	1,712	70	(8)		1,774
Earnings before income taxes	210	—	—		210
Provision for income taxes	45	—	—		45
Net earnings	$165	$—	$—		$165

Three months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,529	$—	$—		$1,529
Net investment income	174	—	(5)	(b)	169
Realized gains (losses) on securities	(17)	—	—		(17)
Income of managed investment entities:
Investment income	—	45	—		45
Gain (loss) on change in fair value of assets/liabilities	—	(1)	2	(b)	1
Other income	31	—	(4)	(c)	27
Total revenues	1,717	44	(7)		1,754
Costs and Expenses:
Insurance benefits and expenses	1,371	—	—		1,371
Expenses of managed investment entities	—	44	(7)	(b)(c)	37
Interest charges on borrowed money and other expenses	79	—	—		79
Total costs and expenses	1,450	44	(7)		1,487
Earnings from continuing operations before income taxes	267	—	—		267
Provision for income taxes	48	—	—		48
Net earnings	$219	$—	$—		$219
(a)Includes income of $4 million in the third quarter of 2022 and $5 million in the third quarter of 2021, representing the change in fair value of AFG’s CLO investments and $4 million of income in both the third quarter of 2022 and 2021, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $4 million and $3 million in the third quarter of 2022 and 2021, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$4,462	$—	$—		$4,462
Net investment income	539	—	10	(b)	549
Realized gains (losses) on securities	(143)	—	—		(143)
Income of managed investment entities:
Investment income	—	175	—		175
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(24)	(b)	(25)
Other income	105	—	(12)	(c)	93
Total revenues	4,963	174	(26)		5,111
Costs and Expenses:
Insurance benefits and expenses	3,934	—	—		3,934
Expenses of managed investment entities	—	173	(25)	(b)(c)	148
Interest charges on borrowed money and other expenses	252	—	—		252
Total costs and expenses	4,186	173	(25)		4,334
Earnings before income taxes	777	1	(1)		777
Provision for income taxes	155	—	—		155
Net earnings	$622	$1	$(1)		$622

Nine months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$3,952	$—	$—		$3,952
Net investment income	538	—	(17)	(b)	521
Realized gains (losses) on:
Securities	103	—	—		103
Subsidiaries	4	—	—		4
Income of managed investment entities:
Investment income	—	135	—		135
Gain (loss) on change in fair value of assets/liabilities	—	1	8	(b)	9
Other income	82	—	(12)	(c)	70
Total revenues	4,679	136	(21)		4,794
Costs and Expenses:
Insurance benefits and expenses	3,522	—	—		3,522
Expenses of managed investment entities	—	136	(21)	(b)(c)	115
Interest charges on borrowed money and other expenses	267	—	—		267
Total costs and expenses	3,789	136	(21)		3,904
Earnings from continuing operations before income taxes	890	—	—		890
Provision for income taxes	164	—	—		164
Net earnings from continuing operations	726	—	—		726
Net earnings from discontinued operations	914	—	—		914
Net earnings	$1,640	$—	$—		$1,640
(a)Includes a loss of $10 million in the first nine months of 2022 and income of $17 million in the first nine months of 2021, representing the change in fair value of AFG’s CLO investments and $12 million of income in both the first nine months of 2022 and 2021, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $13 million and $9 million in the first nine months of 2022 and 2021, respectively, in distributions recorded as interest expense by the CLOs.
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

AFG recorded $914 million in non-core net earnings from the discontinued annuity operations (sold in May 2021) in the first nine months of 2021, which includes a $656 million after-tax gain on the sale.

In the first nine months of 2021, AFG recognized a non-core after-tax gain of $3 million related to contingent consideration received from the December 2020 sale of AFG’s Lloyd’s of London insurer, Neon Underwriting Ltd (“Neon”).

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Components of net earnings:
Core operating earnings before income taxes	$244	$284	$930	$794
Pretax non-core items:
Realized gains (losses) on securities	(35)	(17)	(143)	103
Neon exited lines (*)	—	—	—	4
Gain (loss) on retirement of debt	1	—	(10)	—
Other	—	—	—	(11)
Earnings before income taxes	210	267	777	890
Provision for income taxes:
Core operating earnings	52	53	192	152
Non-core items:
Realized gains (losses) on securities	(7)	(5)	(30)	20
Neon exited lines (*)	—	—	—	1
Gain (loss) on retirement of debt	—	—	(3)	—
Other	—	—	(4)	(9)
Total provision for income taxes	45	48	155	164
Net earnings from continuing operations	165	219	622	726
Net earnings from discontinued annuity operations	—	—	—	914
Net earnings	$165	$219	$622	$1,640

Net earnings:
Core net operating earnings	$192	$231	$738	$642
Realized gains (losses) on securities	(28)	(12)	(113)	83
Neon exited lines (*)	—	—	—	3
Gain (loss) on retirement of debt	1	—	(7)	—
Other	—	—	4	(2)
Net earnings from continuing operations	165	219	622	726
Discontinued annuity operations	—	—	—	914
Net earnings	$165	$219	$622	$1,640

Diluted per share amounts:
Core net operating earnings	$2.24	$2.71	$8.65	$7.48
Realized gains (losses) on securities	(0.32)	(0.15)	(1.32)	0.95
Neon exited lines (*)	—	—	—	0.04
Gain (loss) on retirement of debt	0.01	—	(0.09)	—
Other	—	—	0.05	(0.02)
Diluted per share amounts, continuing operations	1.93	2.56	7.29	8.45
Discontinued annuity operations	—	—	—	10.66
Net earnings	$1.93	$2.56	$7.29	$19.11
(*)In the first nine months of 2021, AFG recognized a non-core after-tax gain of $3 million related to contingent consideration received on the sale of Neon.

Net earnings were $165 million in the third quarter of 2022 compared to $219 million in the third quarter of 2021 reflecting lower core net operating earnings and higher net realized losses on securities in the third quarter of 2022 compared to the third quarter of 2021. Core net operating earnings for the third quarter of 2022 decreased $39 million compared to the third quarter of 2021 reflecting lower underwriting profit, lower net investment income and higher holding company expenses, partially offset by lower interest charges on borrowed money. Realized losses on securities in the third quarter

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
of 2022 and 2021 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $622 million in the first nine months of 2022 compared to $1.64 billion in the first nine months of 2021. The lower results reflect net earnings from the discontinued annuity operations in the first nine months 2021 and net realized losses on securities in the first nine months of 2022 compared to net realized gains on securities in the first nine months of 2021, partially offset by higher core net operating earnings. The discontinued annuity operations includes an after-tax gain on the sale of the annuity subsidiaries of $656 million. Core net operating earnings for the first nine months of 2022 increased $96 million compared to the first nine months of 2021 reflecting higher underwriting profit, higher net investment income, lower interest charges on borrowed money and lower holding company expenses. Realized gains (losses) on securities in the first nine months of 2022 and 2021 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2022 and 2021 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,767	$—	$—	$1,767	$—	$1,767
Net investment income	145	(4)	10	151	—	151
Realized gains (losses) on securities	—	—	—	—	(35)	(35)
Income of MIEs:
Investment income	—	75	—	75	—	75
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(5)	—	(5)
Other income	2	(4)	33	31	—	31
Total revenues	1,914	62	43	2,019	(35)	1,984

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,176	—	—	1,176	—	1,176
Commissions and other underwriting expenses	436	—	9	445	—	445
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	62	—	62	—	62
Other expenses	13	—	60	73	(1)	72
Total costs and expenses	1,625	62	88	1,775	(1)	1,774
Earnings before income taxes	289	—	(45)	244	(34)	210
Provision for income taxes	62	—	(10)	52	(7)	45
Core Net Operating Earnings	227	—	(35)	192
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(28)	(28)	28	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$227	$—	$(62)	$165	$—	$165

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,529	$—	$—	$—	$1,529	$—	$1,529
Net investment income	165	—	(5)	9	169	—	169
Realized gains (losses) on securities	—	—	—	—	—	(17)	(17)
Income of MIEs:
Investment income	—	—	45	—	45	—	45
Gain (loss) on change in fair value of assets/liabilities	—	—	1	—	1	—	1
Other income	4	—	(4)	27	27	—	27
Total revenues	1,698	—	37	36	1,771	(17)	1,754

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	954	—	—	—	954	—	954
Commissions and other underwriting expenses	407	—	—	10	417	—	417
Interest charges on borrowed money	—	—	—	24	24	—	24
Expenses of MIEs	—	—	37	—	37	—	37
Other expenses	8	—	—	47	55	—	55
Total costs and expenses	1,369	—	37	81	1,487	—	1,487
Earnings from continuing operations before income taxes	329	—	—	(45)	284	(17)	267
Provision for income taxes	64	—	—	(11)	53	(5)	48
Core Net Operating Earnings	265	—	—	(34)	231
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	(12)	(12)	12	—
Net Earnings	$265	$—	$—	$(46)	$219	$—	$219
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

AFG’s property and casualty insurance operations contributed $289 million in pretax earnings in the third quarter of 2022 compared to $329 million in the third quarter of 2021, a decrease of $40 million (12%). The decrease in pretax earnings reflects lower underwriting profit and lower net investment income in the third quarter of 2022 compared to the third quarter of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2022 and 2021 (dollars in millions):

	Three months ended September 30,
	2022	2021	% Change
Gross written premiums	$3,153	$2,656	19%
Reinsurance premiums ceded	(1,169)	(927)	26%
Net written premiums	1,984	1,729	15%
Change in unearned premiums	(217)	(200)	9%
Net earned premiums	1,767	1,529	16%
Loss and loss adjustment expenses	1,176	954	23%
Commissions and other underwriting expenses	436	407	7%
Underwriting gain	155	168	(8%)

Net investment income	145	165	(12%)
Other income and expenses, net	(11)	(4)	175%
Earnings before income taxes	$289	$329	(12%)

	Three months ended September 30,
	2022	2021	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	66.4%	62.4%	4.0%
Underwriting expense ratio	24.7%	26.6%	(1.9%)
Combined ratio	91.1%	89.0%	2.1%

Aggregate — including exited lines
Loss and LAE ratio	66.5%	62.4%	4.1%
Underwriting expense ratio	24.7%	26.6%	(1.9%)
Combined ratio	91.2%	89.0%	2.2%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.15 billion for the third quarter of 2022 compared to $2.66 billion for the third quarter of 2021, an increase of $497 million (19%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2022		2021
	GWP	%	GWP	%	% Change
Property and transportation	$1,737	55%	$1,334	50%	30%
Specialty casualty	1,184	38%	1,121	42%	6%
Specialty financial	232	7%	201	8%	15%
	$3,153	100%	$2,656	100%	19%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 37% of gross written premiums for the third quarter of 2022 compared to 35% of gross written premiums for the third quarter of 2021, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2022		2021		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(778)	45%	$(561)	42%	3%
Specialty casualty	(407)	34%	(389)	35%	(1%)
Specialty financial	(56)	24%	(36)	18%	6%
Other specialty	72		59
	$(1,169)	37%	$(927)	35%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.98 billion for the third quarter of 2022 compared to $1.73 billion for the third quarter of 2021, an increase of $255 million (15%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2022		2021
	NWP	%	NWP	%	% Change
Property and transportation	$959	48%	$773	45%	24%
Specialty casualty	777	39%	732	42%	6%
Specialty financial	176	9%	165	10%	7%
Other specialty	72	4%	59	3%	22%
	$1,984	100%	$1,729	100%	15%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.77 billion for the third quarter of 2022 compared to $1.53 billion for the third quarter of 2021, an increase of $238 million (16%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2022		2021
	NEP	%	NEP	%	% Change
Property and transportation	$857	49%	$700	46%	22%
Specialty casualty	677	38%	613	40%	10%
Specialty financial	171	10%	163	11%	5%
Other specialty	62	3%	53	3%	17%
	$1,767	100%	$1,529	100%	16%

Gross written premiums for the third quarter of 2022 increased $497 million (19%) compared to the third quarter of 2021 reflecting increased exposures, new business opportunities and renewal rate increases. Overall average renewal rates increased approximately 5% in the third quarter of 2022. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 6%.

Property and transportation Gross written premiums increased $403 million (30%) in the third quarter of 2022 compared to the third quarter of 2021. While nearly all businesses in this group reported higher year-over-year premiums, the growth was driven by higher commodity futures pricing in the crop insurance business. Excluding the impact of the crop insurance business, gross and net written premiums increased 14% and 10%, respectively, in the third quarter of 2022 compared to the third quarter of 2021. Average renewal rates increased approximately 5% for this group in the third quarter of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the third quarter of 2022 compared to the third quarter of 2021 reflecting growth in the crop insurance operations (which

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment), higher cessions in the ocean marine business and the impact of reinstatement premiums related to Hurricane Ian.

Specialty casualty Gross written premiums increased $63 million (6%) in the third quarter of 2022 compared to the third quarter of 2021 due primarily to increased exposures resulting from payroll growth in the workers’ compensation businesses and the impact of economic recovery in the social services business. This premium growth was partially offset by lower year-over-year premiums in the mergers and acquisitions liability business. Average renewal rates increased approximately 6% for this group in the third quarter of 2022. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 7%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the third quarter of 2022 compared to the third quarter of 2021 reflecting lower gross written premiums in the mergers and acquisitions liability business (which cedes a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment).

Specialty financial Gross written premiums increased $31 million (15%) in the third quarter of 2022 compared to the third quarter of 2021 due primarily to growth in the financial institutions business related to lender-placed mortgage protection insurance. Average renewal rates increased approximately 4% for this group in the third quarter of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 6 percentage points in the third quarter of 2022 compared to the third quarter of 2021 reflecting the impact of reinstatement premiums related to Hurricane Ian and higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $13 million in the third quarter of 2022 compared to the third quarter of 2021 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Three months ended September 30,			Three months ended September 30,
	2022	2021	Change	2022	2021
Property and transportation
Loss and LAE ratio	77.3%	73.7%	3.6%
Underwriting expense ratio	18.1%	19.8%	(1.7%)
Combined ratio	95.4%	93.5%	1.9%
Underwriting profit				$39	$45

Specialty casualty
Loss and LAE ratio	55.3%	54.6%	0.7%
Underwriting expense ratio	27.3%	27.4%	(0.1%)
Combined ratio	82.6%	82.0%	0.6%
Underwriting profit				$118	$110

Specialty financial
Loss and LAE ratio	47.2%	34.2%	13.0%
Underwriting expense ratio	44.1%	50.0%	(5.9%)
Combined ratio	91.3%	84.2%	7.1%
Underwriting profit				$15	$26

Total Specialty
Loss and LAE ratio	66.4%	62.4%	4.0%
Underwriting expense ratio	24.7%	26.6%	(1.9%)
Combined ratio	91.1%	89.0%	2.1%
Underwriting profit				$158	$169

Aggregate — including exited lines
Loss and LAE ratio	66.5%	62.4%	4.1%
Underwriting expense ratio	24.7%	26.6%	(1.9%)
Combined ratio	91.2%	89.0%	2.2%
Underwriting profit				$155	$168

The Specialty property and casualty insurance operations generated an underwriting profit of $158 million in the third quarter of 2022 compared to $169 million in the third quarter of 2021, a decrease of $11 million (7%). This decrease reflects lower underwriting profit in the Property and transportation and Specialty financial sub-segments, partially offset by higher underwriting profit in the Specialty casualty sub-segment. Overall catastrophe losses were $51 million (2.5 points on the combined ratio), including $18 million in net reinstatement premiums, in the third quarter of 2022 compared to $31 million (2.1 points) in the third quarter of 2021. As a result of catastrophe losses incurred in the third quarter of 2022, AFG reduced certain profit-based commissions payable to agents by $12 million, resulting in a net impact from catastrophes of $39 million for the 2022 quarter. Underwriting results for the Specialty property and casualty insurance operations include $3 million (0.1 points on the combined ratio) in COVID-19 related losses in the third quarter of 2021.

Property and transportation Underwriting profit for this group was $39 million for the third quarter of 2022 compared to $45 million for the third quarter of 2021, a decrease of $6 million (13%), reflecting lower underwriting profit in the crop operations compared to very strong crop results in 2021. Catastrophe losses were $13 million (1.4 points on the combined ratio), including $4 million in net reinstatement premiums in the third quarter of 2022 compared to catastrophe losses of $14 million (2.1 points) in the third quarter of 2021.

Specialty casualty Underwriting profit for this group was $118 million for the third quarter of 2022 compared to $110 million for the third quarter of 2021, an increase of $8 million (7%). This increase reflects higher year-over-year underwriting profit in the executive liability, social services and mergers and acquisitions liability businesses, partially offset by an overall decrease in favorable prior year reserve development. Catastrophe losses were $3 million (0.4 points on the combined ratio), including $1 million in reinstatement premiums in the third quarter of 2022 compared to catastrophe

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
losses of $3 million (0.4 points) in the third quarter of 2021. Underwriting results for the Specialty casualty sub-segment include $1 million (0.1 points on the combined ratio) in COVID-19 related losses in the third quarter of 2021.

Specialty financial Underwriting profit for this group was $15 million for the third quarter of 2022 compared to $26 million in the third quarter of 2021, a decrease of $11 million (42%). This decrease was primarily the result of catastrophe losses from Hurricane Ian in the financial institutions business. Catastrophe losses were $34 million (15.2 points on the combined ratio), including $13 million in net reinstatement premiums compared to $14 million (8.2 points) in the third quarter of 2021. As a result of the catastrophe losses incurred in the third quarter of 2022, the Specialty financial sub-segment reduced profit-based commissions payable to agents, which had a favorable impact on the combined ratio. Underwriting results for the Specialty financial sub-segment include $2 million (0.9 points on the combined ratio) in COVID-19 related losses in the third quarter of 2021.

Other specialty This group reported an underwriting loss of $14 million in the third quarter of 2022 compared to $12 million in the third quarter of 2021, an increase of $2 million (17%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the third quarter of 2022 compared to the third quarter of 2021.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $3 million and $1 million in the third quarter of 2022 and 2021, respectively, related to business outside the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 66.5% for the third quarter of 2022 compared to 62.4% for the third quarter of 2021, an increase of 4.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2022	2021	2022	2021	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$669	$520	77.7%	74.1%	3.6%
Prior accident years development	(15)	(18)	(1.8%)	(2.5%)	0.7%
Current year COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses including the impact of net reinstatement premiums	9	14	1.4%	2.1%	(0.7%)
Property and transportation losses and LAE and ratio	$663	$516	77.3%	73.7%	3.6%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$414	$387	61.2%	63.2%	(2.0%)
Prior accident years development	(42)	(56)	(6.3%)	(9.1%)	2.8%
Current year COVID-19 related losses	—	1	—%	0.1%	(0.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	2	3	0.4%	0.4%	—%
Specialty casualty losses and LAE and ratio	$374	$335	55.3%	54.6%	0.7%

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$70	$58	38.3%	36.3%	2.0%
Prior accident years development	(11)	(18)	(6.3%)	(11.2%)	4.9%
Current year COVID-19 related losses	—	2	—%	0.9%	(0.9%)
Current year catastrophe losses including the impact of net reinstatement premiums	21	14	15.2%	8.2%	7.0%
Specialty financial losses and LAE and ratio	$80	$56	47.2%	34.2%	13.0%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$1,196	$1,002	67.0%	65.6%	1.4%
Prior accident years development	(56)	(83)	(3.1%)	(5.4%)	2.3%
Current year COVID-19 related losses	—	3	—%	0.1%	(0.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	33	31	2.5%	2.1%	0.4%
Total Specialty losses and LAE and ratio	$1,173	$953	66.4%	62.4%	4.0%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$1,196	$1,002	67.0%	65.6%	1.4%
Prior accident years development	(53)	(82)	(3.0%)	(5.4%)	2.4%
Current year COVID-19 related losses	—	3	—%	0.1%	(0.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	33	31	2.5%	2.1%	0.4%
Aggregate losses and LAE and ratio	$1,176	$954	66.5%	62.4%	4.1%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 67.0% for the third quarter of 2022 compared to 65.6% for the third quarter of 2021, an increase of 1.4 percentage points.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and transportation   The 3.6 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses is due primarily to lower profitability in the crop insurance business compared to very strong results recorded in the 2021 quarter.

Specialty casualty   The 2.0 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects improved results in the workers’ compensation and executive liability businesses.

Specialty financial The 2.0 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects higher reported losses in the financial institutions business, partially offset by improved results in the fidelity and crime business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $56 million in the third quarter of 2022 compared to $83 million in the third quarter of 2021, a decrease of $27 million (33%).

Property and transportation Net favorable reserve development of $15 million in the third quarter of 2022 reflects lower than expected claim frequency and severity in the trucking business, lower than anticipated claim frequency in the aviation and ocean marine businesses and in the Singapore operations and lower than expected claim severity in the property and inland marine business. Net favorable reserve development of $18 million in the third quarter of 2021 reflects lower than expected claim severity in the ocean marine business, lower than expected claim frequency in the aviation business and lower than anticipated claim frequency and severity in the trucking business.

Specialty casualty Net favorable reserve development of $42 million in the third quarter of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the targeted markets and excess and surplus businesses. Net favorable reserve development of $56 million in the third quarter of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the excess and surplus business.

Specialty financial Net favorable reserve development of $11 million in the third quarter of 2022 reflects lower than anticipated claim frequency in the surety and trade credit businesses. Net favorable reserve development of $18 million in the third quarter of 2021 reflects lower than anticipated claim frequency in the surety and trade credit businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $12 million in the third quarter of 2022 and $9 million in the third quarter of 2021, reflecting net adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Asbestos and environmental reserves During the third quarter of 2022, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years.

During the 2022 internal review, no new trends were identified and recent claims activity was generally consistent with AFG’s expectations resulting from AFG’s in-depth internal review in 2021 and most recent external study in 2020. As a result, and consistent with the internal review in the third quarter of 2021, the 2022 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2021 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
At September 30, 2022, the property and casualty insurance segment’s insurance reserves include A&E reserves of $391 million, net of reinsurance recoverables. At September 30, 2022, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by S&P Global Market Intelligence (as of December 31, 2021, and adjusted for several large industry portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2022)	23.8	29.6	26.0
Industry (12/31/2021)	9.0	7.3	8.5
In addition, the 2022 and 2021 internal reviews encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the minor increases in AFG’s liabilities recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2022 and 2021.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $3 million and $1 million in the third quarter of 2022 and the third quarter of 2021, respectively, related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
In the third quarter of 2022, AFG’s Specialty property and casualty insurance operations released $8 million of prior accident year COVID-19 reserves based on improved loss experience in the trade credit and workers’ compensation businesses. In the third quarter of 2021, AFG’s Specialty property and casualty insurance operations recorded $3 million in reserve charges related to COVID-19, primarily related to the economic slowdown impacting the trade credit business, and released approximately $2 million of accident year 2020 reserves based on loss experience. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 53% of the $79 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at September 30, 2022.

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
AFG maintains comprehensive property catastrophe reinsurance coverage for its property and casualty insurance operations, including a $20 million per occurrence net retention, for losses up to $125 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $39 million for a single occurrence. AFG’s operating units purchased replacement reinsurance coverage for those layers of catastrophe reinsurance program expected to be affected by Hurricane Ian. AFG further maintains supplemental fully collateralized reinsurance coverage up to 94% of $325 million for catastrophe losses in excess of $125 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $33 million in the third quarter of 2022 (before net reinstatement premiums) resulted primarily from Hurricane Ian. Catastrophe losses of $31 million in the third quarter of 2021 resulted primarily from Hurricane Ida and, to a lesser extent, storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $436 million in the third quarter of 2022 compared to $407 million for the third quarter of 2021, an increase of $29 million (7%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 24.7% for the third quarter of 2022 compared to 26.6% for the third quarter of 2021, a decrease of 1.9 percentage points. Detail

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2022		2021		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$155	18.1%	$139	19.8%	(1.7%)
Specialty casualty	185	27.3%	168	27.4%	(0.1%)
Specialty financial	76	44.1%	81	50.0%	(5.9%)
Other specialty	20	33.4%	19	34.7%	(1.3%)
	$436	24.7%	$407	26.6%	(1.9%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.7 percentage points in the third quarter of 2022 compared to the third quarter of 2021 reflecting the impact of higher premiums in the crop insurance business on the ratio in the third quarter of 2022 compared to the third quarter of 2021.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in the third quarter of 2022 and the third quarter of 2021.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 5.9 percentage points in the third quarter of 2022 compared to the third quarter of 2021 reflecting lower profit-based commissions to agents in the third quarter of 2022 compared to the third quarter of 2021.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $145 million in the third quarter of 2022 compared to $165 million in the third quarter of 2021, a decrease of $20 million (12%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2022	2021	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$109	$81	$28	35%
Alternative investments	36	84	(48)	(57%)
Total net investment income	$145	$165	$(20)	(12%)

Average invested assets (at amortized cost)	$14,105	$13,194	$911	7%

Yield (net investment income as a % of average invested assets)	4.11%	5.00%	(0.89%)

Tax equivalent yield (*)	4.21%	5.10%	(0.89%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The decrease in the property and casualty insurance segment’s net investment income for the third quarter of 2022 compared to the third quarter of 2021 reflects lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs) as compared to the very strong performance of this portfolio in the prior year period, partially offset by higher yields on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.11% for the third quarter of 2022 compared to 5.00% for the third quarter of 2021, a decrease of 0.89 percentage points as higher yields on fixed maturity investments were more than offset by lower yields on alternative investments. The annualized return earned on alternative investments was 7.1% in the third quarter of 2022 compared to 20.3% in the comparable prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $11 million for the third quarter of 2022 compared to $4 million for the third quarter of 2021, an increase of $7 million (175%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2022	2021
Other income:
Income (loss) related to the sale of real estate	$—	$(1)
Other	2	5
Total other income	2	4
Other expenses:
Amortization of intangibles	2	1
Interest expense on funds withheld	8	7
Other (*)	3	—
Total other expenses	13	8
Other income and expenses, net	$(11)	$(4)
(*)Includes $2 million of expenses in the third quarter of 2022 related to certain technology initiatives.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $44 million in the third quarter of 2022 compared to $45 million in the third quarter of 2021, a decrease of $1 million (2%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $45 million in both the third quarter of 2022 and the third quarter of 2021.

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended September 30, 2022 and 2021 (dollars in millions):

	Three months ended September 30,
	2022	2021	% Change
Revenues:
Net investment income	$10	$9	11%
Other income — P&C fees	22	21	5%
Other income	11	6	83%
Total revenues	43	36	19%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	9	10	(10%)
Other expense — expenses associated with P&C fees	13	11	18%
Other expenses (*)	47	36	31%
Costs and expenses, excluding interest charges on borrowed money	69	57	21%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(26)	(21)	24%
Interest charges on borrowed money	19	24	(21%)
Core loss before income taxes, excluding realized gains and losses	(45)	(45)	—%
Pretax non-core gain on retirement of debt	1	—	—%
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(44)	$(45)	(2%)
(*)Excludes a pretax non-core gain on retirement of debt of $1 million in the third quarter of 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $10 million in the third quarter of 2022 compared to $9 million in the third quarter of 2021, an increase of $1 million (11%), reflecting higher average investment balances and income from directly owned real estate investments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2022, AFG collected $20 million for these services compared to $18 million in the third quarter of 2021. Management views this fee income, net of the $13 million in the third quarter of 2022 and $11 million in the third quarter of 2021 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $2 million and $3 million in fees from AFG’s disposed annuity operations during the third quarter of 2022 and the third quarter of 2021, respectively, as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, all of these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the third quarter of 2022 and the third quarter of 2021, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $7 million in the third quarter of 2022 and $2 million the third quarter of 2021, an increase of $5 million (250%) due primarily to $3 million in income from the sale of real estate in the 2022 quarter.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $47 million in the third quarter of 2022 compared to $36 million in the third quarter of 2021, an increase of $11 million (31%), reflecting slightly higher holding company expenses and charges to increase the liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations.

A&E Reserves
As a result of the 2022 and 2021 in-depth internal reviews of A&E exposures discussed under “Asbestos and environmental reserves” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development,” AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded minor charges in the third quarter of 2022 and the third quarter of 2021 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. Both charges are included in AFG’s core operating earnings. The charges were due primarily to relatively small movements across several sites that reflect changes in the scope and costs of investigation and an increase in estimated ongoing operation and maintenance costs.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in the third quarter of 2022 compared to $24 million in the third quarter of 2021, a decrease of $5 million (21%) reflecting the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Gain on Retirement of Debt
During the third quarter of 2022, AFG repurchased $9 million principal amount of its senior notes which resulted in a $1 million pretax gain.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $35 million in the third quarter of 2022 compared to $17 million in the third quarter of 2021, an increase of $18 million (106%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2022	2021
Realized gains (losses) before impairment allowances:
Disposals	$(3)	$—
Change in the fair value of equity securities	(27)	(15)
Change in the fair value of derivatives	(3)	(2)
	(33)	(17)

Change in allowance for impairments on securities	(2)	—
Realized gains (losses) on securities	$(35)	$(17)

The $27 million net realized loss from the change in the fair value of equity securities in the third quarter of 2022 includes losses of $8 million on investments in banks and financing companies, $6 million on investments in media companies, $4 million on investments in retail companies and $2 million on investments in healthcare companies. The $15 million net realized loss from the change in the fair value of equity securities in the third quarter of 2021 includes losses of $5 million on investments in healthcare companies, $4 million on investments in energy and natural gas companies and $4 million on investments in technology companies.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $45 million for the third quarter of 2022 compared to $48 million for the third quarter of 2021, a decrease of $3 million (6%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Segmented Statement of Earnings
Subsequent to the sale of its annuity operations, AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2022 and 2021 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$4,462	$—	$—	$4,462	$—	$4,462
Net investment income	524	10	15	549	—	549
Realized gains (losses) on securities	—	—	—	—	(143)	(143)
Income of MIEs:
Investment income	—	175	—	175	—	175
Gain (loss) on change in fair value of assets/liabilities	—	(25)	—	(25)	—	(25)
Other income	12	(12)	93	93	—	93
Total revenues	4,998	148	108	5,254	(143)	5,111

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,643	—	—	2,643	—	2,643
Commissions and other underwriting expenses	1,261	—	30	1,291	—	1,291
Interest charges on borrowed money	—	—	65	65	—	65
Expenses of MIEs	—	148	—	148	—	148
Other expenses	38	—	139	177	10	187
Total costs and expenses	3,942	148	234	4,324	10	4,334
Earnings before income taxes	1,056	—	(126)	930	(153)	777
Provision for income taxes	222	—	(30)	192	(37)	155
Core Net Operating Earnings	834	—	(96)	738
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(113)	(113)	113	—
Loss on retirement of debt, net of tax	—	—	(7)	(7)	7	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$834	$—	$(212)	$622	$—	$622

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2021
Revenues:
Property and casualty insurance net earned premiums	$3,952	$—	$—	$—	$3,952	$—	$3,952
Net investment income	467	51	(17)	20	521	—	521
Realized gains (losses) on:
Securities	—	—	—	—	—	103	103
Subsidiary	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	135	—	135	—	135
Gain (loss) on change in fair value of assets/liabilities	—	—	9	—	9	—	9
Other income	9	—	(12)	73	70	—	70
Total revenues	4,428	51	115	93	4,687	107	4,794

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,335	—	—	—	2,335	—	2,335
Commissions and other underwriting expenses	1,163	—	—	24	1,187	—	1,187
Interest charges on borrowed money	—	—	—	71	71	—	71
Expenses of MIEs	—	—	115	—	115	—	115
Other expenses	25	1	—	159	185	11	196
Total costs and expenses	3,523	1	115	254	3,893	11	3,904
Earnings from continuing operations before income taxes	905	50	—	(161)	794	96	890
Provision for income taxes	177	11	—	(36)	152	12	164
Core Net Operating Earnings	728	39	—	(125)	642
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	83	83	(83)	—
Discontinued operations, net of tax	—	914	—	—	914	—	914
Neon exited lines	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings	$731	$953	$—	$(44)	$1,640	$—	$1,640
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $1.06 billion in GAAP pretax earnings in the first nine months of 2022 compared to $909 million in the first nine months of 2021, an increase of $147 million (16%). Property and casualty core pretax earnings were $1.06 billion in the first nine months of 2022 compared to $905 million in the first nine months of 2021, an increase of $151 million (17%). The increase in GAAP and core pretax earnings reflects higher underwriting profit and higher net investment income in the first nine months of 2022 compared to the first nine months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	Nine months ended September 30,
	2022	2021	% Change
Gross written premiums	$7,212	$6,209	16%
Reinsurance premiums ceded	(2,344)	(1,906)	23%
Net written premiums	4,868	4,303	13%
Change in unearned premiums	(406)	(351)	16%
Net earned premiums	4,462	3,952	13%
Loss and loss adjustment expenses	2,643	2,335	13%
Commissions and other underwriting expenses	1,261	1,163	8%
Core underwriting gain	558	454	23%

Net investment income	524	467	12%
Other income and expenses, net	(26)	(16)	63%
Core earnings before income taxes	1,056	905	17%
Pretax non-core Neon exited lines (*)	—	4	(100%)
GAAP earnings before income taxes	$1,056	$909	16%

(*)In the second quarter of 2021, AFG recognized a non-core pretax gain of $4 million related to contingent consideration received on the sale of Neon.

	Nine months ended September 30,
	2022	2021	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	59.1%	59.0%	0.1%
Underwriting expense ratio	28.3%	29.4%	(1.1%)
Combined ratio	87.4%	88.4%	(1.0%)

Aggregate — including exited lines
Loss and LAE ratio	59.2%	59.0%	0.2%
Underwriting expense ratio	28.3%	29.4%	(1.1%)
Combined ratio	87.5%	88.4%	(0.9%)
AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $7.21 billion for the first nine months of 2022 compared to $6.21 billion for the first nine months of 2021, an increase of $1.00 billion (16%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2022		2021
	GWP	%	GWP	%	% Change
Property and transportation	$3,459	48%	$2,705	44%	28%
Specialty casualty	3,108	43%	2,922	47%	6%
Specialty financial	645	9%	582	9%	11%
	$7,212	100%	$6,209	100%	16%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 33% of gross written premiums for the first nine months of 2022 compared to 31% of gross written premiums for the first nine months of 2021, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2022		2021		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(1,367)	40%	$(965)	36%	4%
Specialty casualty	(1,035)	33%	(1,010)	35%	(2%)
Specialty financial	(133)	21%	(97)	17%	4%
Other specialty	191		166
	$(2,344)	33%	$(1,906)	31%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $4.87 billion for the first nine months of 2022 compared to $4.30 billion for the first nine months of 2021, an increase of $565 million (13%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2022		2021
	NWP	%	NWP	%	% Change
Property and transportation	$2,092	43%	$1,740	41%	20%
Specialty casualty	2,073	43%	1,912	44%	8%
Specialty financial	512	10%	485	11%	6%
Other specialty	191	4%	166	4%	15%
	$4,868	100%	$4,303	100%	13%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $4.46 billion for the first nine months of 2022 compared to $3.95 billion for the first nine months of 2021, an increase of $510 million (13%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2022		2021
	NEP	%	NEP	%	% Change
Property and transportation	$1,805	40%	$1,547	39%	17%
Specialty casualty	1,973	44%	1,772	45%	11%
Specialty financial	505	11%	477	12%	6%
Other specialty	179	5%	156	4%	15%
	$4,462	100%	$3,952	100%	13%

The $1.00 billion (16%) increase in gross written premiums for the first nine months of 2022 compared to the first nine months of 2021 reflects growth in the crop insurance business. Excluding crop, gross and net written premiums increased 9% and 10%, respectively, compared to the first nine months of 2021 reflecting increased exposures, new business opportunities, and renewal rate increases. Overall average renewal rates increased approximately 5% in the first nine months of 2022. Excluding the workers’ compensation businesses, renewal pricing increased approximately 7%.

Property and transportation Gross written premiums increased $754 million (28%) in the first nine months of 2022 compared to the first nine months of 2021 due primarily to growth in the crop insurance business. Excluding crop, gross and net written premiums grew 14% and 13%, respectively, reflecting increased exposures and higher rates. Average renewal rates increased approximately 6% for this group in the first nine months of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points in the first nine months of 2022 compared to the first nine months of 2021 reflecting growth in the crop insurance operations (which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment), higher cessions in the ocean marine business and the impact of reinstatement premiums related to Hurricane Ian.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $186 million (6%) in the first nine months of 2022 compared to the first nine months of 2021 due primarily to increased exposures in the excess and surplus business, rate increases and new business opportunities in the targeted markets businesses and increased exposures resulting from payroll growth in the workers’ compensation businesses. This premium growth was partially offset by lower year-over-year premiums in the mergers and acquisitions liability business. Average renewal rates increased approximately 5% for this group in the first nine months of 2022. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the first nine months of 2022 compared to the first nine months of 2021 reflecting lower cessions in the environmental, excess and surplus and excess liability businesses and lower gross written premiums in the mergers and acquisitions liability business (which cedes a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment).

Specialty financial Gross written premiums increased $63 million (11%) in the first nine months of 2022 compared to the first nine months of 2021 due primarily to higher premiums in the financial institutions business related to lender-placed mortgage protection insurance, rate increases and new business opportunities in the fidelity and crime business and new business opportunities in the innovative markets business. Average renewal rates increased approximately 5% for this group in the first nine months of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points for the first nine months of 2022 compared to the first nine months of 2021 reflecting the impact of reinstatement premiums related to Hurricane Ian and higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $25 million (15%) in the first nine months of 2022 compared to the first nine months of 2021, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021
Property and transportation
Loss and LAE ratio	69.0%	64.7%	4.3%
Underwriting expense ratio	23.2%	24.9%	(1.7%)
Combined ratio	92.2%	89.6%	2.6%
Underwriting profit				$140	$163

Specialty casualty
Loss and LAE ratio	54.3%	59.7%	(5.4%)
Underwriting expense ratio	26.8%	26.9%	(0.1%)
Combined ratio	81.1%	86.6%	(5.5%)
Underwriting profit				$372	$237

Specialty financial
Loss and LAE ratio	34.1%	33.7%	0.4%
Underwriting expense ratio	49.8%	51.2%	(1.4%)
Combined ratio	83.9%	84.9%	(1.0%)
Underwriting profit				$81	$72

Total Specialty
Loss and LAE ratio	59.1%	59.0%	0.1%
Underwriting expense ratio	28.3%	29.4%	(1.1%)
Combined ratio	87.4%	88.4%	(1.0%)
Underwriting profit				$563	$456

Aggregate — including exited lines
Loss and LAE ratio	59.2%	59.0%	0.2%
Underwriting expense ratio	28.3%	29.4%	(1.1%)
Combined ratio	87.5%	88.4%	(0.9%)
Underwriting profit				$558	$454

The Specialty property and casualty insurance operations generated an underwriting profit of $563 million for the first nine months of 2022 compared to $456 million for the first nine months of 2021, an increase of $107 million (23%), reflecting higher underwriting profit in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Property and transportation sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $14 million (0.3 points on the combined ratio) in COVID-19 related losses in the first nine months of 2021. Overall catastrophe losses were $82 million (1.7 points on the combined ratio), including $18 million in net reinstatement premiums, in the first nine months of 2022 compared to catastrophe losses of $73 million (1.8 points), including $12 million in net reinstatement premiums the first nine months of 2021. As a result of catastrophe losses incurred in the third quarter of 2022, AFG reduced certain profit-based commissions payable to agents by $12 million, resulting in a net impact from catastrophes of $70 million for the nine months ended September 30, 2022.

Property and transportation Underwriting profit for this group was $140 million for the first nine months of 2022 compared to $163 million for the first nine months of 2021, a decrease of $23 million (14%), reflecting lower underwriting profit in the transportation businesses, primarily the result of lower favorable prior year reserve development. Catastrophe losses were $38 million (2.0 points on the combined ratio), including $4 million in net reinstatement premiums, in the first nine months of 2022 compared to catastrophe losses of $43 million (2.7 points), including $9 million in net reinstatement premiums, in the first nine months of 2021.

Specialty casualty Underwriting profit for this group was $372 million for the first nine months of 2022 compared to $237 million for the first nine months of 2021, an increase of $135 million (57%). This increase reflects higher year-over-year underwriting profit in the workers’ compensation, excess and surplus, executive liability and mergers and acquisitions liability businesses. COVID-19 related losses were $8 million (0.4 points on the combined ratio) in the first nine months of 2021. Catastrophe losses were $4 million (0.1 points on the combined ratio), including $1 million in net reinstatement

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
premiums, in the first nine months of 2022 compared to catastrophe losses of $7 million (0.4 points), including net reinstatement premiums of $1 million, in the first nine months of 2021.

Specialty financial Underwriting profit for this group was $81 million for the first nine months of 2022 compared to $72 million for the first nine months of 2021, an increase of $9 million (13%). This increase reflects higher year-over-year underwriting profit in the trade credit and financial institutions businesses. COVID-19 related losses were $6 million (1.2 points on the combined ratio) in the first nine months of 2021. Catastrophe losses were $39 million (6.0 points on the combined ratio), including $13 million in net reinstatement premiums, in the first nine months of 2022 compared to catastrophe losses of $22 million (4.3 points), including $2 million in net reinstatement premiums, in the first nine months of 2021. As a result of the catastrophe losses incurred in the third quarter of 2022, the Specialty financial sub-segment reduced profit-based commissions payable to agents, which had a favorable impact on the combined ratio.

Other specialty This group reported an underwriting loss of $30 million for the first nine months of 2022 compared to $16 million in the first nine months of 2021, an increase of $14 million (88%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first nine months of 2022 compared to the first nine months of 2021.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $5 million and $2 million in the first nine months of 2022 and 2021, respectively, related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.2% for the first nine months of 2022 compared to 59.0% for the first nine months of 2021, an increase of 0.2 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2022	2021	2022	2021	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$1,291	$1,067	71.4%	68.5%	2.9%
Prior accident years development	(79)	(101)	(4.4%)	(6.5%)	2.1%
Current year COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses including the impact of net reinstatement premiums	34	34	2.0%	2.7%	(0.7%)
Property and transportation losses and LAE and ratio	$1,246	$1,000	69.0%	64.7%	4.3%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$1,209	$1,130	61.3%	63.7%	(2.4%)
Prior accident years development	(140)	(85)	(7.1%)	(4.8%)	(2.3%)
Current year COVID-19 related losses	—	8	—%	0.4%	(0.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	3	6	0.1%	0.4%	(0.3%)
Specialty casualty losses and LAE and ratio	$1,072	$1,059	54.3%	59.7%	(5.4%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$185	$173	35.9%	36.2%	(0.3%)
Prior accident years development	(39)	(38)	(7.8%)	(8.0%)	0.2%
Current year COVID-19 related losses	—	6	—%	1.2%	(1.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	26	20	6.0%	4.3%	1.7%
Specialty financial losses and LAE and ratio	$172	$161	34.1%	33.7%	0.4%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$2,805	$2,468	62.6%	62.2%	0.4%
Prior accident years development	(231)	(210)	(5.2%)	(5.3%)	0.1%
Current year COVID-19 related losses	—	14	—%	0.3%	(0.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	64	61	1.7%	1.8%	(0.1%)
Total Specialty losses and LAE and ratio	$2,638	$2,333	59.1%	59.0%	0.1%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$2,805	$2,468	62.6%	62.2%	0.4%
Prior accident years development	(226)	(208)	(5.1%)	(5.3%)	0.2%
Current year COVID-19 related losses	—	14	—%	0.3%	(0.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	64	61	1.7%	1.8%	(0.1%)
Aggregate losses and LAE and ratio	$2,643	$2,335	59.2%	59.0%	0.2%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.6% for the first nine months of 2022 compared to 62.2% for the first nine months of 2021, an increase of 0.4 percentage points.

Property and transportation   The 2.9 percentage point increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects an increase in the loss and LAE ratios of the crop insurance and property and inland marine businesses in the first nine months of 2022 compared to the first nine months of 2021.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 2.4 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects improved results in the workers’ compensation and executive liability businesses.

Specialty financial   The 0.3 percentage point decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects improved results in the trade credit business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $231 million in the first nine months of 2022 compared to $210 million in the first nine months of 2021, an increase of $21 million (10%).

Property and transportation Net favorable reserve development of $79 million in the first nine months of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and in the Singapore operations, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business. Net favorable reserve development of $101 million in the first nine months of 2021 reflects lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business, lower than expected claim severity in the property and inland marine business and lower than expected claim frequency in the aviation business, partially offset by higher than expected claim frequency and severity in equine business.

Specialty casualty Net favorable reserve development of $140 million in the first nine months of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business, partially offset by higher than anticipated claim severity in the targeted markets and excess liability businesses. Net favorable reserve development of $85 million in the first nine months of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the general liability and targeted markets businesses.

Specialty financial Net favorable reserve development of $39 million in the first nine months of 2022 reflects lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses. Net favorable reserve development of $38 million in the first nine months of 2021 reflects lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $27 million in the first nine months of 2022 and $14 million in the first nine months of 2021, reflecting net adverse development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $5 million in the first nine months of 2022 and $2 million in the first nine months of 2021 related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
In the first nine months of 2022, AFG’s Specialty property and casualty insurance operations released $14 million of prior accident year COVID-19 reserves based on improved loss experience in the trade credit and workers’ compensation businesses. Underwriting results for AFG’s Specialty property and casualty insurance operations in the first nine months of 2021 include $14 million in reserve charges related to COVID-19, primarily related to the workers’ compensation and trade credit businesses. AFG released approximately $12 million of accident year 2020 reserves based on loss experience in the first nine months of 2021. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 53% of the $79 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at September 30, 2022.

Catastrophe losses
Catastrophe losses of $64 million in the first nine months of 2022 (before net reinstatement premiums) resulted primarily from Hurricane Ian and storms in multiple regions of the United States. Catastrophe losses of $61 million in the first nine

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
months of 2021 (before net reinstatement premiums) resulted primarily from Hurricane Ida and storms in multiple regions of the United States, including the winter storms in Texas.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.26 billion in the first nine months of 2022 compared to $1.16 billion for the first nine months of 2021, an increase of $98 million (8%). AFG’s underwriting expense ratio was 28.3% for the first nine months of 2022 compared to 29.4% for the first nine months of 2021, a decrease of 1.1 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2022		2021		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$419	23.2%	$384	24.9%	(1.7%)
Specialty casualty	529	26.8%	476	26.9%	(0.1%)
Specialty financial	252	49.8%	244	51.2%	(1.4%)
Other specialty	61	34.7%	59	37.5%	(2.8%)
	$1,261	28.3%	$1,163	29.4%	(1.1%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.7 percentage points in the first nine months of 2022 compared to the first nine months of 2021 reflecting the impact of higher premiums in the crop insurance and trucking businesses on the ratio in the first nine months of 2022 compared to the first nine months of 2021.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in the first nine months of 2022 and the first nine months of 2021.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.4 percentage points in the first nine months of 2022 compared to the first nine months of 2021 reflecting lower profit-based commissions to agents in the first nine months of 2022 compared to the first nine months of 2021.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $524 million in the first nine months of 2022 compared to $467 million in the first nine months of 2021, an increase of $57 million (12%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2022	2021	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$287	$243	$44	18%
Alternative investments	237	224	13	6%
Total net investment income	$524	$467	$57	12%

Average invested assets (at amortized cost)	$13,981	$12,763	$1,218	10%

Yield (net investment income as a % of average invested assets)	5.00%	4.88%	0.12%

Tax equivalent yield (*)	5.10%	5.00%	0.10%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the first nine months of 2022 compared to the first nine months of 2021 reflects higher average investments and higher yields on fixed maturities. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.00% for the first nine months of 2022 compared to 4.88% for the first nine months of 2021, an increase of 0.12 percentage points. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 16.1% in the first nine months of 2022 compared to 24.4% in the prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $26 million for the first nine months of 2022 compared to $16 million for the first nine months of 2021, an increase of $10 million (63%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2022	2021
Other income:
Income (loss) related to the sale of real estate	$1	$(2)
Other	11	11
Total other income	12	9
Other expenses:
Amortization of intangibles	7	5
Interest expense on funds withheld	21	19
Other (*)	10	1
Total other expense	38	25
Other income and expenses, net	$(26)	$(16)
(*)Includes $7 million of expenses in the first nine months of 2022 related to certain technology initiatives.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $136 million in the first nine months of 2022 compared to $172 million in the first nine months of 2021, a decrease of $36 million (21%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $126 million in the first nine months of 2022 compared to $161 million in the first nine months of 2021, a decrease of $35 million (22%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	Nine months ended September 30,
	2022	2021	% Change
Revenues:
Net investment income	$15	$20	(25%)
Other income — P&C fees	67	58	16%
Other income	26	15	73%
Total revenues	108	93	16%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	30	24	25%
Other expense — expenses associated with P&C fees	37	34	9%
Other expenses (*)	102	125	(18%)
Costs and expenses, excluding interest charges on borrowed money	169	183	(8%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(61)	(90)	(32%)
Interest charges on borrowed money	65	71	(8%)
Core loss before income taxes, excluding realized gains and losses	(126)	(161)	(22%)
Pretax non-core loss on retirement of debt	(10)	—
Pretax non-core loss on pension settlement	—	(11)	(100%)
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(136)	$(172)	(21%)
(*)Excludes a pretax non-core loss on retirement of debt of $10 million in the first nine months of 2022 and a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in the second quarter of 2021.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $15 million in the first nine months of 2022 compared to $20 million in the first nine months of 2021, a decrease of $5 million (25%). The small portfolio of equity securities held at the holding company that are carried at fair value through net investment income declined in value by $7 million in the first nine months of 2022 compared to increasing in value by $7 million in the first nine months of 2021. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment improved to $22 million in the first nine months of 2022 compared to $13 million in the first nine months of 2021 reflecting higher average investment balances and income from directly owned real estate investments acquired from the annuity subsidiaries in conjunction with the sale of the annuity business in May 2021.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2022, AFG collected $60 million in fees for these services compared to $54 million in the first nine months of 2021. Management views this fee income, net of the $37 million in the first nine months of 2022 and $34 million in the first nine months of 2021 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $7 million and $4 million in fees from AFG’s disposed annuity operations in the first nine months of 2022 and the first nine months of 2021, respectively, as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, all of these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Income
Other income in the table above includes $12 million in both the first nine months of 2022 and the first nine months of 2021, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $14 million in the first nine months of 2022 compared to $3 million in the first nine months of 2021, an increase of $11 million (367%) due primarily to income from the sale of real estate in 2022.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $102 million in the first nine months of 2022 compared to $125 million the first nine months of 2021, a decrease of $23 million (18%) reflecting lower holding company expenses related to employee benefit plans that are tied to stock market performance, partially offset by charges to increase the liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $65 million in the first nine months of 2022 compared to $71 million in the first nine months of 2021, a decrease of $6 million (8%), reflecting the retirement of AFG’s 3.50% Senior Notes in the first six months of 2022.

Holding Company and Other — Loss on Retirement of Debt
During the first nine months of 2022, AFG retired $434 million principal amount of its senior notes, which resulted in a $10 million pretax non-core loss.

Holding Company and Other — Loss on Pension Settlement
In the second quarter of 2021, AFG settled pension liabilities related to a small former manufacturing operation resulting in a pretax non-core loss of $11 million.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $143 million in the first nine months of 2022 compared to net gains of $103 million in the first nine months of 2021, a change of $246 million (239%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2022	2021
Realized gains (losses) before impairment allowances:
Disposals	$(9)	$2
Change in the fair value of equity securities	(122)	104
Change in the fair value of derivatives	(11)	(4)
	(142)	102

Change in allowance for impairments on securities	(1)	1
Realized gains (losses) on securities	$(143)	$103

The $122 million net realized loss from the change in the fair value of equity securities in the first nine months of 2022 includes losses of $58 million on investments in banks and financing companies, $15 million on investments in healthcare companies, $14 million on investments in media companies, $10 million on investments in retail companies and $6 million on investments in technology companies, partially offset by gains of $10 million on investments in energy and natural gas companies. The $104 million net realized gain from the change in the fair value of equity securities in the first nine months of 2021 includes gains of $27 million on investments in energy and natural gas companies, $20 million on investments in banks and financing companies, $20 million from investments in media companies and $19 million on investments in healthcare companies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Realized Gain on Subsidiary
In the second quarter of 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $155 million for the first nine months of 2022 compared to $164 million for the first nine months of 2021, a decrease of $9 million (5%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate on continuing operations.

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

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold in May 2021, contributed $914 million in GAAP net earnings in the first six months of 2021, which includes a $656 million after-tax gain on the sale.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2022, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2021 Form 10-K. The following table demonstrates the sensitivity of fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2022 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,064
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(302)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2022 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter	35,201	$131.05		35,201	7,655,721
Second quarter	—	—		—	7,655,721
Third quarter:
July	—	$—		—	7,655,721
August	2,000	126.76		2,000	7,653,721
September	43,500	122.85		43,500	7,610,221
Total	80,701	$126.52	(a)	80,701
(a)AFG declared special dividends of $10.00 per share of its Common Stock in the first nine months of 2022. Adjusted for the special dividends, the average price paid per share was $122.16 for the nine months ended September 30, 2022.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

In addition, AFG acquired 47,909 shares of its Common Stock (at an average of $135.41 per share) in the first quarter of 2022, 8,400 shares (at an average of $146.32 per share) in the second quarter of 2022, 265 shares (at $133.34 per share) in July 2022 and 621 shares (at an average of $129.15 per share) in September 2022 in connection with its stock incentive plans.

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

American Financial Group, Inc.

November 4, 2022	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer