Form 10-K
period 2022-12-31
AMERICAN FINANCIAL GROUP INC
filed 2023-02-24
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $10.11 billion.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 85,200,125 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2023.
_____________________________________________________________________________________________________
Documents Incorporated by Reference:

Proxy Statement for 2023 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

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

PART I
Item 1. Business
Introduction
American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged in property and casualty insurance, focusing on specialized commercial products for businesses. AFG’s in-house team of investment professionals oversees the Company’s investment portfolio. The members of the Great American Insurance Group have been in business for over 150 years. Management believes that over 50% of the 2022 gross written premiums in AFG’s Specialty property and casualty group are produced by “top 10” ranked businesses.

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

As highlighted in the illustration below, over the past 20 plus years, AFG has sharpened its focus on the businesses that management knows best. This has been accomplished through organic growth, carefully selected acquisitions, start-ups and dispositions.

Timeline of Selected Start-ups, Acquisitions and Dispositions

Property and Casualty Insurance Segment

General
AFG’s property and casualty insurance operations provide a wide range of commercial coverages through approximately 35 insurance businesses (at December 31, 2022) that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations had approximately 6,900 employees as of December 31, 2022. These operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2022 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written Premiums
	AM Best	S&P
Insurance Group
Great American Insurance	A+	A+	$6,957
National Interstate	A+	not rated	1,034
Summit (Bridgefield Casualty and Bridgefield Employers)	A+	A+	549
Republic Indemnity	A+	A+	202
Mid-Continent Casualty	A+	A+	179
Other			136
			$9,057

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in this Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 98% of AFG’s direct written premiums in 2022, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 91.3% for the period 2013 to 2022 as compared to 99.4% for the property and casualty commercial lines industry over the same period. AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.
(*)The sources of the commercial lines industry ratios are ©2023 Conning, Inc., as published in Conning’s Property-Casualty Forecast & Analysis by Line of Insurance 2022Q4 edition and ©2023 S&P Global Market Intelligence LLC for 2022 and ©2022 A.M. Best Company’s Review & Preview Reports for preceding years.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2022	2021	2020
Gross written premiums	$9,057	$7,946	$7,087
Ceded reinsurance	(2,851)	(2,373)	(2,074)
Net written premiums	$6,206	$5,573	$5,013

Net earned premiums	$6,085	$5,404	$5,099
Loss and LAE	3,629	3,157	3,271
Underwriting expenses	1,680	1,514	1,604
Underwriting gain	$776	$733	$224

GAAP ratios:
Loss and LAE ratio	59.7%	58.5%	64.1%
Underwriting expense ratio	27.6%	28.0%	31.4%
Combined ratio	87.3%	86.5%	95.5%

Statutory ratios:
Loss and LAE ratio	57.3%	55.9%	60.7%
Underwriting expense ratio	29.7%	29.6%	31.2%
Combined ratio	87.0%	85.5%	91.9%

Industry statutory combined ratio (*)
All lines	107.4%	101.8%	98.8%
Commercial lines	102.3%	99.8%	99.9%
(*)The sources of the industry ratios are ©2023 Conning, Inc., as published in Conning’s Property-Casualty Forecast & Analysis by Line of Insurance 2022Q4 edition and ©2023 S&P Global Market Intelligence LLC for 2022 and ©2022 A.M. Best Company’s Review & Preview Reports for preceding years.

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $88 million in 2022, $86 million in 2021 and $128 million in 2020 and are included in the table above. AFG’s property and casualty operations recorded current accident year COVID-19 related losses of $16 million in 2021 and $115 million in 2020.

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

The following are examples of AFG’s specialty businesses grouped by sub-segment:

Property and Transportation
Agricultural-related	Federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop-hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile	Coverage for vehicles (such as buses and trucks) in a broad range of businesses including the moving and storage and transportation industries, alternative risk transfer programs, a specialized physical damage product for the trucking industry and other specialty transportation niches.

Property, Inland Marine and Ocean Marine	Coverage primarily for commercial properties, builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators/dealers and excursion vessels.

Specialty Casualty
Excess and Surplus	Liability, umbrella and excess coverage for unique, volatile or hard to place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

Executive and Professional Liability	Coverage for directors and officers of businesses and non-profit organizations, errors and omissions, cyber, and mergers and acquisitions.

General Liability	Coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.

Targeted Programs	Coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Umbrella and Excess Liability	Coverage in excess of primary layers.

Workers’ Compensation	Coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial
Fidelity and Surety	Fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and lender-placed mortgage property insurance.

Trade Credit	Export and domestic trade credit insurance products for global trade and related financing activities.

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

2022 SPECIALTY PROPERTY AND CASUALTY BY SUB-SEGMENT

NET WRITTEN PREMIUMS

4%
11%
41%
44%
Property and transportation
Specialty casualty
Specialty financial
Other specialty

SPECIALTY GROUP
UNDERWRITING PROFIT (*)
$208
$500
$114
$(42)
$0
$100
$200
$300
$400
$500
(in millions)
Property and transportation
Specialty casualty
Specialty financial
Other specialty

(*)Excludes underwriting profits and losses recorded outside of AFG’s Specialty property and casualty group.

Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2022, 2021 and 2020 (excluding the Neon business sold in 2020) (in millions):

	2022	2021	2020
Property and transportation	$2,515	$2,157	$1,887
Specialty casualty	2,728	2,540	2,304
Specialty financial	711	658	604
Other specialty (*)	252	218	197
	$6,206	$5,573	$4,992
(*)Premiums assumed by AFG’s internal reinsurance program from the operations that make up AFG’s Specialty property and casualty insurance sub-segments.
In addition to the premiums in the table above, the Neon exited lines had $21 million of net written premiums in 2020.

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2022, 2021 and 2020 is shown below. Approximately 2% of AFG’s direct written premiums in 2022 were derived from non U.S.-based insurers. In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries, including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. In December 2020, AFG completed the sale of the legal entities comprising Neon to RiverStone Holdings Limited. Neon generated approximately 45% of the non U.S.-based direct written premiums in 2020.

	2022	2021	2020		2022	2021	2020
California	12.7%	13.0%	13.3%	Iowa	2.7%	2.4%	1.9%
Florida	8.2%	8.7%	9.7%	Michigan	2.4%	2.3%	2.3%
Texas	7.0%	6.6%	6.9%	New Jersey	2.3%	2.4%	2.3%
Illinois	6.2%	6.2%	5.5%	Pennsylvania	2.2%	2.5%	2.6%
New York	5.9%	6.8%	6.8%	Ohio	2.2%	2.2%	2.2%
Georgia	3.2%	3.3%	3.5%	Nebraska	2.1%	1.6%	1.5%
Missouri	2.9%	2.5%	2.4%	North Carolina	2.0%	2.0%	2.1%
Kansas	2.9%	2.6%	2.2%	Other	32.4%	32.3%	32.7%
Indiana	2.7%	2.6%	2.1%		100.0%	100.0%	100.0%

2022 STATUTORY DIRECT WRITTEN PREMIUMS

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

In January 2023, AFG’s property and casualty insurance subsidiaries renewed their catastrophe reinsurance coverages. For AFG’s U.S.-based operations, the Company placed $75 million of coverage in excess of a $50 million per event primary retention in the traditional reinsurance markets.

In addition to traditional reinsurance, AFG has catastrophe coverage through a catastrophe bond structure with Riverfront Re Ltd., which provides coverage of up to 94% of $325 million for catastrophe losses in excess of $125 million through December 31, 2024.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 13% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2022: Everest Reinsurance Company, Hannover Rueck SE, Munich Reinsurance America, Inc., Swiss Reinsurance America Corporation and Transatlantic Reinsurance Company. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2023:

		Reinsurance Coverage			AFG
	Primary	Coverage	AFG Participation (a)		Maximum
	Retention	Amount	%	$	Loss (b)
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	5	35	—%	—	5
Other Workers’ Compensation	2	48	3%	1	3
Commercial Umbrella	2	48	10%	5	7
Property — General	10	40	21%	8	18
Property — Catastrophe (c)	50	75	—%	—	50
(a)Includes the participation of AFG’s internal reinsurance program.
(b)Maximum loss per event for claims up to reinsurance coverage limit.
(c)Although AFG’s maximum potential loss per event is generally $50 million, there are certain unlikely scenarios where AFG’s exposure could be as high as $82 million.

In addition to the coverage shown above, AFG reinsures its crop insurance business through the Federal Crop Insurance Corporation (“FCIC”) based on the Standard Reinsurance Agreement (“SRA”). AFG can elect the desired retention of risk on a state-by-state, county, crop or plan basis according to the SRA. The SRA also includes an additional fixed percentage quota share cede. AFG typically reinsures 10% to 20% of gross written premiums with the FCIC. AFG also purchases quota share reinsurance in the private market. This quota share provides for a ceding commission to AFG and a profit-sharing provision. During both 2022 and 2021, AFG reinsured 50% of premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2023, AFG expects to continue to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “Recoverables from reinsurers” included approximately $210 million on paid losses and LAE and $3.77 billion on unpaid losses and LAE at December 31, 2022. These amounts are net of allowances of approximately $8 million for expected credit losses on reinsurance recoverables. The collectability of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2022	2021	2020
Reinsurance ceded	$2,851	$2,373	$2,074
Reinsurance ceded, excluding crop	1,768	1,665	1,483
Reinsurance assumed — including involuntary pools and associations	283	246	225

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

A reconciliation of the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) to the liability reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2022 follows (in millions):

Liability reported on a SAP basis, net of $110 million of retroactive reinsurance	$7,829
Reinsurance recoverables, net of allowance	3,767
Other, including reserves of foreign insurers	378
Liability reported on a GAAP basis	$11,974

Asbestos and Environmental-related (“A&E”) Insurance Reserves   AFG’s property and casualty group, like many others in the industry, has A&E claims arising in most cases from general liability policies written more than thirty-five years ago. The establishment of reserves for such A&E claims presents unique and difficult challenges and is subject to uncertainties significantly greater than those presented by other types of claims. For a discussion of these uncertainties, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Note N — “Contingencies” to the financial statements.

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2022	2021	2020
Reserves at beginning of year	$408	$422	$383
Incurred losses and LAE	—	—	47
Paid losses and LAE	(23)	(14)	(8)
Reserves at end of year, net of reinsurance recoverable	385	408	422
Reinsurance recoverable, net of allowance	140	147	150
Gross reserves at end of year	$525	$555	$572

In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years. AFG is continuing to evaluate the frequency of future external studies.

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2022 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel and an outside consultant. The 2022 internal review identified no new trends and recent claims activity was generally consistent with AFG’s expectations resulting from AFG’s in-depth internal review in 2021 and most recent external study in 2020. As a result, and consistent with the internal review in 2021, the 2022 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years.

As a result of the comprehensive external study of AFG’s A&E reserves completed in the third quarter of 2020, AFG’s property and casualty insurance segment recorded a $47 million pretax special charge to increase its asbestos reserves by $26 million (net of reinsurance) and its environmental reserves by $21 million (net of reinsurance). The increase was primarily associated with updated estimates of site investigation and remedial costs with respect to existing sites and newly identified sites. AFG has updated its view of legal defense costs on open environmental claims as well as a number of claims and sites where the estimated investigation and remediation costs have increased. As in recent years, there were no new or emerging broad industry trends that were identified in this review.

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

Human Capital Resources

AFG management values diversity and recognizes the benefits derived when people with different cultures, backgrounds and experiences work together to achieve business results. AFG’s Diversity and Equal Employment Opportunity Policy reinforces AFG’s commitment to attracting, developing and retaining a diverse workforce, which management believes fosters creativity and propels ongoing success. AFG’s policy requires employment decisions to be made without regard to race, color, religion, creed, national origin, citizenship status, ancestry, age, physical or mental disability, gender, sex, marital status, pregnancy (or related condition), sexual orientation, gender identity, veteran status, genetic information or any other factors that are protected by applicable federal, state or local law. Commitment to this policy governs all decisions related to employment, including requests for an accommodation.

AFG’s principal goal is for all employees to feel included, respected, safe and empowered to perform at their best. AFG helps employees succeed by cultivating specialized knowledge, professional education and leadership development in a service-oriented culture. AFG respects human rights, appreciates diversity and values the unique perspective each employee brings to the workplace.

When employees feel actively engaged with AFG’s mission and strategy, they deliver higher levels of service to its customers and create stronger bottom-line results for its business. AFG strives to attract diverse and exceptional people who can grow within AFG by fostering a workplace culture that inspires and rewards people and by developing a workforce that can meet the Company’s current and future goals.

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

AFG provides a competitive benefits package that includes an extensive wellness program and paid time away from work for employees to maintain a healthy work-life balance. AFG offers onsite fitness centers at many of its locations, financial incentives for taking care of one’s health and health management programs to increase employees’ engagement with their healthcare providers. AFG also provides six weeks of paid parental leave for employees to care for and bond with their newborn or newly adopted child.

Being a responsible employer and contributing to communities’ economic sustainability includes making sure employees have the ability and access to achieve their financial goals. AFG maintains competitive and equitable pay by conducting regular market comparisons. AFG offers an employee stock purchase program, a retirement savings plan with matching employer contributions, and company-wide profit sharing programs. In addition, employees have access to professional investment and retirement planning advisors to help prepare for their financial future.

AFG prioritizes workplace safety and is dedicated to minimizing employees’ risk of accident or injury. AFG’s obligations and procedures are outlined in our Workplace Safety and Security Policy along with our Safety and Accident Reporting Policy. AFG is firmly committed to and maintains a policy of providing a work environment free from harassment of any kind, including sexual harassment. This includes intentional and unintentional harassment based on any legally protected classification under applicable federal, state, or local law.

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
The following chart shows the allocation of AFG’s $14.51 billion investment portfolio at December 31, 2022:

Investment Portfolio
For additional information on AFG’s investments, see Note F — “Investments” to the financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments.” AFG’s earned yield (net investment income divided by average invested assets) on fixed maturities held by continuing operations was 3.5% for 2022, 3.0% for 2021 and 3.5% for 2020.

The table below compares the total return, which includes changes in fair value, on AFG’s fixed maturities held by continuing operations to a comparable public index. While there is no directly comparable index to AFG’s portfolio, shown below is a widely used benchmark in the financial services industry.

	2022	2021	2020
Total return on AFG’s fixed maturities	(4.4%)	1.9%	4.0%
Barclays Capital U.S. Universal Bond Index	(13.0%)	(1.1%)	7.6%

The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2022 (dollars in millions).

	Amortized	Fair Value
	Cost, net (*)	Amount	%
S&P or comparable rating
AAA, AA, A	$8,026	$7,549	75%
BBB	1,880	1,740	17%
Total investment grade	9,906	9,289	92%
BB	228	219	2%
B	62	60	1%
CCC, CC, C	103	109	1%
D	7	8	—%
Total non-investment grade	400	396	4%
Not rated	419	410	4%
Total	$10,725	$10,095	100%
(*)Amortized cost, net of allowance for expected credit losses.

At December 31, 2022, 97% (based on statutory carrying value of $10.08 billion) of AFG’s fixed maturity investments held by its insurance companies had a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2 (the highest of the six designations) based not only on the probability of loss but also on the severity of loss.

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

Cybersecurity Regulations   Numerous states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. For example, the New York State Department of Financial Services (“NYDFS”) cybersecurity regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” The NAIC adopted an Insurance Data Security Model Law which, when adopted by the states, requires licensed insurance entities to comply with detailed information security requirements. To date, the Insurance Data Security Model Law has been adopted by a number of states, including Ohio, where several of AFG’s insurance subsidiaries are domiciled.

Certain states are developing or have developed regulations related to privacy and data security. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, broadly regulates the collection, processing and disclosure of California residents’ personal information, imposes limits on the “sale” and “sharing” of personal information and grants California residents certain rights to, among other things, access and delete data about them in certain circumstances.

Own Risk and Solvency Assessment   AFG must submit an Own Risk and Solvency Assessment Summary Report (“ORSA”) at least annually to its lead state insurance regulator. The ORSA, which is a component of an insurer’s enterprise risk management framework, is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.

Dividends   The laws of the domiciliary states of AFG’s U.S. insurance subsidiaries govern the amount of dividends that may be paid to its shareholders in any twelve-month period, generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2023 from its insurance subsidiaries without seeking prior regulatory approval is approximately $887 million.

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

International Regulation

AFG operates in limited foreign jurisdictions where its operations are subject to regulation and supervision of the various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, solvency and market conduct regulations, including Solvency II; anti-corruption and anti-terrorist financing guidelines, laws and regulations; various privacy, insurance, tax, tariff, trade and sanctions laws and regulations, including the EU and UK General Data Protection Regulation (“GDPR”); and corporate, employment, intellectual property and investment laws and regulations. AFG has foreign insurance company subsidiaries domiciled in the United Kingdom, Ireland, Mexico, Bermuda, and the Cayman Islands and branch operations in Canada and Singapore, all of which are subject to regulation by the insurance regulator of such jurisdiction.

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

RISKS RELATING TO AFG’S INSURANCE OPERATIONS, DISTRIBUTION AND PRODUCTS
AFG’s results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics, severe weather conditions or climate change.
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
Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events. AFG continues to enhance its operating procedures and internal controls to effectively support its business and its regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. AFG must submit an Own Risk and Solvency Assessment Summary Report (“ORSA”) at least annually to its lead state insurance regulator. The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.

AFG operates within an enterprise risk management (“ERM”) framework designed to assess and monitor risks. However, assurance that AFG can effectively identify, review and monitor all risks or that all its employees will operate within the ERM framework cannot be guaranteed. Assurances that AFG’s ERM framework will result in the Company accurately identifying all risks and accurately limiting its exposures based on its assessments also cannot be guaranteed. Any ineffectiveness in AFG’s control or procedures or failure to manage these risks may have an adverse effect on AFG’s results of operations and financial condition.

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
AFG has invested, and intends to continue to invest in, alternative investments, such as limited partnerships and subordinate tranches of collateralized loan obligations for which changes in value are reported in net earnings. These and other similar investments may have different, more significant risk characteristics than investments in fixed maturity securities, may be more volatile and may be illiquid due to restrictions on sales, transfers and redemption terms, all of which could negatively affect AFG’s investment income and overall portfolio liquidity.

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
AFG’s future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of the investment portfolio, the ability to write new business successfully and the ability to establish premium rates and loss reserves at levels sufficient to cover losses. Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. While AFG can borrow up to $500 million under its revolving credit facility, AFG’s access to funds through this facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under AFG’s bank credit line or any other parent company short-term borrowing arrangements during 2022. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.

The modification or elimination of the London Inter-Bank Offered Rate may adversely affect AFG’s results of operations.
The modification or elimination of the London Inter-Bank Offered Rate (“LIBOR”), a long-standing benchmark interest rate for floating-rate financial contracts, may adversely affect the interest rates on and fair value of AFG’s floating rate investments and any other assets or liabilities whose value is tied to LIBOR. In addition, the majority of the assets and liabilities of the collateralized loan obligations that AFG manages and consolidates are tied to LIBOR. Following a series of announcements, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR for most U.S. Dollar-based tenors after June 30, 2023. It remains unclear if, how and in what form, LIBOR will continue to exist after June 30, 2023. Proposals for alternative reference rates for dollars and other currencies have been announced and contractual provisions relating to alternative rates following the cessation of LIBOR are actively being included in documentation. The Alternative Reference Rate Committee (“ARRC”), an ad hoc committee which included representatives from regulatory agencies and industry participants, has endorsed the use of the secured overnight financing rate (“SOFR”) as a replacement for LIBOR and has published recommendations on how to implement the change in reference rate. In addition, term SOFR for one, three, six and twelve month periods is now being published. In addition, the State of New York has also enacted legislation which would provide for an alternative rate to LIBOR for contracts which do not include provisions relating to LIBOR cessation. Even with these changed, adoption of replacement rates has not been uniform and questions around liquidity in these alternative reference rates and how to appropriately adjust these alternative reference rates to eliminate any economic value transfer at the time of transition persist. In certain cases, it is also difficult to amend existing contracts to include LIBOR replacement provisions and there are no assurances that a legislative solution will be enforceable. At this time, AFG cannot predict the overall effect of the modification or elimination of LIBOR or the establishment of alternative benchmark rates.

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

Businesses in the United States and in other countries have increasingly become the targets of “cyberattacks,” “ransomware,” “phishing,” “hacking” or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts, and can cause negative publicity and extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in the insurance industry, AFG experiences cyber-attacks and other attempts to gain unauthorized access to its systems on a regular basis and anticipates continuing to be subject to such attempts. AFG’s administrative and technical controls as well as other preventative actions used to reduce the risk of cyber incidents and protect AFG’s information may be insufficient to detect or prevent future unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to AFG’s computer systems or those of third parties with whom AFG does business.

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
AFG and certain of its third-party vendors collect and store sensitive data in the ordinary course of AFG’s business, including personal identification information of its employees and that of its customers, vendors, investors and other third parties. In connection with AFG’s property and casualty insurance operations, data may include medical information. Laws and regulations in this area are evolving at an international, national and state level and are generally becoming more rigorous, including through the adoption of more stringent subject matter-specific laws, such as the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), the New York Department of Financial Services’ Cybersecurity Regulation and Ohio’s insurance data security law, which regulate the collection and use of data and security and data breach obligations. If any disruption or security breach results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others, it could damage AFG’s reputation, affect its relationships with customers and clients, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

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
AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. As of December 31, 2022, AFG has $3.98 billion of recoverables from reinsurers on its balance sheet. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions.

REGULATORY AND LEGAL RISKS
AFG may suffer losses from litigation, including from effects of emerging claim and coverage issues which could materially and adversely affect AFG’s financial condition and business operations.
AFG is involved in routine legal proceedings incidental to its insurance operations and litigation related to asbestos and environmental claims from its historical operations. Litigation by nature is unpredictable, and the outcome of any case is uncertain and could result in liabilities that vary from the amounts AFG has currently recorded. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause AFG’s ultimate liabilities to change from current expectations. In addition, as industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect AFG’s business, including by extending coverage beyond underwriting intent or by increasing the number, size or types of claims as a result of, among other things, plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling and other practices; increased claims due to third party funding of litigation; and social inflation trends like more frequent claims and judgements that are unfavorable for insurers. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment, including in connection with asbestos and environmental claims. AFG’s business, financial condition, results of operations and liquidity could also be adversely affected if judicial or legislative developments cause AFG’s ultimate liabilities to increase from current expectations.

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

Statutory capital requirements set by the NAIC and the various state insurance regulatory bodies establish regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for insurance companies. Statutory surplus and RBC ratios may change in a given year based on a number of factors, including statutory earnings/losses, reserve changes, excess capital held to support growth, equity market and interest rate changes, the value of investment securities and changes to the RBC formulas. Increases in the amount of capital or reserves that AFG’s larger insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company or require capital contributions. Any reduction in the RBC ratios of AFG’s insurance subsidiaries could also adversely affect their financial strength ratings as determined by rating agencies.

AFG could be adversely impacted by changes to the U.S. Federal income tax laws.
Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. For example, on December 22, 2017, the U.S. enacted The Tax Cuts and Jobs Act of 2017 (“TCJA”), which significantly reformed the U.S. tax code. Amendments or clarifications of the TCJA from additional regulatory and administrative guidance, may occur. AFG cannot predict if, when or in what form regulations or guidance may be provided or whether such guidance will have a retroactive effect. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. Any AMT incurred, under this provision, would be treated as a timing difference and generate a deferred tax asset which would be carried forward to offset regular tax liability in the future. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the stock acquired and not reported as part of income tax expense. As additional guidance is provided, AFG will continue to evaluate the impact that the new law will have on AFG’s financial results in 2023 and beyond. Any changes in federal income tax laws, including changes to the TCJA or IRA, could adversely affect the federal income taxation of AFG’s ongoing operations and have a material adverse impact on its financial condition and results of operations.

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
Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 11.7% of AFG’s outstanding Common Stock as of February 1, 2023. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management and over matters requiring shareholder approval. Such influence could prevent an acquisition of AFG at a price which other shareholders may find attractive.

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

Property and casualty subsidiaries own and occupy approximately 90% of the 281,000 square feet of rentable office space on 17.5 acres of land in Richfield, Ohio and 100% of the 135,000 square feet of rentable office space on 1.3 acres of land in Lakeland, Florida.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 4,600 shareholders of record of AFG Common Stock at February 1, 2023.

Issuer Purchases of Equity Securities
AFG repurchased shares of its Common Stock during 2022 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter	35,201	$131.05		35,201	7,655,721
Second quarter	—	—		—	7,655,721
Third quarter	45,500	123.02		45,500	7,610,221
Fourth quarter:
October	8,667	$123.54		8,667	7,601,554
November	—	—		—	7,601,554
December	—	—		—	7,601,554
Total	89,368	$126.23	(a)	89,368
(a)AFG declared special dividends totaling $12.00 per share of its Common Stock in 2022. Adjusted for the special dividends, the average price paid per share was $120.29 for 2022.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

AFG acquired 57,195 shares of its Common Stock (at an average of $136.94 per share) in the first nine months of 2022, 64 shares (at $139.38 per share) in November 2022 and 161 shares (at an average of $140.20 per share) in December 2022 in connection with its stock incentive plans.

Stock Performance Graph
The following graph compares the performance of AFG Common Stock during the five year period from December 31, 2017 through December 31, 2022 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”) and (ii) the S&P 500 Property & Casualty Insurance Index. The graph assumes that an initial investment of $100 was made on December 31, 2017 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

5-Year Cumulative Total Shareholder Return (a)
$225
$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
AFG
S&P 500 Index
S&P 500 P&C Index

	As of December 31,
	2017	2018	2019	2020	2021	2022
AFG	$100	$87	$110	$93	$180	$200
S&P 500 Index	100	96	126	149	191	157
S&P 500 P&C Index (b)	100	95	120	128	150	178
(a)Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.
(b)The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2022 (weighted by market capitalization): The Allstate Corporation, Arch Capital Group Ltd., Chubb Limited, Cincinnati Financial Corporation, Loews Corporation, The Progressive Corporation, The Travelers Companies, Inc. and W.R. Berkley Corporation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Objective	28	Results of Operations — Fourth Quarter	50
Overview	28	Segmented Statement of Earnings	50
Critical Accounting Policies	29	Property and Casualty Insurance	51
Liquidity and Capital Resources	29	Holding Company, Other and Unallocated	59
Ratios	29
Condensed Consolidated Cash Flows	30	Results of Operations — Full Year	62
Parent and Subsidiary Liquidity	31	Segmented Statement of Earnings	62
Condensed Parent Only Cash Flows	33	Property and Casualty Insurance	64
Off-Balance Sheet Arrangements	33	Holding Company, Other and Unallocated	76
Investments	33	Real Estate Entities Acquired from the Annuity Operations
Uncertainties	36		80
Managed Investment Entities	42	Discontinued Annuity Operations	80
Results of Operations	47	Recent Accounting Standards	81
General	47

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

At December 31, 2022, AFG (parent) held approximately $879 million in cash and investments and had $500 million available under a bank line of credit, which expires in December 2025.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses. AFG’s former annuity operations are reported as discontinued operations.

AFG reported net earnings from continuing operations attributable to shareholders of $276 million ($3.24 per share, diluted) for the fourth quarter of 2022 compared to $355 million ($4.18 per share, diluted) in the fourth quarter of 2021. The year-over-year decrease was due primarily to lower returns on AFG’s alternative investment portfolio as compared to the very strong performance of this portfolio in the fourth quarter of 2021 and lower underwriting profit in the crop operations. These items were partially offset by higher investment income other than from alternative investments.

Full year 2022 net earnings from continuing operations attributable to shareholders were $898 million ($10.53 per share, diluted) compared to $1.08 billion ($12.62 per share, diluted) in 2021. Higher underwriting profit and higher investment income outside of alternative investments were more than offset by net realized losses on securities in 2022 compared to net realized gains on securities in 2021 and lower returns on AFG’s alternative investment portfolio compared to the very strong performance of this portfolio in 2021.

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

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Inflation, supply chain disruption, labor shortages and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment, the conflict between Russia and Ukraine and the lingering effects of the COVID-19 pandemic. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

Management expects continued premium growth and strong underwriting results in the ongoing favorable property and casualty insurance market. In addition, the deployment of cash in the rising interest rate environment during 2022 will continue to have a positive impact on investment income on fixed maturity investments in 2023.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are summarized in Note A — “Accounting Policies” to the financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that can have a significant effect on amounts reported in the financial statements. As more information becomes known, these estimates and assumptions change and, thus, impact amounts reported in the future. The areas where management believes the degree of judgment required to determine amounts recorded in the financial statements is most significant are as follows:
•the valuation of investments, including the determination of impairment allowances,
•the establishment of insurance reserves, especially asbestos and environmental-related reserves,
•the recoverability of reinsurance, and
•the establishment of asbestos and environmental liabilities of former railroad and manufacturing operations.

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

	December 31,
	2022	2021
Principal amount of long-term debt	$1,521	$1,993
Total capital	6,099	6,869
Ratio of debt to total capital:
Including subordinated debt	24.9%	29.0%
Excluding subordinated debt	13.9%	19.2%

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

The NAIC’s model law for risk-based capital (“RBC”) applies to property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2022, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$1,153	$1,714	$2,183
Net cash used in investing activities	(1,051)	(436)	(1,564)
Net cash used in financing activities	(1,361)	(1,957)	(123)
Net change in cash and cash equivalents	$(1,259)	$(679)	$496

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations, which were sold in May 2021, typically produced positive net operating cash flows as investment income exceeded acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $183 million in 2022 and $144 million in 2021 and increased cash flows from operating activities by $25 million in 2020, resulting in a $39 million decrease in cash flows from operating activities in 2022 compared to 2021 and a $169 million decrease in cash flows from operating activities in 2021 compared to 2020. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.34 billion, $1.86 billion and $2.16 billion in 2022, 2021 and 2020, respectively, reflecting the absence of operating cash flows from the disposed annuity operations.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and, prior to the May 2021 sale, its discontinued annuity operations. Cash proceeds from the sale of the annuity operations in excess of cash and cash equivalents held in the annuity subsidiaries that were sold was a $1.51 billion source of cash provided by investing activities in 2021. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $180 million use of cash in 2022 compared to a $43 million use of cash in 2021, resulting in a $137 million increase in net cash used in investing activities in 2022 compared to 2021. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements. Excluding the impact of the sale of the annuity operations and the activity of the managed investment entities, net cash used in investing activities was $871 million in 2022 compared to $1.90 billion in 2021, a decrease of $1.03 billion as the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in 2022 was more than offset by the absence of investing activities from the disposed annuity operations.

Net cash used in investing activities was $436 million in 2021 compared to $1.56 billion in 2020, a decrease of $1.13 billion. Excluding the impact of the May 2021 sale of the annuity business ($1.51 billion source of cash), net cash used in investing activities was $1.95 billion in 2021 compared to $1.56 billion in 2020, an increase of $383 million. As discussed below (under net cash used in financing activities), AFG’s discontinued annuity operations had net cash flows from annuity policyholders of $477 million in 2021 through the May 31, 2021 effective date of the sale compared to $351 million in 2020. In addition to the investment of funds provided by the insurance operations, AFG Parent increased its net purchases of fixed maturities by $1.19 billion in 2021 compared to 2020 due primarily to proceeds received from the sale of the annuity business as well as dividends received from subsidiaries. Investing activities also include the December 2021 acquisition of Verikai for $120 million in cash and the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. See Note C — “Acquisitions and Sale of Businesses” and Note H — “Managed Investment Entities” to the financial statements. Net investment activity in the managed investment entities was a $43 million use of cash in 2021 compared to $281 million in 2020, accounting for a $238 million decrease in net cash used in investing activities in 2021 compared to 2020.

Net Cash Used In Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock, dividend payments and, prior to the sale of the annuity business, transactions with annuity policyholders. Net cash used in financing activities was $1.36 billion in 2022 compared to $1.96 billion in 2021, a decrease in net cash used in financing activities of $596 million. Debt retirements were a $477 million use of cash in 2022 compared to no debt retirements in 2021. In 2022, AFG repurchased $11 million of its Common Stock compared to $319 million in 2021, resulting in a $308 million decrease in net cash used in financing activities in 2022 compared to 2021. AFG paid cash dividends totaling $1.21 billion in 2022 compared to $2.37 billion in 2021, resulting in a net $1.16 billion decrease in net cash used in financing activities in 2022 compared to 2021. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in 2021 through the May 31, 2021 effective date of the sale, resulting in a $477 million decrease in net cash used by financing activities in 2022 compared to 2021. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $324 million in 2022 compared to $193 million in 2021, resulting in a $131 million increase in net cash provided by financing activities in 2022 compared to 2021. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in financing activities was $1.96 billion in 2021 compared to $123 million in 2020, an increase of $1.83 billion. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in 2021 through the May 31, 2021 effective date of the sale compared to $351 million in 2020, resulting in a $126 million increase in net cash provided by financing activities in 2021 compared to 2020. In 2020, GALIC transferred $554 million of cash as part of a reinsurance agreement to cede in force traditional fixed and indexed annuities. In 2020, AFG issued $300 million of 5.25% Senior Notes due in 2030, $150 million of 5.625% Subordinated Debentures due in 2060 and $200 million of 4.50% Subordinated Debentures due in 2060. The net proceeds of these offerings contributed $634 million to net cash provided by financing activities in 2020. The November 2020 redemption of AFG’s 6% Subordinated Debentures due in 2055 was a $150 million use of cash in 2020. In addition to its regular quarterly cash dividends, AFG paid special cash dividends of $26.00 per share in 2021 and $2.00 per share 2020, which resulted in total cash dividends of $2.37 billion in 2021 compared to $334 million in 2020. Issuances of managed investment entity liabilities exceeded retirements by $193 million in 2021 compared to $221 million in 2020, resulting in a $28 million decrease in net cash provided by financing activities in 2021 compared to 2020.

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

AFG’s capital and liquidity was significantly enhanced as a result of the 2021 sale of its annuity business to MassMutual for proceeds of $3.57 billion. By the end of the second quarter of 2022, AFG had deployed the proceeds from this sale primarily through special cash dividends, share repurchases, debt retirements and the purchase of Verikai. AFG’s ongoing operations continue to generate significant excess capital for future returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for profitable organic growth, and opportunities to expand through acquisitions and start-ups that meet target return thresholds.

During 2022, AFG repurchased 89,368 shares of its Common Stock for $11 million and paid special cash dividends totaling $1.02 billion ($2.00 per share in March, $8.00 per share in May and $2.00 per share in November). In addition, on February 1, 2023, AFG declared a special cash dividend of $4.00 per share (aggregate of approximately $340 million) payable on February 28, 2023.

AFG may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as management may determine, and will depend on prevailing market conditions, AFG’s liquidity requirements, contractual restrictions and other factors. During 2022, AFG repurchased $472 million principal amount of its senior notes for $477 million cash.

During 2021, AFG repurchased 2,777,684 shares of its Common Stock for $319 million and paid special cash dividends of $26.00 per share of AFG Common Stock ($14.00 per share in June, $2.00 per share in August, $4.00 per share in October, $4.00 per share in November and $2.00 per share in December) totaling $2.21 billion.

In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes a predictive risk tool to assess insurance risk, for $120 million using cash on hand at the parent.

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

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility also includes provisions relating to the replacement of LIBOR with different floating rates in the event of the discontinuance of LIBOR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2022 or 2021.

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

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2022, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.01 billion. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

Property and casualty reserves for unpaid losses and loss adjustment expenses were $11.97 billion at December 31, 2022 and include case reserves and claims incurred but not reported (“IBNR”). The ultimate amount to be paid to settle reserves is an estimate, subject to significant uncertainty. Actual payments to settle claims cannot be determined until a settlement is reached with the claimant. Final claim settlements may vary significantly from estimated amounts. See “Uncertainties — Property and Casualty Insurance Reserves” below. The timing of future payments for the next twelve months and beyond could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

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

Condensed Parent Only Cash Flows
AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$327	$833	$483
Net cash provided by (used in) investing activities	992	2,167	(294)
Net cash used in financing activities	(1,683)	(2,626)	(140)
Net change in cash and cash equivalents	$(364)	$374	$49

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $327 million in 2022 compared to $833 million in 2021 and $483 million in 2020. The $506 million decrease in net cash provided by operating activities in 2022 as compared to 2021 and the $350 million increase in net cash provided by operating activities in 2021 as compared to 2020 were due primarily to higher cash dividends received from subsidiaries in 2021.

Parent Net Cash Provided by (Used in) Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and parent company investment activity. Parent holding company net cash provided by investing activities was $992 million in 2022 and $2.17 billion in 2021 compared to net cash used in investing activities of $294 million in 2020. The $992 million in net cash provided by investing activities in 2022 is substantially lower than the $2.17 billion in net cash provided by investing activities in 2021 due to proceeds of $3.57 billion related to the May 2021 sale of the annuity business partially offset by the $120 million purchase of Verikai in December 2021. The $2.17 billion in net cash provided by investing activities in 2021 is substantially higher than the $294 million in net cash used in investing activities in 2020 due to proceeds of $3.57 billion related to the May 2021 sale of the annuity business, partially offset by the net purchase of fixed maturity investments of $1.19 billion in 2021 and the $120 million purchase of Verikai in December 2021.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of the issuance and retirement of long-term debt, repurchases of AFG Common Stock, dividends to shareholders, and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $1.68 billion in 2022 compared to $2.63 billion in 2021 and $140 million in 2020. The $943 million decrease in net cash used in financing activities in 2022 as compared to 2021 reflects lower dividends paid to shareholders (due primarily to special dividends of $12.00 per share in 2022 compared to special dividends of $26.00 per share in 2021) partially offset by the impact of net retirements of long-term debt in 2022. The $2.49 billion increase in net cash used in financing activities in 2021 as compared to 2020 reflects higher dividends paid to shareholders (due primarily to special dividends of $26.00 per share in 2021 compared to special dividends of $2.00 per share in 2020) and the impact of net issuances of long-term debt in 2020.

Off-Balance Sheet Arrangements
See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments
AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2022, contained $10.10 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $32 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $672 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $338 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Unrealized gains and losses on AFG’s fixed maturity securities are included in shareholders’ equity after adjustments for deferred income taxes.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2022, the average life of AFG’s fixed maturities was about 4.2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 87% was priced using pricing services at December 31, 2022 and 7% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at December 31, 2022 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,127
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(304)

Approximately 92% of the fixed maturities held by AFG at December 31, 2022, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 4% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

Municipal bonds represented approximately 12% of AFG’s fixed maturity portfolio at December 31, 2022. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2022, approximately 93% of the municipal bond portfolio was held in revenue bonds, with the remaining 7% held in general obligation bonds.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2022, is shown in the following table (dollars in millions). Approximately $296 million of available for sale fixed maturity securities had no unrealized gains or losses at December 31, 2022.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$915	$8,884
Amortized cost of securities, net of allowance for expected credit losses	$876	$9,553
Gross unrealized gain (loss)	$39	$(669)
Fair value as % of amortized cost	104%	93%
Number of security positions	335	1,841
Number individually exceeding $2 million gain or loss	1	64
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$23	$(183)
Banking	5	(18)
States and municipalities	3	(51)
Other asset-backed securities	1	(184)
Collateralized loan obligations	1	(67)
Asset managers	1	(47)
Percentage rated investment grade	82%	95%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2022, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	9%	3%
After one year through five years	22%	26%
After five years through ten years	22%	8%
After ten years	9%	2%
	62%	39%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3.5 years)	20%	44%
Mortgage-backed securities (average life of approximately 6 years)	18%	17%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2022
Securities with unrealized gains:
Exceeding $500,000 (16 securities)	$122	$15	114%
$500,000 or less (319 securities)	793	24	103%
	$915	$39	104%
Securities with unrealized losses:
Exceeding $500,000 (355 securities)	$4,130	$(497)	89%
$500,000 or less (1,486 securities)	4,754	(172)	97%
	$8,884	$(669)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2022
Investment grade fixed maturities with losses for:
Less than one year (1,244 securities)	$6,203	$(405)	94%
One year or longer (308 securities)	2,232	(227)	91%
	$8,435	$(632)	93%
Non-investment grade fixed maturities with losses for:
Less than one year (202 securities)	$337	$(20)	94%
One year or longer (87 securities)	112	(17)	87%
	$449	$(37)	92%

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2022. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2022 and gross written premiums for the year ended December 31, 2022.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$980	$2,787	$720	$4,487	$1,589
Workers’ compensation	923	1,200	344	2,467	1,239
Other liability — claims made	235	620	386	1,241	829
Commercial auto/truck liability/medical	385	400	150	935	623
Special property (fire, allied lines, inland marine, earthquake)	463	253	32	748	2,391
Products liability — occurrence	102	253	158	513	219
Commercial multi-peril	158	146	84	388	407
Other lines	259	440	112	811	1,458
Total Statutory	3,505	6,099	1,986	11,590	8,755
Adjustments for GAAP:
Foreign operations	149	183	42	374	305
Deferred gains on retroactive reinsurance	—	15	—	15	—
Loss reserve discounting	(5)	—	—	(5)	—
Other	—	—	—	—	(3)
Total Adjustments for GAAP	144	198	42	384	302
Total GAAP Reserves and Premiums	$3,649	$6,297	$2,028	$11,974	$9,057

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

The estimated cumulative adverse impact that a 1% change in cost trends in AFG’s more significant long-tail lines of property and casualty business (exceeding 5% of total reserves) would have on net earnings is shown below (in millions).

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$62
Workers’ compensation	65
Other liability — claims made	22
Commercial auto/truck liability/medical	15

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2022, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2022	Effect on Net Earnings (a)(b)
Other liability — occurrence	4.8%	$2,005	$96
Workers’ compensation	(5.9%)	2,107	(124)
Other liability — claims made	(2.7%)	890	(24)
Commercial auto/truck liability/medical	(0.5%)	706	(4)
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

Other Liability — Occurrence

This long-tail line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability — occurrence include:
•Litigious climate
•Unpredictability of judicial decisions regarding coverage issues
•Magnitude of jury awards
•Outside counsel costs
•Timing of claims reporting

AFG recorded adverse prior year reserve development of $109 million in 2022, $39 million in 2021 and $99 million in 2020 related to its other liability — occurrence coverage due primarily to continued claim severity increases in excess and umbrella liability coverages.

While management applies the actuarial methods discussed in Note O — “Insurance — Property and Casualty Insurance Reserves” to the financial statements, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the Bornhuetter-Ferguson method.

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

Approximately 27% and 24% of AFG’s workers’ compensation reserves at December 31, 2022 relate to policies written in Florida and California, respectively.

AFG recorded favorable prior year reserve development of $189 million and $169 million in 2022 and 2021, respectively, related to its workers’ compensation coverage due to lower than anticipated medical severity. AFG recorded favorable prior year reserve development of $178 million in 2020 due to lower than anticipated medical claim severity and improving claim closure rates, particularly in the southeastern United States and California.

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

AFG recorded favorable prior year reserve development of $24 million in 2022, $2 million in 2021 and $8 million in 2020 on its D&O business as claim frequency and severity were less than expected across several prior accident years.

Commercial Auto/Truck Liability/Medical

This line of business is a mix of coverage protecting the insured against legal liability for property damage or personal injury to others arising from the operation of commercial motor vehicles. The property damage liability exposure is usually short-tail with relatively prompt reporting and settlement of claims. The bodily injury and medical payments exposures are longer-tailed; although the claim reporting is relatively prompt, the final settlement can take longer to achieve. Some of the important variables affecting estimation of loss reserves for commercial auto/truck liability/medical are similar to other liability — occurrence and include:
•Magnitude of jury awards
•Unpredictability of judicial decisions regarding coverage issues
•Litigious climate and trends
•Change in frequency of severe accidents
•Health care costs and utilization of medical services by injured parties

AFG recorded adverse prior year reserve development of $32 million and $7 million in 2022 and 2021, respectively, for this line of business due to higher than anticipated severity. Favorable prior year reserve development of $16 million was recorded in 2020. Although severity trends were elevated at that time, they were generally lower than initially projected for prior years.

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

	2022	2021	2020
Before reinsurance (gross)	90.9%	87.4%	97.1%
Effect of reinsurance	(3.6%)	(0.9%)	(1.6%)
Actual (net of reinsurance)	87.3%	86.5%	95.5%

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2022	2021
Asbestos	$220	$232
Environmental	165	176
A&E reserves, net of reinsurance recoverable	385	408
Reinsurance recoverable, net of allowance	140	147
Gross A&E reserves	$525	$555

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

	2022	2021	2020
Number of policyholders with no indemnity payments:
Asbestos	103	100	97
Environmental	129	131	116
	232	231	213
Number of policyholders with indemnity payments:
Asbestos	45	45	48
Environmental	25	20	22
	70	65	70
Total	302	296	283

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including LAE, were as follows (in millions):

	2022	2021	2020
Asbestos	$12	$8	$8
Environmental	11	6	—
Total	$23	$14	$8

The survival ratio is a measure often used by industry analysts to compare A&E reserves’ strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2022, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2021, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2022)	24.3	27.7	25.6
Industry (12/31/2021)	8.5	5.7	7.7

During the third quarter of 2022, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has periodically conducted comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during the intervening years. AFG is continuing to evaluate the frequency of future external studies.

During the 2022 and 2021 internal reviews, no new trends were identified and recent claims activity was generally consistent with AFG’s expectations resulting from AFG’s most recent external study in 2020. As a result, both the 2022 and 2021 reviews resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves.

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

Contingencies related to Subsidiaries’ Former Operations   The A&E study and reviews discussed above encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. AFG recorded minor charges to increase liabilities for those operations as a result of the 2022 and 2021 internal reviews and a pretax special charge of $21 million as a result of the 2020 comprehensive external study. For a discussion of the charges recorded for those operations, see “Results of Operations — Holding Company, Other and Unallocated.” Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $96 million at December 31, 2022. For a discussion of the uncertainties in determining the ultimate liability, see Note N — “Contingencies” to the financial statements.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2022
Assets:
Cash and investments	$14,627	$—	$(115)	(*)	$14,512
Assets of managed investment entities	—	5,447	—		5,447
Other assets	8,872	—	—	(*)	8,872
Total assets	$23,499	$5,447	$(115)		$28,831
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,220	$—	$—		$15,220
Liabilities of managed investment entities	—	5,444	(112)	(*)	5,332
Long-term debt and other liabilities	4,227	—	—		4,227
Total liabilities	19,447	5,444	(112)		24,779

Shareholders’ equity:
Common Stock and Capital surplus	1,453	3	(3)		1,453
Retained earnings	3,142	—	—		3,142
Accumulated other comprehensive income (loss), net of tax	(543)	—	—		(543)
Total shareholders’ equity	4,052	3	(3)		4,052
Total liabilities and shareholders’ equity	$23,499	$5,447	$(115)		$28,831

December 31, 2021
Assets:
Cash and investments	$15,821	$—	$(76)	(*)	$15,745
Assets of managed investment entities	—	5,296	—		5,296
Other assets	7,890	—	—	(*)	7,890
Total assets	$23,711	$5,296	$(76)		$28,931
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$14,115	$—	$—		$14,115
Liabilities of managed investment entities	—	5,296	(76)	(*)	5,220
Long-term debt and other liabilities	4,584	—	—		4,584
Total liabilities	18,699	5,296	(76)		23,919

Shareholders’ equity:
Common Stock and Capital surplus	1,415	—	—		1,415
Retained earnings	3,478	—	—		3,478
Accumulated other comprehensive income (loss), net of tax	119	—	—		119
Total shareholders’ equity	5,012	—	—		5,012
Total liabilities and shareholders’ equity	$23,711	$5,296	$(76)		$28,931
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,623	$—	$—		$1,623
Net investment income	168	—	—	(b)	168
Realized gains (losses) on securities	27	—	—		27
Income of managed investment entities:
Investment income	—	93	—		93
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(5)	(b)	(6)
Other income	29	—	(5)	(c)	24
Total revenues	1,847	92	(10)		1,929
Costs and Expenses:
Insurance benefits and expenses	1,413	—	—		1,413
Expenses of managed investment entities	—	92	(10)	(b)(c)	82
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,501	92	(10)		1,583
Earnings before income taxes	346	—	—		346
Provision for income taxes	70	—	—		70
Net earnings	$276	$—	$—		$276

Three months ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,452	$—	$—		$1,452
Net investment income	212	—	(3)	(b)	209
Realized gains (losses) on securities	7	—	—		7
Income of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	2	(1)	(b)	1
Other income	47	—	(4)	(c)	43
Total revenues	1,718	48	(8)		1,758
Costs and Expenses:
Insurance benefits and expenses	1,182	—	—		1,182
Expenses of managed investment entities	—	47	(7)	(b)(c)	40
Interest charges on borrowed money and other expenses	91	—	—		91
Total costs and expenses	1,273	47	(7)		1,313
Earnings before income taxes	445	1	(1)		445
Provision for income taxes	90	—	—		90
Net earnings	$355	$1	$(1)		$355
(a)Includes income of less than $1 million in the fourth quarter of 2022 and $3 million in the fourth quarter of 2021, representing the change in fair value of AFG’s CLO investments and $5 million and $4 million of income in the fourth quarter of 2022 and 2021, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $3 million in the fourth quarter of 2022 and 2021, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$6,085	$—	$—		$6,085
Net investment income	707	—	10	(b)	717
Realized gains (losses) on securities	(116)	—	—		(116)
Income of managed investment entities:
Investment income	—	268	—		268
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(29)	(b)	(31)
Other income	134	—	(17)	(c)	117
Total revenues	6,810	266	(36)		7,040
Costs and Expenses:
Insurance benefits and expenses	5,347	—	—		5,347
Expenses of managed investment entities	—	265	(35)	(b)(c)	230
Interest charges on borrowed money and other expenses	340	—	—		340
Total costs and expenses	5,687	265	(35)		5,917
Earnings from continuing operations before income taxes	1,123	1	(1)		1,123
Provision for income taxes	225	—	—		225
Net earnings from continuing operations, including noncontrolling interests	898	1	(1)		898
Net earnings from discontinued operations	—	—	—		—
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$898	$1	$(1)		$898

Year ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$5,404	$—	$—		$5,404
Net investment income	750	—	(20)	(b)	730
Realized gains (losses) on:
Securities	110	—	—		110
Subsidiaries	4	—	—		4
Income of managed investment entities:
Investment income	—	181	—		181
Gain (loss) on change in fair value of assets/liabilities	—	3	7	(b)	10
Other income	129	—	(16)	(c)	113
Total revenues	6,397	184	(29)		6,552
Costs and Expenses:
Insurance benefits and expenses	4,704	—	—		4,704
Expenses of managed investment entities	—	183	(28)	(b)(c)	155
Interest charges on borrowed money and other expenses	358	—	—		358
Total costs and expenses	5,062	183	(28)		5,217
Earnings from continuing operations before income taxes	1,335	1	(1)		1,335
Provision for income taxes	254	—	—		254
Net earnings from continuing operations, including noncontrolling interests	1,081	1	(1)		1,081
Net earnings from discontinued operations	914	—	—		914
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—		—
Net earnings attributable to shareholders	$1,995	$1	$(1)		$1,995
(a)Includes a loss of $10 million in 2022 and income of $20 million in 2021, representing the change in fair value of AFG’s CLO investments and $17 million and $16 million of income in 2022 and 2021, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $18 million and $12 million in 2022 and 2021, respectively, in distributions recorded as interest expense by the CLOs.
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
(a)Includes a loss of $1 million representing the change in fair value of AFG’s CLO investments and $15 million of income in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million in distributions recorded as interest expense by the CLOs.
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

AFG recorded $914 million in non-core net earnings from the discontinued annuity operations in 2021, which includes a $656 million after-tax gain on the sale, compared to $407 million in 2020. See “Discontinued Annuity Operations” below for details of the impact of the discontinued annuity operations on AFG’s net earnings attributable to shareholders for 2021 and 2020.

In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. Neon and its predecessor, Marketform, had failed to achieve AFG’s profitability objectives since AFG’s purchase of Marketform in 2008. Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), beginning with the first quarter of 2020, AFG’s core net operating earnings for its property and casualty insurance segment excludes the run-off operations of Neon (“Neon exited lines”). In December 2020, AFG sold GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited.

AFG recorded $111 million in non-core losses related to the runoff of the Neon business in 2020, which included a $23 million gain on the sale of the business. In conjunction with the sale, AFG recognized a tax benefit of $72 million, resulting in a net $39 million non-core after-tax loss from the Neon exited lines in 2020. In 2021, AFG recognized a non-core after-tax gain of $3 million related to contingent consideration received from the sale of Neon.

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

	Three months ended December 31,		Year ended December 31,
	2022	2021	2022	2021	2020
Components of net earnings attributable to shareholders:
Core operating earnings before income taxes	$318	$438	$1,248	$1,232	$609
Pretax non-core items:
Realized gains (losses) on securities	27	7	(116)	110	(75)
Special A&E charges	—	—	—	—	(68)
Neon exited lines (*)	—	—	—	4	(122)
Gain (loss) on retirement of debt	1	—	(9)	—	(5)
Other	—	—	—	(11)	—
Earnings before income taxes	346	445	1,123	1,335	339
Provision for income taxes:
Core operating earnings	63	87	255	239	128
Non-core items:
Realized gains (losses) on securities	6	3	(24)	23	(16)
Special A&E charges	—	—	—	—	(14)
Neon exited lines (*)	—	—	—	1	(72)
Gain (loss) on retirement of debt	1	—	(2)	—	(1)
Other	—	—	(4)	(9)	—
Total provision for income taxes	70	90	225	254	25
Net earnings from continuing operations, including noncontrolling interests	276	355	898	1,081	314
Net earnings from discontinued operations	—	—	—	914	407
Less net earnings (loss) attributable to noncontrolling interests related to the Neon exited lines (*)	—	—	—	—	(11)
Net earnings attributable to shareholders	$276	$355	$898	$1,995	$732

Net earnings:
Core net operating earnings	$255	$351	$993	$993	$481
Realized gains (losses) on securities	21	4	(92)	87	(59)
Special A&E charges	—	—	—	—	(54)
Neon exited lines (*)	—	—	—	3	(39)
Gain (loss) on retirement of debt	—	—	(7)	—	(4)
Other	—	—	4	(2)	—
Net earnings from continuing operations	276	355	898	1,081	325
Discontinued annuity operations	—	—	—	914	407
Net earnings attributable to shareholders	$276	$355	$898	$1,995	$732

Diluted per share amounts:
Core net operating earnings	$2.99	$4.12	$11.63	$11.59	$5.40
Realized gains (losses) on securities	0.25	0.06	(1.06)	1.01	(0.67)
Special A&E charges	—	—	—	—	(0.61)
Neon exited lines (*)	—	—	—	0.04	(0.45)
Gain (loss) on retirement of debt	—	—	(0.09)	—	(0.04)
Other	—	—	0.05	(0.02)	—
Diluted per share amounts, continuing operations	3.24	4.18	10.53	12.62	3.63
Discontinued annuity operations	—	—	—	10.68	4.57
Net earnings attributable to shareholders	$3.24	$4.18	$10.53	$23.30	$8.20
(*)As discussed above, the Neon run-off operations are considered property and casualty insurance non-core earnings (losses). In 2021, AFG recognized a non-core after-tax gain of $3 million related to contingent consideration received on the sale of Neon.

AFG reported net earnings attributable to shareholders of $276 million in the fourth quarter of 2022 compared to $355 million in the fourth quarter of 2021 reflecting lower core net operating earnings partially offset by higher net realized gains on securities in the fourth quarter of 2022 compared to the fourth quarter of 2021. Core net operating earnings for the fourth quarter of 2022 decreased $96 million compared to the fourth quarter of 2021 reflecting lower returns on AFG’s alternative investment portfolio as compared to the very strong performance of this portfolio in the fourth quarter of 2021 and lower underwriting profit in the crop operations. These items were partially offset by higher investment income outside of alternative investments compared to the fourth quarter of 2021.

Net earnings attributable to shareholders were $898 million for the full-year of 2022 compared to $2.00 billion in 2021 reflecting net earnings from the discontinued annuity operations in 2021 and net realized losses on securities in 2022 compared to net realized gains on securities in 2021. The discontinued annuity operations includes an after-tax gain on the sale of the annuity subsidiaries of $656 million in 2021. Core net operating earnings were comparable in 2022 and 2021 as higher underwriting profit and higher investment income outside of alternative investments were offset by lower returns on AFG’s alternative investment portfolio compared to the very strong performance of this portfolio in 2021. Realized gains (losses) on securities in 2022 and 2021 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

Segmented Statement of Earnings
Subsequent to the sale of its annuity operations, AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2022 and 2021 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,623	$—	$—	$1,623	$—	$1,623
Net investment income	159	—	9	168	—	168
Realized gains (losses) on securities	—	—	—	—	27	27
Income of MIEs:
Investment income	—	93	—	93	—	93
Gain (loss) on change in fair value of assets/liabilities	—	(6)	—	(6)	—	(6)
Other income	—	(5)	29	24	—	24
Total revenues	1,782	82	38	1,902	27	1,929

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	986	—	—	986	—	986
Commissions and other underwriting expenses	419	—	8	427	—	427
Interest charges on borrowed money	—	—	20	20	—	20
Expenses of MIEs	—	82	—	82	—	82
Other expenses	14	—	55	69	(1)	68
Total costs and expenses	1,419	82	83	1,584	(1)	1,583
Earnings before income taxes	363	—	(45)	318	28	346
Provision for income taxes	73	—	(10)	63	7	70
Core Net Operating Earnings	290	—	(35)	255
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	21	21	(21)	—
Net Earnings	$290	$—	$(14)	$276	$—	$276

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$1,452	$—	$—	$1,452	$—	$1,452
Net investment income	196	(3)	16	209	—	209
Realized gains (losses) on securities	—	—	—	—	7	7
Income of MIEs:
Investment income	—	46	—	46	—	46
Gain (loss) on change in fair value of assets/liabilities	—	1	—	1	—	1
Other income	18	(4)	29	43	—	43
Total revenues	1,666	40	45	1,751	7	1,758

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	822	—	—	822	—	822
Commissions and other underwriting expenses	351	—	9	360	—	360
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	40	—	40	—	40
Other expenses	8	—	60	68	—	68
Total costs and expenses	1,181	40	92	1,313	—	1,313
Earnings before income taxes	485	—	(47)	438	7	445
Provision for income taxes	102	—	(15)	87	3	90
Core Net Operating Earnings	383	—	(32)	351
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	4	4	(4)	—
Net Earnings	$383	$—	$(28)	$355	$—	$355
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

AFG’s property and casualty insurance operations contributed $363 million in pretax earnings in the fourth quarter of 2022 compared to $485 million in the fourth quarter of 2021, a decrease of $122 million (25%). The decrease in pretax earnings reflects lower returns on AFG’s alternative investment portfolio as compared to the very strong performance of this portfolio in the fourth quarter of 2021 and lower underwriting profit in the crop operations. These items were partially offset by higher investment income outside of alternative investments compared to the fourth quarter of 2021.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2022 and 2021 (dollars in millions):

	Three months ended December 31,
	2022	2021	% Change
Gross written premiums	$1,845	$1,737	6%
Reinsurance premiums ceded	(507)	(467)	9%
Net written premiums	1,338	1,270	5%
Change in unearned premiums	285	182	57%
Net earned premiums	1,623	1,452	12%
Loss and loss adjustment expenses	986	822	20%
Commissions and other underwriting expenses	419	351	19%
Underwriting gain	218	279	(22%)

Net investment income	159	196	(19%)
Other income and expenses, net	(14)	10	(240%)
Earnings before income taxes	$363	$485	(25%)

	Three months ended December 31,
Combined Ratios:	2022	2021	Change
Specialty lines
Loss and LAE ratio	60.8%	56.5%	4.3%
Underwriting expense ratio	25.8%	24.2%	1.6%
Combined ratio	86.6%	80.7%	5.9%

Aggregate — including exited lines
Loss and LAE ratio	60.7%	56.6%	4.1%
Underwriting expense ratio	25.8%	24.2%	1.6%
Combined ratio	86.5%	80.8%	5.7%

Starting in 1986, AFG’s statutory combined ratio has been better than the U.S. industry average for 35 of the 37 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.85 billion for the fourth quarter of 2022 compared to $1.74 billion for the fourth quarter of 2021, an increase of $108 million (6%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2022		2021
	GWP	%	GWP	%	% Change
Property and transportation	$601	32%	$558	32%	8%
Specialty casualty	1,007	55%	968	56%	4%
Specialty financial	237	13%	211	12%	12%
	$1,845	100%	$1,737	100%	6%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for both the fourth quarter of 2022 and the fourth quarter of 2021. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2022		2021		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(178)	30%	$(141)	25%	5%
Specialty casualty	(352)	35%	(340)	35%	—%
Specialty financial	(38)	16%	(38)	18%	(2%)
Other specialty	61		52
	$(507)	27%	$(467)	27%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.34 billion for the fourth quarter of 2022 compared to $1.27 billion for the fourth quarter of 2021, an increase of $68 million (5%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2022		2021
	NWP	%	NWP	%	% Change
Property and transportation	$423	32%	$417	33%	1%
Specialty casualty	655	49%	628	49%	4%
Specialty financial	199	15%	173	14%	15%
Other specialty	61	4%	52	4%	17%
	$1,338	100%	$1,270	100%	5%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.62 billion for the fourth quarter of 2022 compared to $1.45 billion for the fourth quarter of 2021, an increase of $171 million (12%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2022		2021
	NEP	%	NEP	%	% Change
Property and transportation	$682	42%	$597	41%	14%
Specialty casualty	686	42%	636	44%	8%
Specialty financial	193	12%	165	11%	17%
Other specialty	62	4%	54	4%	15%
	$1,623	100%	$1,452	100%	12%

Gross written premiums for the fourth quarter of 2022 increased $108 million (6%) compared to the fourth quarter of 2021 reflecting new business opportunities, increased exposures and renewal rate increases. Overall average renewal rates increased approximately 5% in the fourth quarter of 2022. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 6%.

Property and transportation Gross written premiums increased $43 million (8%) in the fourth quarter of 2022 compared to the fourth quarter of 2021. This increase was due primarily to higher winter wheat commodity prices and new opportunities in the crop business. Average renewal rates increased 7% for this group in the fourth quarter of 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points for the fourth quarter of 2022 compared to the fourth quarter of 2021 reflecting growth in crop insurance products with higher cessions.

Specialty casualty Gross written premiums increased $39 million (4%) in the fourth quarter of 2022 compared to the fourth quarter of 2021. New accounts and strong account retention in the social services business, increased exposures from payroll growth and new business in the workers’ compensation businesses, and additional opportunities in the excess and surplus operations contributed to the higher year-over-year premiums. This growth was partially offset by lower premiums in the mergers and acquisitions liability and executive liability businesses. Average renewal rates for this group increased approximately 4% in the fourth quarter of 2022. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 6%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the fourth quarter of 2022 and the fourth quarter of 2021.

Specialty financial Gross written premiums increased $26 million (12%) in the fourth quarter of 2022 compared to the fourth quarter of 2021 due primarily to the growth in the financial institutions and commercial equipment leasing businesses. Average renewal rates for this group increased approximately 4% in the fourth quarter of 2022. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the fourth quarter of 2022 compared to the fourth quarter of 2021 reflecting lower than previously estimated reinstatement premiums related to Hurricane Ian, partially offset by higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $9 million (17%) in the fourth quarter of 2022 compared to the fourth quarter of 2021 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

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

	Three months ended December 31,			Three months ended December 31,
	2022	2021	Change	2022	2021
Property and transportation
Loss and LAE ratio	71.8%	66.0%	5.8%
Underwriting expense ratio	18.2%	14.5%	3.7%
Combined ratio	90.0%	80.5%	9.5%
Underwriting profit				$68	$116

Specialty casualty
Loss and LAE ratio	55.4%	53.5%	1.9%
Underwriting expense ratio	25.9%	24.5%	1.4%
Combined ratio	81.3%	78.0%	3.3%
Underwriting profit				$128	$140

Specialty financial
Loss and LAE ratio	33.8%	31.7%	2.1%
Underwriting expense ratio	49.3%	53.8%	(4.5%)
Combined ratio	83.1%	85.5%	(2.4%)
Underwriting profit				$33	$24

Total Specialty
Loss and LAE ratio	60.8%	56.5%	4.3%
Underwriting expense ratio	25.8%	24.2%	1.6%
Combined ratio	86.6%	80.7%	5.9%
Underwriting profit				$217	$281

Aggregate — including exited lines
Loss and LAE ratio	60.7%	56.6%	4.1%
Underwriting expense ratio	25.8%	24.2%	1.6%
Combined ratio	86.5%	80.8%	5.7%
Underwriting profit				$218	$279

The Specialty property and casualty insurance operations generated an underwriting profit of $217 million for the fourth quarter of 2022 compared to $281 million in the fourth quarter of 2021, a decrease of $64 million (23%). Higher underwriting profit in the Specialty financial sub-segment was more than offset by lower underwriting profit in the Property and transportation and Specialty casualty sub-segments. Overall catastrophe losses were $11 million (0.9 points on the combined ratio), including a $13 million favorable impact from lower than previously estimated reinstatement premiums related to Hurricane Ian, in the fourth quarter of 2022 compared to catastrophe losses of $25 million (1.8 points) in the fourth quarter of 2021.

Property and transportation Underwriting profit for this group was $68 million for the fourth quarter of 2022 compared to $116 million in the fourth quarter of 2021, a decrease of $48 million (41%). The lower underwriting profit was primarily the result of average underwriting profitability in the crop operations when compared to the exceptionally strong crop results reported in the 2021 period. Catastrophe losses for this group were $7 million (1.0 points on the combined ratio), including a $1 million favorable impact from net reinstatement premiums, in the fourth quarter of 2022 compared to $15 million (2.5 points) in the fourth quarter of 2021.

Specialty casualty Underwriting profit for this group was $128 million for the fourth quarter of 2022 compared to $140 million in the fourth quarter of 2021, a decrease of $12 million (9%). Higher year-over-year underwriting profit in the excess and surplus and excess liability businesses were more than offset by lower underwriting profitability in the workers’ compensation businesses. Catastrophe losses were $7 million (1.1 points on the combined ratio), including a $1 million favorable impact from net reinstatement premiums, in the fourth quarter of 2022 compared to catastrophe losses of $3 million (0.5 points) in the fourth quarter of 2021.

Specialty financial Underwriting profit for this group was $33 million for the fourth quarter of 2022 compared to $24 million in the fourth quarter of 2021, an increase of $9 million (38%). This increase reflects the favorable impact on underwriting profit from lower than previously estimated reinstatement premiums related to Hurricane Ian. Catastrophe losses were a favorable impact of $3 million (1.9 points on the combined ratio) including a $10 million favorable impact from the change in estimated reinstatement premiums in the fourth quarter of 2022 compared to $6 million (3.7 points) in the fourth quarter of 2021.

Other specialty This group reported an underwriting loss of $12 million for the fourth quarter of 2022 compared to an underwriting profit of $1 million in the fourth quarter of 2021, a change of $13 million (1,300%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments (primarily losses from social inflation exposed operations in the Specialty casualty sub-segment) in the fourth quarter of 2022 compared to the fourth quarter of 2021.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include net favorable prior year reserve development of $1 million in the fourth quarter of 2022 and net adverse prior year reserve development of $2 million in the fourth quarter of 2021 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 60.7% for the fourth quarter of 2022 compared to 56.6% for the fourth quarter of 2021, an increase of 4.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in
	2022	2021	2022	2021	Ratio
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$494	$381	72.6%	63.9%	8.7%
Prior accident years development	(13)	(2)	(1.8%)	(0.4%)	(1.4%)
Current year COVID-19 related losses	—	—	—%	—%	—%
Current year catastrophe losses including the impact of net reinstatement premiums	8	15	1.0%	2.5%	(1.5%)
Property and transportation losses and LAE and ratio	$489	$394	71.8%	66.0%	5.8%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$423	$391	61.6%	61.3%	0.3%
Prior accident years development	(50)	(55)	(7.3%)	(8.5%)	1.2%
Current year COVID-19 related losses	—	1	—%	0.2%	(0.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	8	3	1.1%	0.5%	0.6%
Specialty casualty losses and LAE and ratio	$381	$340	55.4%	53.5%	1.9%

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$67	$58	36.0%	35.5%	0.5%
Prior accident years development	(8)	(13)	(4.1%)	(8.2%)	4.1%
Current year COVID-19 related losses	—	1	—%	0.7%	(0.7%)
Current year catastrophe losses including the impact of net reinstatement premiums	7	6	1.9%	3.7%	(1.8%)
Specialty financial losses and LAE and ratio	$66	$52	33.8%	31.7%	2.1%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$1,021	$866	63.5%	59.5%	4.0%
Prior accident years development	(58)	(73)	(3.6%)	(5.0%)	1.4%
Current year COVID-19 related losses	—	2	—%	0.2%	(0.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	24	25	0.9%	1.8%	(0.9%)
Total Specialty losses and LAE and ratio	$987	$820	60.8%	56.5%	4.3%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$1,021	$866	63.5%	59.5%	4.0%
Prior accident years development	(59)	(71)	(3.6%)	(4.9%)	1.3%
Current year COVID-19 related losses	—	2	—%	0.2%	(0.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	24	25	0.8%	1.8%	(1.0%)
Aggregate losses and LAE and ratio	$986	$822	60.7%	56.6%	4.1%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 63.5% for the fourth quarter of 2022 compared to 59.5% in the fourth quarter of 2021, an increase of 4.0 percentage points.

Property and transportation   The 8.7 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses is due primarily to lower profitability in the crop insurance business compared to the very strong results recorded in the 2021 quarter. Excluding crop, the loss and LAE ratio for the current year, excluding catastrophe losses was comparable to the fourth quarter of 2021.

Specialty casualty   The 0.3 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects higher reported losses in the social services business, partially offset by improved results in the general liability business.

Specialty financial   The 0.5 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses reflects higher reported losses in lender-placed mortgage protection insurance in the financial institutions business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $58 million in the fourth quarter of 2022 compared to $73 million in the fourth quarter of 2021, a decrease of $15 million (21%).

Property and transportation   Net favorable reserve development of $13 million in the fourth quarter of 2022 reflects lower than expected claim severity in the ocean marine, aviation and property and inland marine businesses and lower than anticipated claim frequency in the trucking business. Net favorable reserve development of $2 million in the fourth quarter of 2021 reflects lower than expected claim frequency in the aviation business and lower than anticipated claim severity in the ocean marine business, partially offset by higher than expected claim severity in the property and inland marine business.

Specialty casualty   Net favorable reserve development of $50 million in the fourth quarter of 2022 reflects lower than anticipated claim frequency and severity in the workers’ compensation and excess and surplus businesses and lower than expected claim frequency in the executive liability business. Net favorable reserve development of $55 million in the fourth quarter of 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses.

Specialty financial   Net favorable reserve development of $8 million in the fourth quarter of 2022 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses. Net favorable reserve development of $13 million in the fourth quarter of 2021 reflects lower than anticipated claim frequency in the surety and trade credit businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $13 million in the fourth quarter of 2022 and net favorable reserve development of $3 million in the fourth quarter of 2021. The fourth quarter of 2022 reflects net adverse reserve development associated with AFG’s internal reinsurance program (primarily from social inflation exposed casualty businesses) and, to a lesser extent, both periods reflect the amortization of deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net favorable reserve development of $1 million in the fourth quarter of 2022 and net adverse reserve development of $2 million in the fourth quarter of 2021 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2022 and considering the reinsurance coverage in place for 2023, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Approximate impact of modeled loss
Industry Model	on AFG’s Shareholders’ Equity
100-year event	2%
250-year event	2%
500-year event	2%

Catastrophe losses of $24 million (before net reinstatement premiums) in the fourth quarter of 2022 resulted primarily from Winter Storm Elliott. Catastrophe losses of $25 million in the fourth quarter of 2021 resulted primarily from storms in multiple regions of the United States, Kentucky tornadoes and Colorado fires.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $419 million in the fourth quarter of 2022 compared to $351 million for the fourth quarter of 2021, an increase of $68 million (19%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 25.8% for the fourth quarter of 2022 compared to 24.2% for the fourth quarter of 2021, an increase of 1.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2022		2021		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$125	18.2%	$87	14.5%	3.7%
Specialty casualty	177	25.9%	156	24.5%	1.4%
Specialty financial	94	49.3%	89	53.8%	(4.5%)
Other specialty	23	34.8%	19	36.3%	(1.5%)
	$419	25.8%	$351	24.2%	1.6%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.7 percentage points in the fourth quarter of 2022 compared to the fourth quarter of 2021 reflecting lower profitability-based ceding commissions received from reinsurers in the crop business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.4 percentage points in the fourth quarter of 2022 compared to the fourth quarter of 2021 reflecting higher underwriting expenses in the workers’ compensation business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.5 percentage points in the fourth quarter of 2022 compared to the fourth quarter of 2021 reflecting the increase in net earned premiums in the fourth quarter of 2022 due to lower than previously estimated reinstatement premiums from Hurricane Ian and lower underwriting expenses in the international operations.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $159 million in the fourth quarter of 2022 compared to $196 million in the fourth quarter of 2021, a decrease of $37 million (19%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,			%
	2022	2021	Change	Change
Net investment income:
Net investment income, excluding alternative investments	$131	$80	$51	64%
Alternative investments	28	116	(88)	(76%)
Total net investment income	$159	$196	$(37)	(19%)

Average invested assets (at amortized cost)	$14,304	$13,552	$752	6%

Yield (net investment income as a % of average invested assets)	4.45%	5.79%	(1.34%)

Tax equivalent yield (*)	4.53%	5.92%	(1.39%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The decrease in the property and casualty insurance segment’s net investment income for the fourth quarter of 2022 compared to the fourth quarter of 2021 reflects lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) as compared to the very strong performance of this portfolio in the prior year period, partially offset by the impact of higher yields on fixed maturity investments and growth in the property and casualty insurance segment. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.45% for the fourth quarter of 2022 compared to 5.79% for the fourth quarter of 2021, a decrease of 1.34 percentage points as higher yields on fixed maturity investments were more than offset by lower returns on alternative investments. The annualized return earned on alternative investments was 5.3% in the fourth quarter of 2022 compared to 26.3% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $14 million for the fourth quarter of 2022 compared to net income of $10 million for the fourth quarter of 2021, a change of $24 million (240%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2022	2021
Other income:
Income related to the sale of real estate	$—	$12
Other	—	6
Total other income	—	18
Other expenses:
Amortization of intangibles	4	1
Interest expense on funds withheld	8	6
Other	2	1
Total other expenses	14	8
Other income and expenses, net	$(14)	$10

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $44 million for the fourth quarter of 2022 compared to $47 million for the fourth quarter of 2021, a decrease of $3 million (6%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $45 million for the fourth quarter of 2022 compared to $47 million for the fourth quarter of 2021, a decrease of $2 million (4%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended December 31, 2022 and 2021 (dollars in millions):

	Three months ended December 31,
	2022	2021	% Change
Revenues:
Net investment income	$9	$16	(44%)
Other income — P&C fees	22	22	—%
Other income	7	7	—%
Total revenues	38	45	(16%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	8	9	(11%)
Other expense — expenses associated with P&C fees	14	13	8%
Other expenses (*)	41	47	(13%)
Costs and expenses, excluding interest charges on borrowed money	63	69	(9%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(25)	(24)	4%
Interest charges on borrowed money	20	23	(13%)
Core loss before income taxes, excluding realized gains and losses	(45)	(47)	(4%)
Pretax non-core gain on retirement of debt	1	—	—%
GAAP loss before income taxes, excluding realized gains and losses	$(44)	$(47)	(6%)
(*)Excludes a pretax non-core gain on retirement of debt of $1 million in the fourth quarter of 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $9 million in the fourth quarter of 2022 compared to $16 million in the fourth quarter of 2021, a decrease of $7 million (44%), reflecting the impact of the stock market performance on a small portfolio of securities held by the parent company that are carried at fair value through net investment income. These securities increased in value by less than $1 million in the fourth quarter of 2022 compared to an increase in value of $7 million in the fourth quarter of 2021.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2022, AFG collected $22 million in fees for these services compared to $19 million in the fourth quarter of 2021. Management views this fee income, net of the $14 million in the fourth quarter of 2022 and $13 million in the fourth quarter of 2021 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected less than $1 million and $3 million in fees from AFG’s disposed annuity operations during the fourth quarter of 2022 and the fourth quarter of 2021, respectively, as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $5 million in the fourth quarter of 2022 and $4 million in the fourth quarter of 2021, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $2 million and $3 million in the fourth quarter of 2022 and the fourth quarter of 2021, respectively.

Holding Company and Other — Other Expenses
Excluding the non-core gain on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $41 million in the fourth quarter of 2022 compared to $47 million in the fourth quarter of 2021, a decrease of $6 million (13%). This decrease is due primarily to the impact of lower holding company expenses related to deferred compensation obligations to employees that are tied to stock market performance in the fourth quarter of 2022 compared to the fourth quarter of 2021.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $20 million in the fourth quarter of 2022 compared to $23 million in the fourth quarter of 2021, a decrease of $3 million (13%) reflecting the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Gain on Retirement of Debt
During the fourth quarter of 2022, AFG retired $38 million principal amount of its senior notes, which resulted in a $1 million pretax gain.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $27 million in the fourth quarter of 2022 compared to $7 million in the fourth quarter of 2021, an increase of $20 million (286%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2022	2021
Realized gains (losses) before impairment allowances:
Disposals	$(6)	$3
Change in the fair value of equity securities	26	6
Change in the fair value of derivatives	(1)	(2)
Other	10	—
	29	7

Change in allowance for impairments on securities	(2)	—
Realized gains (losses) on securities	$27	$7

The $26 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2022 includes gains of $7 million on investments in banks and financing companies, $7 million on investments in energy and natural gas companies and $7 million on investments in retail companies, partially offset by losses of $7 million on investments in media companies. The $6 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2021 includes gains of $12 million on investments in capital goods companies and $2 million on investments in energy and natural gas companies, partially offset by losses of $5 million on investments in healthcare companies, $3 million on investments in media companies and $2 million on investments in banks and financing companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $70 million for the fourth quarter of 2022 compared to $90 million in the fourth quarter of 2021, a decrease of $20 million (22%). The following is a reconciliation of income taxes at the statutory rate to the provision for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2022		2021
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$346		$445

Income taxes at statutory rate	$73	21%	$93	21%
Effect of:
Change in valuation allowance	(10)	(3%)	(5)	(1%)
Employee stock ownership plan dividend paid deduction	(1)	—%	(6)	(1%)
Stock-based compensation	(1)	—%	(1)	—%
Tax exempt interest	(1)	—%	(2)	—%
Dividend received deduction	(1)	—%	(1)	—%
Nondeductible expenses	3	1%	2	—%
Foreign operations	1	—%	—	—%
Other	7	1%	10	1%
Provision for income taxes	$70	20%	$90	20%

See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
Segmented Statement of Earnings
Subsequent to the sale of its annuity operations, AFG reports its continuing operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings attributable to shareholders, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2022, 2021 and 2020 identify such items by segment and reconcile net earnings attributable to shareholders to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$6,085	$—	$—	$6,085	$—	$6,085
Net investment income	683	10	24	717	—	717
Realized gains (losses) on securities	—	—	—	—	(116)	(116)
Income of MIEs:
Investment income	—	268	—	268	—	268
Gain (loss) on change in fair value of assets/liabilities	—	(31)	—	(31)	—	(31)
Other income	12	(17)	122	117	—	117
Total revenues	6,780	230	146	7,156	(116)	7,040

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,629	—	—	3,629	—	3,629
Commissions and other underwriting expenses	1,680	—	38	1,718	—	1,718
Interest charges on borrowed money	—	—	85	85	—	85
Expenses of MIEs	—	230	—	230	—	230
Other expenses	52	—	194	246	9	255
Total costs and expenses	5,361	230	317	5,908	9	5,917
Earnings from continuing operations before income taxes	1,419	—	(171)	1,248	(125)	1,123
Provision for income taxes	295	—	(40)	255	(30)	225
Core Net Operating Earnings	1,124	—	(131)	993
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	(92)	(92)	92	—
Loss on retirement of debt, net of tax	—	—	(7)	(7)	7	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings Attributable to Shareholders	$1,124	$—	$(226)	$898	$—	$898

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$5,404	$—	$—	$—	$5,404	$—	$5,404
Net investment income	663	51	(20)	36	730	—	730
Realized gains (losses) on:
Securities	—	—	—	—	—	110	110
Subsidiaries	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	181	—	181	—	181
Gain (loss) on change in fair value of assets/liabilities	—	—	10	—	10	—	10
Other income	27	—	(16)	102	113	—	113
Total revenues	6,094	51	155	138	6,438	114	6,552

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,157	—	—	—	3,157	—	3,157
Commissions and other underwriting expenses	1,514	—	—	33	1,547	—	1,547
Interest charges on borrowed money	—	—	—	94	94	—	94
Expenses of MIEs	—	—	155	—	155	—	155
Other expenses	33	1	—	219	253	11	264
Total costs and expenses	4,704	1	155	346	5,206	11	5,217
Earnings from continuing operations before income taxes	1,390	50	—	(208)	1,232	103	1,335
Provision for income taxes	279	11	—	(51)	239	15	254
Core Net Operating Earnings	1,111	39	—	(157)	993
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	87	87	(87)	—
Discontinued operations, net of tax	—	914	—	—	914	—	914
Neon exited lines (b)	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings Attributable to Shareholders	$1,114	$953	$—	$(72)	$1,995	$—	$1,995

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	Neon exited lines (b)	GAAP Total
Year ended December 31, 2020
Revenues:
Property and casualty insurance net earned premiums	$4,899	$—	$—	$—	$4,899	$—	$200	$5,099
Net investment income	404	49	1	12	466	—	(5)	461
Realized gains (losses) on:
Securities	—	—	—	—	—	(75)	—	(75)
Subsidiaries	—	—	—	—	—	—	23	23
Income of MIEs:
Investment income	—	—	201	—	201	—	—	201
Gain (loss) on change in fair value of assets/liabilities	—	—	(20)	—	(20)	—	—	(20)
Other income	8	1	(15)	86	80	—	—	80
Total revenues	5,311	50	167	98	5,626	(75)	218	5,769

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,006	—	—	—	3,006	47	218	3,271
Commissions and other underwriting expenses	1,487	—	—	21	1,508	—	117	1,625
Interest charges on borrowed money	—	—	—	88	88	—	—	88
Expenses of MIEs	—	—	167	—	167	—	—	167
Other expenses	42	31	—	175	248	26	5	279
Total costs and expenses	4,535	31	167	284	5,017	73	340	5,430
Earnings from continuing operations before income taxes	776	19	—	(186)	609	(148)	(122)	339
Provision for income taxes	164	4	—	(40)	128	(31)	(72)	25
Net earnings from continuing operations, including noncontrolling interests	612	15	—	(146)	481	(117)	(50)	314
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Core Net Operating Earnings	612	15	—	(146)	481
Non-core earnings (loss) attributable to shareholders (a):
Realized gains (losses) on securities, net of tax	—	—	—	(59)	(59)	59	—	—
Discontinued operations, net of tax	—	413	—	(6)	407	—	—	407
Neon exited lines (b)	(39)	—	—	—	(39)	—	39	—
Special A&E charges, net of tax	(37)	—	—	(17)	(54)	54	—	—
Loss on retirement of debt, net of tax	—	—	—	(4)	(4)	4	—	—
Net Earnings Attributable to Shareholders	$536	$428	$—	$(232)	$732	$—	$—	$732

(a)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.
(b)As discussed under “Results of Operations — General,” the Neon run-off operations are considered property and casualty insurance non-core earnings (losses).

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $1.42 billion in GAAP pretax earnings in 2022 compared to $1.39 billion in 2021, an increase of $25 million (2%). Property and casualty core pretax earnings were $1.42 billion in 2022 compared to $1.39 billion in 2021, an increase of $29 million (2%). The increase in GAAP and core pretax earnings reflects higher underwriting profit and higher investment income outside of alternative investments, partially offset by lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) and higher other net expenses in 2022 compared to 2021.

AFG’s property and casualty insurance operations contributed $1.39 billion in GAAP pretax earnings in 2021 compared to $607 million in 2020, an increase of $787 million (130%). Property and casualty core pretax earnings were $1.39 billion in 2021 compared to $776 million in 2020, an increase of $614 million (79%). The increase in GAAP pretax earnings reflects higher core pretax earnings and the impact of losses in the Neon exited lines in 2020. The increase in GAAP pretax earnings also reflects the impact of a pretax non-core special A&E charge of $47 million in 2020. The increase in core pretax earnings reflects higher core underwriting profit and significantly higher net investment income in 2021 compared to 2020 and income from the sale of real estate in the fourth quarter of 2021. Improved results from alternative investments were partially offset by lower other net investment income, due primarily to lower interest rates.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

	Year ended December 31,			% Change
	2022	2021	2020	2022 - 2021	2021 - 2020
Gross written premiums	$9,057	$7,946	$6,995	14%	14%
Reinsurance premiums ceded	(2,851)	(2,373)	(2,003)	20%	18%
Net written premiums	6,206	5,573	4,992	11%	12%
Change in unearned premiums	(121)	(169)	(93)	(28%)	82%
Net earned premiums	6,085	5,404	4,899	13%	10%
Loss and loss adjustment expenses (a)	3,629	3,157	3,006	15%	5%
Commissions and other underwriting expenses	1,680	1,514	1,487	11%	2%
Core underwriting gain	776	733	406	6%	81%

Net investment income	683	663	404	3%	64%
Other income and expenses, net	(40)	(6)	(34)	567%	(82%)
Core earnings before income taxes	1,419	1,390	776	2%	79%
Pretax non-core special A&E charges	—	—	(47)	—%	(100%)
Pretax non-core Neon exited lines (b)	—	4	(122)	(100%)	(103%)
GAAP earnings before income taxes and noncontrolling interests	$1,419	$1,394	$607	2%	130%

(a)Excludes a pretax non-core special A&E charge of $47 million in 2020.
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

			December 31, 2020
			Excluding Neon exited lines	Neon exited lines	Total
Gross written premiums			$6,995	$92	$7,087
Reinsurance premiums ceded			(2,003)	(71)	(2,074)
Net written premiums			4,992	21	5,013
Change in unearned premiums			(93)	179	86
Net earned premiums			4,899	200	5,099
Loss and loss adjustment expenses			3,006	218	3,224
Commissions and other underwriting expenses			1,487	117	1,604
Underwriting gain (loss)			406	(135)	271

Net investment income			404	(5)	399
Gain on sale of subsidiaries			—	23	23
Other income and expenses, net			(34)	(5)	(39)
Earnings (loss) before income taxes and noncontrolling interests			776	(122)	654
Pretax non-core special A&E charges			(47)	—	(47)
GAAP earnings (loss) before income taxes and noncontrolling interests			$729	$(122)	$607

	Year ended December 31,			Change
Combined Ratios:	2022	2021	2020	2022 - 2021	2021 - 2020
Specialty lines
Loss and LAE ratio	59.6%	58.4%	60.9%	1.2%	(2.5%)
Underwriting expense ratio	27.6%	28.0%	30.4%	(0.4%)	(2.4%)
Combined ratio	87.2%	86.4%	91.3%	0.8%	(4.9%)

Aggregate — including exited lines
Loss and LAE ratio	59.7%	58.5%	64.1%	1.2%	(5.6%)
Underwriting expense ratio	27.6%	28.0%	31.4%	(0.4%)	(3.4%)
Combined ratio	87.3%	86.5%	95.5%	0.8%	(9.0%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $9.06 billion in 2022 compared to $7.95 billion in 2021, an increase of $1.11 billion (14%). GWP increased $859 million (12%) in 2021 compared to 2020. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2022		2021		2020		2022 - 2021	2021 - 2020
	GWP	%	GWP	%	GWP	%
Property and transportation	$4,060	45%	$3,263	41%	$2,813	40%	24%	16%
Specialty casualty	4,115	45%	3,890	49%	3,444	49%	6%	13%
Specialty financial	882	10%	793	10%	738	10%	11%	7%
Total specialty	9,057	100%	7,946	100%	6,995	99%	14%	14%
Neon exited lines	—	—%	—	—%	92	1%	—%	(100%)
Aggregate	$9,057	100%	$7,946	100%	$7,087	100%	14%	12%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 31% of gross written premiums for the year ended December 31, 2022, 30% for the year ended December 31, 2021 and 29% for the year ended December 31, 2020, an increase of 1 percentage point for 2022 compared to 2021 and 1 percentage point for 2021 compared to 2020. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2022		2021		2020		2022 - 2021	2021 - 2020
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(1,545)	38%	$(1,106)	34%	$(926)	33%	4%	1%
Specialty casualty	(1,387)	34%	(1,350)	35%	(1,140)	33%	(1%)	2%
Specialty financial	(171)	19%	(135)	17%	(134)	18%	2%	(1%)
Other specialty	252		218		197
Total specialty	(2,851)	31%	(2,373)	30%	(2,003)	29%	1%	1%
Neon exited lines	—	—%	—	—%	(71)	77%	—%	(77%)
Aggregate	$(2,851)	31%	$(2,373)	30%	$(2,074)	29%	1%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $6.21 billion in 2022 compared to $5.57 billion in 2021, an increase of $633 million (11%). NWP increased $560 million (11%) in 2021 compared to 2020. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2022		2021		2020		2022 - 2021	2021 - 2020
	NWP	%	NWP	%	NWP	%
Property and transportation	$2,515	41%	$2,157	39%	$1,887	38%	17%	14%
Specialty casualty	2,728	44%	2,540	45%	2,304	46%	7%	10%
Specialty financial	711	11%	658	12%	604	12%	8%	9%
Other specialty	252	4%	218	4%	197	4%	16%	11%
Total specialty	6,206	100%	5,573	100%	4,992	100%	11%	12%
Neon exited lines	—	—%	—	—%	21	—%	—%	(100%)
Aggregate	$6,206	100%	$5,573	100%	$5,013	100%	11%	11%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $6.09 billion in 2022 compared to $5.40 billion in 2021, an increase of $681 million (13%). NEP increased $305 million (6%) in 2021 compared to 2020. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2022		2021		2020		2022 - 2021	2021 - 2020
	NEP	%	NEP	%	NEP	%
Property and transportation	$2,487	41%	$2,144	40%	$1,871	37%	16%	15%
Specialty casualty	2,659	44%	2,408	44%	2,235	44%	10%	8%
Specialty financial	698	11%	642	12%	613	12%	9%	5%
Other specialty	241	4%	210	4%	180	3%	15%	17%
Total specialty	6,085	100%	5,404	100%	4,899	96%	13%	10%
Neon exited lines	—	—%	—	—%	200	4%	—%	(100%)
Aggregate	$6,085	100%	$5,404	100%	$5,099	100%	13%	6%

The $1.11 billion (14%) increase in gross written premiums in 2022 compared to 2021 reflects growth in the crop insurance business. Excluding crop, gross and net written premiums increased 8% and 9%, respectively, compared to 2021 reflecting increased exposures, new business opportunities and renewal rate increases. Overall average renewal rates increased approximately 5% in 2022. Excluding the workers’ compensation business, renewal pricing increased approximately 6%.

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

Property and transportation Gross written premiums increased $797 million (24%) in 2022 compared to 2021 reflecting the impact of higher commodity futures prices on the crop insurance business. Excluding crop, gross and net written premiums grew 11% and 10%, respectively, reflecting new business opportunities, increased exposures and rate increases. Average renewal rates increased approximately 6% for this group in 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 4 percentage points in 2022 compared to 2021 reflecting growth in crop insurance products with higher cessions and higher cessions in the ocean marine business.

Gross written premiums increased $450 million (16%) in 2021 compared to 2020 due primarily to higher premiums in the crop insurance business as a result of higher commodity futures pricing and rate increases, higher premiums in the transportation businesses as a result of new accounts, combined with strong renewals and increased exposures in the alternative risk transfer business. Average renewal rates increased approximately 6% for this group in 2021. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2021 compared to 2020 reflecting growth in the crop insurance operations, which cede a larger percentage of premiums than the other businesses in the Property and transportation sub-segment and the impact of reinstatement premiums in 2021 related to winter storms in Texas and a large property loss.

Specialty casualty Gross written premiums increased $225 million (6%) in 2022 compared to 2021 due primarily to increased exposures in the excess and surplus businesses, rate increases and new business opportunities in the targeted markets businesses and increased exposures resulting from payroll growth and new business in the workers’ compensation businesses. This premium growth was partially offset by lower year-over-year premiums in the mergers and acquisitions liability business. Average renewal rates increased approximately 5% for this group in 2022. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 7% in 2022. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2022 compared to 2021 reflecting lower cessions in the excess and surplus and excess liability businesses and lower gross written premiums in the mergers and acquisitions liability business, which cedes a larger percentage of premiums than the other businesses in the Specialty casualty sub-segment.

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

Specialty financial Gross written premiums increased $89 million (11%) in 2022 compared to 2021 due primarily to higher premiums in the financial institutions business related to lender-placed mortgage protection insurance, rate increases and new business opportunities in the fidelity and crime business and new business opportunities in the innovative markets and commercial equipment leasing businesses. Average renewal rates for this group increased approximately 5% in 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2022 compared to 2021 reflecting the impact of reinstatement premiums related to Hurricane Ian and higher cessions in the innovative markets business.

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

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $34 million (16%) in 2022 compared to 2021 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Reinsurance premiums assumed increased $21 million (11%) in 2021 compared to 2020 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2022, 2021 and 2020:

	Year ended December 31,			Change		Year ended December 31,
	2022	2021	2020	2022 - 2021	2021 - 2020	2022	2021	2020
Property and transportation
Loss and LAE ratio	69.8%	65.1%	64.6%	4.7%	0.5%
Underwriting expense ratio	21.9%	22.0%	25.8%	(0.1%)	(3.8%)
Combined ratio	91.7%	87.1%	90.4%	4.6%	(3.3%)
Underwriting profit						$208	$279	$181

Specialty casualty
Loss and LAE ratio	54.7%	58.1%	62.5%	(3.4%)	(4.4%)
Underwriting expense ratio	26.5%	26.2%	27.5%	0.3%	(1.3%)
Combined ratio	81.2%	84.3%	90.0%	(3.1%)	(5.7%)
Underwriting profit						$500	$377	$223

Specialty financial
Loss and LAE ratio	34.1%	33.2%	39.5%	0.9%	(6.3%)
Underwriting expense ratio	49.6%	51.9%	52.3%	(2.3%)	(0.4%)
Combined ratio	83.7%	85.1%	91.8%	(1.4%)	(6.7%)
Underwriting profit						$114	$96	$50

Total Specialty
Loss and LAE ratio	59.6%	58.4%	60.9%	1.2%	(2.5%)
Underwriting expense ratio	27.6%	28.0%	30.4%	(0.4%)	(2.4%)
Combined ratio	87.2%	86.4%	91.3%	0.8%	(4.9%)
Underwriting profit						$780	$737	$426

Aggregate — including exited lines
Loss and LAE ratio	59.7%	58.5%	64.1%	1.2%	(5.6%)
Underwriting expense ratio	27.6%	28.0%	31.4%	(0.4%)	(3.4%)
Combined ratio	87.3%	86.5%	95.5%	0.8%	(9.0%)
Underwriting profit						$776	$733	$224

The Specialty property and casualty insurance operations generated an underwriting profit of $780 million in 2022 compared to $737 million in 2021, an increase of $43 million (6%), reflecting higher underwriting profit in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Property and transportation sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $16 million in COVID-19 related losses (0.3 points on the combined ratio) in 2021. Overall catastrophe losses were $93 million (1.5 points on the combined ratio), including $5 million in net reinstatement premiums, for 2022 compared to catastrophe losses of $98 million (1.7 points), including $12 million in net reinstatement premiums, for 2021.

The Specialty property and casualty insurance operations generated an underwriting profit of $737 million in 2021 compared to $426 million in 2020, an increase of $311 million (73%), reflecting higher underwriting profit in each of the Specialty property and casualty sub-segments. Underwriting results for the Specialty property and casualty insurance operations include $16 million in COVID-19 related losses (0.3 points on the combined ratio) in 2021 compared to $95 million (1.9 points) in 2020. Overall catastrophe losses were $98 million (1.7 points on the combined ratio), including $12 million in net reinstatement premiums, for 2021 compared to catastrophe losses of $93 million (1.9 points), including $2 million in net reinstatement premiums, for 2020.

Property and transportation Underwriting profit for this group was $208 million in 2022 compared to $279 million in 2021, a decrease of $71 million (25%), reflecting lower year-over-year profitability in the crop operations compared to the very strong results in 2021 and lower underwriting profit in the transportation businesses, primarily the result of lower favorable prior year reserve development. Catastrophe losses were $45 million (1.9 points on the combined ratio), including $3 million in net reinstatement premiums, in 2022 compared to catastrophe losses of $58 million (2.7 points), including $9 million in net reinstatement premiums, in 2021.

Underwriting profit for this group was $279 million in 2021 compared to $181 million in 2020, an increase of $98 million (54%), reflecting higher underwriting profitability in the crop and ocean marine businesses. COVID-19 related losses for this group were $7 million (0.4 points on the combined ratio) in 2020. Catastrophe losses were $58 million (2.7 points on the combined ratio), including $9 million in net reinstatement premiums, in 2021 compared to catastrophe losses of $47 million (2.5 points) in 2020.

Specialty casualty Underwriting profit for this group was $500 million in 2022 compared to $377 million in 2021, an increase of $123 million (33%), reflecting higher year-over-year underwriting profit in the workers’ compensation, excess and surplus, executive liability and mergers and acquisitions liability businesses. COVID-19 related losses were $9 million (0.4 points on the combined ratio) in 2021. Catastrophe losses were $11 million (0.5 points on the combined ratio) in 2022 compared to catastrophe losses of $10 million (0.4 points), including $1 million in net reinstatement premiums, in 2021.

Underwriting profit for this group was $377 million in 2021 compared to $223 million in 2020, an increase of $154 million (69%). This increase reflects higher underwriting profitability in the excess and surplus, excess liability, workers’ compensation, targeted markets and general liability businesses in 2021 compared to 2020. See “Neon exited lines” below for information about AFG’s exit from the Lloyd’s of London insurance market in 2020. COVID-19 related losses were $9 million (0.4 points on the combined ratio) in 2021 compared to $60 million (2.7 points) in 2020, primarily in the workers’ compensation and executive liability businesses. Catastrophe losses were $10 million (0.4 points on the combined ratio), including $1 million in net reinstatement premiums, in 2021 compared to catastrophe losses of $16 million (0.6 points), including $2 million in net reinstatement premiums, in 2020.

Specialty financial Underwriting profit for this group was $114 million in 2022 compared to $96 million in 2021, an increase of $18 million (19%) due primarily to higher year-over-year underwriting profit in the trade credit and financial institutions businesses. COVID-19 related losses were $7 million (1.1 points) in 2021. Catastrophe losses were $36 million (4.9 points on the combined ratio), including $3 million in net reinstatement premiums, in 2022 compared to catastrophe losses of $28 million (4.1 points), including $2 million in net reinstatement premiums, in 2021.

Underwriting profit for this group was $96 million in 2021 compared to $50 million in 2020, an increase of $46 million (92%) due primarily to higher year-over-year underwriting profitability in the surety, financial institutions, innovative markets and trade credit businesses. COVID-19 related losses were $7 million (1.1 points on the combined ratio) in 2021 compared to $26 million (4.3 points) in 2020, primarily related to trade credit insurance. Catastrophe losses were $28 million (4.1 points on the combined ratio), including $2 million in net reinstatement premiums, in 2021 compared to $26 million (4.3 points) in 2020.

Other specialty This group reported an underwriting loss of $42 million in 2022 compared to $15 million in 2021, an increase of $27 million (180%). This increase reflects higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments (primarily losses from social inflation exposed operations in the Specialty casualty sub-segment) in 2022 compared to 2021.

This group reported an underwriting loss of $15 million in 2021 compared to $28 million in 2020, a decrease of $13 million (46%). This decrease reflects lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in 2021 compared to 2020.

Neon exited lines In December 2019, AFG initiated actions to exit the Lloyd’s of London insurance market, which included placing its Lloyd’s subsidiaries including its Lloyd’s Managing Agency, Neon Underwriting Ltd., into run-off. In December 2020, AFG completed the sale of GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon. AFG recorded $135 million in non-core underwriting losses (including $19 million of net adverse prior year reserve development) related to this business in 2020. These losses were partially offset by a $53 million gain on the sale of Neon recorded in the fourth quarter of 2020.

Consistent with the treatment of other items that are not indicative of AFG’s ongoing operations (both favorable and unfavorable), the $135 million underwriting loss at Neon and partially offsetting gain on sale in the fourth quarter of 2020 are treated as non-core.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include asbestos and environmental reserve charges of $47 million in 2020 and an underwriting loss of $135 million at Neon in 2020, due primarily to catastrophe losses, COVID-19 related charges and several large claims. See “Asbestos and Environmental-related (“A&E”) Insurance Reserves,” under “Uncertainties” and “Neon exited lines” above. Aggregate underwriting results for AFG’s property and casualty insurance segment also include adverse prior year reserve development of $4 million in both 2022 and 2021 and $20 million in 2020, related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.7%, 58.5% and 64.1% in 2022, 2021 and 2020, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2022	2021	2020	2022	2021	2020	2022 - 2021	2021 - 2020
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$1,785	$1,448	$1,261	71.6%	67.2%	67.4%	4.4%	(0.2%)
Prior accident years development	(92)	(103)	(107)	(3.7%)	(4.8%)	(5.7%)	1.1%	0.9%
Current year COVID-19 related losses	—	—	7	—%	—%	0.4%	—%	(0.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	42	49	47	1.9%	2.7%	2.5%	(0.8%)	0.2%
Property and transportation losses and LAE and ratio	$1,735	$1,394	$1,208	69.8%	65.1%	64.6%	4.7%	0.5%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$1,632	$1,521	$1,419	61.4%	63.1%	63.5%	(1.7%)	(0.4%)
Prior accident years development	(190)	(140)	(97)	(7.2%)	(5.8%)	(4.3%)	(1.4%)	(1.5%)
Current year COVID-19 related losses	—	9	60	—%	0.4%	2.7%	(0.4%)	(2.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	11	9	14	0.5%	0.4%	0.6%	0.1%	(0.2%)
Specialty casualty losses and LAE and ratio	$1,453	$1,399	$1,396	54.7%	58.1%	62.5%	(3.4%)	(4.4%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$252	$231	$218	36.0%	36.0%	35.4%	—%	0.6%
Prior accident years development	(47)	(51)	(28)	(6.8%)	(8.0%)	(4.5%)	1.2%	(3.5%)
Current year COVID-19 related losses	—	7	26	—%	1.1%	4.3%	(1.1%)	(3.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	33	26	26	4.9%	4.1%	4.3%	0.8%	(0.2%)
Specialty financial losses and LAE and ratio	$238	$213	$242	34.1%	33.2%	39.5%	0.9%	(6.3%)

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$3,826	$3,334	$3,013	62.8%	61.6%	61.5%	1.2%	0.1%
Prior accident years development	(289)	(283)	(213)	(4.7%)	(5.2%)	(4.4%)	0.5%	(0.8%)
Current year COVID-19 related losses	—	16	95	—%	0.3%	1.9%	(0.3%)	(1.6%)
Current year catastrophe losses including the impact of net reinstatement premiums	88	86	91	1.5%	1.7%	1.9%	(0.2%)	(0.2%)
Total Specialty losses and LAE and ratio	$3,625	$3,153	$2,986	59.6%	58.4%	60.9%	1.2%	(2.5%)

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$3,826	$3,334	$3,155	62.8%	61.6%	61.9%	1.2%	(0.3%)
Prior accident years development	(285)	(279)	(127)	(4.7%)	(5.2%)	(2.5%)	0.5%	(2.7%)
Current year COVID-19 related losses	—	16	115	—%	0.3%	2.2%	(0.3%)	(1.9%)
Current year catastrophe losses including the impact of net reinstatement premiums	88	86	128	1.6%	1.8%	2.5%	(0.2%)	(0.7%)
Aggregate losses and LAE and ratio	$3,629	$3,157	$3,271	59.7%	58.5%	64.1%	1.2%	(5.6%)

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.8% in 2022, 61.6% in 2021 and 61.5% in 2020.

Property and transportation   The 4.4 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2022 compared to 2021 is due primarily to lower profitability in the crop insurance business compared to the very strong results recorded in the 2021. Excluding crop, the loss and LAE ratio for the current year, excluding catastrophe losses was comparable to 2021.

The 0.2 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2021 compared to 2020 reflects a decrease in the loss and LAE ratio in the crop insurance operations, partially offset by an increase in the loss and LAE ratio in the property and inland marine business.

Specialty casualty   The 1.7 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2022 compared to 2021 reflects favorable trends in workers’ compensation and the impact of higher rates in the executive liability, excess and surplus and excess liability businesses.

The 0.4 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2021 compared to 2020 reflects a decrease in the loss and LAE ratios of the excess and surplus businesses, partially offset by an increase in the loss and LAE ratios of the targeted markets businesses.

Specialty financial   The loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2022 is unchanged compared to the 2021 period.

The 0.6 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2021 compared to 2020 reflects an increase in the loss and LAE ratio of the financial institutions and trade credit businesses, partially offset by a decrease in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $289 million in 2022 compared to $283 million in 2021 and $213 million in 2020, increases of $6 million (2%) and $70 million (33%), respectively.

Property and transportation Net favorable reserve development of $92 million in 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and in the Singapore operations, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business.

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

Specialty casualty Net favorable reserve development of $190 million in 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability and excess and surplus businesses, partially offset by higher than anticipated claim severity in the general liability, umbrella and excess liability and certain targeted markets businesses.

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

Specialty financial Net favorable reserve development of $47 million in 2022 reflects lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses.

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

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $40 million, $11 million and $19 million in 2022, 2021, and 2020, respectively. The net adverse reserve development reflects $44 million, $16 million and $24 million in 2022, 2021, and 2020, respectively, of net adverse development associated with AFG’s internal reinsurance program, primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment. This adverse reserve development is partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Asbestos and environmental reserve charges   As previously discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG has established property and casualty reserves for claims related to environmental exposures and asbestos claims. While there were no charges recorded in the property and casualty insurance business in 2022 or 2021, a charge of $47 million was recorded in 2020 to increase reserves (net of reinsurance recoverable) for A&E exposures of AFG’s property and casualty group (included in loss and loss adjustment expenses).

Neon exited lines AFG recorded net adverse prior year reserve development of $19 million in 2020 related to Neon’s exited lines of business (included in loss and loss adjustment expenses). See “Neon exited lines” above for information about AFG’s exit of the Lloyd’s of London insurance market in 2020.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes the special A&E charges and reserve development related to the Neon exited lines mentioned above and net adverse reserve development of $4 million in both 2022 and 2021 and $20 million in 2020 related to business outside the Specialty group that AFG no longer writes.

Covid-19 related losses
During 2022, AFG’s Specialty property and casualty insurance operations released $19 million of prior accident year COVID-19 reserves based on improved loss experience in the trade credit and workers’ compensation businesses. In 2021, AFG’s Specialty property and casualty insurance operations recorded $16 million in reserve charges related to COVID-19 primarily related to the workers’ compensation and trade credit businesses, and recorded favorable development of approximately $19 million of accident year 2020 reserves primarily based on loss experience in the trade credit and executive liability businesses. Underwriting results for AFG’s Specialty property and casualty insurance operations in 2020 include $95 million of reserve charges related to COVID-19. Approximately 70% of AFG’s 2020 COVID-19 related losses were reported in the workers’ compensation, executive liability and trade credit businesses, with the remainder spread across numerous other businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 50% of the $74 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at December 31, 2022.

In addition, underwriting results for the Neon exited lines includes $20 million of COVID-19 related losses in 2020.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $88 million in 2022 primarily from winter storms in multiple regions of the United States in the first quarter, storms in multiple regions of the United States in the second quarter, Hurricane Ian in the third quarter and Winter Storm Elliott in the fourth quarter.

Catastrophe losses of $86 million in 2021 resulted primarily from winter storms in Texas in the first quarter; storms in multiple regions of the United States in the second, third and fourth quarters; Hurricane Ida in the third quarter and Kentucky tornadoes and Colorado fires in the fourth quarter.

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

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.68 billion in 2022 compared to $1.51 billion in 2021, an increase of $166 million (11%). AFG’s underwriting expense ratio was 27.6% in 2022 compared to 28.0% in 2021, a decrease of 0.4 percentage points.

AFG’s property and casualty U/W Exp were $1.51 billion in 2021 compared to $1.60 billion in 2020, a decrease of $90 million (6%). AFG’s underwriting expense ratio was 28.0% in 2021 compared to 31.4% in 2020, a decrease of 3.4 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2022		2021		2020		2022 - 2021	2021 - 2020
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$544	21.9%	$471	22.0%	$482	25.8%	(0.1%)	(3.8%)
Specialty casualty	706	26.5%	632	26.2%	616	27.5%	0.3%	(1.3%)
Specialty financial	346	49.6%	333	51.9%	321	52.3%	(2.3%)	(0.4%)
Other specialty	84	34.7%	78	37.2%	68	38.5%	(2.5%)	(1.3%)
Total Specialty	1,680	27.6%	1,514	28.0%	1,487	30.4%	(0.4%)	(2.4%)
Neon exited lines	—		—		117
Total Aggregate	$1,680	27.6%	$1,514	28.0%	$1,604	31.4%	(0.4%)	(3.4%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in 2022 and 2021.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.8 percentage points in 2021 compared to 2020 reflecting higher profitability-based ceding commissions received from reinsurers in the crop business and the impact of higher premiums on the ratio in the property and inland marine business in 2021 compared to 2020.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.3 percentage points in 2022 compared to 2021 reflecting higher underwriting expenses in the workers’ compensation business.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.3 percentage points in 2021 compared to 2020 reflecting higher ceding commissions received from reinsurers as a result of growth in the excess liability businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.3 percentage points in 2022 compared to 2021 reflecting lower profit-based commissions to agents in 2022 compared to 2021, and lower underwriting expenses in the international operations.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.4 percentage points in 2021 compared to 2020 reflecting the impact of higher premiums on the ratio in 2021 compared to 2020.

Aggregate   Aggregate commissions and other underwriting expenses for AFG’s property and casualty insurance segment includes $117 million of underwriting expenses in the Neon run-off operations in 2020. See “Neon exited lines” above.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $683 million in 2022 compared to $663 million in 2021, an increase of $20 million (3%). Net investment income in AFG’s property and casualty insurance operations was $663 million in 2021 compared to $404 million (excluding the Neon exited lines) in 2020, an increase of $259 million (64%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2022 - 2021		2021 - 2020
	2022	2021	2020	Change	% Change	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$418	$323	$345	$95	29%	$(22)	(6%)
Alternative investments	265	340	59	(75)	(22%)	281	476%
Total net investment income	$683	$663	$404	$20	3%	$259	64%

Average invested assets (at amortized cost)	$14,048	$12,944	$11,760	$1,104	9%	$1,184	10%

Yield (net investment income as a % of average invested assets)	4.86%	5.12%	3.44%	(0.26%)		1.68%

Tax equivalent yield (*)	4.96%	5.25%	3.56%	(0.29%)		1.69%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income in 2022 compared to 2021 reflects higher average investments and higher yields on fixed maturities, partially offset by lower returns on AFG’s alternative investments (partnerships and similar investments and AFG-managed CLOs) as compared to the very strong performance of alternative investments in the prior year. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.86% in 2022 compared to 5.12% in 2021, a decrease of 0.26 percentage points as higher yields on fixed maturity investments were more than offset by lower returns on alternative investments. The annualized return earned on alternative investments was 13.2% in 2022 compared to 25.3% in 2021.

The increase in net investment income in 2021 compared to 2020 reflects significantly higher returns on alternative investments, partially offset by the effect of lower fixed maturity yields, lower short-term interest rates and lower dividend income. The property and casualty insurance segment’s overall yield on investments was 5.12% in 2021 compared to 3.44% in 2020, an increase of 1.68 percentage points. The annualized return earned on alternative investments was 25.3% in 2021 compared to 6.6% in 2020.

In addition to the property and casualty segment’s net investment income from ongoing operations discussed above, the Neon exited lines reported a $5 million loss in 2020 in net investment income, primarily from changes in the fair value of equity securities.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $40 million in 2022, $6 million in 2021 and $34 million in 2020, an increase of $34 million (567%) in 2022 compared to 2021 and a decrease of $28 million (82%) in 2021 compared to 2020. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2022	2021	2020
Other income:
Income related to the sale of real estate	$1	$10	$—
Other	11	17	8
Total other income	12	27	8
Other expenses:
Amortization of intangibles	11	6	12
Interest expense on funds withheld	29	25	24
Other (*)	12	2	6
Total other expenses	52	33	42
Other income and expenses, net	$(40)	$(6)	$(34)
(*)Includes $9 million of expenses in 2022 related to certain technology initiatives.

In addition to the property and casualty segment’s other income and expenses, net from ongoing operations discussed above, the Neon exited lines incurred a net expense of $5 million in other income and expenses, net during 2020.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $180 million in 2022 compared to $219 million in 2021, a decrease of $39 million (18%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $171 million in 2022 compared to $208 million in 2021, a decrease of $37 million (18%).

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

The following table details AFG’s GAAP and core loss from continuing operations before income taxes from operations outside of its property and casualty insurance segment in 2022, 2021 and 2020 (dollars in millions):

	Year ended December 31,			% Change
	2022	2021	2020	2022 - 2021	2021 - 2020
Revenues:
Net investment income	$24	$36	$12	(33%)	200%
Other income — P&C fees	89	80	67	11%	19%
Other income	33	22	19	50%	16%
Total revenues	146	138	98	6%	41%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	38	33	21	15%	57%
Other expense — expenses associated with P&C fees	51	47	46	9%	2%
Other expenses (*)	143	172	129	(17%)	33%
Costs and expenses, excluding interest charges on borrowed money	232	252	196	(8%)	29%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(86)	(114)	(98)	(25%)	16%
Interest charges on borrowed money	85	94	88	(10%)	7%
Core loss from continuing operations before income taxes, excluding realized gains and losses	(171)	(208)	(186)	(18%)	12%
Pretax non-core special A&E charges	—	—	(21)	—%	(100%)
Pretax non-core loss on retirement of debt	(9)	—	(5)	—%	(100%)
Pretax non-core loss on pension settlement	—	(11)	—	(100%)	—%
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(180)	$(219)	$(212)	(18%)	3%
(*)Excludes pretax non-core losses on retirement of debt of $9 million in 2022 and $5 million in 2020, a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in 2021 and a pretax non-core special A&E charge of $21 million in 2020.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $24 million, $36 million and $12 million in 2022, 2021 and 2020, respectively. The $12 million (33%) decrease in 2022 compared to 2021 and the $24 million (200%) increase in 2021 compared to 2020 are due primarily to the impact of the stock market performance on a small portfolio of securities held by the parent company that are carried at fair value through net investment income, all of which were sold in 2022. These securities decreased in value by $7 million in 2022 compared to increasing in value by $14 million in 2021 and $5 million in 2020. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment increased $9 million in 2022 compared to 2021 and $15 million in 2021 compared to 2020 reflecting an increase in average investments, income from directly owned real estate investments acquired from the annuity subsidiaries in conjunction with the sale of the annuity business in May 2021 and, in 2022, the impact of higher interest rates.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2022, AFG collected $82 million in fees for these services compared to $73 million in 2021 and $67 million in 2020. Management views this fee income, net of the $51 million in 2022, $47 million in 2021 and $46 million in 2020, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $7 million in fees from AFG’s disposed annuity operations in both 2022 and 2021 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, all of these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $17 million in 2022, $16 million in 2021 and $15 million in 2020, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $16 million in 2022, $6 million in 2021 and $4 million in 2020. The increase in 2022 compared to 2021 is due primarily to income from the sale of real estate in 2022.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt and the non-core loss on pension settlement discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $143 million in 2022 compared to $172 million in 2021, a decrease of $29 million (17%). This decrease reflects lower holding company expenses related to deferred compensation obligations to employees that are tied to stock market performance, partially offset by higher charges to increase the liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations.

Excluding the non-core special A&E charge, the non-core loss on retirement of debt and the non-core loss on pension settlement discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $172 million in 2021 compared to $129 million in 2020, an increase of $43 million (33%). This increase reflects higher holding company expenses related to deferred compensation obligations to employees that are tied to stock market performance and higher expenses associated with certain incentive compensation plans that are tied to AFG’s financial performance in 2021 compared to 2020.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $85 million in 2022, $94 million in 2021 and $88 million in 2020. The $9 million (10%) decrease in interest expense in 2022 compared to 2021 reflects lower average indebtedness and the $6 million (7%) increase in interest expense in 2021 compared to 2020 reflects higher average indebtedness. The following table details the principal amount of AFG’s long-term debt balances as of December 31, 2022, December 31, 2021 and December 31, 2020 (dollars in millions):

	December 31,
	2022	2021	2020
Direct obligations of AFG:
4.50% Senior Notes due June 2047	$582	$590	$590
3.50% Senior Notes due August 2026	—	425	425
5.25% Senior Notes due April 2030	261	300	300
5.125% Subordinated Debentures due December 2059	200	200	200
4.50% Subordinated Debentures due September 2060	200	200	200
5.625% Subordinated Debentures due June 2060	150	150	150
5.875% Subordinated Debentures due March 2059	125	125	125
Other	3	3	3
Total principal amount of Holding Company Debt	$1,521	$1,993	$1,993

Weighted Average Interest Rate	4.9%	4.6%	4.6%

The decrease in interest expense in 2022 compared to 2021 and the increase in interest expense in 2021 compared to 2020 reflect the following financial transactions completed by AFG between January 1, 2020 and December 31, 2022:
•Issued $300 million of 5.25% Senior Notes in April 2020
•Issued $150 million of 5.625% Subordinated Debentures in May 2020
•Issued $200 million of 4.50% Subordinated Debentures in September 2020
•Redeemed $150 million of 6% Subordinated Debentures in November 2020
•Redeemed $425 million of 3.50% Senior Notes in the first and second quarters of 2022
•Retired $8 million of 4.50% Senior Notes in the third and fourth quarters of 2022
•Retired $39 million of 5.25% Senior Notes in the third and fourth quarters of 2022

Holding Company and Other — Special A&E Charges
As a result of the in-depth internal reviews and comprehensive external study of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded minor charges in 2022 and 2021, which are included in AFG’s core operating earnings, compared to a pretax non-core special charge of $21 million in 2020 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charge is due to relatively small movements across several sites that reflect changes in the scope and costs of investigation and an increase in estimated ongoing operation and maintenance costs. AFG has also increased its reserve for asbestos and toxic substance exposures arising out of these operations. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $17 million in 2022, $9 million in 2021 and $28 million in 2020.

Holding Company and Other — Loss on Retirement of Debt
During 2022, AFG retired $472 million principal amount of its senior notes, which resulted in a $9 million pretax non-core loss. In November 2020, AFG redeemed its $150 million outstanding principal amount of 6% Subordinated Debentures due in 2055 and wrote off unamortized debt issuance costs of $5 million.

Holding Company and Other — Loss on Pension Settlement
In the second quarter of 2021, AFG settled pension liabilities related to a small former manufacturing operation resulting in a pretax non-core loss of $11 million.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $116 million in 2022 compared to net gains of $110 million in 2021, a change of $226 million (205%). AFG’s consolidated realized gains (losses) on securities were net gains of $110 million in 2021 compared to net losses of $75 million in 2020, a change of $185 million (247%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2022	2021	2020
Realized gains (losses) before impairment allowances:
Disposals	$(15)	$5	$8
Change in the fair value of equity securities	(96)	110	(69)
Change in the fair value of derivatives	(12)	(6)	(1)
Other	10	—	—
	(113)	109	(62)

Change in allowance for impairments on securities	(3)	1	(13)
Realized gains (losses) on securities	$(116)	$110	$(75)

The $96 million net realized loss from the change in the fair value of equity securities in 2022 includes losses of $51 million on investments in banks and financing companies, $21 million on investments in media companies, $14 million on investments in healthcare companies, $7 million on investments in technology companies and $3 million on investments in retail companies, partially offset by gains of $17 million on investments in energy and natural gas companies.

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

Realized Gain on Subsidiaries
In 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon. See “Results of Operations — General” for the discussion of the December 2019 decision to exit the Lloyd’s of London insurance market.

In 2020, AFG recorded a $23 million gain on the sale of GAI Holding Bermuda and its subsidiaries, comprising the legal entities that own Neon, to RiverStone Holdings Limited. See Note C — “Acquisitions and Sale of Businesses” to the financial statements.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $225 million in 2022 compared to $254 million in 2021, a decrease of $29 million (11%). AFG’s consolidated provision for income taxes on continuing operations was $254 million in 2021 compared to $25 million in 2020, an increase of $229 million (916%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Consolidated Noncontrolling Interests in Continuing Operations
AFG’s consolidated net earnings (loss) from continuing operations attributable to noncontrolling interests was a net loss of $11 million in 2020 reflecting losses at Neon, which was sold in 2020. See Note C — “Acquisitions and Sale of Businesses” to the financial statements.

Real Estate Entities Acquired from the Annuity Operations
Beginning with the first quarter of 2021, the results of the disposed annuity businesses are reported as discontinued operations, in accordance with GAAP, which included adjusting prior period results to reflect these operations as discontinued. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired certain real estate-related partnerships and AFG parent acquired certain directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities through the May 31, 2021 effective date of the sale and certain other expenses that will be retained from the annuity operations.

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

The following table details AFG’s earnings before and after income taxes and the gain on the sale from its discontinued annuity operations for the years ended December 31, 2021 and 2020 (dollars in millions):

	Year ended December 31,		% Change
	2021 (*)	2020	2021 - 2020
Pretax annuity earnings historically reported as core operating earnings:
Pretax annuity earnings before items below	$106	$325	(67%)
Earnings on partnerships and similar investments	139	15	827%
Total pretax annuity earnings historically reported as core operating earnings	245	340	(28%)

Pretax amounts previously reported outside of annuity core earnings:
Unlocking	—	(46)	(100%)
Impact of reinsurance, derivatives related to FIAs and other impacts of changes in the stock market and interest rates on FIAs over or under option costs	(33)	(142)	(77%)
Realized gains on securities	112	365	(69%)
Run-off life and long-term care	—	(8)	(100%)
Total pretax amounts previously reported outside of annuity core earnings	79	169	(53%)
GAAP pretax earnings from discontinued annuity operations, excluding the gain on the sale of the discontinued annuity operations	324	509	(36%)
Provision for income taxes	66	102	(35%)
GAAP net earnings from discontinued annuity operations, excluding the sale of the discontinued annuity operations	258	407	(37%)
Gain on sale of discontinued annuity operations, net of tax	656	—	—%
GAAP net earnings from discontinued annuity operations	$914	$407	125%
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

ACCOUNTING STANDARDS TO BE ADOPTED

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), as amended in December 2022 by Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"). ASU 2020-04 provides guidance to alleviate the burden in accounting for reference rate reform by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions impacted by reference rate reform. The provisions apply only to those transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2024, as amended by ASU 2022-06. As of December 31, 2022, AFG has not adopted any expedients or exceptions under ASU 2020-04. Management does not believe that the reference rate reform or the adoption of this guidance will have a material impact on AFG’s results of operations or financial condition.

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

Fixed Maturity Interest Rate Risk   In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. AFG’s fixed maturity portfolio is comprised of primarily fixed-rate investments with intermediate-term maturities. This practice is designed to allow flexibility in reacting to fluctuations of interest rates. The portfolios of AFG’s insurance operations are managed with an attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

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

	2022	2021
Fair value of fixed maturity portfolio	$10,127	$10,385
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)	(2.0%)
Pretax impact on fair value of fixed maturity portfolio	$(304)	$(208)

Equity Price Risk   AFG’s equity securities are reported at fair value with holding gains and losses recognized in net earnings. At December 31, 2022 and 2021, the fair value of AFG’s equity securities totaled $1.01 billion and $1.04 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. Market prices of equity securities, in general, are subject to fluctuations, which could cause future values to differ significantly from the current reported values. General economic swings influence the performance of the underlying industries and companies within those industries. Industry and company-specific risks also have the potential to substantially affect the value of AFG’s portfolio.

AFG utilizes a total return swap to offset changes in liabilities related to the equity price risk of certain deferred compensation arrangements. Gains or losses from changes in fair value of the total return swap are generally offset by changes in the carrying value of the related liabilities, both of which are included in other expenses.

Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2022			December 31, 2021
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2023	$—	—%	2022	$—	—%
2024	—	—%	2023	—	—%
2025	—	—%	2024	—	—%
2026	—	—%	2025	—	—%
2027	—	—%	2026	425	3.5%
Thereafter	1,521	4.9%	Thereafter	1,568	4.9%
Total	$1,521	4.9%	Total	$1,993	4.6%

Fair Value	$1,302		Fair Value	$2,261

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2022. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2022, is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, American Financial Group, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Valuation of investments in fixed maturity securities
Description of the Matter
As of December 31, 2022, the fair value of the Company’s fixed maturity securities totaled $10.13 billion, a portion of which are valued based on internally developed prices, using significant inputs not based on, or corroborated by, observable market information, or which are valued based on non-binding broker quotes. The fair values of these securities are determined by management applying the methodologies outlined in Note E to the consolidated financial statements. The credit spread applied by management for internally developed fixed maturity investment values and the lack of visibility into assumptions used in non-binding broker quotes are significant unobservable inputs, which create greater subjectivity when determining the fair values. Credit spread inputs are developed based on management’s review of trade activity for comparable securities and credit spreads over the treasury yield of securities with a similar duration.

Auditing the fair value of the fixed maturity securities that use unobservable inputs was complex and highly judgmental due to the judgment used by the Company in determining unobservable inputs and assumptions to estimate the securities’ fair value. Significant unobservable inputs and assumptions include credit spreads over the treasury yield and non-binding broker quotes.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s valuation process for the fixed maturity securities priced using unobservable inputs. This included, among others, testing controls over investment pricing and the development and review of significant inputs and assumptions used in determining the fair values.

To test the Company’s investment fair values, our audit procedures included, among others, comparing the fair values for a sample of securities to pricing service values or internally developed cash flow models. With the assistance of our valuation specialists, we evaluated the valuation methodologies used by the Company and compared the Company’s fair value estimate to an independently calculated range of fair value estimates for a sample of securities. We evaluated information that corroborated or contradicted the Company’s fair value estimates, including observable spreads and transaction data for similar securities.

Unpaid losses and loss adjustment expenses
Description of the Matter
As of December 31, 2022, the Company’s unpaid losses and loss adjustment expenses reserve liabilities net of reinsurance recoverables, net of allowance, (“reserves”) totaled $8.21 billion as disclosed in Note O to the consolidated financial statements. This liability represents management’s best estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses and is determined by using case-basis evaluations, actuarial projections, and management’s judgment. Estimating the reserves is inherently judgmental and is influenced by factors that are subject to significant variation, particularly for lines of business that develop or are paid over a long period of time or that contain exposures with high potential severities, such as workers’ compensation, other liability, and asbestos and environmental.

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
February 24, 2023

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$872	$2,131
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,736 and $10,193; allowance for expected credit losses of $11 and $9)	10,095	10,357
Fixed maturities, trading at fair value	32	28
Equity securities, at fair value	1,010	1,042
Investments accounted for using the equity method	1,700	1,517
Mortgage loans	676	520
Real estate and other investments	127	150
Total cash and investments	14,512	15,745

Recoverables from reinsurers	3,977	3,519
Prepaid reinsurance premiums	917	834
Agents’ balances and premiums receivable	1,339	1,265
Deferred policy acquisition costs	288	267
Assets of managed investment entities	5,447	5,296
Other receivables	886	857
Other assets	1,219	902
Goodwill	246	246
Total assets	$28,831	$28,931

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$11,974	$11,074
Unearned premiums	3,246	3,041
Payable to reinsurers	1,035	920
Liabilities of managed investment entities	5,332	5,220
Long-term debt	1,496	1,964
Other liabilities	1,696	1,700
Total liabilities	24,779	23,919

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 85,204,006 and 84,920,965 shares outstanding	85	85
Capital surplus	1,368	1,330
Retained earnings	3,142	3,478
Accumulated other comprehensive income (loss), net of tax	(543)	119
Total shareholders’ equity	4,052	5,012
Total liabilities and shareholders’ equity	$28,831	$28,931

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2022	2021	2020
Revenues:
Property and casualty insurance net earned premiums	$6,085	$5,404	$5,099
Net investment income	717	730	461
Realized gains (losses) on:
Securities	(116)	110	(75)
Subsidiaries	—	4	23
Income of managed investment entities:
Investment income	268	181	201
Gain (loss) on change in fair value of assets/liabilities	(31)	10	(20)
Other income	117	113	80
Total revenues	7,040	6,552	5,769

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,629	3,157	3,271
Commissions and other underwriting expenses	1,718	1,547	1,625
Interest charges on borrowed money	85	94	88
Expenses of managed investment entities	230	155	167
Other expenses	255	264	279
Total costs and expenses	5,917	5,217	5,430
Earnings from continuing operations before income taxes	1,123	1,335	339
Provision for income taxes	225	254	25
Net earnings from continuing operations, including noncontrolling interests	898	1,081	314
Net earnings from discontinued operations	—	914	407
Net earnings, including noncontrolling interests	898	1,995	721
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	—	—	(11)
Net Earnings Attributable to Shareholders	$898	$1,995	$732

Earnings Attributable to Shareholders per Basic Common Share from:
Continuing operations	$10.55	$12.70	$3.66
Discontinued operations	—	10.74	4.59
Total basic earnings attributable to shareholders	$10.55	$23.44	$8.25
Earnings Attributable to Shareholders per Diluted Common Share:
Continuing operations	$10.53	$12.62	$3.63
Discontinued operations	—	10.68	4.57
Total diluted earnings attributable to shareholders	$10.53	$23.30	$8.20
Average number of Common Shares:
Basic	85.1	85.1	88.7
Diluted	85.3	85.6	89.2

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2022	2021	2020
Net earnings, including noncontrolling interests	$898	$1,995	$721

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(647)	(218)	700
Reclassification adjustment for realized (gains) losses included in net earnings	14	(17)	(307)
Reclassification adjustment for unrealized gains of subsidiaries sold	—	(884)	—
Total net unrealized gains (losses) on securities	(633)	(1,119)	393
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(29)	(1)	56
Reclassification adjustment for investment income included in net earnings	—	(11)	(32)
Reclassification adjustment for unrealized gains on cash flow hedges of subsidiaries sold	—	(29)	—
Total net unrealized gains (losses) on cash flow hedges	(29)	(41)	24
Foreign currency translation adjustments	(2)	(2)	(1)
Pension and other postretirement plans adjustments (“OPRP”):
Unrealized holding gains (losses) on pension and OPRP arising during the period	2	(1)	(1)
Reclassification adjustment for pension settlement loss included in net earnings	—	9	1
Total pension and OPRP adjustments	2	8	—
Other comprehensive income (loss), net of tax	(662)	(1,154)	416

Total comprehensive income, net of tax	236	841	1,137
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(9)
Comprehensive income attributable to shareholders	$236	$841	$1,146
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity						Redeemable
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.		Noncon- trolling	Total	Noncon- trolling
	Shares	Surplus	Earnings	Inc. (Loss)	Total	Interests	Equity	Interests
Balance at December 31, 2019	90,303,686	$1,397	$4,009	$863	$6,269	$—	$6,269	$—
Cumulative effect of accounting change	—	—	7	—	7	—	7	—
Net earnings (loss)	—	—	732	—	732	2	734	(13)
Other comprehensive income	—	—	—	414	414	—	414	2
Dividends ($3.85 per share)	—	—	(336)	—	(336)	—	(336)	—
Shares issued:
Exercise of stock options	328,471	14	—	—	14	—	14	—
Restricted stock awards	227,867	—	—	—	—	—	—	—
Other benefit plans	143,270	10	—	—	10	—	10	—
Dividend reinvestment plan	18,690	2	—	—	2	—	2	—
Stock-based compensation expense	—	20	—	—	20	—	20	—
Shares acquired and retired	(4,531,394)	(70)	(243)	—	(313)	—	(313)	—
Shares exchanged — benefit plans	(101,663)	(2)	(9)	—	(11)	—	(11)	—
Forfeitures of restricted stock	(43,681)	—	—	—	—	—	—	—
Other	—	(4)	(11)	(4)	(19)	(2)	(21)	11
Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789	$—	$6,789	$—
Net earnings	—	—	1,995	—	1,995	—	1,995
Other comprehensive loss	—	—	—	(1,154)	(1,154)	—	(1,154)
Dividends ($28.06 per share)	—	—	(2,382)	—	(2,382)	—	(2,382)
Shares issued:
Exercise of stock options	1,208,964	59	—	—	59	—	59
Restricted stock awards	207,020	—	—	—	—	—	—
Other benefit plans	81,286	10	—	—	10	—	10
Dividend reinvestment plan	69,095	8	—	—	8	—	8
Stock-based compensation expense	—	16	—	—	16	—	16
Shares acquired and retired	(2,777,684)	(44)	(275)	—	(319)	—	(319)
Shares exchanged — benefit plans	(92,209)	(1)	(9)	—	(10)	—	(10)
Forfeitures of restricted stock	(120,753)	—	—	—	—	—	—
Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012	$—	$5,012
Net earnings	—	—	898	—	898	—	898
Other comprehensive loss	—	—	—	(662)	(662)	—	(662)
Dividends ($14.31 per share)	—	—	(1,217)	—	(1,217)	—	(1,217)
Shares issued:
Exercise of stock options	182,054	7	—	—	7	—	7
Restricted stock awards	151,080	—	—	—	—	—	—
Other benefit plans	78,460	10	—	—	10	—	10
Dividend reinvestment plan	33,794	4	—	—	4	—	4
Stock-based compensation expense	—	19	—	—	19	—	19
Shares acquired and retired	(89,368)	(1)	(10)	—	(11)	—	(11)
Shares exchanged — benefit plans	(57,420)	(1)	(7)	—	(8)	—	(8)
Forfeitures of restricted stock	(15,559)	—	—	—	—	—	—
Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052	$—	$4,052

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2022	2021	2020
Operating Activities:
Net earnings, including noncontrolling interests	$898	$1,995	$721
Adjustments:
Depreciation and amortization	100	187	299
Annuity benefits	—	377	1,192
Realized gains on investing activities	110	(1,131)	(313)
Net (purchases) sales of trading securities	(2)	(5)	20
Deferred annuity and life policy acquisition costs	—	(98)	(154)
Change in:
Reinsurance and other receivables	(644)	(350)	(533)
Other assets	(138)	344	138
Insurance claims and reserves	1,105	912	812
Payable to reinsurers	115	113	13
Other liabilities	(69)	(70)	(71)
Managed investment entities’ assets/liabilities	(183)	(144)	25
Other operating activities, net	(139)	(416)	34
Net cash provided by operating activities	1,153	1,714	2,183

Investing Activities:
Purchases of:
Fixed maturities	(4,387)	(7,978)	(10,335)
Equity securities	(239)	(193)	(404)
Mortgage loans	(273)	(218)	(372)
Equity index options and other investments	(141)	(391)	(897)
Real estate, property and equipment	(86)	(62)	(60)
Businesses	(10)	(123)	(3)
Proceeds from:
Maturities and redemptions of fixed maturities	2,511	5,035	5,749
Repayments of mortgage loans	118	84	84
Sales of fixed maturities	1,294	745	3,729
Sales of equity securities	174	523	656
Sales and settlements of equity index options and other investments	141	584	988
Sales of real estate, property and equipment	31	46	5
Sales of businesses	—	3,581	3
Cash and cash equivalents of businesses acquired and sold	—	(2,058)	(425)
Managed investment entities:
Purchases of investments	(1,515)	(2,155)	(1,502)
Proceeds from sales and redemptions of investments	1,335	2,112	1,221
Other investing activities, net	(4)	32	(1)
Net cash used in investing activities	(1,051)	(436)	(1,564)

Financing Activities:
Additional long-term borrowings	—	—	634
Reductions of long-term debt	(477)	—	(150)
Issuances of Common Stock	16	66	22
Repurchases of Common Stock	(11)	(319)	(313)
Cash dividends paid on Common Stock	(1,213)	(2,374)	(334)
Annuity receipts	—	2,403	4,287
Ceded annuity receipts	—	(311)	(492)
Annuity surrenders, benefits and withdrawals	—	(1,931)	(3,711)
Ceded annuity surrenders, benefits and withdrawals	—	282	206
Net transfers from variable annuity assets	—	34	61
Cash transferred in annuity reinsurance	—	—	(554)
Issuances of managed investment entities’ liabilities	1,206	2,883	429
Retirements of managed investment entities’ liabilities	(882)	(2,690)	(208)
Net cash used in financing activities	(1,361)	(1,957)	(123)
Net Change in Cash and Cash Equivalents	(1,259)	(679)	496
Cash and cash equivalents at beginning of year	2,131	2,810	2,314
Cash and cash equivalents at end of year	$872	$2,131	$2,810
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Goodwill and Other Intangibles
B.	Discontinued Operations	J.	Long-Term Debt
C.	Acquisitions and Sale of Businesses	K.	Leases
D.	Segments of Operations	L.	Shareholders’ Equity
E.	Fair Value Measurements	M.	Income Taxes
F.	Investments	N.	Contingencies
G.	Derivatives	O.	Insurance
H.	Managed Investment Entities	P.	Additional Information

A.     Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation, including reclassifying the earnings of the Annuity subsidiaries sold in May 2021 to net earnings from discontinued operations. See Note B — “Discontinued Operations.” All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2022, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

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

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the purchase price allocation for its acquisition in 2021 (see Note C — “Acquisitions and Sale of Businesses”), AFG did not have any material nonrecurring fair value measurements in 2022 or 2021.

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

Investments   Equity securities other than those accounted for under the equity method are reported at fair value with holding gains and losses generally recorded in realized gains (losses) on securities. However, AFG records holding gains and losses on limited partnerships and similar investments that do not qualify for equity method accounting (and are therefore carried at fair value), and certain other securities classified at purchase as “fair value through net investment income” in net investment income.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. AFG’s derivatives that do not qualify for hedge accounting under GAAP consist primarily of components of certain fixed maturity securities (primarily interest-only and principal-only MBS) and a total return swap related to its deferred compensation obligations to employees.

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

At December 31, 2022, assets and liabilities of managed investment entities included $105 million in assets and $102 million in liabilities of temporary warehousing entities that were established to provide AFG the ability to form new CLOs when management believes market conditions are favorable. At closing, all warehoused assets will be transferred to the new CLOs and the liabilities will be repaid.

Unpaid Losses and Loss Adjustment Expenses   The net liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims represent management’s best estimate and are based upon (i) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (ii) estimates received from ceding reinsurers and insurance pools and associations; (iii) estimates of unreported losses (including possible development on known claims) based on past experience; (iv) estimates based on experience of expenses for investigating and adjusting claims; and (v) the current state of the law and coverage litigation. Establishing reserves for asbestos, environmental and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2022 – 0.2 million, 2021 – 0.5 million and 2020 – 0.5 million.

There were no anti-dilutive potential common shares related to stock compensation plans or adjustments to net earnings attributable to shareholders in the calculation of diluted earnings per share for the years ended December 31, 2022, 2021 or 2020.

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

B.    Discontinued Operations

Annuity Business   Effective May 31, 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company (“MassMutual”). MassMutual acquired Great American Life Insurance Company and its two insurance subsidiaries, Annuity Investors Life Insurance Company and Manhattan National Life Insurance Company. In addition to AFG’s annuity operations, these subsidiaries included AFG’s run-off life and long-term care operations. Proceeds from the sale were $3.57 billion and AFG realized a $656 million net gain on the sale in 2021.

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

May 31, 2021
Assets of businesses sold:
Cash and cash equivalents	$2,060
Investments	38,323
Recoverables from reinsurers	6,748
Other assets	2,152
Total assets of discontinued annuity operations	49,283
Liabilities of businesses sold:
Annuity benefits accumulated	43,690
Other liabilities	1,813
Total liabilities of discontinued annuity operations	45,503
Reclassify AOCI	(913)
Net investment in annuity businesses sold, excluding AOCI	$2,867

Details of the results of operations for the discontinued annuity operations were (in millions):

	Year Ended December 31,
	2021 (*)	2020
Net investment income	$746	$1,670
Realized gains on securities	112	365
Other income	52	123
Total revenues	910	2,158
Annuity benefits	377	1,192
Annuity and supplemental insurance acquisition expenses	136	306
Other expenses	73	151
Total costs and expenses	586	1,649
Earnings before income taxes from discontinued operations	324	509
Provision for income taxes on discontinued operations	66	102
Net earnings from discontinued operations, net of tax	258	407
Gain on sale of discontinued operations, net of tax	656	—
Net earnings from discontinued operations	$914	$407
(*)Results through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of the sale of the annuity business is shown below (in millions):

May 31, 2021
Cash proceeds	$3,571
Sale related expenses	(8)
Total net proceeds	3,563

Net investment in annuity businesses sold, excluding AOCI	2,867
Reclassify net deferred tax asset	(199)
Pretax gain on sale	895
Income tax expense:
Reclassify net deferred tax asset	199
Tax liabilities triggered by the sale	41
Other	(1)
Total income tax expense	239
Net gain on sale	$656

Summarized cash flows for the discontinued annuity operations were (in millions):

	Year ended December 31,
	2021 (*)	2020
Net cash provided by operating activities	$67	$898
Net cash used in investing activities	(1,689)	(285)
Net cash provided by (used in) financing activities	477	(203)
(*)Through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
C.    Acquisitions and Sale of Businesses

Verikai   In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes a predictive risk tool to assess insurance risk, for $120 million using cash on hand at the parent. Verikai continues to operate as a stand-alone company to service its insurance clients. AFG expects to benefit from Verikai’s predictive risk tool as it enters the medical stop loss insurance business, with a primary focus on small and underserved risks. AFG may pay up to $50 million in contingent consideration based on performance measures over a multiple year period.

Expenses related to the acquisition were approximately $1 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of Verikai based on management’s best estimate of fair value as of the acquisition date. The purchase price allocation is shown below (in millions).

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
$130
(*)Included in Other assets in AFG’s Balance Sheet.

In the purchase price allocation, $76 million of the purchase price was recognized as finite lived intangible assets related to acquired technology and customer relationships, which will be amortized over an average estimated life of approximately 10 years. The acquisition resulted in the recognition of $70 million in goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The goodwill represents the fair value of acquired intangible assets that do not qualify for separate recognition, including the value of Verikai’s future technology and opportunities and assembled workforce.

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

Assets of businesses sold:
Cash and investments	$453
Recoverables from reinsurers	224
Prepaid reinsurance premiums	8
Agents’ balances and premiums receivable	42
Other assets	60
Total assets	787
Liabilities of businesses sold:
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

Revenues, costs and expenses, and earnings before income taxes for the subsidiaries sold were (in millions):

Year ended December 31, 2020
Net earned premiums	$200
Loss and loss adjustment expenses	218
Commissions and other underwriting expenses	117
Underwriting loss	(135)

Net investment loss	(5)
Other income and expenses, net	(5)
Loss before income taxes and noncontrolling interests	$(145)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of Neon exited lines on AFG’s net earnings for the year ended December 31, 2020 is shown below (in millions):

Underwriting loss	$(135)
Net investment income (loss)	(5)
Other income and expenses, net	(5)
Loss before income taxes and noncontrolling interests	(145)
Pretax gain on sale of subsidiaries	23
Total pretax loss from Neon exited lines	(122)
Tax benefit related to sale of subsidiaries	72
Less: Net loss attributable to noncontrolling interests	(11)
Net loss from Neon exited lines attributable to shareholders	$(39)

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

D.    Segments of Operations

Subsequent to the sale of its annuity operations, see Note B — Discontinued Operations,” AFG manages its business as two segments: Property and casualty insurance and Other, which includes holding company assets and costs, and operations attributable to the noncontrolling interests of the managed investment entities.

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

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in both 2022 and 2021 and 5% in 2020.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2022	2021
Assets
Property and casualty insurance (*)	$22,225	$21,312
Other	6,606	7,619
Total assets	$28,831	$28,931
(*)Not allocable to sub-segments.

	2022	2021	2020
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$2,487	$2,144	$1,871
Specialty casualty	2,659	2,408	2,235
Specialty financial	698	642	613
Other specialty	241	210	180
Other lines (a)	—	—	200
Total premiums earned	6,085	5,404	5,099
Net investment income (b)	683	663	399
Other income	12	27	8
Total property and casualty insurance	6,780	6,094	5,506
Other	376	293	266
Real estate-related entities (c)	—	51	49
Total revenues before realized gains (losses)	7,156	6,438	5,821
Realized gains (losses) on securities	(116)	110	(75)
Realized gains on subsidiaries	—	4	23
Total revenues	$7,040	$6,552	$5,769
(a)Represents premiums earned in the Neon exited lines during 2020.
(b)Includes a loss of $5 million in the Neon exited lines in 2020 (primarily from the change in fair value of equity securities).
(c)Represents investment income from the real estate and real estate-related entities acquired from AFG’s discontinued annuity operations while they were held by the annuity operations. Subsequent to the sale of the annuity operations, income from these investments is included in the segment of the acquirer.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2022	2021	2020
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$208	$279	$181
Specialty casualty	500	377	223
Specialty financial	114	96	50
Other specialty	(42)	(15)	(28)
Other lines (a)	(4)	(4)	(202)
Total underwriting	776	733	224
Investment and other income, net (b)	643	657	360
Total property and casualty insurance	1,419	1,390	584
Other (c)	(180)	(220)	(215)
Real estate-related entities (d)	—	51	22
Total earnings before realized gains (losses) and income taxes	1,239	1,221	391
Realized gains (losses) on securities	(116)	110	(75)
Realized gains on subsidiaries	—	4	23
Total earnings before income taxes	$1,123	$1,335	$339
(a)Includes an underwriting loss of $135 million in 2020 in the Neon exited lines. Also includes a special charge to increase asbestos and environmental (“A&E”) reserves of $47 million in 2020.
(b)Includes $10 million in 2020 in net expenses from the Neon exited lines, before noncontrolling interest.
(c)Includes holding company interest and expenses, including losses on retirement of debt of $9 million in 2022 and $5 million in 2020 and a $21 million special charge in 2020 to increase A&E reserves related to AFG’s former railroad and manufacturing operations.
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

The contingent consideration liability (included in other liabilities in AFG’s Balance Sheet) relates primarily to AFG’s acquisition of Verikai in December 2021 as discussed in Note C — “Acquisitions and Sale of Businesses.” These liabilities are remeasured at fair value at each balance sheet date with changes in fair value recognized in net earnings. To estimate the fair value of the contingent consideration liability related to the Verikai acquisition ($23 million at December 31, 2022), AFG uses a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3. There was no change to the estimated fair value of this liability during 2022.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$219	$—	$—	$219
States, municipalities and political subdivisions	—	1,181	5	1,186
Foreign government	—	226	—	226
Residential MBS	—	1,589	9	1,598
Commercial MBS	—	85	—	85
Collateralized loan obligations	—	1,919	2	1,921
Other asset-backed securities	—	1,916	329	2,245
Corporate and other	8	2,288	319	2,615
Total AFS fixed maturities	227	9,204	664	10,095
Trading fixed maturities	—	32	—	32
Equity securities	556	27	427	1,010
Assets of managed investment entities (“MIE”)	659	4,777	11	5,447
Total assets accounted for at fair value	$1,442	$14,040	$1,102	$16,584
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	645	4,676	11	5,332
Other liabilities — derivatives	—	42	—	42
Total liabilities accounted for at fair value	$645	$4,718	$36	$5,399

December 31, 2021
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$215	$1	$—	$216
States, municipalities and political subdivisions	—	1,791	41	1,832
Foreign government	—	246	—	246
Residential MBS	—	946	14	960
Commercial MBS	—	104	—	104
Collateralized loan obligations	—	1,643	—	1,643
Other asset-backed securities	—	2,398	278	2,676
Corporate and other	11	2,402	267	2,680
Total AFS fixed maturities	226	9,531	600	10,357
Trading fixed maturities	—	28	—	28
Equity securities	679	50	313	1,042
Assets of managed investment entities	390	4,893	13	5,296
Total assets accounted for at fair value	$1,295	$14,502	$926	$16,723
Liabilities:
Contingent consideration — acquisitions	$—	$—	$23	$23
Liabilities of managed investment entities	384	4,823	13	5,220
Total liabilities accounted for at fair value	$384	$4,823	$36	$5,243

Approximately 7% of the total assets carried at fair value at December 31, 2022, were Level 3 assets. Approximately 12% ($126 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 4% ($47 million) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 23% ($255 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Internally developed fixed maturities are priced using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately $674 million (61%) of the total fair value of Level 3 assets at December 31, 2022. Approximately 62% ($420 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 24% ($164 million) of the internally developed Level 3 assets are equity securities which are priced primarily using broker quotes and internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2022, 2021 and 2020 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(3)	—	(1)	4	(36)	5
Residential MBS	14	—	(1)	—	(1)	7	(10)	9
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	278	1	(27)	94	(52)	35	—	329
Corporate and other	267	(1)	(22)	129	(39)	20	(35)	319
Total AFS fixed maturities	600	—	(53)	223	(93)	68	(81)	664
Equity securities	313	29	—	112	(24)	4	(7)	427
Assets of MIE	13	(5)	—	3	—	—	—	11
Total Level 3 assets	$926	$24	$(53)	$338	$(117)	$72	$(88)	$1,102

Contingent consideration — acquisitions	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)
Total Level 3 liabilities	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of annuity business	Balance at December 31, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(4)	8	(2)	—	41
Residential MBS	38	(4)	—	6	(3)	6	(29)	—	14
Commercial MBS	2	—	—	—	—	—	(2)	—	—
Collateralized loan obligations	16	1	—	—	(2)	—	(15)	—	—
Other asset-backed securities	305	1	—	154	(156)	14	(40)	—	278
Corporate and other	138	(1)	(5)	184	(45)	5	(9)	—	267
Total AFS fixed maturities	538	(3)	(5)	344	(210)	33	(97)	—	600
Equity securities	176	99	—	78	(28)	—	(12)	—	313
Assets of MIE	21	—	—	5	—	1	(14)	—	13
Assets of discontinued annuity operations	2,971	85	(22)	209	(327)	32	(229)	(2,719)	—
Total Level 3 assets	$3,706	$181	$(27)	$636	$(565)	$66	$(352)	$(2,719)	$926

Contingent consideration — acquisitions	$—	$—	$—	$(23)	$—	$—	$—	$—	$(23)
Liabilities of discontinued annuity operations	(3,933)	(223)	—	(146)	159	—	—	4,143	—
Total Level 3 liabilities	$(3,933)	$(223)	$—	$(169)	$159	$—	$—	$4,143	$(23)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2019	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2020
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	40	—	1	—	(2)	—	—	39
Residential MBS	45	(1)	(1)	—	(6)	9	(8)	38
Commercial MBS	6	—	—	—	—	1	(5)	2
Collateralized loan obligations	1	—	5	—	—	52	(42)	16
Other asset-backed securities	256	(7)	5	106	(89)	42	(8)	305
Corporate and other	223	1	—	68	(60)	4	(98)	138
Total AFS fixed maturities	571	(7)	10	174	(157)	108	(161)	538
Equity securities	161	(12)	—	37	(7)	9	(12)	176
Assets of MIE	17	(6)	—	2	—	8	—	21
Assets of discontinued annuity operations	3,092	(17)	59	568	(442)	495	(784)	2,971
Total Level 3 assets	$3,841	$(42)	$69	$781	$(606)	$620	$(957)	$3,706

Liabilities of discontinued annuity operations	$(3,730)	$(283)	$—	$(242)	$322	$—	$—	$(3,933)
Total Level 3 liabilities	$(3,730)	$(283)	$—	$(242)	$322	$—	$—	$(3,933)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2022
Financial assets:
Cash and cash equivalents	$872	$872	$872	$—	$—
Mortgage loans	676	626	—	—	626
Total financial assets not accounted for at fair value	$1,548	$1,498	$872	$—	$626

Long-term debt	$1,496	$1,302	$—	$1,299	$3
Total financial liabilities not accounted for at fair value	$1,496	$1,302	$—	$1,299	$3

2021
Financial assets:
Cash and cash equivalents	$2,131	$2,131	$2,131	$—	$—
Mortgage loans	520	533	—	—	533
Total financial assets not accounted for at fair value	$2,651	$2,664	$2,131	$—	$533

Long-term debt	$1,964	$2,261	$—	$2,258	$3
Total financial liabilities not accounted for at fair value	$1,964	$2,261	$—	$2,258	$3

F.    Investments

Available for sale fixed maturities at December 31 consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
December 31, 2022
Fixed maturities:
U.S. Government and government agencies	$233	$—	$—	$(14)	$(14)	$219
States municipalities and political subdivisions	1,234	—	3	(51)	(48)	1,186
Foreign government	240	—	—	(14)	(14)	226
Residential MBS	1,757	2	23	(180)	(157)	1,598
Commercial MBS	88	—	—	(3)	(3)	85
Collateralized loan obligations	1,988	1	1	(67)	(66)	1,921
Other asset-backed securities	2,435	7	1	(184)	(183)	2,245
Corporate and other	2,761	1	11	(156)	(145)	2,615
Total fixed maturities	$10,736	$11	$39	$(669)	$(630)	$10,095

December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$216	$—	$2	$(2)	$—	$216
States municipalities and political subdivisions	1,758	—	74	—	74	1,832
Foreign government	248	—	—	(2)	(2)	246
Residential MBS	915	—	48	(3)	45	960
Commercial MBS	102	—	2	—	2	104
Collateralized loan obligations	1,643	1	3	(2)	1	1,643
Other asset-backed securities	2,677	7	17	(11)	6	2,676
Corporate and other	2,634	1	55	(8)	47	2,680
Total fixed maturities	$10,193	$9	$201	$(28)	$173	$10,357

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at December 31 (in millions):

	2022			2021
			Fair Value
	Actual		over (under)	Actual		Fair Value
	Cost	Fair Value	Cost	Cost	Fair Value	over Cost
Common stocks	$556	$553	$(3)	$491	$586	$95
Perpetual preferred stocks	436	457	21	403	456	53
Total equity securities carried at fair value	$992	$1,010	$18	$894	$1,042	$148

Investments accounted for using the equity method held by AFG’s continuing operations, by category, carrying value and net investment income are as follows (in millions):

	Carrying Value		Net Investment Income
	December 31, 2022	December 31, 2021	2022	2021	2020
Real estate-related investments (*)	$1,229	$1,130	$233	$226	$92
Private equity	438	352	32	100	18
Private debt	33	35	2	(5)	(11)
Total investments accounted for using the equity method	$1,700	$1,517	$267	$321	$99
(*)92% and 88% of the carrying value relates to underlying investments in multi-family properties as of December 31, 2022 and December 31, 2021, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $396 million and $366 million as of December 31, 2022 and December 31, 2021, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
December 31, 2022
Fixed maturities:
U.S. Government and government agencies	$(4)	$111	97%	$(10)	$107	91%
States, municipalities and political subdivisions	(50)	967	95%	(1)	15	94%
Foreign government	(5)	90	95%	(9)	134	94%
Residential MBS	(115)	1,078	90%	(65)	315	83%
Commercial MBS	(2)	44	96%	(1)	33	97%
Collateralized loan obligations	(44)	1,224	97%	(23)	587	96%
Other asset-backed securities	(100)	1,361	93%	(84)	740	90%
Corporate and other	(105)	1,665	94%	(51)	413	89%
Total fixed maturities	$(425)	$6,540	94%	$(244)	$2,344	91%

December 31, 2021
Fixed maturities:
U.S. Government and government agencies	$(1)	$92	99%	$(1)	$22	96%
States, municipalities and political subdivisions	—	9	100%	—	13	100%
Foreign government	(2)	160	99%	—	—	—%
Residential MBS	(3)	419	99%	—	7	100%
Commercial MBS	—	34	100%	—	—	—%
Collateralized loan obligations	(1)	806	100%	(1)	77	99%
Other asset-backed securities	(8)	1,250	99%	(3)	81	96%
Corporate and other	(8)	500	98%	—	26	100%
Total fixed maturities	$(23)	$3,270	99%	$(5)	$226	98%

At December 31, 2022, the gross unrealized losses on fixed maturities of $669 million relate to approximately 1,850 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 95% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2022.

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

	Structured securities (*)	Corporate and other	Total
Balance at January 1, 2020	$—	$—	$—
Impact of adoption of new accounting policy	—	—	—
Provision for expected credit losses on securities with no previous allowance	11	5	16
Reductions to previously recognized expected credit losses	(1)	(2)	(3)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at December 31, 2020	10	2	12
Provision for expected credit losses on securities with no previous allowance	—	1	1
Reductions to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(2)	(2)
Balance at December 31, 2021	8	1	9
Provision for expected credit losses on securities with no previous allowance	4	1	5
Reductions to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at December 31, 2022	$10	$1	$11
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In 2022, 2021 and 2020, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of December 31, 2022 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$430	$429	4%
After one year through five years	2,732	2,585	26%
After five years through ten years	988	933	9%
After ten years	317	299	3%
	4,467	4,246	42%
Collateralized loan obligations and other ABS (average life of approximately 3.5 years)	4,415	4,166	41%
MBS (average life of approximately 6 years)	1,843	1,683	17%
Total	$10,725	$10,095	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2022 or 2021.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred in AFG’s continuing operations.

	2022	2021	2020
Investment income:
Fixed maturities	$376	$290	$303
Equity securities:
Dividends	39	30	35
Change in fair value (a) (b)	(2)	61	7
Equity in earnings of partnerships and similar investments	267	321	99
Other	53	40	23
Gross investment income	733	742	467
Investment expenses	(16)	(12)	(6)
Net investment income (b)	$717	$730	$461
(a)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on limited partnerships and similar investments that do not qualify for equity method accounting and certain other securities classified at purchase as “fair value through net investment income.”
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

Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	2022				2021
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(27)	$(3)	$(30)	$(803)	$(1)	$1	$—	$(111)
Equity securities	(96)	—	(96)	—	110	—	110	—
Mortgage loans and other investments	10	—	10	—	—	—	—	—
Total pretax	(113)	(3)	(116)	(803)	109	1	110	(111)
Tax effects	23	1	24	170	(23)	—	(23)	23
Net of tax	$(90)	$(2)	$(92)	$(633)	$86	$1	$87	$(88)

	2020
	Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$6	$(13)	$(7)	$61
Equity securities	(70)	—	(70)	—
Mortgage loans and other investments	2	—	2	—
Total pretax	(62)	(13)	(75)	61
Tax effects	13	3	16	(13)
Net of tax	$(49)	$(10)	$(59)	$48

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during 2022, 2021 and 2020 on securities that were still owned at December 31 of each year presented as follows (in millions):

	2022	2021	2020
Included in realized gains (losses)	$(95)	$65	$(44)
Included in net investment income	5	54	12
	$(90)	$119	$(32)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	2022	2021	2020
Gross gains	$3	$7	$12
Gross losses	(18)	(1)	(5)

G.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2022		December 31, 2021
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other liabilities	$—	$37	$—	$—

Derivatives not designated as hedging instruments:
MBS with embedded derivatives	Fixed maturities	40	—	59	—
Total return swap	Other liabilities	—	5	—	—
		$40	$42	$59	$—

AFG’s interest rate swaps are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in short-term reference rates (LIBOR or SOFR).

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR or SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR or SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.25 billion at December 31, 2022, all of which were entered into in 2022. In 2022, less than $1 million (net) was reclassified from AOCI to net earnings. A collateral receivable supporting these swaps of $62 million at December 31, 2022 is included in other assets in AFG’s Balance Sheet.

The MBS with embedded derivatives consist of primarily interest-only and principal-only MBS. AFG records the change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. A collateral receivable supporting this swap of $7 million at December 31, 2022 is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for 2022, 2021 and 2020 (in millions):

		Non-designated hedges - gains (losses) included in net earnings			Qualifying cash flow hedges - gains (losses) reclassified from AOCI to net earnings
	Statement of Earnings Line	2022	2021	2020	2022	2021	2020
Derivative instruments of continuing operations:
Interest rate swaps	Net investment income	$—	$—	$—	$—	$—	$—
MBS with embedded derivatives	Realized gains (losses) on securities	(12)	(6)	(1)	—	—	—
Total return swap	Other expenses	(5)	—	—	—	—	—
Total earnings (losses) of continuing operations		$(17)	$(6)	$(1)	$—	$—	$—

Derivative instruments of discontinued operations (*):
Interest rate swaps	Net earnings from discontinued operations	$—	$—	$—	$—	$14	$40
MBS with embedded derivatives	Net earnings from discontinued operations	—	(1)	(2)	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Net earnings from discontinued operations	—	(222)	(283)	—	—	—
Equity index call options	Net earnings from discontinued operations	—	237	223	—	—	—
Equity index put options	Net earnings from discontinued operations	—	5	3	—	—	—
Reinsurance contract (embedded derivative)	Net earnings from discontinued operations	—	1	(1)	—	—	—
Total earnings (losses) of discontinued operations		—	20	(60)	—	14	40
Earnings (losses) attributable to shareholders		$(17)	$14	$(61)	$—	$14	$40
(*)Earnings (losses) for 2021 are through the May 31, 2021 effective date of the sale of the annuity business.

Based on forward interest rate curves at December 31, 2022, management estimates that it will reclassify approximately $20 million of pre-tax net losses on interest rate swaps in AOCI to expense within the next 12 months. The actual amount will vary based on interest rates at the reset dates, which occur every one to three months.
H.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 7.4% to 100% of the most subordinate debt tranche of fifteen active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2022, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $115 million (including $82 million invested in the most subordinate tranches and $3 million invested in a temporary warehousing entity) at December 31, 2022.

In 2022, AFG formed two new CLOs, which issued $754 million face amount of liabilities (including $48 million face amount purchased by AFG). In 2021, AFG formed one new CLO, which issued $408 million face amount of liabilities (including $14 million face amount purchased by AFG’s continuing operations). In 2020, AFG formed one new CLO, which issued $303 million face amount of liabilities (including $16 million face amount purchased by AFG’s continuing

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
operations).

The following table shows a progression of the fair value of AFG's investment in CLO tranches held by continuing operations (in millions):

	2022	2021	2020
Balance at beginning of period	$76	$57	$48
Purchases	66	21	17
Sales	—	—	(1)
Distributions	(18)	(22)	(6)
Change in fair value	(11)	20	(1)
Change in accrued interest	(1)	—	—
Balance at end of period (*)	$112	$76	$57
(*)Excludes $3 million invested in temporary warehousing entities at December 31, 2022 that were established to provide AFG the ability to form a new CLO when management believes market conditions are favorable.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to shareholders of AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2022	2021	2020
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(267)	$69	$(69)
Liabilities	236	(59)	49
Management fees paid to AFG	17	16	15
CLO earnings (losses) attributable to AFG Shareholders:
From continuing operations	$(10)	$20	$(1)
From discontinued annuity operations	—	20	(1)
Total	$(10)	$40	$(2)
(*)Included in revenues in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $339 million and $72 million at December 31, 2022 and 2021, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $413 million and $187 million at those dates. The CLO assets include loans with an aggregate fair value of $4 million at December 31, 2022 and $9 million at December 31, 2021, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $17 million at December 31, 2022 and $18 million at December 31, 2021).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.92 billion at December 31, 2022 and $1.64 billion at December 31, 2021.

I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2020, 2021 and 2022 are presented in the following table (in millions):

Balance at January 1, 2020 and December 31, 2020	$176
Purchase of Verikai in 2021	70
Balance at December 31, 2021 and 2022	$246

Included in other assets in AFG’s Balance Sheet is $108 million at December 31, 2022 and $106 million at December 31, 2021 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $24 million and $67 million, respectively. Amortization of intangibles was $11 million in 2022, $6 million in 2021 and

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
$12 million in 2020. Future amortization of intangibles (weighted average amortization period of 5 years is estimated to be $11 million per year in 2023, 2024, 2025 and 2026, $12 million in 2027 and $52 million thereafter.

J.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2022			2021
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$582	$(1)	$581	$590	$(2)	$588
3.50% Senior Notes due August 2026	—	—	—	425	(3)	422
5.25% Senior Notes due April 2030	261	(5)	256	300	(5)	295
Other	3	—	3	3	—	3
	846	(6)	840	1,318	(10)	1,308

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,521	$(25)	$1,496	$1,993	$(29)	$1,964

At December 31, 2022, scheduled principal payments on debt for the subsequent five years and thereafter are as follows: 2023 — none; 2024 — none; 2025 — none; 2026 — none; 2027 — none and thereafter — $1.52 billion.

During 2022, AFG repurchased $49 million principal amount of its 3.50% Senior Notes due in August 2026 for $51 million, $8 million principal amount of its 4.50% Senior Notes due in June 2047 for $6 million and $39 million principal amount of its 5.25% Senior Notes due in April 2030 for $38 million in open market transactions. In June 2022, AFG redeemed the remaining $376 million of outstanding 3.50% Senior Notes due August 2026 for $382 million (including a $6 million make-whole call premium).

In 2020, AFG issued $200 million in 4.50% Subordinated Debentures due in September 2060. The net proceeds of this offering were used, in part, to redeem AFG’s $150 million in 6% Subordinated Debentures due in November 2055 at par value. AFG also issued $300 million in 5.25% Senior Notes due in April 2030 and $150 million in 5.625% Subordinated Debentures due in June 2060 in 2020. The net proceeds of these offerings were used for general corporate purposes, which included repurchases of outstanding common shares.

AFG can borrow up to $500 million under its revolving credit facility which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at December 31, 2022 or December 31, 2021.

Cash interest payments on long-term debt were $89 million in 2022, $92 million in 2021 and $83 million in 2020.

K.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance or short-term leases at December 31, 2022 or December 31, 2021.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s operating lease right-of-use asset and operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet at December 31 and are presented in the following table (in millions):

	2022	2021
Right-of-use asset	$103	$118
Lease liability	116	136

The following table details AFG’s lease activity for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Operating lease expense included in other expenses	$36	$41	$47
Sublease income (*)	(2)	(2)	—
Total lease expense, net of sublease income	$34	$39	$47
(*)Sublease income consists of rent from third parties of office space and is included in other income in AFG’s Consolidated Statement of Earnings.

Other operating lease information for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Cash paid for lease liabilities reported in operating cash flows	$38	$43	$50
Right-of-use assets obtained under new leases	11	10	25

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at December 31, 2022 (in millions):

Operating lease payments:
2023	$36
2024	29
2025	25
2026	20
2027	6
Thereafter	12
Total lease payments	128
Impact of discounting	(12)
Operating lease liability	$116

Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	4.0%

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2022, there were 2.4 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a four-year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2022	651,846	$106.59
Granted	151,080	$133.94
Vested	(171,500)	$111.11
Forfeited	(15,559)	$109.33
Outstanding at December 31, 2022	615,867	$111.97

The total fair value of restricted stock that vested during 2022, 2021 and 2020 was $23 million, $28 million and $19 million, respectively.

AFG has not granted any stock options since 2015. Options granted in prior years have an exercise price equal to the market price of AFG Common Stock at the date of grant (adjusted for certain special dividends). Options generally became exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	414,745	$46.04
Exercised	(182,054)	$39.72
Special dividend adjustment	10,913	n/a
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2022	243,604	$44.75	1.4 years	$23

Options exercisable at December 31, 2022	243,604	$44.75	1.4 years	$23

The total intrinsic value of options exercised during 2022, 2021 and 2020 was $18 million, $88 million and $17 million, respectively. During 2022, 2021 and 2020, AFG received $7 million, $58 million and $14 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $3 million, $14 million and $3 million during those years, respectively.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $19 million for 2022, $16 million for 2021 and $20 million for 2020. AFG’s provision for income tax includes tax benefits of $8 million in 2022, $19 million in 2021 and $9 million in 2020 related to AFG’s stock incentive plans. At December 31, 2022, there was $30 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average of 2.5 years. At December 31, 2022, there was no unrecognized compensation expense related to unvested stock options.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Accumulated Other Comprehensive Income, Net of Tax   Comprehensive income is defined as all changes in shareholders’ equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income (loss), which consists primarily of changes in net unrealized gains or losses on available for sale fixed maturity securities. The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other	AOCI Ending Balance
Year ended December 31, 2022
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(821)	$174	$(647)	$—	$(647)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		18	(4)	14	—	14
Total net unrealized gains (losses) on securities	$136	(803)	170	(633)	—	(633)	$—	$(497)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		(37)	8	(29)	—	(29)
Reclassification adjustment for investment income included in net earnings		—	—	—	—	—
Total net unrealized losses on cash flow hedges	—	(37)	8	(29)	—	(29)	—	(29)
Foreign currency translation adjustments	(18)	(1)	(1)	(2)	—	(2)	—	(20)
Pension and other postretirement plan adjustments	1	2	—	2	—	2	—	3
Total	$119	$(839)	$177	$(662)	$—	$(662)	$—	$(543)

Year ended December 31, 2021
Net unrealized gains (losses) on securities:
Unrealized holding losses on securities arising during the period		$(275)	$57	$(218)	$—	$(218)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(22)	5	(17)	—	(17)
Reclassification for unrealized gains of subsidiaries sold		(1,119)	235	(884)	—	(884)
Total net unrealized gains (losses) on securities	$1,255	(1,416)	297	(1,119)	—	(1,119)	$—	$136
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for investment income included in net earnings from discontinued operations		(14)	3	(11)	—	(11)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)	—	(29)
Total net unrealized gains (losses) on cash flow hedges	41	(52)	11	(41)	—	(41)	—	—
Foreign currency translation adjustments	(16)	(2)	—	(2)	—	(2)	—	(18)
Pension and OPRP adjustments:
Unrealized holding losses on pension and OPRP arising during the period		(1)	—	(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9	—	9
Total pension and OPRP adjustments	(7)	10	(2)	8	—	8	—	1
Total	$1,273	$(1,460)	$306	$(1,154)	$—	$(1,154)	$—	$119

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	Attributable to noncontrolling interests	Attributable to shareholders	Other	AOCI Ending Balance
Year ended December 31, 2020
Net unrealized gains on securities:
Unrealized holding gains on securities arising during the period		$887	$(187)	$700	$—	$700
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(389)	82	(307)	—	(307)
Total net unrealized gains on securities	$862	498	(105)	393	—	393	$—	$1,255
Net unrealized gains on cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period		70	(14)	56	—	56
Reclassification adjustment for investment income included in net earnings from discontinued operations		(40)	8	(32)	—	(32)
Total net unrealized gains on cash flow hedges	17	30	(6)	24	—	24	—	41
Foreign currency translation adjustments	(9)	(1)	—	(1)	(2)	(3)	(4)	(16)
Pension and other postretirement plans adjustments	(7)	—	—	—	—	—	—	(7)
Total	$863	$527	$(111)	$416	$(2)	$414	$(4)	$1,273
(*)The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

M.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2022		2021		2020
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings from continuing operations before income taxes (“EBT”)	$1,123		$1,335		$339

Income taxes at statutory rate	$236	21%	$280	21%	$71	21%
Effect of:
Change in valuation allowance	(9)	(1%)	(4)	—%	(117)	(35%)
Employee stock ownership plan dividend paid deduction	(8)	(1%)	(16)	(1%)	(2)	(1%)
Tax exempt interest	(6)	(1%)	(8)	(1%)	(10)	(3%)
Stock-based compensation	(5)	—%	(13)	(1%)	(4)	(1%)
Adjustment to prior year taxes	(3)	—%	(1)	—%	1	—%
Dividend received deduction	(2)	—%	(2)	—%	(2)	(1%)
Tax benefit related to sale of Neon	—	—%	—	—%	(72)	(21%)
Nondeductible expenses	8	1%	8	1%	4	1%
Foreign operations	7	1%	—	—%	149	44%
Other	7	—%	10	—%	7	3%
Provision for income taxes as shown in the statement of earnings	$225	20%	$254	19%	$25	7%

On December 31, 2020, AFG completed the sale of the legal entities that own Neon Underwriting Limited (“Neon”), a United Kingdom-based Lloyd’s insurer (see Note C — “Acquisitions and Sale of Businesses”), which resulted in a taxable loss for U.S. tax purposes. AFG recorded a $72 million tax benefit associated with this loss in 2020. Approximately

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
$65 million of the $72 million tax benefit reduced current taxes payable while the remaining tax benefit will be received from the carry-back of the tax-basis capital loss to offset capital gains in prior tax years.

Due to uncertainty concerning the realization of the deferred tax benefits associated with losses incurred at Neon (and its predecessor), AFG maintained a full valuation allowance against the deferred tax assets related to the Lloyd’s insurance business. The effect of foreign operations and change in valuation allowance in 2020 in the table above reflect the transfer of the deferred tax assets related to Neon, to the buyer at closing, and the corresponding reduction in the valuation allowance.

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

AFG’s 2013 — 2022 tax years remain subject to examination by the IRS.

Total earnings before income taxes include earnings subject to tax in foreign jurisdictions of $64 million in 2022 and $33 million in 2021 and losses subject to tax in foreign jurisdictions of $131 million in 2020. The losses in 2020 are primarily related to Neon.

The total income tax provision of continuing operations consists of (in millions):

	2022	2021	2020
Current taxes:
Federal	$192	$162	$46
State	10	7	4
Foreign	1	1	3
Deferred taxes:
Federal	22	84	(28)
Provision for income taxes	$225	$254	$25
For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2022 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2023 - 2041	$12
Operating Loss – United Kingdom	indefinite	36	(*)
(*)£30 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$2	$12
Foreign underwriting losses	10	9
Insurance claims and reserves	255	249
Employee benefits	108	112
Other, net	24	26
Total deferred tax assets before valuation allowance	399	408
Valuation allowance against deferred tax assets	(16)	(25)
Total deferred tax assets	383	383
Deferred tax liabilities:
Investment securities	(52)	(200)
Deferred policy acquisition costs	(66)	(61)
Insurance claims and reserves transition liability	(12)	(17)
Real estate, property and equipment	(23)	(29)
Total deferred tax liabilities	(153)	(307)
Net deferred tax asset	$230	$76

AFG’s net deferred tax asset at December 31, 2022 and 2021 is included in other assets in AFG’s Balance Sheet. The increase in AFG’s net deferred tax asset at December 31, 2022 compared to December 31, 2021 reflects net unrealized losses on fixed maturities at December 31, 2022 compared to net unrealized gains at December 31, 2021 and the decrease in fair value of equity securities.

The likelihood of realizing deferred tax assets is reviewed periodically. In assessing the need for a valuation allowance, management considered taxable income in prior carryback years, future taxable income and tax planning strategies that include holding debt securities with unrealized losses until recovery. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

AFG’s $43 million of net operating loss carryforwards (“NOL”) subject to the separate return limitation year (“SRLY”) tax rules expired unutilized at December 31, 2022. Since AFG maintains a full valuation allowance against its SRLY NOLs, the expiration of these loss carryforwards was offset by corresponding reduction in the valuation allowance and had no overall impact on AFG’s income tax expense or results of operations.

At both December 31, 2022 and December 31, 2021, there are unrecognized tax benefits and related interest and penalties of less than $1 million that, if recognized, would impact the effective tax rate. AFG’s provision for income taxes in both 2022 and 2021 included interest expense of less than $1 million related to unrecognized tax benefits. There is no interest expense related to unrecognized tax benefits included in AFG’s provision for income taxes in 2020. There were liabilities of less than $1 million for interest related to unrecognized tax benefits at both December 31, 2022 and December 31, 2021. There were no penalties related to unrecognized tax benefits included in AFG’s provision for income taxes in 2022, 2021 or 2020. There is no liability for penalties related to unrecognized tax benefits at December 31, 2022 or December 31, 2021.

Cash payments for income taxes, net of refunds, were $242 million, $212 million and $179 million for 2022, 2021 and 2020, respectively.

N.    Contingencies

Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
range of reasonably possible losses cannot be estimated. Accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor, Penn Central Transportation Company (“PCTC”) and its subsidiaries, prior to its bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and Great American Financial Resources, Inc. (“GAFRI”).

AFG completed in-depth internal reviews of its asbestos and environmental (“A&E”) reserves in the third quarters of 2022 and 2021. These reviews did not identify any new trends compared to the most recent external study and resulted in immaterial adjustments to AFG’s A&E reserves. AFG completed a comprehensive external study of its A&E exposures in the third quarter of 2020 with the aid of specialty actuarial, engineering and consulting firms and outside counsel. The study resulted in special A&E charges of $47 million for the property and casualty group and $21 million for the former railroad and manufacturing operations.

The property and casualty group’s liability for A&E reserves was $525 million at December 31, 2022; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $140 million.

At December 31, 2022, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $89 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2022, GAFRI had a liability of $7 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

O.    Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.12 billion at December 31, 2022, were on deposit as required by regulatory authorities.

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

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 3.5% at both December 31, 2022 and December 31, 2021, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $9 million and $8 million at December 31, 2022 and 2021, respectively).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2022	2021	2020
Balance at beginning of period	$11,074	$10,392	$10,232
Less reinsurance recoverables, net of allowance	3,419	3,117	3,024
Net liability at beginning of period	7,655	7,275	7,208
Provision for losses and LAE occurring in the current year	3,914	3,436	3,398
Net increase (decrease) in the provision for claims of prior years:
Special A&E charges	—	—	47
Neon exited lines	—	—	19
Other	(285)	(279)	(193)
Total losses and LAE incurred	3,629	3,157	3,271
Payments for losses and LAE of:
Current year	(1,212)	(1,024)	(990)
Prior years	(1,870)	(1,753)	(1,766)
Total payments	(3,082)	(2,777)	(2,756)
Reserves of businesses disposed (*)	—	—	(449)
Foreign currency translation and other	5	—	1
Net liability at end of period	8,207	7,655	7,275
Add back reinsurance recoverables, net of allowance	3,767	3,419	3,117
Gross unpaid losses and LAE included in the balance sheet	$11,974	$11,074	$10,392
(*)Reflects the December 31, 2020 sale of Neon (see Note C — “Acquisitions and Sale of Businesses”).

The 2021 and 2020 provision for losses and LAE occurring in the current year includes $16 million and $115 million (including $20 million recorded by the Neon exited lines), respectively, of COVID-19 related losses. In addition, the net decrease in the provision for losses and LAE includes favorable development of $19 million in both 2022 and 2021 related to COVID-19 related losses.

The net decrease in the provision for claims of prior years in 2022 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and in the Singapore operations, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability and excess and surplus businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the general liability, umbrella and excess liability and certain targeted markets businesses (within the Specialty casualty sub-segment) and (ii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty), primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

The net decrease in the provision for claims of prior years in 2021 reflects (i) lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business, lower than expected claim severity in the ocean marine business and lower than expected claim frequency in the aviation business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the general liability and targeted markets businesses (within the Specialty casualty sub-segment) and (ii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

The net decrease in the provision for claims of prior years in 2020 reflects (i) lower than expected claim frequency and severity in the aviation, transportation and agricultural businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than anticipated claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit business and lower than anticipated claim frequency and severity in the financial

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
institutions, fidelity and surety businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) the $47 million special charge to increase asbestos and environmental reserves and adverse reserve development of $19 million on Neon’s exited lines of business, (ii) higher than expected claim frequency and severity in general liability contractor claims and the excess and surplus and excess liability businesses and higher than anticipated claim severity in the targeted markets businesses (within the Specialty casualty sub-segment), (iii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty) and (iv) net adverse reserve development related to business outside the Specialty group that AFG no longer writes.

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2022
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,481
Specialty casualty	4,688
Specialty financial	277
Other specialty	525
Total Specialty (excluding foreign reserves)	6,971

Other reserves
Foreign operations	380
A&E reserves	385
Unallocated LAE	418
Other	53
Total other reserves	1,236
Total reserves, net of reinsurance	8,207

Add back reinsurance recoverables, net of allowance	3,767
Gross unpaid losses and LAE included in the balance sheet	$11,974

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2022
	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$882	$870	$872	$878	$878	$877	$873	$871	$870	$870	$4	139,031
2014		844	828	817	820	815	808	804	802	800	5	133,262
2015			818	784	779	777	777	772	768	769	7	135,048
2016				746	716	714	706	694	688	689	9	121,361
2017					889	847	843	823	816	820	15	140,902
2018						932	902	886	876	882	24	130,600
2019							1,111	1,058	1,051	1,055	35	154,011
2020								1,043	974	957	71	121,649
2021									1,119	1,023	129	122,024
2022										1,393	436	122,637
									Total	$9,258

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	% (a)
2013	$438	$702	$760	$804	$831	$847	$858	$860	$861	$864	99.3%
2014		329	632	693	744	770	783	789	791	792	99.0%
2015			359	582	667	707	736	744	750	755	98.2%
2016				294	521	577	618	640	656	665	96.5%
2017					379	640	696	735	755	783	95.5%
2018						396	676	738	781	824	93.4%
2019							527	823	904	959	90.9%
2020								461	726	804	84.0%
2021									449	767	75.0%
2022										587	42.1%
									Total	$7,800
				Unpaid losses and LAE — years 2013 through 2022						1,458
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								23
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,481

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	45.6%	31.2%	7.9%	5.3%	3.4%	2.0%	1.0%	0.4%	0.1%	0.3%
Cumulative	45.6%	76.8%	84.7%	90.0%	93.4%	95.4%	96.4%	96.8%	96.9%	97.2%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2022).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2022
	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$968	$949	$945	$940	$945	$926	$916	$905	$898	$895	$28	55,221
2014		1,035	1,008	1,008	1,006	982	967	952	950	955	36	57,158
2015			1,081	1,043	1,041	1,042	1,024	1,021	1,015	1,007	49	58,251
2016				1,131	1,122	1,116	1,101	1,090	1,069	1,046	83	56,549
2017					1,211	1,221	1,204	1,189	1,162	1,139	139	57,232
2018						1,277	1,307	1,302	1,262	1,269	226	59,219
2019							1,308	1,311	1,322	1,280	300	59,029
2020								1,352	1,329	1,258	440	53,383
2021									1,384	1,389	696	54,555
2022										1,475	954	48,805
									Total	$11,713

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	% (a)
2013	$182	$396	$554	$666	$729	$766	$797	$820	$835	$845	94.4%
2014		190	412	574	680	755	801	829	862	881	92.3%
2015			178	411	577	702	792	844	888	913	90.7%
2016				186	418	584	713	806	870	906	86.6%
2017					200	422	612	755	833	902	79.2%
2018						210	475	649	794	901	71.0%
2019							212	455	651	795	62.1%
2020								188	446	613	48.7%
2021									191	438	31.5%
2022										198	13.4%
									Total	$7,392
				Unpaid losses and LAE — years 2013 through 2022						4,321
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								367
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$4,688

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	16.8%	21.1%	15.7%	11.9%	8.0%	5.3%	3.6%	2.8%	1.8%	1.1%
Cumulative	16.8%	37.9%	53.6%	65.5%	73.5%	78.8%	82.4%	85.2%	87.0%	88.1%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2022).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2022
	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$140	$145	$137	$131	$127	$126	$122	$122	$120	$118	$1	28,477
2014		146	157	156	153	147	142	137	136	135	1	29,470
2015			156	160	158	153	145	138	136	135	1	37,627
2016				179	184	187	182	174	170	173	2	45,177
2017					212	215	212	208	203	202	4	48,831
2018						212	217	219	207	201	7	46,764
2019							194	198	191	186	15	41,898
2020								231	215	202	23	29,638
2021									223	201	49	26,983
2022										243	124	19,415
									Total	$1,796

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	% (a)
2013	$70	$100	$107	$113	$117	$117	$118	$118	$118	$117	99.2%
2014		62	109	125	128	137	139	141	140	141	104.4%
2015			72	110	129	133	132	134	134	134	99.3%
2016				88	141	158	161	163	164	171	98.8%
2017					120	169	186	194	193	192	95.0%
2018						112	163	187	188	192	95.5%
2019							99	146	164	168	90.3%
2020								100	144	159	78.7%
2021									98	136	67.7%
2022										108	44.4%
									Total	$1,518
				Unpaid losses and LAE — years 2013 through 2022						278
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								(1)
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$277

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	52.1%	26.1%	9.9%	2.7%	2.0%	0.6%	1.6%	(0.2%)	0.4%	(0.8%)
Cumulative	52.1%	78.2%	88.1%	90.8%	92.8%	93.4%	95.0%	94.8%	95.2%	94.4%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2022).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2022
	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$46	$47	$46	$47	$50	$53	$58	$58	$60	$63	$1	—
2014		58	57	59	59	60	61	64	66	68	3	—
2015			59	60	63	66	76	82	84	87	5	—
2016				61	61	65	71	76	77	78	10	—
2017					63	65	70	81	88	95	7	—
2018						86	90	92	94	100	26	—
2019							108	107	108	111	32	—
2020								122	117	129	62	—
2021									135	141	95	—
2022										159	122	—
									Total	$1,031

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	% (b)
2013	$7	$16	$22	$34	$37	$44	$51	$53	$57	$60	95.2%
2014		13	21	30	36	43	50	53	54	56	82.4%
2015			10	26	31	50	62	69	75	76	87.4%
2016				9	19	31	47	53	60	64	82.1%
2017					10	19	30	52	63	76	80.0%
2018						12	23	32	44	60	60.0%
2019							9	24	49	61	55.0%
2020								9	21	44	34.1%
2021									8	27	19.1%
2022										11	6.9%
									Total	$535
				Unpaid losses and LAE — years 2013 through 2022						496
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								29
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$525

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	10.3%	12.7%	13.1%	16.6%	10.7%	10.4%	6.9%	1.9%	4.6%	4.8%
Cumulative	10.3%	23.0%	36.1%	52.7%	63.4%	73.8%	80.7%	82.6%	87.2%	92.0%
(a)The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).
(b)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2022).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2022
	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$2,036	$2,011	$2,000	$1,996	$2,000	$1,982	$1,969	$1,956	$1,948	$1,946	$34	222,729
2014		2,083	2,050	2,040	2,038	2,004	1,978	1,957	1,954	1,958	45	219,890
2015			2,114	2,047	2,041	2,038	2,022	2,013	2,003	1,998	62	230,926
2016				2,117	2,083	2,082	2,060	2,034	2,004	1,986	104	223,087
2017					2,375	2,348	2,329	2,301	2,269	2,256	165	246,965
2018						2,507	2,516	2,499	2,439	2,452	283	236,583
2019							2,721	2,674	2,672	2,632	382	254,938
2020								2,748	2,635	2,546	596	204,670
2021									2,861	2,754	969	203,562
2022										3,270	1,636	190,857
									Total	$23,798

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2013–2021 is Supplementary Information and Unaudited)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	% (a)
2013	$697	$1,214	$1,443	$1,617	$1,714	$1,774	$1,824	$1,851	$1,871	$1,886	96.9%
2014		594	1,174	1,422	1,588	1,705	1,773	1,812	1,847	1,870	95.5%
2015			619	1,129	1,404	1,592	1,722	1,791	1,847	1,878	94.0%
2016				577	1,099	1,350	1,539	1,662	1,750	1,806	90.9%
2017					709	1,250	1,524	1,736	1,844	1,953	86.6%
2018						730	1,337	1,606	1,807	1,977	80.6%
2019							847	1,448	1,768	1,983	75.3%
2020								758	1,337	1,620	63.6%
2021									746	1,368	49.7%
2022										904	27.6%
									Total	$17,245
				Unpaid losses and LAE — years 2013 through 2022						6,553
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								418
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$6,971

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	30.4%	25.0%	12.2%	8.9%	5.9%	3.9%	2.5%	1.6%	1.1%	0.8%
Cumulative	30.4%	55.4%	67.6%	76.5%	82.4%	86.3%	88.8%	90.4%	91.5%	92.3%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2022).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Policy Acquisition Costs   Included in property and casualty insurance commissions and other underwriting expenses in AFG’s Statement of Earnings is amortization of deferred policy acquisition costs of $641 million, $580 million, and $615 million in 2022, 2021 and 2020, respectively.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2022	2021	2020	2022	2021
Property and casualty companies	$912	$1,007	$481	$4,356	$4,221

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) applies to property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2022 and 2021, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2022 or 2021.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2023 from its insurance subsidiaries without seeking regulatory approval is $887 million. Additional amounts of dividends require regulatory approval.

Holding Company Dividends   AFG declared and paid common stock dividends to shareholders totaling $1.22 billion, $2.38 billion and $336 million in 2022, 2021 and 2020, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2022, AFG could pay dividends of approximately $1 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2022	2021	2020
Direct premiums written	$8,774	$7,700	$6,862
Reinsurance assumed	283	246	225
Reinsurance ceded	(2,851)	(2,373)	(2,074)
Net written premiums	$6,206	$5,573	$5,013

Direct premiums earned	$8,582	$7,462	$6,846
Reinsurance assumed	274	249	237
Reinsurance ceded	(2,771)	(2,307)	(1,984)
Net earned premiums	$6,085	$5,404	$5,099

Reinsurance recoveries	$2,065	$1,478	$1,522

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable See Note A — “Accounting Policies — Credit Losses on Financial Instruments,” for a discussion of guidance effective January 1, 2020, which impacted the accounting for expected credit losses of recoverables from reinsurers and premiums receivable. AFG reviews the allowance quarterly and makes adjustments as necessary to reflect changes in expected credit losses. Progressions of the allowance for expected credit losses are shown below (in millions):

	Recoverables from Reinsurers			Premiums Receivable
	2022	2021	2020	2022	2021	2020
Balance at January 1	$8	$6	$18	$8	$10	$13
Impact of adoption of new accounting policy	—	—	(11)	—	—	(3)
Provision for expected credit losses	—	2	—	—	(2)	1
Write-offs charged against the allowance	—	—	—	—	—	(1)
Businesses disposed	—	—	(1)	—	—	—
Balance at December 31	$8	$8	$6	$8	$8	$10

P.    Additional Information

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2022, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $479 million.

Benefit Plans   AFG expensed approximately $41 million in 2022, $61 million in 2021 and $41 million in 2020 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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
Schedules filed herewith for 2022, 2021, and 2020:
Page
		II — Condensed Financial Information of Registrant	S-3
		III — Supplementary Insurance Information	S-5

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on the next page.

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
2	Stock Purchase Agreement, dated as of January 27, 2021, by and among Massachusetts Mutual Life Insurance Company, Great American Financial Resources, Inc. and American Financial Group, Inc., filed as Exhibit 2.1 to the Form 8-K filed on January 28, 2021.	(*)
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3.A to AFG’s Form 10-K for 2019.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3.1 to the Form 8-K filed on April 1, 2020.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184913) filed by AFG on November 13, 2012.	(*)
10(b)	Deferred Compensation Plan Amended and Restated as of January 1, 2022 filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-268292) filed by AFG on November 10, 2022.	(*)
10(c)	Annual Senior Executive Bonus Plan, filed as Exhibit 10(d) to AFG’s 10-K for 2017.	(*)
10(d)	Amended and Restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(e)	2015 Stock Incentive Plan filed as Exhibit 10(g) to AFG’s Form 10-K for 2015.	(*)
10(f)	Senior Executive Long Term Incentive Compensation Plan, filed as Appendix A to AFG’s Proxy Statement filed on April 1, 2016.	(*)
10(g)	Credit Agreement dated December 14, 2020, among American Financial Group, Inc., Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on December 15, 2020.	(*)
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Incorporated herein by reference.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$225	$589
Investment in securities	591	1,281
Investment in subsidiaries (*)	4,825	5,334
Real estate and other investments	63	2
Other assets	132	103
Total assets	$5,836	$7,309

Liabilities and Equity:
Long-term debt	$1,496	$1,964
Other liabilities	288	333
Shareholders’ equity	4,052	5,012
Total liabilities and equity	$5,836	$7,309

Condensed Statement of Earnings

	Year ended December 31,
	2022	2021	2020
Revenues:
Dividends from subsidiaries	$879	$835	$543
Equity in undistributed earnings of subsidiaries	405	1,721	474
Investment and other income	28	29	32
Total revenues	1,312	2,585	1,049

Costs and Expenses:
Interest charges on intercompany borrowings	7	7	8
Interest charges on other borrowings	85	94	88
Other expenses	97	129	94
Total costs and expenses	189	230	190

Earnings before income taxes	1,123	2,355	859
Provision for income taxes	225	360	127
Net Earnings Attributable to Shareholders	$898	$1,995	$732

Condensed Statement of Comprehensive Income

	Year ended December 31,
	2022	2021	2020
Net earnings attributable to shareholders	$898	$1,995	$732
Other comprehensive income (loss), net of tax	(662)	(1,154)	414
Total comprehensive income (loss), net of tax	$236	$841	$1,146

________________________
(*)Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2022	2021	2020
Operating Activities:
Net earnings attributable to shareholders	$898	$1,995	$732
Adjustments:
Equity in net earnings of subsidiaries	(1,030)	(2,144)	(780)
Dividends from subsidiaries	539	830	543
Other operating activities, net	(80)	152	(12)
Net cash provided by operating activities	327	833	483

Investing Activities:
Capital contributions to subsidiaries	(26)	(107)	(297)
Returns of capital from subsidiaries	29	3	—
Purchases of:
Investments, property and equipment	(223)	(1,478)	(2)
Businesses	—	(120)	—
Proceeds from:
Maturities and redemptions of investments	556	277	2
Sales of investments, property and equipment	656	11	—
Sales of businesses	—	3,581	3
Net cash provided by (used in) investing activities	992	2,167	(294)

Financing Activities:
Additional long-term borrowings	—	—	634
Reductions of long-term debt	(477)	—	(150)
Issuances of Common Stock	18	67	23
Repurchases of Common Stock	(11)	(319)	(313)
Cash dividends paid on Common Stock	(1,213)	(2,374)	(334)
Net cash used in financing activities	(1,683)	(2,626)	(140)

Net Change in Cash and Cash Equivalents	(364)	374	49
Cash and cash equivalents at beginning of year	589	215	166
Cash and cash equivalents at end of year	$225	$589	$215

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2022
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums
2022
Property and casualty insurance	$288	$11,974	$3,246	$6,085	$683	$3,629	$641	$1,091	$6,206
Other	—	—	—	—	34	—	—	556	—
Total	$288	$11,974	$3,246	$6,085	$717	$3,629	$641	$1,647	$6,206

2021
Property and casualty insurance	$267	$11,074	$3,041	$5,404	$663	$3,157	$580	$967	$5,573
Other	—	—	—	—	67	—	—	513	—
Total	$267	$11,074	$3,041	$5,404	$730	$3,157	$580	$1,480	$5,573

2020
Property and casualty insurance	$244	$10,392	$2,803	$5,099	$399	$3,271	$615	$1,036	$5,013
Other	—	—	—	—	62	—	—	508	—
Total	$244	$10,392	$2,803	$5,099	$461	$3,271	$615	$1,544	$5,013

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 24, 2023	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 24, 2023
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 24, 2023
S. Craig Lindner	(Principal Executive Officer)

/s/ Brian S. Hertzman	Senior Vice President and Chief Financial Officer	February 24, 2023
Brian S. Hertzman	(Principal Financial and Accounting Officer)

/s/ John B. Berding	Director	February 24, 2023
John B. Berding

/s/ James E. Evans	Director	February 24, 2023
James E. Evans

/s/ Terry S. Jacobs	Director*	February 24, 2023
Terry S. Jacobs

/s/ Gregory G. Joseph	Lead Independent Director*	February 24, 2023
Gregory G. Joseph

/s/ Mary Beth Martin	Director	February 24, 2023
Mary Beth Martin

/s/ Amy Y. Murray	Director*	February 24, 2023
Amy Y. Murray

/s/ Evans N. Nwankwo	Director	February 24, 2023
Evans N. Nwankwo

/s/ William W. Verity	Director	February 24, 2023
William W. Verity

/s/ John I. Von Lehman	Director*	February 24, 2023
John I. Von Lehman

* Member of the Audit Committee