Form 10-Q
period 2023-03-31
AMERICAN FINANCIAL GROUP INC
filed 2023-05-05
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2023, there were 85,179,671 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$857	$872
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,583 and $10,736; allowance for expected credit losses of $16 and $11)	10,044	10,095
Fixed maturities, trading at fair value	36	32
Equity securities, at fair value	1,008	1,010
Investments accounted for using the equity method	1,733	1,700
Mortgage loans	646	676
Real estate and other investments	127	127
Total cash and investments	14,451	14,512

Recoverables from reinsurers	3,838	3,977
Prepaid reinsurance premiums	1,021	917
Agents’ balances and premiums receivable	1,459	1,339
Deferred policy acquisition costs	285	288
Assets of managed investment entities	5,391	5,447
Other receivables	637	886
Other assets	1,153	1,219
Goodwill	246	246
Total assets	$28,481	$28,831

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$11,761	$11,974
Unearned premiums	3,435	3,246
Payable to reinsurers	911	1,035
Liabilities of managed investment entities	5,258	5,332
Long-term debt	1,478	1,496
Other liabilities	1,697	1,696
Total liabilities	24,540	24,779

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 85,171,658 and 85,204,006 shares outstanding	85	85
Capital surplus	1,374	1,368
Retained earnings	2,933	3,142
Accumulated other comprehensive income (loss), net of tax	(451)	(543)
Total shareholders’ equity	3,941	4,052
Total liabilities and shareholders’ equity	$28,481	$28,831

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2023	2022
Revenues:
Property and casualty insurance net earned premiums	$1,437	$1,302
Net investment income	217	230
Realized gains (losses) on securities	(46)	(15)
Income of managed investment entities:
Investment income	104	46
Gain (loss) on change in fair value of assets/liabilities	(4)	(5)
Other income	32	30
Total revenues	1,740	1,588

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	820	693
Commissions and other underwriting expenses	473	414
Interest charges on borrowed money	19	23
Expenses of managed investment entities	95	39
Other expenses	69	58
Total costs and expenses	1,476	1,227
Earnings before income taxes	264	361
Provision for income taxes	52	71
Net Earnings	$212	$290

Earnings per Common Share:
Total basic earnings	$2.49	$3.41
Total diluted earnings	$2.49	$3.40
Average number of Common Shares:
Basic	85.2	85.0
Diluted	85.4	85.2

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2023	2022
Net earnings	$212	$290

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	61	(247)
Reclassification adjustment for realized (gains) losses included in net earnings	23	2
Total net unrealized gains (losses) on securities	84	(245)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	4	(3)
Reclassification adjustment for investment income included in net earnings	4	(1)
Total net unrealized gains (losses) on cash flow hedges	8	(4)
Foreign currency translation adjustments	—	(1)
Other comprehensive income (loss), net of tax	92	(250)

Comprehensive income	$304	$40

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	212	—	212
Other comprehensive income	—	—	—	92	92
Dividends ($4.63 per share)	—	—	(394)	—	(394)
Shares issued:
Exercise of stock options	64,339	3	—	—	3
Restricted stock awards	147,169	—	—	—	—
Other benefit plans	12,299	2	—	—	2
Dividend reinvestment plan	10,911	1	—	—	1
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(199,762)	(4)	(20)	—	(24)
Shares exchanged — benefit plans	(55,382)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(11,922)	—	—	—	—
Balance at March 31, 2023	85,171,658	$1,459	$2,933	$(451)	$3,941

Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	290	—	290
Other comprehensive loss	—	—	—	(250)	(250)
Dividends ($2.56 per share)	—	—	(217)	—	(217)
Shares issued:
Exercise of stock options	105,404	4	—	—	4
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	10,607	1	—	—	1
Dividend reinvestment plan	6,282	1	—	—	1
Stock-based compensation expense	—	6	—	—	6
Shares acquired and retired	(35,201)	(1)	(4)	—	(5)
Shares exchanged — benefit plans	(47,909)	(1)	(6)	—	(7)
Forfeitures of restricted stock	(8,399)	—	—	—	—
Balance at March 31, 2022	85,102,829	$1,425	$3,541	$(131)	$4,835

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2023	2022
Operating Activities:
Net earnings	$212	$290
Adjustments:
Depreciation and amortization	20	26
Realized (gains) losses on investing activities	45	15
Net purchases of trading securities	(3)	(1)
Change in:
Reinsurance and other receivables	162	39
Other assets	48	1
Insurance claims and reserves	(24)	77
Payable to reinsurers	(124)	(10)
Other liabilities	(28)	18
Managed investment entities’ assets/liabilities	139	172
Other operating activities, net	(44)	(124)
Net cash provided by operating activities	403	503

Investing Activities:
Purchases of:
Fixed maturities	(575)	(1,682)
Equity securities	(41)	(45)
Mortgage loans	—	(265)
Other investments	(49)	(47)
Real estate, property and equipment	(13)	(23)
Proceeds from:
Maturities and redemptions of fixed maturities	381	959
Repayments of mortgage loans	32	1
Sales of fixed maturities	342	17
Sales of equity securities	56	60
Sales of other investments	33	59
Sales of real estate, property and equipment	1	—
Managed investment entities:
Purchases of investments	(648)	(357)
Proceeds from sales and redemptions of investments	554	217
Other investing activities, net	—	(5)
Net cash provided by (used in) investing activities	73	(1,111)

Financing Activities:
Reductions of long-term debt	(16)	(50)
Issuances of Common Stock	4	5
Repurchases of Common Stock	(24)	(5)
Cash dividends paid on Common Stock	(393)	(216)
Issuances of managed investment entities’ liabilities	588	60
Retirements of managed investment entities’ liabilities	(650)	(136)
Net cash used in financing activities	(491)	(342)
Net Change in Cash and Cash Equivalents	(15)	(950)
Cash and cash equivalents at beginning of period	872	2,131
Cash and cash equivalents at end of period	$857	$1,181

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Long-Term Debt
B.	Segments of Operations	I.	Shareholders’ Equity
C.	Fair Value Measurements	J.	Income Taxes
D.	Investments	K.	Contingencies
E.	Derivatives	L.	Insurance
F.	Managed Investment Entities	M.	Subsequent Event
G.	Goodwill and Other Intangibles

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2023, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first three months of 2023.

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

AFG manages, and has investments in, collateralized loan obligations (“CLOs”) that are VIEs (see Note F — “Managed Investment Entities”). AFG has determined that it is the primary beneficiary of these CLOs because (i) its role as asset manager gives it the power to direct the activities that most significantly impact the economic performance of the CLOs and (ii) through its investment in the CLO debt tranches, it has exposure to CLO losses (limited to the amount AFG invested) and the right to receive CLO benefits that could potentially be significant to the CLOs.

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

At March 31, 2023, assets and liabilities of managed investment entities included $66 million in assets and $53 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At March 31, 2023 AFG has a $126 million lease liability included in other liabilities and a lease right-of-use asset of $114 million included in other assets compared to $116 million and $103 million, respectively, at December 31, 2022.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of both 2023 and 2022 — 0.2 million.

There were no anti-dilutive potential common shares for the first three months of 2023 or 2022.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks and other specialty transportation niches, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, executive and professional liability, general liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
property insurance), fidelity and surety products and trade credit insurance. Premiums and underwriting profit included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of a deferred gain on a retroactive reinsurance transaction related to the sale of a business. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services.

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2023	2022
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$475	$443
Specialty casualty	704	639
Specialty financial	196	163
Other specialty	62	57
Total premiums earned	1,437	1,302
Net investment income	207	223
Other income	5	4
Total property and casualty insurance	1,649	1,529
Other	137	74
Total revenues before realized gains (losses)	1,786	1,603
Realized gains (losses) on securities	(46)	(15)
Total revenues	$1,740	$1,588

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$43	$62
Specialty casualty	88	124
Specialty financial	26	29
Other specialty	(2)	(7)
Other lines	(1)	(1)
Total underwriting	154	207
Investment and other income, net	196	215
Total property and casualty insurance	350	422
Other (*)	(40)	(46)
Total earnings before realized gains (losses) and income taxes	310	376
Realized gains (losses) on securities	(46)	(15)
Total earnings before income taxes	$264	$361
(*)Includes holding company interest and expenses, including a gain of $2 million and a loss of $2 million on retirement of debt in the first three months of 2023 and 2022, respectively.

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

The contingent consideration liability (included in other liabilities in AFG’s Balance Sheet) relates primarily to AFG’s acquisition of Verikai in December 2021. This liability is remeasured at fair value at each balance sheet date with changes in fair value recognized in net earnings. To estimate the fair value of the contingent consideration liability related to the Verikai acquisition ($23 million at March 31, 2023), AFG uses a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3. There was no change to the estimated fair value of this liability during the first three months of 2023.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$225	$—	$—	$225
States, municipalities and political subdivisions	—	988	5	993
Foreign government	—	226	—	226
Residential MBS	—	1,584	5	1,589
Commercial MBS	—	78	—	78
Collateralized loan obligations	—	1,898	1	1,899
Other asset-backed securities	—	1,906	335	2,241
Corporate and other	8	2,426	359	2,793
Total AFS fixed maturities	233	9,106	705	10,044
Trading fixed maturities	—	36	—	36
Equity securities	568	29	411	1,008
Assets of managed investment entities (“MIE”)	477	4,902	12	5,391
Other assets — derivatives	—	4	—	4
Total assets accounted for at fair value	$1,278	$14,077	$1,128	$16,483
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	465	4,781	12	5,258
Other liabilities — derivatives	—	28	—	28
Total liabilities accounted for at fair value	$465	$4,809	$37	$5,311

December 31, 2022
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$219	$—	$—	$219
States, municipalities and political subdivisions	—	1,181	5	1,186
Foreign government	—	226	—	226
Residential MBS	—	1,589	9	1,598
Commercial MBS	—	85	—	85
Collateralized loan obligations	—	1,919	2	1,921
Other asset-backed securities	—	1,916	329	2,245
Corporate and other	8	2,288	319	2,615
Total AFS fixed maturities	227	9,204	664	10,095
Trading fixed maturities	—	32	—	32
Equity securities	556	27	427	1,010
Assets of managed investment entities	659	4,777	11	5,447
Total assets accounted for at fair value	$1,442	$14,040	$1,102	$16,584
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	645	4,676	11	5,332
Other liabilities — derivatives	—	42	—	42
Total liabilities accounted for at fair value	$645	$4,718	$36	$5,399

Approximately 7% of the total assets carried at fair value at March 31, 2023, were Level 3 assets. Approximately 11% ($120 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 5% ($58 million) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 25% ($279 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately $671 million (59%) of the total fair value of Level 3 assets at March 31, 2023. Approximately 70% ($472 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 18% ($123 million) of the internally developed Level 3 assets are equity securities which are priced primarily using broker quotes and internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2023 and 2022 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	—	—	—	5
Residential MBS	9	—	—	—	(3)	4	(5)	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	—	—	—	—	—	(1)	1
Other asset-backed securities	329	—	4	7	(5)	—	—	335
Corporate and other	319	5	2	44	(11)	—	—	359
Total AFS fixed maturities	664	5	6	51	(19)	4	(6)	705
Equity securities	427	(3)	—	31	(22)	—	(22)	411
Assets of MIE	11	(1)	—	2	—	—	—	12
Total Level 3 assets	$1,102	$1	$6	$84	$(41)	$4	$(28)	$1,128

Contingent consideration — acquisitions	$(25)	$—	$—	$—	$—	$—	$—	$(25)
Total Level 3 liabilities	$(25)	$—	$—	$—	$—	$—	$—	$(25)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(2)	—	(1)	—	(5)	33
Residential MBS	14	—	—	—	(1)	—	(2)	11
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	278	2	(9)	47	(15)	34	—	337
Corporate and other	267	—	(10)	28	(7)	—	(34)	244
Total AFS fixed maturities	600	2	(21)	75	(24)	34	(41)	625
Equity securities	313	22	—	30	(3)	3	(4)	361
Assets of MIE	13	(1)	—	—	—	—	—	12
Total Level 3 assets	$926	$23	$(21)	$105	$(27)	$37	$(45)	$998

Contingent consideration — acquisitions	$(23)	$—	$—	$—	$—	$—	$—	$(23)
Total Level 3 liabilities	$(23)	$—	$—	$—	$—	$—	$—	$(23)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and cash equivalents	$857	$857	$857	$—	$—
Mortgage loans	646	600	—	—	600
Total financial assets not accounted for at fair value	$1,503	$1,457	$857	$—	$600

Long-term debt	$1,478	$1,286	$—	$1,283	$3
Total financial liabilities not accounted for at fair value	$1,478	$1,286	$—	$1,283	$3

December 31, 2022
Financial assets:
Cash and cash equivalents	$872	$872	$872	$—	$—
Mortgage loans	676	626	—	—	626
Total financial assets not accounted for at fair value	$1,548	$1,498	$872	$—	$626

Long-term debt	$1,496	$1,302	$—	$1,299	$3
Total financial liabilities not accounted for at fair value	$1,496	$1,302	$—	$1,299	$3

D.    Investments

Available for sale fixed maturities at March 31, 2023 and December 31, 2022, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2023
Fixed maturities:
U.S. government and government agencies	$236	$—	$—	$(11)	$(11)	$225
States, municipalities and political subdivisions	1,024	—	4	(35)	(31)	993
Foreign government	238	—	—	(12)	(12)	226
Residential MBS	1,743	2	23	(175)	(152)	1,589
Commercial MBS	80	—	—	(2)	(2)	78
Collateralized loan obligations	1,950	1	3	(53)	(50)	1,899
Other asset-backed securities	2,395	8	2	(148)	(146)	2,241
Corporate and other	2,917	5	22	(141)	(119)	2,793
Total fixed maturities	$10,583	$16	$54	$(577)	$(523)	$10,044

December 31, 2022
Fixed maturities:
U.S. government and government agencies	$233	$—	$—	$(14)	$(14)	$219
States, municipalities and political subdivisions	1,234	—	3	(51)	(48)	1,186
Foreign government	240	—	—	(14)	(14)	226
Residential MBS	1,757	2	23	(180)	(157)	1,598
Commercial MBS	88	—	—	(3)	(3)	85
Collateralized loan obligations	1,988	1	1	(67)	(66)	1,921
Other asset-backed securities	2,435	7	1	(184)	(183)	2,245
Corporate and other	2,761	1	11	(156)	(145)	2,615
Total fixed maturities	$10,736	$11	$39	$(669)	$(630)	$10,095

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023			December 31, 2022
	Actual Cost		Fair Value	Actual Cost		Fair Value
		Fair Value	over (under) Cost		Fair Value	over (under) Cost
Common stocks	$595	$579	$(16)	$556	$553	$(3)
Perpetual preferred stocks	434	429	(5)	436	457	21
Total equity securities carried at fair value	$1,029	$1,008	$(21)	$992	$1,010	$18

The following table shows the carrying value and net investment income from investments accounted for using the equity method (in millions):

			Net Investment Income
	Carrying Value		Three months ended March 31,
	March 31, 2023	December 31, 2022	2023	2022
Real estate-related investments (*)	$1,297	$1,229	$47	$100
Private equity	401	438	8	33
Private debt	35	33	2	—
Total investments accounted for using the equity method	$1,733	$1,700	$57	$133
(*)92% of the carrying value relates to underlying investments in multi-family properties at both March 31, 2023 and December 31, 2022.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $412 million and $396 million as of March 31, 2023 and December 31, 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2023
Fixed maturities:
U.S. government and government agencies	$(1)	$43	98%	$(10)	$173	95%
States, municipalities and political subdivisions	(17)	468	96%	(18)	240	93%
Foreign government	(2)	14	88%	(10)	209	95%
Residential MBS	(18)	397	96%	(157)	939	86%
Commercial MBS	—	20	100%	(2)	49	96%
Collateralized loan obligations	(12)	697	98%	(41)	908	96%
Other asset-backed securities	(17)	600	97%	(131)	1,457	92%
Corporate and other	(39)	945	96%	(102)	933	90%
Total fixed maturities	$(106)	$3,184	97%	$(471)	$4,908	91%

December 31, 2022
Fixed maturities:
U.S. government and government agencies	$(4)	$111	97%	$(10)	$107	91%
States, municipalities and political subdivisions	(50)	967	95%	(1)	15	94%
Foreign government	(5)	90	95%	(9)	134	94%
Residential MBS	(115)	1,078	90%	(65)	315	83%
Commercial MBS	(2)	44	96%	(1)	33	97%
Collateralized loan obligations	(44)	1,224	97%	(23)	587	96%
Other asset-backed securities	(100)	1,361	93%	(84)	740	90%
Corporate and other	(105)	1,665	94%	(51)	413	89%
Total fixed maturities	$(425)	$6,540	94%	$(244)	$2,344	91%

At March 31, 2023, the gross unrealized losses on fixed maturities of $577 million relate to approximately 1,700 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 94% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2023.

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

	Structured Securities (*)	Corporate and Other	Total
Balance at January 1, 2023	$10	$1	$11
Provision for expected credit losses on securities with no previous allowance	1	5	6
Additions (reductions) to previously recognized expected credit losses	—	(1)	(1)
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2023	$11	$5	$16

Balance at January 1, 2022	$8	$1	$9
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2022	$6	$1	$7
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first three months of 2023 and 2022, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of March 31, 2023 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$350	$345	3%
After one year through five years	2,633	2,514	25%
After five years through ten years	1,043	1,008	10%
After ten years	384	370	4%
	4,410	4,237	42%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,336	4,140	41%
MBS (average life of approximately 6 years)	1,821	1,667	17%
Total	$10,567	$10,044	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2023 or December 31, 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2023	2022
Investment income:
Fixed maturities	$122	$80
Equity securities:
Dividends	9	7
Change in fair value (*)	16	7
Equity in earnings of partnerships and similar investments	57	133
Other	18	7
Gross investment income	222	234
Investment expenses	(5)	(4)
Net investment income	$217	$230
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
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(23)	$(5)	$(28)	$107	$(4)	$2	$(2)	$(311)
Equity securities	(18)	—	(18)	—	(13)	—	(13)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(41)	(5)	(46)	107	(17)	2	(15)	(311)
Tax effects	8	1	9	(23)	3	—	3	66
Net of tax	$(33)	$(4)	$(37)	$84	$(14)	$2	$(12)	$(245)

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first three months of 2023 and 2022 on securities that were still owned at March 31, 2023 and March 31, 2022 as follows (in millions):

	Three months ended March 31,
	2023	2022
Included in realized gains (losses)	$(23)	$(13)
Included in net investment income	16	4
	$(7)	$(9)

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Three months ended March 31,
	2023	2022
Gross gains	$1	$1
Gross losses	(25)	—

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2023		December 31, 2022
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$2	$28	$—	$37

Derivatives not designated as hedging instruments:
MBS with embedded derivatives	Fixed maturities	40	—	40	—
Total return swap	Other assets/Other liabilities	2	—	—	5
		$44	$28	$40	$42

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR or SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR or SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.34 billion at March 31, 2023 compared to $1.25 billion at December 31, 2022, reflecting the issuance of three new swaps with a total notional amount of $120 million in the first three months of 2023, partially offset by scheduled amortization. In the first three months of 2023 and 2022, a loss of $5 million and income of $1 million, respectively, were reclassified from AOCI to net earnings. A collateral receivable supporting these swaps of $57 million and $62 million at March 31, 2023 and December 31, 2022, respectively, is included in other assets in AFG’s Balance Sheet.

The MBS with embedded derivatives consist of interest-only and principal-only MBS. AFG records the change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. A payable of $1 million to return collateral related to this swap is included in other liabilities in AFG’s Balance Sheet at March 31, 2023 and a collateral receivable of $7 million supporting this swap is included in other assets in AFG’s Balance Sheet at December 31, 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for the three months ended March 31, 2023 and 2022 (in millions):

		Three months ended March 31,
	Statement of Earnings Line	2023	2022
Qualifying cash flow hedges - gains (losses) reclassified from AOCI to net earnings:
Interest rate swaps	Net investment income	$(5)	$1

Non-designated hedges - gains (losses) included in net earnings:
MBS with embedded derivatives	Realized gains (losses) on securities	$1	$(5)
Total return swap	Other expenses	6	—
Earnings (losses) on non-designated hedges		7	(5)
Total earnings (losses) on derivatives		$2	$(4)

Based on forward interest rate curves at March 31, 2023, management estimates that it will reclassify approximately $22 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on interest rates at the reset dates, which occur every one to three months.

F.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 7.4% to 100% of the most subordinate debt tranche of sixteen active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2023, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $132 million (including $87 million invested in the most subordinate tranches and $13 million invested in a temporary warehousing entity) at March 31, 2023, and $115 million at December 31, 2022.

In March 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$112	$76
Purchases	11	18
Sales	—	—
Distributions	(5)	(3)
Change in fair value	1	(2)
Balance at end of period (*)	$119	$89
(*)Excludes $13 million and $30 million invested in temporary warehousing entities at March 31, 2023 and March 31, 2022, respectively, that were established to provide AFG the ability to form new CLOs.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2023	2022
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$34	$(57)
Liabilities	(38)	52
Management fees paid to AFG	4	4
CLO earnings (losses) attributable to AFG	1	(2)
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $282 million and $339 million at March 31, 2023 and December 31, 2022, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $385 million and $413 million at those dates. The CLO assets include loans with an aggregate fair value of less than $1 million at March 31, 2023 and $4 million at December 31, 2022, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $5 million at March 31, 2023 and $17 million at December 31, 2022).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.90 billion at March 31, 2023 and $1.92 billion at December 31, 2022.

G.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $246 million during the first three months of 2023.

Included in other assets in AFG’s Balance Sheet is $105 million at March 31, 2023 and $108 million at December 31, 2022 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $27 million and $24 million, respectively. Amortization of intangibles was $3 million and $2 million in the first three months of 2023 and 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
H.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2023			December 31, 2022
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$582	$(1)	$581
5.25% Senior Notes due April 2030	258	(5)	253	261	(5)	256
Other	3	—	3	3	—	3
	828	(6)	822	846	(6)	840

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,503	$(25)	$1,478	$1,521	$(25)	$1,496

Scheduled principal payments on debt for the balance of 2023, the subsequent five years and thereafter are as follows: 2023 — none; 2024 — none; 2025 — none; 2026 — none; 2027 — none; 2028 — none and thereafter — $1.50 billion.

In the first three months of 2023, AFG repurchased $15 million principal amount of its 4.50% Senior Notes due in June 2047 for $13 million and $3 million principal amount of its 5.25% Senior Notes due in April 2030 for $3 million in open market transactions.

In the first three months of 2022, AFG repurchased $48 million principal amount of its 3.50% Senior Notes due in August 2026 in open market transactions for $50 million.

AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. No amounts were borrowed under this facility at March 31, 2023 or December 31, 2022.

I.    Shareholders’ Equity

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Three months ended March 31, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$78	$(17)	$61
Reclassification adjustment for realized (gains) losses included in net earnings (*)		29	(6)	23
Total net unrealized gains (losses) on securities	$(497)	107	(23)	84	$(413)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		5	(1)	4
Reclassification adjustment for investment income included in net earnings		5	(1)	4
Total net unrealized gains (losses) on cash flow hedges	(29)	10	(2)	8	(21)
Foreign currency translation adjustments	(20)	—	—	—	(20)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(543)	$117	$(25)	$92	$(451)

Three months ended March 31, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(313)	$66	$(247)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		2	—	2
Total net unrealized gains (losses) on securities	$136	(311)	66	(245)	$(109)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(4)	1	(3)
Reclassification adjustment for investment income included in net earnings		(1)	—	(1)
Total net unrealized gains (losses) on cash flow hedges	—	(5)	1	(4)	(4)
Foreign currency translation adjustments	(18)	(2)	1	(1)	(19)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$119	$(318)	$68	$(250)	$(131)
The reclassification adjustment out of net unrealized gains (losses) on securities affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax	Realized gains (losses) on securities
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2023, AFG issued 147,169 shares of restricted Common Stock (fair value of $132.18 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million and $6 million in the first three months of 2023 and 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2023		2022
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$264		$361

Income taxes at statutory rate	$55	21%	$76	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(3)	(1%)	(2)	(1%)
Stock-based compensation	(2)	(1%)	(2)	(1%)
Tax exempt interest	(1)	—%	(2)	(1%)
Dividends received deduction	(1)	—%	(1)	—%
Nondeductible expenses	3	1%	2	1%
Foreign operations	2	1%	5	2%
Change in valuation allowance	—	—%	(2)	(1%)
Other	(1)	(1%)	(3)	—%
Provision for income taxes as shown in the statement of earnings	$52	20%	$71	20%

On January 1, 2023, the two major tax provisions of the Inflation Reduction Act (“IRA”) became effective. The IRA created a new corporate alternative minimum tax (“AMT”) based on the earnings that a company reports in its financial statements and imposes a 1% excise tax on corporate stock repurchases. Due to the lack of specific guidance at this time, AFG cannot determine whether it will be subject to the new AMT. Any AMT incurred would be available to offset AFG’s taxes payable under the standard calculation in future periods. Accordingly, the AMT is a timing difference and would result in the recording of an offsetting deferred tax asset with no impact on overall income tax expense. The excise tax on stock repurchases in excess of any issuances is recorded as part of the cost of the repurchases directly in shareholders’ equity. AFG does not have a net stock repurchase excise tax liability at March 31, 2023.

K.    Contingencies

There have been no significant changes to the matters discussed and referred to in Note N — “Contingencies” of AFG’s 2022 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of subsidiaries’ former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2023 and 2022 (in millions):

	Three months ended March 31,
	2023	2022
Balance at beginning of year	$11,974	$11,074
Less reinsurance recoverables, net of allowance	3,767	3,419
Net liability at beginning of year	8,207	7,655
Provision for losses and LAE occurring in the current period	883	781
Net decrease in the provision for claims of prior years	(63)	(88)
Total losses and LAE incurred	820	693
Payments for losses and LAE of:
Current year	(66)	(67)
Prior years	(815)	(647)
Total payments	(881)	(714)
Foreign currency translation and other	1	—
Net liability at end of period	8,147	7,634
Add back reinsurance recoverables, net of allowance	3,614	3,352
Gross unpaid losses and LAE included in the balance sheet at end of period	$11,761	$10,986

The net decrease in the provision for claims of prior years during the first three months of 2023 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency and severity in the trucking business and lower than anticipated claim frequency in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability, excess and surplus and environmental businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety and trade credit businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the public sector and excess liability businesses (within the Specialty casualty sub-segment) and (ii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

The net decrease in the provision for claims of prior years during the first three months of 2022 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch and lower than anticipated claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the targeted markets businesses (within the Specialty casualty sub-segment) and (ii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2023 and 2022 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2023	2022	2023	2022
Balance at January 1	$8	$8	$8	$8
Provision (credit) for expected credit losses	1	(1)	—	(1)
Write-offs charged against the allowance	—	—	—	—
Balance at March 31	$9	$7	$8	$7

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Subsequent Event

On May 2, 2023, AFG announced that it has entered into a definitive agreement whereby AFG will purchase Crop Risk Services (“CRS”) from American International Group (“AIG”). CRS is a primary crop insurance general agent based in Decatur, Illinois, with crop year 2022 gross written premiums of approximately $1.2 billion and was the seventh largest provider of multi-peril crop insurance in the United States based on 2022 premiums. Under the terms of the transaction, AFG will pay AIG approximately $240 million (which includes an estimated $30 million in net tangible assets) in cash at closing. AFG expects to use cash on hand to fund the acquisition and the parties anticipate the closing to take place during the third quarter of 2023, subject to obtaining required regulatory approvals and the satisfaction of other customary closing conditions.

AFG’s Great American Insurance Company has been providing crop-hail coverage since 1915 and began writing multi-peril crop insurance in 1980 after Congress authorized the program. Great American’s existing Crop Division generated gross written premiums of approximately $1.8 billion in 2022 and was the fifth largest provider of multi-peril crop insurance in the United States. As part of the AFG organization, CRS will continue to do business in all 37 states in which it currently operates.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	28	Managed Investment Entities	36
Overview	29	Results of Operations	38
Critical Accounting Policies	29	General	38
Liquidity and Capital Resources	30	Segmented Statement of Earnings	39
Ratios	30	Property and Casualty Insurance	40
Condensed Consolidated Cash Flows	30	Holding Company, Other and Unallocated	49
Parent and Subsidiary Liquidity	31
Investments	32
Uncertainties	35

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “expects”, “projects”, “estimates”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will” or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings, investment activities, and the amount and timing of share repurchases; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; improved loss experience; anticipated timing of closing of the acquisition of Crop Risk Services (“CRS”); and performance of the CRS business under the ownership of AFG.

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

AFG reported net earnings of $212 million ($2.49 per share, diluted) for the first three months of 2023 compared to $290 million ($3.40 per share, diluted) for the first three months of 2022. The year-over-year decrease was due primarily to lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) when compared to the exceptionally strong performance of this portfolio in the prior year period, lower underwriting profit, and higher realized losses on securities. These items were partially offset by the impact of higher yields on fixed maturity investments.

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Inflation (including social inflation), supply chain disruption, labor shortages, banking system instability and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment, the conflict between Russia and Ukraine and any lingering effects of the COVID-19 pandemic. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

Management expects continued premium growth and strong underwriting results in the ongoing favorable property and casualty insurance market. In addition, the deployment of cash during the elevated interest rate environment (since early 2022) will continue to have a positive impact on investment income on fixed maturity investments throughout 2023.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2022 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

	March 31, 2023	December 31,
		2022	2021
Principal amount of long-term debt	$1,503	$1,521	$1,993
Total capital	5,878	6,099	6,869
Ratio of debt to total capital:
Including subordinated debt	25.6%	24.9%	29.0%
Excluding subordinated debt	14.1%	13.9%	19.2%

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

	Three months ended March 31,
	2023	2022
Net cash provided by operating activities	$403	$503
Net cash provided by (used in) investing activities	73	(1,111)
Net cash used in financing activities	(491)	(342)
Net change in cash and cash equivalents	$(15)	$(950)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $139 million during the first three months of 2023 and $172 million in the first three months of 2022, accounting for a $33 million decline in cash flows from operating activities in the 2023 period compared to the 2022 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $264 million and $331 million in the first three months of 2023 and 2022, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investment activity in the managed investment entities was a $94 million use of cash in the first three months of 2023 compared to $140 million in the comparable 2022 period, accounting for a $46 million decrease in net cash used in investing activities in the first three months of 2023 compared to the same 2022 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, net cash provided by investing activities was $167 million in the first three months of 2023 compared to a $971 million use of cash in the first three months of 2022, a change of $1.14 billion reflecting the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in the first three months of 2022.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $491 million for the first three months of 2023 compared to $342 million in the first three months of 2022, an increase of $149 million. Debt retirements were a $16 million use of cash in the first three months of 2023 compared to $50 million in the first three months of 2022, a decrease in cash used in financing activities of $34 million. During the first three months of 2023, AFG repurchased $24 million of its Common Stock compared to $5 million in the comparable 2022 period, resulting in a $19 million increase in net cash used in financing activities in the first three months of 2023 compared to the first three months of 2022. AFG paid cash dividends totaling $393 million in the first three months of 2023 compared to $216 million in the first three months of 2022. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $62 million in the first three months of 2023 compared to $76 million in the first three months of 2022, accounting for a $14 million decrease in net cash used in financing activities in the 2023 period compared to the 2022 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements.

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

AFG's operations continue to generate significant excess capital for returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for profitable organic growth and opportunities to expand through acquisitions of established businesses and acquisitions of or investments in start-ups that meet target return thresholds.

During the first three months of 2023, AFG repurchased 199,762 shares of its Common Stock for $24 million and paid a special cash dividend of $4.00 per share in February totaling $341 million.

AFG may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as management may determine, and will depend on prevailing market conditions, AFG’s liquidity requirements, contractual restrictions and other factors. During the first three months of 2023, AFG repurchased $18 million principal amount of its senior notes for $16 million cash.

During 2022, AFG repurchased 89,368 shares of its Common Stock for $11 million and paid special cash dividends totaling $1.02 billion ($2.00 per share in March, $8.00 per share in May and $2.00 per share in November). In 2022, AFG repurchased $472 million principal amount of its senior notes for $477 million cash.

At March 31, 2023, AFG (parent) held approximately $672 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. In addition, AFG can borrow up to $500 million under its revolving credit facility, which expires in December 2025. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.875% (currently 1.375%) over LIBOR based on AFG’s credit rating. The credit facility is in the process of being amended to replace the LIBOR-based interest rate to a similar rate based on SOFR. There were no borrowings under this agreement, or under any other parent company short-term borrowing arrangements, during 2022 or the first three months of 2023.

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

Investments
AFG’s investment portfolio at March 31, 2023, contained $10.04 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $36 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $624 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $384 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 88% was priced using pricing services at March 31, 2023 and 6% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at March 31, 2023 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,080
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(302)
Approximately 93% of the fixed maturities held by AFG at March 31, 2023, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 10% of AFG’s fixed maturity portfolio at March 31, 2023. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2023, approximately 92% of the municipal bond portfolio was held in revenue bonds, with the remaining 8% held in general obligation bonds.

AFG has less than $100 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s exposure to office commercial real estate within its fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $670 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2023, is shown in the following table (dollars in millions). Approximately $180 million of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2023.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$1,772	$8,092
Amortized cost of securities, net of allowance for expected credit losses	$1,718	$8,669
Gross unrealized gain (loss)	$54	$(577)
Fair value as % of amortized cost	103%	93%
Number of security positions	473	1,712
Number individually exceeding $2 million gain or loss	2	59
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$23	$(177)
Banking	7	(23)
States and municipalities	4	(35)
Collateralized loan obligations	3	(53)
Other asset-backed securities	2	(148)
Asset managers	1	(43)
Percentage rated investment grade	88%	95%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2023, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	5%	3%
After one year through five years	21%	25%
After five years through ten years	27%	7%
After ten years	10%	3%
	63%	38%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	26%	45%
Mortgage-backed securities (average life of approximately 6 years)	11%	17%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2023
Securities with unrealized gains:
Exceeding $500,000 (17 securities)	$142	$16	113%
$500,000 or less (456 securities)	1,630	38	102%
	$1,772	$54	103%
Securities with unrealized losses:
Exceeding $500,000 (300 securities)	$3,460	$(428)	89%
$500,000 or less (1,412 securities)	4,632	(149)	97%
	$8,092	$(577)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2023
Investment grade fixed maturities with losses for:
Less than one year (630 securities)	$2,989	$(97)	97%
One year or longer (794 securities)	4,676	(447)	91%
	$7,665	$(544)	93%
Non-investment grade fixed maturities with losses for:
Less than one year (176 securities)	$195	$(9)	96%
One year or longer (112 securities)	232	(24)	91%
	$427	$(33)	93%

When a decline in the value of a specific investment is considered to be other-than-temporary, an allowance for credit losses (impairment) is charged to earnings (accounted for as a realized loss). The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2022 Form 10-K under Management’s Discussion and Analysis — “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2023. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2022 Form 10–K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
MANAGED INVESTMENT ENTITIES

Accounting standards require AFG to consolidate its investments in collateralized loan obligation (“CLO”) entities that it manages and owns an interest in (in the form of debt). See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. The effect of consolidating these entities is shown in the tables below (in millions). The “Before CLO Consolidation” columns include AFG’s investment and earnings in the CLOs on an unconsolidated basis.
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2023
Assets:
Cash and investments	$14,583	$—	$(132)	(*)	$14,451
Assets of managed investment entities	—	5,391	—		5,391
Other assets	8,640	—	(1)	(*)	8,639
Total assets	$23,223	$5,391	$(133)		$28,481
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,196	$—	$—		$15,196
Liabilities of managed investment entities	—	5,378	(120)	(*)	5,258
Long-term debt and other liabilities	4,086	—	—		4,086
Total liabilities	19,282	5,378	(120)		24,540

Shareholders’ equity:
Common Stock and Capital surplus	1,459	13	(13)		1,459
Retained earnings	2,933	—	—		2,933
Accumulated other comprehensive income (loss), net of tax	(451)	—	—		(451)
Total shareholders’ equity	3,941	13	(13)		3,941
Total liabilities and shareholders’ equity	$23,223	$5,391	$(133)		$28,481

December 31, 2022
Assets:
Cash and investments	$14,627	$—	$(115)	(*)	$14,512
Assets of managed investment entities	—	5,447	—		5,447
Other assets	8,872	—	—	(*)	8,872
Total assets	$23,499	$5,447	$(115)		$28,831
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,220	$—	$—		$15,220
Liabilities of managed investment entities	—	5,444	(112)	(*)	5,332
Long-term debt and other liabilities	4,227	—	—		4,227
Total liabilities	19,447	5,444	(112)		24,779

Shareholders’ equity:
Common Stock and Capital surplus	1,453	3	(3)		1,453
Retained earnings	3,142	—	—		3,142
Accumulated other comprehensive income (loss), net of tax	(543)	—	—		(543)
Total shareholders’ equity	4,052	3	(3)		4,052
Total liabilities and shareholders’ equity	$23,499	$5,447	$(115)		$28,831
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,437	$—	$—		$1,437
Net investment income	218	—	(1)	(b)	217
Realized gains (losses) on securities	(46)	—	—		(46)
Income of managed investment entities:
Investment income	—	104	—		104
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(3)	(b)	(4)
Other income	36	—	(4)	(c)	32
Total revenues	1,645	103	(8)		1,740
Costs and Expenses:
Insurance benefits and expenses	1,293	—	—		1,293
Expenses of managed investment entities	—	103	(8)	(b)(c)	95
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,381	103	(8)		1,476
Earnings before income taxes	264	—	—		264
Provision for income taxes	52	—	—		52
Net earnings	$212	$—	$—		$212

Three months ended March 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,302	$—	$—		$1,302
Net investment income	228	—	2	(b)	230
Realized gains (losses) on securities	(15)	—	—		(15)
Income of managed investment entities:
Investment income	—	46	—		46
Gain (loss) on change in fair value of assets/liabilities	—	—	(5)	(b)	(5)
Other income	34	—	(4)	(c)	30
Total revenues	1,549	46	(7)		1,588
Costs and Expenses:
Insurance benefits and expenses	1,107	—	—		1,107
Expenses of managed investment entities	—	46	(7)	(b)(c)	39
Interest charges on borrowed money and other expenses	81	—	—		81
Total costs and expenses	1,188	46	(7)		1,227
Earnings before income taxes	361	—	—		361
Provision for income taxes	71	—	—		71
Net earnings	$290	$—	$—		$290
(a)Includes income of $1 million in the first three months of 2023 and a loss of $2 million in the first three months of 2022, representing the change in fair value of AFG’s CLO investments and $4 million of income in both the first three months of 2023 and 2022, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $4 million and $3 million in the first three months of 2023 and 2022, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended March 31,
	2023	2022
Components of net earnings:
Core operating earnings before income taxes	$308	$378
Pretax non-core items:
Realized gains (losses) on securities	(46)	(15)
Gain (loss) on retirement of debt	2	(2)
Earnings before income taxes	264	361
Provision for income taxes:
Core operating earnings	61	75
Non-core items:
Realized gains (losses) on securities	(9)	(3)
Gain (loss) on retirement of debt	—	(1)
Total provision for income taxes	52	71
Net earnings	$212	$290

Net earnings:
Core net operating earnings	$247	$303
Realized gains (losses) on securities	(37)	(12)
Gain (loss) on retirement of debt	2	(1)
Net earnings	$212	$290

Diluted per share amounts:
Core net operating earnings	$2.89	$3.56
Realized gains (losses) on securities	(0.42)	(0.14)
Gain (loss) on retirement of debt	0.02	(0.02)
Net earnings	$2.49	$3.40

Net earnings were $212 million in the first three months of 2023 compared to $290 million in the first three months of 2022 reflecting lower core net operating earnings and higher net realized losses on securities in the first three months of 2023 compared to the first three months of 2022. Core net operating earnings for the first three months of 2023 decreased $56 million compared to the first three months of 2022 reflecting lower returns on AFG’s alternative investment portfolio when compared to the exceptionally strong performance of this portfolio in the prior year period, lower underwriting profit and higher holding company expenses, partially offset by the impact of higher yields on fixed maturity investments and lower interest charges on borrowed money. Net realized losses on securities in the first three months of 2023 and 2022 include after-tax losses of $18 million and $10 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2023 and 2022 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,437	$—	$—	$1,437	$—	$1,437
Net investment income	207	(1)	11	217	—	217
Realized gains (losses) on securities	—	—	—	—	(46)	(46)
Income of MIEs:
Investment income	—	104	—	104	—	104
Gain (loss) on change in fair value of assets/liabilities	—	(4)	—	(4)	—	(4)
Other income	5	(4)	31	32	—	32
Total revenues	1,649	95	42	1,786	(46)	1,740

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	820	—	—	820	—	820
Commissions and other underwriting expenses	463	—	10	473	—	473
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	95	—	95	—	95
Other expenses	16	—	55	71	(2)	69
Total costs and expenses	1,299	95	84	1,478	(2)	1,476
Earnings before income taxes	350	—	(42)	308	(44)	264
Provision for income taxes	71	—	(10)	61	(9)	52
Core Net Operating Earnings	279	—	(32)	247
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(37)	(37)	37	—
Gain on retirement of debt, net of tax	—	—	2	2	(2)	—
Net Earnings	$279	$—	$(67)	$212	$—	$212

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,302	$—	$—	$1,302	$—	$1,302
Net investment income	223	2	5	230	—	230
Realized gains (losses) on securities	—	—	—	—	(15)	(15)
Income of MIEs:
Investment income	—	46	—	46	—	46
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(5)	—	(5)
Other income	4	(4)	30	30	—	30
Total revenues	1,529	39	35	1,603	(15)	1,588

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	693	—	—	693	—	693
Commissions and other underwriting expenses	402	—	12	414	—	414
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	39	—	39	—	39
Other expenses	12	—	44	56	2	58
Total costs and expenses	1,107	39	79	1,225	2	1,227
Earnings before income taxes	422	—	(44)	378	(17)	361
Provision for income taxes	86	—	(11)	75	(4)	71
Core Net Operating Earnings	336	—	(33)	303
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(12)	(12)	12	—
Loss on retirement of debt, net of tax	—	—	(1)	(1)	1	—
Net Earnings	$336	$—	$(46)	$290	$—	$290
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

AFG’s property and casualty insurance operations contributed $350 million in pretax earnings in the first three months of 2023 compared to $422 million in the first three months of 2022, a decrease of $72 million (17%). The decrease in pretax earnings reflects lower underwriting profit and lower net investment income in the first three months of 2023 compared to the first three months of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three months ended March 31,
	2023	2022	% Change
Gross written premiums	$2,155	$1,936	11%
Reinsurance premiums ceded	(636)	(568)	12%
Net written premiums	1,519	1,368	11%
Change in unearned premiums	(82)	(66)	24%
Net earned premiums	1,437	1,302	10%
Loss and loss adjustment expenses	820	693	18%
Commissions and other underwriting expenses	463	402	15%
Underwriting gain	154	207	(26%)

Net investment income	207	223	(7%)
Other income and expenses, net	(11)	(8)	38%
Earnings before income taxes	$350	$422	(17%)

	Three months ended March 31,
	2023	2022	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	57.0%	53.1%	3.9%
Underwriting expense ratio	32.2%	30.9%	1.3%
Combined ratio	89.2%	84.0%	5.2%

Aggregate — including exited lines
Loss and LAE ratio	57.1%	53.2%	3.9%
Underwriting expense ratio	32.2%	30.9%	1.3%
Combined ratio	89.3%	84.1%	5.2%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.16 billion for the first three months of 2023 compared to $1.94 billion for the first three months of 2022, an increase of $219 million (11%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2023		2022
	GWP	%	GWP	%	% Change
Property and transportation	$872	41%	$760	39%	15%
Specialty casualty	1,061	49%	976	51%	9%
Specialty financial	222	10%	200	10%	11%
	$2,155	100%	$1,936	100%	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums for the first three months of 2023 compared to 29% of gross written premiums for the first three months of 2022, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2023		2022		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(320)	37%	$(259)	34%	3%
Specialty casualty	(339)	32%	(326)	33%	(1%)
Specialty financial	(38)	17%	(41)	21%	(4%)
Other specialty	61		58
	$(636)	30%	$(568)	29%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.52 billion for the first three months of 2023 compared to $1.37 billion for the first three months of 2022, an increase of $151 million (11%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2023		2022
	NWP	%	NWP	%	% Change
Property and transportation	$552	36%	$501	37%	10%
Specialty casualty	722	48%	650	47%	11%
Specialty financial	184	12%	159	12%	16%
Other specialty	61	4%	58	4%	5%
	$1,519	100%	$1,368	100%	11%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.44 billion for the first three months of 2023 compared to $1.30 billion for the first three months of 2022, an increase of $135 million (10%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2023		2022
	NEP	%	NEP	%	% Change
Property and transportation	$475	33%	$443	34%	7%
Specialty casualty	704	49%	639	49%	10%
Specialty financial	196	14%	163	13%	20%
Other specialty	62	4%	57	4%	9%
	$1,437	100%	$1,302	100%	10%

Gross written premiums for the first three months of 2023 increased $219 million (11%) compared to the first three months of 2022. Year-over-year growth was reported within each of the Specialty property and casualty sub-segments as a result of a combination of new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 4% in the first three months of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 5%.

Property and transportation Gross written premiums increased $112 million (15%) in the first three months of 2023 compared to the first three months of 2022. New business opportunities in crop insurance products, coupled with increased rates and exposures in the commercial transportation businesses were the primary drivers of the increase in premiums. Average renewal rates increased approximately 6% for this group in the first three months of 2023. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the first three

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
months of 2023 compared to the first three months of 2022 reflecting growth in crop insurance products with higher cessions and higher cessions in the transportation and property and inland marine businesses.

Specialty casualty Gross written premiums increased $85 million (9%) in the first three months of 2023 compared to the first three months of 2022 due primarily to new accounts and strong account retention in the social services business, increased exposures from payroll growth and new business in the workers’ compensation businesses and additional business opportunities in the excess and surplus and public sector operations. This growth was partially offset by lower premiums in the mergers and acquisitions liability and executive liability businesses. Average renewal rates increased approximately 3% for this group in the first three months of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 5%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first three months of 2023 compared to the first three months of 2022 reflecting growth in the workers’ compensation businesses (which cede a lower percentage of premiums than the other businesses in the Specialty casualty sub-segment) and lower cessions in the environmental business and at ABA Insurance Services.

Specialty financial Gross written premiums increased $22 million (11%) in the first three months of 2023 compared to the first three months of 2022 due primarily to growth in the financial institutions, surety and commercial equipment leasing businesses, partially offset by lower premiums in the innovative markets business. Average renewal rates increased approximately 1% for this group in the first three months of 2023. Reinsurance premiums ceded as a percentage of gross written premiums decreased 4 percentage points in the first three months of 2023 compared to the first three months of 2022 reflecting lower cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $3 million in the first three months of 2023 compared to the first three months of 2022 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended March 31,			Three months ended March 31,
	2023	2022	Change	2023	2022
Property and transportation
Loss and LAE ratio	60.9%	57.7%	3.2%
Underwriting expense ratio	30.1%	28.1%	2.0%
Combined ratio	91.0%	85.8%	5.2%
Underwriting profit				$43	$62

Specialty casualty
Loss and LAE ratio	59.2%	53.8%	5.4%
Underwriting expense ratio	28.3%	26.8%	1.5%
Combined ratio	87.5%	80.6%	6.9%
Underwriting profit				$88	$124

Specialty financial
Loss and LAE ratio	36.0%	29.4%	6.6%
Underwriting expense ratio	50.5%	52.6%	(2.1%)
Combined ratio	86.5%	82.0%	4.5%
Underwriting profit				$26	$29

Total Specialty
Loss and LAE ratio	57.0%	53.1%	3.9%
Underwriting expense ratio	32.2%	30.9%	1.3%
Combined ratio	89.2%	84.0%	5.2%
Underwriting profit				$155	$208

Aggregate — including exited lines
Loss and LAE ratio	57.1%	53.2%	3.9%
Underwriting expense ratio	32.2%	30.9%	1.3%
Combined ratio	89.3%	84.1%	5.2%
Underwriting profit				$154	$207

The Specialty property and casualty insurance operations generated an underwriting profit of $155 million in the first three months of 2023 compared to $208 million in the first three months of 2022, a decrease of $53 million (25%). This decrease reflects lower underwriting profit in each of the Specialty property and casualty sub-segments. Overall catastrophe losses were $31 million (2.2 points on the combined ratio) in the first three months of 2023 compared to $9 million (0.7 points) in the first three months of 2022.

Property and transportation Underwriting profit for this group was $43 million for the first three months of 2023 compared to $62 million for the first three months of 2022, a decrease of $19 million (31%). Higher year-over-year underwriting profit in the transportation businesses was more than offset by lower profitability in the property and inland marine and agricultural businesses, which was primarily the result of elevated catastrophe losses attributable to February and March storms across much of the United States. Crop insurance profitability was also lower compared to the very strong results in the first three months of 2022. Catastrophe losses were $19 million (4.0 points on the combined ratio) in the first three months of 2023 compared to $6 million (1.4 points) in the first three months of 2022.

Specialty casualty Underwriting profit for this group was $88 million for the first three months of 2023 compared to $124 million for the first three months of 2022, a decrease of $36 million (29%). The lower year-over-year underwriting profit was due primarily to lower favorable prior year reserve development in the workers’ compensation businesses and isolated large loss activity in certain social inflation-exposed businesses. This was partially offset by higher levels of favorable prior year reserve development in the social services, environmental and executive liability businesses. Catastrophe losses were $3 million (0.4 points on the combined ratio) in the first three months of 2023 compared to $1 million (0.1 points) in the first three months of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $26 million for the first three months of 2023 compared to $29 million in the first three months of 2022, a decrease of $3 million (10%). This decrease was primarily the result of lower year-over-year underwriting profitability in the surety and fidelity businesses. Catastrophe losses were $4 million (2.2 points on the combined ratio) compared to $2 million (1.2 points) in the first three months of 2022.

Other specialty This group reported an underwriting loss of $2 million in the first three months of 2023 compared to $7 million in the first three months of 2022, a decrease of $5 million (71%). This decrease reflects lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first three months of 2023 compared to the first three months of 2022.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in both the first three months of 2023 and 2022 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 57.1% for the first three months of 2023 compared to 53.2% for the first three months of 2022, an increase of 3.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2023	2022	2023	2022	Ratio
Property and transportation
Current year, excluding catastrophe losses	$307	$284	64.7%	64.0%	0.7%
Prior accident years development	(37)	(34)	(7.8%)	(7.7%)	(0.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	19	6	4.0%	1.4%	2.6%
Property and transportation losses and LAE and ratio	$289	$256	60.9%	57.7%	3.2%

Specialty casualty
Current year, excluding catastrophe losses	$441	$392	62.6%	61.3%	1.3%
Prior accident years development	(27)	(49)	(3.8%)	(7.6%)	3.8%
Current year catastrophe losses including the impact of net reinstatement premiums	3	1	0.4%	0.1%	0.3%
Specialty casualty losses and LAE and ratio	$417	$344	59.2%	53.8%	5.4%

Specialty financial
Current year, excluding catastrophe losses	$70	$59	35.2%	36.3%	(1.1%)
Prior accident years development	(3)	(13)	(1.4%)	(8.1%)	6.7%
Current year catastrophe losses including the impact of net reinstatement premiums	4	2	2.2%	1.2%	1.0%
Specialty financial losses and LAE and ratio	$71	$48	36.0%	29.4%	6.6%

Total Specialty
Current year, excluding catastrophe losses	$852	$772	59.3%	59.2%	0.1%
Prior accident years development	(64)	(89)	(4.5%)	(6.8%)	2.3%
Current year catastrophe losses including the impact of net reinstatement premiums	31	9	2.2%	0.7%	1.5%
Total Specialty losses and LAE and ratio	$819	$692	57.0%	53.1%	3.9%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$852	$772	59.3%	59.2%	0.1%
Prior accident years development	(63)	(88)	(4.4%)	(6.7%)	2.3%
Current year catastrophe losses including the impact of net reinstatement premiums	31	9	2.2%	0.7%	1.5%
Aggregate losses and LAE and ratio	$820	$693	57.1%	53.2%	3.9%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 59.3% for the first three months of 2023 compared to 59.2% for the first three months of 2022, an increase of 0.1 percentage points.

Property and transportation   The 0.7 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to lower profitability in the crop business.

Specialty casualty   The 1.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects lower profitability in the workers’ compensation and executive liability businesses and an increase in the loss and LAE ratios of the social services, environmental, general liability and public sector businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial The 1.1 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects a decrease in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $64 million in the first three months of 2023 compared to $89 million in the first three months of 2022, a decrease of $25 million (28%).

Property and transportation Net favorable reserve development of $37 million in the first three months of 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity in the trucking business and lower than anticipated claim frequency in the property and inland marine business. Net favorable reserve development of $34 million in the first three months of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch and lower than anticipated claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $27 million in the first three months of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability, excess and surplus and environmental businesses, partially offset by higher than anticipated claim severity in the public sector and excess liability businesses. Net favorable reserve development of $49 million in the first three months of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business, partially offset by higher than anticipated claim severity in the targeted markets businesses.

Specialty financial Net favorable reserve development of $3 million in the first three months of 2023 reflects lower than anticipated claim frequency in the surety and trade credit businesses. Net favorable reserve development of $13 million in the first three months of 2022 reflects lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $3 million in the first three months of 2023 and $7 million in the first three months of 2022, reflecting net adverse reserve development associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gain on a retroactive reinsurance transaction entered into in connection with the sale of a business in 1998.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the first three months of 2023 and the first three months of 2022 related to business outside of the Specialty group that AFG no longer writes.

COVID-19 related losses
In the first three months of 2023, AFG’s Specialty property and casualty insurance operations released $1 million of prior accident year COVID-19 reserves based on improved loss experience in the trade credit business. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 48% of the $73 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at March 31, 2023.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2022, AFG’s exposure to a catastrophic earthquake or windstorm that industry

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Approximate impact of modeled loss
Industry Model	on AFG’s Shareholders’ Equity
100-year event	2%
250-year event	2%
500-year event	2%
AFG maintains comprehensive property catastrophe reinsurance coverage for its property and casualty insurance operations, including a $50 million per occurrence net retention, for losses up to $125 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $82 million for a single occurrence. AFG further maintains supplemental fully collateralized reinsurance coverage up to 94% of $325 million for catastrophe losses in excess of $125 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $31 million in the first three months of 2023 resulted primarily from February and March storms across much of the United States. Catastrophe losses of $9 million in the first three months of 2022 resulted primarily from winter storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $463 million in the first three months of 2023 compared to $402 million for the first three months of 2022, an increase of $61 million (15%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 32.2% for the first three months of 2023 compared to 30.9% for the first three months of 2022, an increase of 1.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2023		2022		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$143	30.1%	$125	28.1%	2.0%
Specialty casualty	199	28.3%	171	26.8%	1.5%
Specialty financial	99	50.5%	86	52.6%	(2.1%)
Other specialty	22	34.5%	20	35.8%	(1.3%)
	$463	32.2%	$402	30.9%	1.3%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.0 percentage points in the first three months of 2023 compared to the first three months of 2022 reflecting lower profitability-based ceding commissions received from reinsurers in the crop business in the first three months of 2023 compared to the first three months of 2022.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.5 percentage points in the first three months of 2023 compared to the first three months of 2022 reflecting lower ceding commissions received from reinsurers in the executive liability and mergers and acquisitions businesses and higher commissions paid to agents in the social services business in the first three months of 2023 compared to the first three months of 2022.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.1 percentage points in the first three months of 2023 compared to the first three months of 2022 reflecting the impact of higher premiums on the ratio in the first three months of 2023 compared to the first three months of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $207 million in the first three months of 2023 compared to $223 million in the first three months of 2022, a decrease of $16 million (7%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2023	2022	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$129	$84	$45	54%
Alternative investments	78	139	(61)	(44%)
Total net investment income	$207	$223	$(16)	(7%)

Average invested assets (at amortized cost)	$14,350	$13,858	$492	4%

Yield (net investment income as a % of average invested assets)	5.77%	6.44%	(0.67%)

Tax equivalent yield (*)	5.83%	6.54%	(0.71%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The decrease in the property and casualty insurance segment’s net investment income for the first three months of 2023 compared to the first three months of 2022 reflects lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs) as compared to the very strong performance of this portfolio in the prior year period, partially offset by the impact of higher yields on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.77% for the first three months of 2023 compared to 6.44% for the first three months of 2022, a decrease of 0.67 percentage points as higher returns on fixed maturity investments were more than offset by lower yields on alternative investments. The annualized return earned on alternative investments was 14.2% in the first three months of 2023 compared to 29.1% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $11 million for the first three months of 2023 compared to $8 million for the first three months of 2022, an increase of $3 million (38%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2023	2022
Other income	$5	$4
Other expenses:
Amortization of intangibles	3	2
Interest expense on funds withheld	10	6
Other	3	4
Total other expenses	16	12
Other income and expenses, net	$(11)	$(8)
The $4 million (67%) increase in interest expense on funds withheld in the first three months of 2023 compared to the first three months of 2022 reflects the impact of higher interest rates on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $40 million in the first three months of 2023 compared to $46 million in the first three months of 2022, a decrease of $6 million (13%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $42 million in the first three months of 2023 compared to $44 million in the first three months of 2022, a decrease of $2 million (5%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three months ended March 31,
	2023	2022	% Change
Revenues:
Net investment income	$11	$5	120%
Other income — P&C fees	24	24	—%
Other income	7	6	17%
Total revenues	42	35	20%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	10	12	(17%)
Other expense — expenses associated with P&C fees	14	12	17%
Other expenses (*)	41	32	28%
Costs and expenses, excluding interest charges on borrowed money	65	56	16%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(23)	(21)	10%
Interest charges on borrowed money	19	23	(17%)
Core loss before income taxes, excluding realized gains and losses	(42)	(44)	(5%)
Pretax non-core gain (loss) on retirement of debt	2	(2)	(200%)
GAAP loss before income taxes, excluding realized gains and losses	$(40)	$(46)	(13%)
(*)Excludes a pretax non-core gain on retirement of debt of $2 million in the first three months of 2023 and a pretax non-core loss on retirement of debt of $2 million in the first three months of 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $11 million in the first three months of 2023 compared to $5 million in the first three months of 2022, an increase of $6 million (120%), reflecting the impact of higher interest rates on cash and fixed maturity investments.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2023, AFG collected $24 million in fees for these services compared to $22 million in the first three months of 2022. Management views this fee income, net of the $14 million in the first three months of 2023 and $12 million in the first three months of 2022 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $2 million in fees from AFG’s disposed annuity operations during the first three months of 2022 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the first three months of 2023 and the first three months of 2022, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $3 million in the first three months of 2023 and $2 million the first three months of 2022, an increase of $1 million (50%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
Excluding the non-core gain (loss) on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $41 million in the first three months of 2023 compared to $32 million in the first three months of 2022, an increase of $9 million (28%), reflecting the favorable impact of poor stock market performance in the first three months of 2022 on expenses related to deferred compensation obligations to employees that are tied to stock market performance. To mitigate the impact of fair value changes related to the equity components of these obligations, AFG entered into a total return swap in 2022.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in the first three months of 2023 compared to $23 million in the first three months of 2022, a decrease of $4 million (17%) reflecting the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Gain (Loss) on Retirement of Debt
During the first quarter of 2023, AFG repurchased $18 million principal amount of its senior notes, which resulted in a $2 million pretax non-core gain. During the first quarter of 2022, AFG repurchased $48 million principal amount of its 3.50% Senior Notes, which resulted in a $2 million pretax non-core loss.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $46 million in the first three months of 2023 compared to $15 million in the first three months of 2022, an increase of $31 million (207%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2023	2022
Realized gains (losses) before impairment allowances:
Disposals	$(24)	$1
Change in the fair value of equity securities	(18)	(13)
Change in the fair value of derivatives	1	(5)
	(41)	(17)

Change in allowance for impairments on securities	(5)	2
Realized gains (losses) on securities	$(46)	$(15)

The $24 million net realized loss from disposals in the first three months of 2023 includes losses of $14 million from the sale of investments in banks and $4 million from the sale of municipal housing bonds.

The $18 million net realized loss from the change in the fair value of equity securities in the first three months of 2023 includes losses of $10 million on investments in healthcare companies, $6 million on investments in banks and $6 million on investments in energy companies, partially offset by gains of $4 million on investments in retail companies and $2 million on investments in media companies. The $13 million net realized loss from the change in the fair value of equity securities in the first three months of 2022 includes losses of $23 million on investments in banks and financing companies and $5 million on investments in healthcare companies, partially offset by gains of $11 million on investments in energy and natural gas companies and $11 million on investments in media companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $52 million for the first three months of 2023 compared to $71 million for the first three months of 2022, a decrease of $19 million (27%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2023, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2022 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2023 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,080
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(302)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2023 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter:
January	—	$—	—	7,601,554
February	—	—	—	7,601,554
March	199,762	119.01	199,762	7,401,792
Total	199,762	$119.01	199,762
(*)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

In addition, AFG acquired 7,951 shares of its Common Stock (at an average of $137.44 per share) in January 2023, 46,519 shares (at an average of $131.36 per share) in February 2023 and 912 shares (at an average of $133.35 per share) in March 2023 in connection with its stock incentive plans.

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

American Financial Group, Inc.

May 5, 2023	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer