Form 10-Q
period 2023-06-30
AMERICAN FINANCIAL GROUP INC
filed 2023-08-04
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2023, there were 84,863,650 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$988	$872
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,488 and $10,736; allowance for expected credit losses of $16 and $11)	9,885	10,095
Fixed maturities, trading at fair value	38	32
Equity securities, at fair value	1,048	1,010
Investments accounted for using the equity method	1,756	1,700
Mortgage loans	645	676
Real estate and other investments	129	127
Total cash and investments	14,489	14,512

Recoverables from reinsurers	3,852	3,977
Prepaid reinsurance premiums	1,112	917
Agents’ balances and premiums receivable	1,796	1,339
Deferred policy acquisition costs	316	288
Assets of managed investment entities	5,235	5,447
Other receivables	721	886
Other assets	1,281	1,219
Goodwill	246	246
Total assets	$29,048	$28,831

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$11,925	$11,974
Unearned premiums	3,686	3,246
Payable to reinsurers	1,038	1,035
Liabilities of managed investment entities	5,098	5,332
Long-term debt	1,474	1,496
Other liabilities	1,834	1,696
Total liabilities	25,055	24,779

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 84,858,528 and 85,204,006 shares outstanding	85	85
Capital surplus	1,377	1,368
Retained earnings	3,042	3,142
Accumulated other comprehensive income (loss), net of tax	(511)	(543)
Total shareholders’ equity	3,993	4,052
Total liabilities and shareholders’ equity	$29,048	$28,831

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Property and casualty insurance net earned premiums	$1,507	$1,393	$2,944	$2,695
Net investment income	198	168	415	398
Realized gains (losses) on securities	(2)	(93)	(48)	(108)
Income of managed investment entities:
Investment income	112	54	216	100
Gain (loss) on change in fair value of assets/liabilities	—	(15)	(4)	(20)
Other income	25	32	57	62
Total revenues	1,840	1,539	3,580	3,127

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	905	774	1,725	1,467
Commissions and other underwriting expenses	485	432	958	846
Interest charges on borrowed money	19	23	38	46
Expenses of managed investment entities	103	47	198	86
Other expenses	73	57	142	115
Total costs and expenses	1,585	1,333	3,061	2,560
Earnings before income taxes	255	206	519	567
Provision for income taxes	55	39	107	110
Net Earnings	$200	$167	$412	$457

Earnings per Common Share:
Total basic earnings	$2.35	$1.97	$4.84	$5.37
Total diluted earnings	$2.34	$1.96	$4.83	$5.36
Average number of Common Shares:
Basic	85.1	85.1	85.2	85.1
Diluted	85.2	85.3	85.3	85.3

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net earnings	$200	$167	$412	$457

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(52)	(225)	9	(472)
Reclassification adjustment for realized (gains) losses included in net earnings	1	8	24	10
Total net unrealized gains (losses) on securities	(51)	(217)	33	(462)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(17)	(2)	(13)	(6)
Reclassification adjustment for investment income included in net earnings	5	(2)	9	(2)
Total net unrealized gains (losses) on cash flow hedges	(12)	(4)	(4)	(8)
Foreign currency translation adjustments	3	4	3	3
Other comprehensive income (loss), net of tax	(60)	(217)	32	(467)

Comprehensive income (loss)	$140	$(50)	$444	$(10)

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at March 31, 2023	85,171,658	$1,459	$2,933	$(451)	$3,941
Net earnings	—	—	200	—	200
Other comprehensive loss	—	—	—	(60)	(60)
Dividends ($0.63 per share)	—	—	(54)	—	(54)
Shares issued:
Exercise of stock options	13,062	—	—	—	—
Restricted stock awards	18,344	—	—	—	—
Other benefit plans	33,988	4	—	—	4
Dividend reinvestment plan	1,552	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(374,958)	(6)	(37)	—	(43)
Shares exchanged — benefit plans	(1,054)	—	—	—	—
Forfeitures of restricted stock	(4,064)	—	—	—	—
Balance at June 30, 2023	84,858,528	$1,462	$3,042	$(511)	$3,993

Balance at March 31, 2022	85,102,829	$1,425	$3,541	$(131)	$4,835
Net earnings	—	—	167	—	167
Other comprehensive loss	—	—	—	(217)	(217)
Dividends ($8.56 per share)	—	—	(728)	—	(728)
Shares issued:
Exercise of stock options	18,541	1	—	—	1
Restricted stock awards	—	—	—	—	—
Other benefit plans	24,344	4	—	—	4
Dividend reinvestment plan	19,908	2	—	—	2
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(8,400)	—	(1)	—	(1)
Forfeitures of restricted stock	(2,959)	—	—	—	—
Balance at June 30, 2022	85,154,263	$1,436	$2,979	$(348)	$4,067

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common	Common Stock and Capital	Retained	Accumulated Other Comp.
	Shares	Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	412	—	412
Other comprehensive income	—	—	—	32	32
Dividends ($5.26 per share)	—	—	(448)	—	(448)
Shares issued:
Exercise of stock options	77,401	3	—	—	3
Restricted stock awards	165,513	—	—	—	—
Other benefit plans	46,287	6	—	—	6
Dividend reinvestment plan	12,463	2	—	—	2
Stock-based compensation expense	—	9	—	—	9
Shares acquired and retired	(574,720)	(10)	(57)	—	(67)
Shares exchanged — benefit plans	(56,436)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(15,986)	—	—	—	—
Balance at June 30, 2023	84,858,528	$1,462	$3,042	$(511)	$3,993

Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	457	—	457
Other comprehensive loss	—	—	—	(467)	(467)
Dividends ($11.12 per share)	—	—	(945)	—	(945)
Shares issued:
Exercise of stock options	123,945	5	—	—	5
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	34,951	5	—	—	5
Dividend reinvestment plan	26,190	3	—	—	3
Stock-based compensation expense	—	10	—	—	10
Shares acquired and retired	(35,201)	(1)	(4)	—	(5)
Shares exchanged — benefit plans	(56,309)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(11,358)	—	—	—	—
Balance at June 30, 2022	85,154,263	$1,436	$2,979	$(348)	$4,067

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2023	2022
Operating Activities:
Net earnings	$412	$457
Adjustments:
Depreciation and amortization	39	53
Realized (gains) losses on investing activities	46	105
Net purchases of trading securities	(2)	—
Change in:
Reinsurance and other receivables	(354)	(462)
Other assets	(40)	(100)
Insurance claims and reserves	391	483
Payable to reinsurers	3	51
Other liabilities	24	13
Managed investment entities’ assets/liabilities	70	42
Other operating activities, net	(71)	(128)
Net cash provided by operating activities	518	514

Investing Activities:
Purchases of:
Fixed maturities	(851)	(2,673)
Equity securities	(76)	(147)
Mortgage loans	—	(271)
Other investments	(73)	(68)
Real estate, property and equipment	(33)	(58)
Proceeds from:
Maturities and redemptions of fixed maturities	705	1,677
Repayments of mortgage loans	32	99
Sales of fixed maturities	401	986
Sales of equity securities	67	63
Sales of other investments	43	116
Sales of real estate, property and equipment	2	24
Managed investment entities:
Purchases of investments	(951)	(813)
Proceeds from sales and redemptions of investments	1,104	568
Other investing activities, net	(2)	(4)
Net cash provided by (used in) investing activities	368	(501)

Financing Activities:
Reductions of long-term debt	(21)	(433)
Issuances of Common Stock	8	9
Repurchases of Common Stock	(67)	(5)
Cash dividends paid on Common Stock	(446)	(942)
Issuances of managed investment entities’ liabilities	617	619
Retirements of managed investment entities’ liabilities	(861)	(425)
Net cash used in financing activities	(770)	(1,177)
Net Change in Cash and Cash Equivalents	116	(1,164)
Cash and cash equivalents at beginning of period	872	2,131
Cash and cash equivalents at end of period	$988	$967

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Long-Term Debt
B.	Segments of Operations	I.	Shareholders’ Equity
C.	Fair Value Measurements	J.	Income Taxes
D.	Investments	K.	Contingencies
E.	Derivatives	L.	Insurance
F.	Managed Investment Entities	M.	Subsequent Event
G.	Goodwill and Other Intangibles

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2023, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first six months of 2023.

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

Credit Losses on Fixed Maturity Investments   When a decline in the value of an available for sale fixed maturity is considered to be other-than-temporary at the balance sheet date, an allowance for credit losses (impairment), including any write-off of accrued interest, is charged to earnings (included in realized gains (losses) on securities). If management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell it before recovery of its amortized cost basis (net of allowance), then the impairment is separated into two components: (i) the allowance related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the charge. The allowance is limited to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses are recorded immediately in net earnings through realized gains (losses). If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment is recorded in earnings to reduce the amortized cost (net of allowance) of that security to fair value.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. AFG’s derivatives that do not qualify for hedge accounting under GAAP consist primarily of components of certain fixed maturity securities (convertible fixed maturities and interest-only and principal-only MBS) and a total return swap related to its deferred compensation obligations to employees.

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

At June 30, 2023, assets and liabilities of managed investment entities included $105 million in assets and $86 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At June 30, 2023 AFG has a $190 million lease liability included in other liabilities and a lease right-of-use asset of $167 million included in other assets compared to $116 million and $103 million, respectively, at December 31, 2022. The increase in the lease liability and right-of-use asset is due primarily to the renewal of AFG’s largest office lease which extended the term for an additional 10 years.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter 2023 and 2022 — 0.1 million and 0.2 million; first six months of 2023 and 2022 — 0.1 million and 0.6 million.

There were no anti-dilutive potential common shares for the second quarter or the first six months of 2023 or 2022.

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

The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$534	$505	$1,009	$948
Specialty casualty	711	657	1,415	1,296
Specialty financial	195	171	391	334
Other specialty	67	60	129	117
Total premiums earned	1,507	1,393	2,944	2,695
Net investment income	191	156	398	379
Other income	3	6	8	10
Total property and casualty insurance	1,701	1,555	3,350	3,084
Other	141	77	278	151
Total revenues before realized gains (losses)	1,842	1,632	3,628	3,235
Realized gains (losses) on securities	(2)	(93)	(48)	(108)
Total revenues	$1,840	$1,539	$3,580	$3,127

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$32	$39	$75	$101
Specialty casualty	95	130	183	254
Specialty financial	10	37	36	66
Other specialty	(14)	(9)	(16)	(16)
Other lines	1	(1)	—	(2)
Total underwriting	124	196	278	403
Investment and other income, net	175	149	371	364
Total property and casualty insurance	299	345	649	767
Other (*)	(42)	(46)	(82)	(92)
Total earnings before realized gains (losses) and income taxes	257	299	567	675
Realized gains (losses) on securities	(2)	(93)	(48)	(108)
Total earnings before income taxes	$255	$206	$519	$567
(*)Includes holding company interest and expenses, including a loss of $1 million and a gain of $1 million on retirement of debt in the second quarter and first six months of 2023, respectively, and losses of $9 million and $11 million on retirement of debt in the second quarter and first six months of 2022, respectively.

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

The contingent consideration liability (included in other liabilities in AFG’s Balance Sheet) relates primarily to AFG’s acquisition of Verikai in December 2021. This estimated fair value of this liability is evaluated at each balance sheet date with changes in fair value recognized in net earnings. To estimate the fair value of the contingent consideration liability related to the Verikai acquisition ($23 million at June 30, 2023), AFG uses a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3. There was no change to the estimated fair value of this liability during the first six months of 2023.

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

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment professionals are a group of approximately 20 investment professionals whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of AFG’s Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, AFG communicates directly with the pricing services regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$228	$1	$—	$229
States, municipalities and political subdivisions	—	963	5	968
Foreign government	—	228	—	228
Residential MBS	—	1,541	5	1,546
Commercial MBS	—	79	—	79
Collateralized loan obligations	—	1,858	1	1,859
Other asset-backed securities	—	1,848	321	2,169
Corporate and other	9	2,429	369	2,807
Total AFS fixed maturities	237	8,947	701	9,885
Trading fixed maturities	—	38	—	38
Equity securities	566	34	448	1,048
Assets of managed investment entities (“MIE”)	593	4,631	11	5,235
Other assets — derivatives	—	4	—	4
Total assets accounted for at fair value	$1,396	$13,654	$1,160	$16,210
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	577	4,510	11	5,098
Other liabilities — derivatives	—	41	—	41
Total liabilities accounted for at fair value	$577	$4,551	$36	$5,164

December 31, 2022
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$219	$—	$—	$219
States, municipalities and political subdivisions	—	1,181	5	1,186
Foreign government	—	226	—	226
Residential MBS	—	1,589	9	1,598
Commercial MBS	—	85	—	85
Collateralized loan obligations	—	1,919	2	1,921
Other asset-backed securities	—	1,916	329	2,245
Corporate and other	8	2,288	319	2,615
Total AFS fixed maturities	227	9,204	664	10,095
Trading fixed maturities	—	32	—	32
Equity securities	556	27	427	1,010
Assets of managed investment entities	659	4,777	11	5,447
Total assets accounted for at fair value	$1,442	$14,040	$1,102	$16,584
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	645	4,676	11	5,332
Other liabilities — derivatives	—	42	—	42
Total liabilities accounted for at fair value	$645	$4,718	$36	$5,399

Approximately 7% of the total assets carried at fair value at June 30, 2023, were Level 3 assets. Approximately 10% ($117 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 3% ($37 million) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 27% ($316 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 60% ($690 million) of the total fair value of Level 3 assets at June 30, 2023. Approximately 67% ($462 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 18% ($123 million) of the internally developed Level 3 assets are equity securities which are priced primarily using internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2023 and 2022 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	—	—	—	5
Residential MBS	5	—	—	—	—	—	—	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	335	(2)	—	3	(26)	31	(20)	321
Corporate and other	359	(4)	8	12	(2)	2	(6)	369
Total AFS fixed maturities	705	(6)	8	15	(28)	33	(26)	701
Equity securities	411	10	—	30	(3)	—	—	448
Assets of MIE	12	(1)	—	—	—	—	—	11
Total Level 3 assets	$1,128	$3	$8	$45	$(31)	$33	$(26)	$1,160

Contingent consideration — acquisitions	$(25)	$—	$—	$—	$—	$—	$—	$(25)
Total Level 3 liabilities	$(25)	$—	$—	$—	$—	$—	$—	$(25)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	33	—	(1)	—	—	—	(31)	1
Residential MBS	11	—	—	—	—	—	(3)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	337	—	(7)	10	(27)	—	—	313
Corporate and other	244	—	(4)	32	(3)	—	—	269
Total AFS fixed maturities	625	—	(12)	42	(30)	2	(34)	593
Equity securities	361	—	—	21	(2)	—	(2)	378
Assets of MIE	12	(1)	—	1	—	—	—	12
Total Level 3 assets	$998	$(1)	$(12)	$64	$(32)	$2	$(36)	$983

Contingent consideration — acquisitions	$(23)	$—	$—	$—	$—	$—	$—	$(23)
Total Level 3 liabilities	$(23)	$—	$—	$—	$—	$—	$—	$(23)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	—	—	—	5
Residential MBS	9	—	—	—	(3)	4	(5)	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	—	—	—	—	—	(1)	1
Other asset-backed securities	329	(2)	4	10	(31)	31	(20)	321
Corporate and other	319	1	10	56	(13)	2	(6)	369
Total AFS fixed maturities	664	(1)	14	66	(47)	37	(32)	701
Equity securities	427	7	—	61	(25)	—	(22)	448
Assets of MIE	11	(2)	—	2	—	—	—	11
Total Level 3 assets	$1,102	$4	$14	$129	$(72)	$37	$(54)	$1,160

Contingent consideration — acquisitions	$(25)	$—	$—	$—	$—	$—	$—	$(25)
Total Level 3 liabilities	$(25)	$—	$—	$—	$—	$—	$—	$(25)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(3)	—	(1)	—	(36)	1
Residential MBS	14	—	—	—	(1)	—	(5)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	278	2	(16)	57	(42)	34	—	313
Corporate and other	267	—	(14)	60	(10)	—	(34)	269
Total AFS fixed maturities	600	2	(33)	117	(54)	36	(75)	593
Equity securities	313	22	—	51	(5)	3	(6)	378
Assets of MIE	13	(2)	—	1	—	—	—	12
Total Level 3 assets	$926	$22	$(33)	$169	$(59)	$39	$(81)	$983

Contingent consideration — acquisitions	$(23)	$—	$—	$—	$—	$—	$—	$(23)
Total Level 3 liabilities	$(23)	$—	$—	$—	$—	$—	$—	$(23)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Cash and cash equivalents	$988	$988	$988	$—	$—
Mortgage loans	645	592	—	—	592
Total financial assets not accounted for at fair value	$1,633	$1,580	$988	$—	$592

Long-term debt	$1,474	$1,303	$—	$1,300	$3
Total financial liabilities not accounted for at fair value	$1,474	$1,303	$—	$1,300	$3

December 31, 2022
Financial assets:
Cash and cash equivalents	$872	$872	$872	$—	$—
Mortgage loans	676	626	—	—	626
Total financial assets not accounted for at fair value	$1,548	$1,498	$872	$—	$626

Long-term debt	$1,496	$1,302	$—	$1,299	$3
Total financial liabilities not accounted for at fair value	$1,496	$1,302	$—	$1,299	$3

D.    Investments

Available for sale fixed maturities at June 30, 2023 and December 31, 2022, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
June 30, 2023
Fixed maturities:
U.S. government and government agencies	$241	$—	$—	$(12)	$(12)	$229
States, municipalities and political subdivisions	1,012	—	3	(47)	(44)	968
Foreign government	242	—	—	(14)	(14)	228
Residential MBS	1,710	2	20	(182)	(162)	1,546
Commercial MBS	81	—	—	(2)	(2)	79
Collateralized loan obligations	1,906	2	5	(50)	(45)	1,859
Other asset-backed securities	2,338	7	—	(162)	(162)	2,169
Corporate and other	2,958	5	12	(158)	(146)	2,807
Total fixed maturities	$10,488	$16	$40	$(627)	$(587)	$9,885

December 31, 2022
Fixed maturities:
U.S. government and government agencies	$233	$—	$—	$(14)	$(14)	$219
States, municipalities and political subdivisions	1,234	—	3	(51)	(48)	1,186
Foreign government	240	—	—	(14)	(14)	226
Residential MBS	1,757	2	23	(180)	(157)	1,598
Commercial MBS	88	—	—	(3)	(3)	85
Collateralized loan obligations	1,988	1	1	(67)	(66)	1,921
Other asset-backed securities	2,435	7	1	(184)	(183)	2,245
Corporate and other	2,761	1	11	(156)	(145)	2,615
Total fixed maturities	$10,736	$11	$39	$(669)	$(630)	$10,095

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023			December 31, 2022
	Actual Cost		Fair Value	Actual Cost		Fair Value
		Fair Value	Over (Under) Cost		Fair Value	Over (Under) Cost
Common stocks	$620	$617	$(3)	$556	$553	$(3)
Perpetual preferred stocks	434	431	(3)	436	457	21
Total equity securities carried at fair value	$1,054	$1,048	$(6)	$992	$1,010	$18

The following table shows the carrying value and net investment income from investments accounted for using the equity method (in millions):

			Net Investment Income
	Carrying Value		Six months ended June 30,
	June 30, 2023	December 31, 2022	2023	2022
Real estate-related investments (*)	$1,313	$1,229	$75	$169
Private equity	408	438	7	38
Private debt	35	33	3	2
Total investments accounted for using the equity method	$1,756	$1,700	$85	$209
(*)92% of the carrying value relates to underlying investments in multi-family properties at both June 30, 2023 and December 31, 2022.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $407 million and $396 million as of June 30, 2023 and December 31, 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2023
Fixed maturities:
U.S. government and government agencies	$(1)	$32	97%	$(11)	$195	95%
States, municipalities and political subdivisions	(11)	352	97%	(36)	438	92%
Foreign government	(3)	17	85%	(11)	211	95%
Residential MBS	(13)	357	96%	(169)	1,009	86%
Commercial MBS	—	11	100%	(2)	64	97%
Collateralized loan obligations	(2)	92	98%	(48)	1,297	96%
Other asset-backed securities	(10)	360	97%	(152)	1,601	91%
Corporate and other	(31)	985	97%	(127)	1,176	90%
Total fixed maturities	$(71)	$2,206	97%	$(556)	$5,991	92%

December 31, 2022
Fixed maturities:
U.S. government and government agencies	$(4)	$111	97%	$(10)	$107	91%
States, municipalities and political subdivisions	(50)	967	95%	(1)	15	94%
Foreign government	(5)	90	95%	(9)	134	94%
Residential MBS	(115)	1,078	90%	(65)	315	83%
Commercial MBS	(2)	44	96%	(1)	33	97%
Collateralized loan obligations	(44)	1,224	97%	(23)	587	96%
Other asset-backed securities	(100)	1,361	93%	(84)	740	90%
Corporate and other	(105)	1,665	94%	(51)	413	89%
Total fixed maturities	$(425)	$6,540	94%	$(244)	$2,344	91%

At June 30, 2023, the gross unrealized losses on fixed maturities of $627 million relate to approximately 1,800 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 95% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at March 31, 2023	$11	$5	$16
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at June 30, 2023	$11	$5	$16

Balance at March 31, 2022	$6	$1	$7
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	(1)	(1)
Balance at June 30, 2022	$7	$—	$7

Balance at January 1, 2023	$10	$1	$11
Provision for expected credit losses on securities with no previous allowance	1	5	6
Additions (reductions) to previously recognized expected credit losses	—	(1)	(1)
Reductions due to sales or redemptions	—	—	—
Balance at June 30, 2023	$11	$5	$16

Balance at January 1, 2022	$8	$1	$9
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions (reductions) to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at June 30, 2022	$7	$—	$7
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first six months of 2023 and 2022, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of June 30, 2023 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$479	$471	5%
After one year through five years	2,551	2,414	24%
After five years through ten years	1,075	1,024	10%
After ten years	343	323	3%
	4,448	4,232	42%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,235	4,028	41%
MBS (average life of approximately 6.5 years)	1,789	1,625	17%
Total	$10,472	$9,885	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2023 or December 31, 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
Fixed maturities:
Interest and amortization	$124	$85	$243	$165
Change in fair value (a)	7	—	10	—
Equity securities:
Dividends	9	8	18	15
Change in fair value (b)	13	(9)	29	(2)
Equity in earnings of partnerships and similar investments	28	76	85	209
Other	22	13	40	20
Gross investment income	203	173	425	407
Investment expenses	(5)	(5)	(10)	(9)
Net investment income	$198	$168	$415	$398
(a)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.
(b)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses in net investment income on limited partnerships and similar investments that do not qualify for equity method accounting and related investments.
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(5)	$—	$(5)	$(64)	$(10)	$(1)	$(11)	$(275)
Equity securities	3	—	3	—	(82)	—	(82)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(2)	—	(2)	(64)	(92)	(1)	(93)	(275)
Tax effects	1	—	1	13	20	—	20	58
Net of tax	$(1)	$—	$(1)	$(51)	$(72)	$(1)	$(73)	$(217)

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(28)	$(5)	$(33)	$43	$(14)	$1	$(13)	$(586)
Equity securities	(15)	—	(15)	—	(95)	—	(95)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(43)	(5)	(48)	43	(109)	1	(108)	(586)
Tax effects	9	1	10	(10)	23	—	23	124
Net of tax	$(34)	$(4)	$(38)	$33	$(86)	$1	$(85)	$(462)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the second quarter and first six months of 2023 and 2022 on securities that were still owned at June 30, 2023 and June 30, 2022 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Included in realized gains (losses)	$2	$(82)	$(21)	$(96)
Included in net investment income	13	(9)	29	(4)
	$15	$(91)	$8	$(100)

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2023	2022
Gross gains	$2	$3
Gross losses	(27)	(9)

E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2023		December 31, 2022
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$—	$41	$—	$37

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	92	—	40	—
Total return swap	Other assets/Other liabilities	4	—	—	5
		$96	$41	$40	$42

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on short-term LIBOR or SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on short-term LIBOR or SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.35 billion at June 30, 2023 compared to $1.25 billion at December 31, 2022, reflecting the issuance of four new swaps with a total notional amount of $170 million in the first six months of 2023, partially offset by scheduled amortization. In the second quarter of 2023 and 2022, a loss of $7 million and income of $1 million, respectively, and in the first six months of 2023 and 2022, a loss of $12 million and income of $2 million, respectively, were reclassified from AOCI to net earnings. A collateral receivable supporting these swaps of $68 million and $62 million at June 30, 2023 and December 31, 2022, respectively, is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and interest-only and principal-only MBS. AFG records the change in the fair value of these securities in earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. A payable of $3 million to return collateral related to this swap is included in other liabilities in AFG’s Balance Sheet at June 30, 2023 and a collateral receivable of $7 million supporting this swap is included in other assets in AFG’s Balance Sheet at December 31, 2022.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for the second quarter and six months ended June 30, 2023 and 2022 (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of Earnings Line	2023	2022	2023	2022
Qualifying cash flow hedges - gains (losses) reclassified from AOCI to net earnings:
Interest rate swaps	Net investment income	$(7)	$1	$(12)	$2

Non-designated hedges - gains (losses) included in net earnings:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(4)	(3)	(3)	(8)
Fixed maturities with embedded derivatives	Net investment income	7	—	10	—
Total return swap	Other expenses	3	(4)	9	(4)
Earnings (losses) on non-designated hedges		6	(7)	16	(12)
Total earnings (losses) on derivatives		$(1)	$(6)	$4	$(10)

Based on forward interest rate curves at June 30, 2023, management estimates that it will reclassify approximately $25 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR.

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $136 million (including $85 million invested in the most subordinate tranches and $19 million invested in a temporary warehousing entity) at June 30, 2023, and $115 million at December 31, 2022.

In March 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG). In May 2022, AFG formed one new CLO, which issued $404 million face amount of liabilities (including $13 million face amount purchased by AFG).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$119	$89	$112	$76
Purchases	—	15	11	33
Sales	—	—	—	—
Distributions	(7)	(6)	(12)	(9)
Change in fair value	5	(13)	6	(15)
Balance at end of period (*)	$117	$85	$117	$85
(*)Excludes $19 million invested in a temporary warehousing entity at June 30, 2023 that was established to provide AFG the ability to form a new CLO.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$32	$(247)	$66	$(304)
Liabilities	(32)	232	(70)	284
Management fees paid to AFG	4	4	8	8
CLO earnings (losses) attributable to AFG	5	(12)	6	(14)
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $230 million and $339 million at June 30, 2023 and December 31, 2022, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $353 million and $413 million at those dates. The CLO assets include loans with an aggregate fair value of $5 million at June 30, 2023 and $4 million at December 31, 2022, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $15 million at June 30, 2023 and $17 million at December 31, 2022).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.86 billion at June 30, 2023 and $1.92 billion at December 31, 2022.

G.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $246 million during the first six months of 2023.

Included in other assets in AFG’s Balance Sheet is $102 million at June 30, 2023 and $108 million at December 31, 2022 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $29 million and $24 million, respectively. Amortization of intangibles was $3 million in both the second quarter of 2023 and 2022 and $6 million and $5 million in the first six months of 2023 and 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
H.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2023			December 31, 2022
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$582	$(1)	$581
5.25% Senior Notes due April 2030	253	(4)	249	261	(5)	256
Other	3	—	3	3	—	3
	823	(5)	818	846	(6)	840

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,498	$(24)	$1,474	$1,521	$(25)	$1,496

Scheduled principal payments on debt for the balance of 2023, the subsequent five years and thereafter are as follows: 2023 — none; 2024 — none; 2025 — none; 2026 — none; 2027 — none; 2028 — none and thereafter — $1.50 billion.

In the first six months of 2023, AFG repurchased $15 million principal amount of its 4.50% Senior Notes due in June 2047 for $13 million and $8 million principal amount of its 5.25% Senior Notes due in April 2030 for $8 million in open market transactions.

In the first six months of 2022, AFG repurchased $49 million principal amount of its 3.50% Senior Notes due in August 2026 in open market transactions for $51 million. In June 2022, AFG redeemed the remaining $376 million of outstanding 3.50% Senior Notes due August 2026 for $382 million (including a $6 million make-whole call premium).

In June 2023, AFG replaced its existing credit facility with a new five-year, $450 million revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at June 30, 2023 or under AFG’s previous credit facility at December 31, 2022.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended June 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(66)	$14	$(52)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		2	(1)	1
Total net unrealized gains (losses) on securities	$(413)	(64)	13	(51)	$(464)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		$(21)	$4	$(17)
Reclassification adjustment for investment income included in net earnings (*)		6	(1)	5
Total net unrealized gains (losses) on cash flow hedges	(21)	(15)	3	(12)	(33)
Foreign currency translation adjustments	(20)	2	1	3	(17)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(451)	$(77)	$17	$(60)	$(511)

Quarter ended June 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(286)	$61	$(225)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		11	(3)	8
Total net unrealized gains (losses) on securities	$(109)	(275)	58	(217)	$(326)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(3)	1	(2)
Reclassification adjustment for investment income included in net earnings (*)		(2)	—	(2)
Total net unrealized gains (losses) on cash flow hedges	(4)	(5)	1	(4)	(8)
Foreign currency translation adjustments	(19)	5	(1)	4	(15)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$(131)	$(275)	$58	$(217)	$(348)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Six months ended June 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$12	$(3)	$9
Reclassification adjustment for realized (gains) losses included in net earnings (*)		31	(7)	24
Total net unrealized gains (losses) on securities	$(497)	43	(10)	33	$(464)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(16)	3	(13)
Reclassification adjustment for investment income included in net earnings (*)		11	(2)	9
Total net unrealized gains (losses) on cash flow hedges	(29)	(5)	1	(4)	(33)
Foreign currency translation adjustments	(20)	2	1	3	(17)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(543)	$40	$(8)	$32	$(511)

Six months ended June 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(599)	$127	$(472)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		13	(3)	10
Total net unrealized gains (losses) on securities	$136	(586)	124	(462)	$(326)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(8)	2	(6)
Reclassification adjustment for investment income included in net earnings (*)		(2)	—	(2)
Total net unrealized gains (losses) on cash flow hedges	—	(10)	2	(8)	(8)
Foreign currency translation adjustments	(18)	3	—	3	(15)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$119	$(593)	$126	$(467)	$(348)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2023, AFG issued 165,513 shares of restricted Common Stock (fair value of $130.52 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million in both the second quarter of 2023 and 2022 and $9 million and $10 million in the first six months of 2023 and 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$255		$206		$519		$567

Income taxes at statutory rate	$54	21%	$43	21%	$109	21%	$119	21%
Effect of:
Employee stock ownership plan dividend paid deduction	—	—%	(4)	(2%)	(3)	(1%)	(6)	(1%)
Stock-based compensation	—	—%	(2)	(1%)	(2)	—%	(4)	(1%)
Tax exempt interest	(1)	—%	(2)	(1%)	(2)	—%	(4)	(1%)
Dividends received deduction	—	—%	—	—%	(1)	—%	(1)	—%
Nondeductible expenses	2	1%	1	—%	5	1%	3	1%
Foreign operations	2	1%	—	—%	4	1%	5	1%
Change in valuation allowance	—	—%	1	—%	—	—%	(1)	—%
Other	(2)	(1%)	2	2%	(3)	(1%)	(1)	(1%)
Provision for income taxes as shown in the statement of earnings	$55	22%	$39	19%	$107	21%	$110	19%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2023 and 2022 (in millions):

	Six months ended June 30,
	2023	2022
Balance at beginning of year	$11,974	$11,074
Less reinsurance recoverables, net of allowance	3,767	3,419
Net liability at beginning of year	8,207	7,655
Provision for losses and LAE occurring in the current period	1,850	1,640
Net decrease in the provision for claims of prior years	(125)	(173)
Total losses and LAE incurred	1,725	1,467
Payments for losses and LAE of:
Current year	(338)	(290)
Prior years	(1,345)	(1,102)
Total payments	(1,683)	(1,392)
Foreign currency translation and other	—	—
Net liability at end of period	8,249	7,730
Add back reinsurance recoverables, net of allowance	3,676	3,471
Gross unpaid losses and LAE included in the balance sheet at end of period	$11,925	$11,201

The net decrease in the provision for claims of prior years during the first six months of 2023 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency and severity in the trucking business and lower than anticipated claim frequency in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the surety business (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the public sector and excess liability businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first six months of 2022 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the targeted markets and excess liability businesses (within the Specialty casualty sub-segment) and (ii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2023 and 2022 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2023	2022	2023	2022
Balance at March 31	$9	$7	$8	$7
Provision (credit) for expected credit losses	—	—	1	2
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$9	$7	$9	$9

Balance at January 1	$8	$8	$8	$8
Provision (credit) for expected credit losses	1	(1)	1	1
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$9	$7	$9	$9

M.    Subsequent Event

On July 3, 2023, AFG completed the acquisition of Crop Risk Services (“CRS”) from American International Group (“AIG”). CRS is a primary crop insurance general agent based in Decatur, Illinois, with crop year 2022 gross written premiums of approximately $1.2 billion and was the seventh largest provider of multi-peril crop insurance in the United States based on 2022 premiums. At closing, AFG paid AIG approximately $235 million (based on an estimated $25 million in net tangible assets) using cash on hand. The sale is subject to post-closing adjustments which are expected to be finalized during the third quarter of 2023. The purchase price in excess of the net tangible assets acquired ($210 million) will be recorded as a combination of amortizing intangible assets (primarily related to existing agency relationships) and goodwill. AFG expensed $3 million of acquisition expenses incurred.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	32	Results of Operations	43
Overview	33	General	43
Critical Accounting Policies	33	Results of Operations — Second Quarter	44
Liquidity and Capital Resources	34	Segmented Statement of Earnings	44
Ratios	34	Property and Casualty Insurance	45
Condensed Consolidated Cash Flows	34	Holding Company, Other and Unallocated	55
Parent and Subsidiary Liquidity	35	Results of Operations — First Six Months	58
Investments	36	Segmented Statement of Earnings	58
Uncertainties	39	Property and Casualty Insurance	59
Managed Investment Entities	40	Holding Company, Other and Unallocated	68

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “expects”, “projects”, “estimates”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will” or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings, investment activities, and the amount and timing of share repurchases or special dividends; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.

Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to the following and the risks and uncertainties AFG describes in the “Risk Factors” section of its most recent Annual Report on Form 10-K, as updated by its other reports filed with the Securities and Exchange Commission.
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

AFG reported net earnings of $200 million ($2.34 per share, diluted) for the second quarter of 2023 compared to $167 million ($1.96 per share, diluted) for the second quarter of 2022. The year-over-year increase was due primarily to lower net realized losses on securities and the impact of higher yields on fixed maturity investments. These items were partially offset by lower underwriting profit and lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs).

AFG reported net earnings of $412 million ($4.83 per share, diluted) for the first six months of 2023 compared to $457 million ($5.36 per share, diluted) for the first six months of 2022. The year-over-year decrease was due primarily to lower underwriting profit and lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) when compared to the strong performance of this portfolio in the prior year period. These items were partially offset by the impact of higher yields on fixed maturity investments and lower net realized losses on securities.

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Economic inflation, social inflation, supply chain disruption, labor shortages, banking system instability and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment, the conflict between Russia and Ukraine and any lingering effects of the COVID-19 pandemic. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2022 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	June 30, 2023	2022	2021
Principal amount of long-term debt	$1,498	$1,521	$1,993
Total capital	5,988	6,099	6,869
Ratio of debt to total capital:
Including subordinated debt	25.0%	24.9%	29.0%
Excluding subordinated debt	13.7%	13.9%	19.2%

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

	Six months ended June 30,
	2023	2022
Net cash provided by operating activities	$518	$514
Net cash provided by (used in) investing activities	368	(501)
Net cash used in financing activities	(770)	(1,177)
Net change in cash and cash equivalents	$116	$(1,164)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $70 million during the first six months of 2023 and $42 million in the first six months of 2022, accounting for a $28 million increase in cash flows from operating activities in the 2023 period compared to the 2022 period. As discussed in Note A —

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
“Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $448 million and $472 million in the first six months of 2023 and 2022, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $153 million source of cash in the first six months of 2023 compared to a $245 million use of cash in the comparable 2022 period, accounting for a $398 million increase in net cash provided by investing activities in the first six months of 2023 compared to the same 2022 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were a $215 million source of cash in the first six months of 2023 compared to a $256 million use of cash in the first six months of 2022, a change of $471 million reflecting the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in the first six months of 2022.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $770 million for the first six months of 2023 compared to $1.18 billion in the first six months of 2022, a decrease of $407 million. AFG paid cash dividends totaling $446 million in the first six months of 2023 compared to $942 million in the first six months of 2022, a decrease in cash used by financing activities of $496 million. Debt retirements were a $21 million use of cash in the first six months of 2023 compared to $433 million in the first six months of 2022, a decrease in cash used in financing activities of $412 million. During the first six months of 2023, AFG repurchased $67 million of its Common Stock compared to $5 million in the comparable 2022 period, resulting in a $62 million increase in net cash used in financing activities in the first six months of 2023 compared to the first six months of 2022. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $244 million in the first six months of 2023 compared to issuances exceeding retirements by $194 million in the first six months of 2022, accounting for a $438 million increase in net cash used in financing activities in the 2023 period compared to the 2022 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements.

Parent and Subsidiary Liquidity

Parent Holding Company Liquidity   Management believes AFG has sufficient resources to meet its liquidity requirements. If funds generated from operations, including dividends, tax payments and borrowings from subsidiaries, are insufficient to meet fixed charges in any period, AFG would be required to utilize parent company cash and investments or to generate cash through borrowings, sales of other assets or similar transactions.

AFG's operations continue to generate significant excess capital for returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for profitable organic growth and opportunities to expand through acquisitions of established businesses, such as the July 2023 acquisition of CRS, and acquisitions of or investments in start-ups that meet target return thresholds.

During the first six months of 2023, AFG repurchased 574,720 shares of its Common Stock for $67 million and paid a special cash dividend of $4.00 per share in February totaling $341 million.

AFG may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as management may determine, and will depend on prevailing market conditions, AFG’s liquidity requirements, contractual restrictions and other factors. During the first six months of 2023, AFG repurchased $23 million principal amount of its senior notes for $21 million cash.

During 2022, AFG repurchased 89,368 shares of its Common Stock for $11 million and paid special cash dividends totaling $1.02 billion ($2.00 per share in March, $8.00 per share in May and $2.00 per share in November). In 2022, AFG repurchased $472 million principal amount of its senior notes for $477 million cash.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
At June 30, 2023, AFG (parent) held $551 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. In June 2023, AFG replaced its existing credit facility with a new five-year, $450 million revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facilities, or under any other parent company short-term borrowing arrangements, during 2022 or the first six months of 2023.

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

Investments
AFG’s investment portfolio at June 30, 2023, contained $9.89 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $38 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $618 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $430 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at June 30, 2023 and 5% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2023 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$9,923
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(298)
Approximately 93% of the fixed maturities held by AFG at June 30, 2023, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 10% of AFG’s fixed maturity portfolio at June 30, 2023. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At June 30, 2023, approximately 92% of the municipal bond portfolio was held in revenue bonds, with the remaining 8% held in general obligation bonds.
AFG has less than $100 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s exposure to office commercial real estate within its fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $640 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2023, is shown in the following table (dollars in millions). Approximately $208 million of available for sale fixed maturity securities had no unrealized gains or losses at June 30, 2023.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$1,480	$8,197
Amortized cost of securities, net of allowance for expected credit losses	$1,440	$8,824
Gross unrealized gain (loss)	$40	$(627)
Fair value as % of amortized cost	103%	93%
Number of security positions	381	1,810
Number individually exceeding $2 million gain or loss	1	58
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$20	$(184)
Collateralized loan obligations	5	(50)
Banking	4	(31)
States and municipalities	3	(47)
Other asset-backed securities	—	(162)
Asset managers	—	(45)
Percentage rated investment grade	87%	95%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2023, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	5%
After one year through five years	15%	26%
After five years through ten years	23%	8%
After ten years	7%	3%
	48%	42%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	42%	41%
Mortgage-backed securities (average life of approximately 6.5 years)	10%	17%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2023
Securities with unrealized gains:
Exceeding $500,000 (10 securities)	$69	$10	117%
$500,000 or less (371 securities)	1,411	30	102%
	$1,480	$40	103%
Securities with unrealized losses:
Exceeding $500,000 (325 securities)	$3,641	$(464)	89%
$500,000 or less (1,485 securities)	4,556	(163)	97%
	$8,197	$(627)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2023
Investment grade fixed maturities with losses for:
Less than one year (451 securities)	$2,101	$(66)	97%
One year or longer (1,073 securities)	5,692	(527)	92%
	$7,793	$(593)	93%
Non-investment grade fixed maturities with losses for:
Less than one year (132 securities)	$105	$(5)	95%
One year or longer (154 securities)	299	(29)	91%
	$404	$(34)	92%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2023. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2023
Assets:
Cash and investments	$14,625	$—	$(136)	(*)	$14,489
Assets of managed investment entities	—	5,235	—		5,235
Other assets	9,325	—	(1)	(*)	9,324
Total assets	$23,950	$5,235	$(137)		$29,048
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,611	$—	$—		$15,611
Liabilities of managed investment entities	—	5,216	(118)	(*)	5,098
Long-term debt and other liabilities	4,346	—	—		4,346
Total liabilities	19,957	5,216	(118)		25,055

Shareholders’ equity:
Common Stock and Capital surplus	1,462	19	(19)		1,462
Retained earnings	3,042	—	—		3,042
Accumulated other comprehensive income (loss), net of tax	(511)	—	—		(511)
Total shareholders’ equity	3,993	19	(19)		3,993
Total liabilities and shareholders’ equity	$23,950	$5,235	$(137)		$29,048

December 31, 2022
Assets:
Cash and investments	$14,627	$—	$(115)	(*)	$14,512
Assets of managed investment entities	—	5,447	—		5,447
Other assets	8,872	—	—	(*)	8,872
Total assets	$23,499	$5,447	$(115)		$28,831
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,220	$—	$—		$15,220
Liabilities of managed investment entities	—	5,444	(112)	(*)	5,332
Long-term debt and other liabilities	4,227	—	—		4,227
Total liabilities	19,447	5,444	(112)		24,779

Shareholders’ equity:
Common Stock and Capital surplus	1,453	3	(3)		1,453
Retained earnings	3,142	—	—		3,142
Accumulated other comprehensive income (loss), net of tax	(543)	—	—		(543)
Total shareholders’ equity	4,052	3	(3)		4,052
Total liabilities and shareholders’ equity	$23,499	$5,447	$(115)		$28,831
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,507	$—	$—		$1,507
Net investment income	203	—	(5)	(b)	198
Realized gains (losses) on securities	(2)	—	—		(2)
Income of managed investment entities:
Investment income	—	112	—		112
Gain (loss) on change in fair value of assets/liabilities	—	2	(2)	(b)	—
Other income	29	—	(4)	(c)	25
Total revenues	1,737	114	(11)		1,840
Costs and Expenses:
Insurance benefits and expenses	1,390	—	—		1,390
Expenses of managed investment entities	—	114	(11)	(b)(c)	103
Interest charges on borrowed money and other expenses	92	—	—		92
Total costs and expenses	1,482	114	(11)		1,585
Earnings before income taxes	255	—	—		255
Provision for income taxes	55	—	—		55
Net earnings	$200	$—	$—		$200

Three months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,393	$—	$—		$1,393
Net investment income	156	—	12	(b)	168
Realized gains (losses) on securities	(93)	—	—		(93)
Income of managed investment entities:
Investment income	—	54	—		54
Gain (loss) on change in fair value of assets/liabilities	—	4	(19)	(b)	(15)
Other income	36	—	(4)	(c)	32
Total revenues	1,492	58	(11)		1,539
Costs and Expenses:
Insurance benefits and expenses	1,206	—	—		1,206
Expenses of managed investment entities	—	57	(10)	(b)(c)	47
Interest charges on borrowed money and other expenses	80	—	—		80
Total costs and expenses	1,286	57	(10)		1,333
Earnings before income taxes	206	1	(1)		206
Provision for income taxes	39	—	—		39
Net earnings	$167	$1	$(1)		$167
(a)Includes income of $5 million in the second quarter of 2023 and a loss of $12 million in the second quarter of 2022, representing the change in fair value of AFG’s CLO investments and $4 million of income in both the second quarter of 2023 and 2022, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million and $6 million in the second quarter of 2023 and 2022, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$2,944	$—	$—		$2,944
Net investment income	421	—	(6)	(b)	415
Realized gains (losses) on securities	(48)	—	—		(48)
Income of managed investment entities:
Investment income	—	216	—		216
Gain (loss) on change in fair value of assets/liabilities	—	1	(5)	(b)	(4)
Other income	65	—	(8)	(c)	57
Total revenues	3,382	217	(19)		3,580
Costs and Expenses:
Insurance benefits and expenses	2,683	—	—		2,683
Expenses of managed investment entities	—	217	(19)	(b)(c)	198
Interest charges on borrowed money and other expenses	180	—	—		180
Total costs and expenses	2,863	217	(19)		3,061
Earnings before income taxes	519	—	—		519
Provision for income taxes	107	—	—		107
Net earnings	$412	$—	$—		$412

Six months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$2,695	$—	$—		$2,695
Net investment income	384	—	14	(b)	398
Realized gains (losses) on securities	(108)	—	—		(108)
Income of managed investment entities:
Investment income	—	100	—		100
Gain (loss) on change in fair value of assets/liabilities	—	4	(24)	(b)	(20)
Other income	70	—	(8)	(c)	62
Total revenues	3,041	104	(18)		3,127
Costs and Expenses:
Insurance benefits and expenses	2,313	—	—		2,313
Expenses of managed investment entities	—	103	(17)	(b)(c)	86
Interest charges on borrowed money and other expenses	161	—	—		161
Total costs and expenses	2,474	103	(17)		2,560
Earnings before income taxes	567	1	(1)		567
Provision for income taxes	110	—	—		110
Net earnings	$457	$1	$(1)		$457
(a)Includes income of $6 million in the first six months of 2023 and a loss of $14 million in the first six months of 2022, representing the change in fair value of AFG’s CLO investments and $8 million of income in both the first six months of 2023 and 2022, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $11 million and $9 million in the first six months of 2023 and 2022, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Components of net earnings:
Core operating earnings before income taxes	$258	$308	$566	$686
Pretax non-core items:
Realized gains (losses) on securities	(2)	(93)	(48)	(108)
Gain (loss) on retirement of debt	(1)	(9)	1	(11)
Earnings before income taxes	255	206	519	567
Provision for income taxes:
Core operating earnings	56	65	117	140
Non-core items:
Realized gains (losses) on securities	(1)	(20)	(10)	(23)
Gain (loss) on retirement of debt	—	(2)	—	(3)
Other	—	(4)	—	(4)
Total provision for income taxes	55	39	107	110
Net earnings	$200	$167	$412	$457

Net earnings:
Core net operating earnings	$202	$243	$449	$546
Realized gains (losses) on securities	(1)	(73)	(38)	(85)
Gain (loss) on retirement of debt	(1)	(7)	1	(8)
Other	—	4	—	4
Net earnings	$200	$167	$412	$457

Diluted per share amounts:
Core net operating earnings	$2.38	$2.85	$5.27	$6.41
Realized gains (losses) on securities	(0.02)	(0.86)	(0.45)	(1.00)
Gain (loss) on retirement of debt	(0.02)	(0.08)	0.01	(0.10)
Other	—	0.05	—	0.05
Net earnings	$2.34	$1.96	$4.83	$5.36

Net earnings were $200 million in the second quarter of 2023 compared to $167 million in the second quarter of 2022 reflecting lower net realized losses on securities, partially offset by lower core net operating earnings in the second quarter of 2023 compared to the second quarter of 2022. Core net operating earnings for the second quarter of 2023 decreased $41 million compared to the second quarter of 2022 reflecting lower underwriting profit and lower returns on AFG’s alternative investment portfolio, partially offset by the impact of higher yields on fixed maturity investments and lower interest charges on borrowed money. Net realized losses on securities in the second quarter of 2023 and 2022 include after-tax gains of $1 million and after-tax losses of $65 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net earnings were $412 million in the first six months of 2023 compared to $457 million in the first six months of 2022 reflecting lower core net operating earnings, partially offset by lower net realized losses on securities in the first six months of 2023 compared to the first six months of 2022. Core net operating earnings for the first six months of 2023 decreased $97 million compared to the first six months of 2022 reflecting lower underwriting profit and lower returns on AFG’s alternative investment portfolio when compared to the strong performance of this portfolio in the prior year period, partially offset by the impact of higher yields on fixed maturity investments and lower interest charges on borrowed money. Net realized losses on securities in the first six months of 2023 and 2022 include after-tax losses of $17 million and $75 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2023 and 2022 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,507	$—	$—	$1,507	$—	$1,507
Net investment income	191	(5)	12	198	—	198
Realized gains (losses) on securities	—	—	—	—	(2)	(2)
Income of MIEs:
Investment income	—	112	—	112	—	112
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—
Other income	3	(4)	26	25	—	25
Total revenues	1,701	103	38	1,842	(2)	1,840

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	905	—	—	905	—	905
Commissions and other underwriting expenses	478	—	7	485	—	485
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	103	—	103	—	103
Other expenses	19	—	53	72	1	73
Total costs and expenses	1,402	103	79	1,584	1	1,585
Earnings before income taxes	299	—	(41)	258	(3)	255
Provision for income taxes	63	—	(7)	56	(1)	55
Core Net Operating Earnings	236	—	(34)	202
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(1)	(1)	1	—
Loss on retirement of debt, net of tax	—	—	(1)	(1)	1	—
Net Earnings	$236	$—	$(36)	$200	$—	$200

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,393	$—	$—	$1,393	$—	$1,393
Net investment income	156	12	—	168	—	168
Realized gains (losses) on securities	—	—	—	—	(93)	(93)
Income of MIEs:
Investment income	—	54	—	54	—	54
Gain (loss) on change in fair value of assets/liabilities	—	(15)	—	(15)	—	(15)
Other income	6	(4)	30	32	—	32
Total revenues	1,555	47	30	1,632	(93)	1,539

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	774	—	—	774	—	774
Commissions and other underwriting expenses	423	—	9	432	—	432
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	47	—	47	—	47
Other expenses	13	—	35	48	9	57
Total costs and expenses	1,210	47	67	1,324	9	1,333
Earnings before income taxes	345	—	(37)	308	(102)	206
Provision for income taxes	74	—	(9)	65	(26)	39
Core Net Operating Earnings	271	—	(28)	243
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(73)	(73)	73	—
Loss on retirement of debt, net of tax	—	—	(7)	(7)	7	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$271	$—	$(104)	$167	$—	$167
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

AFG’s property and casualty insurance operations contributed $299 million in pretax earnings in the second quarter of 2023 compared to $345 million in the second quarter of 2022, a decrease of $46 million (13%). The decrease in pretax earnings reflects lower underwriting profit, partially offset by higher net investment income in the second quarter of 2023 compared to the second quarter of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2023 and 2022 (dollars in millions):

	Three months ended June 30,
	2023	2022	% Change
Gross written premiums	$2,369	$2,123	12%
Reinsurance premiums ceded	(702)	(607)	16%
Net written premiums	1,667	1,516	10%
Change in unearned premiums	(160)	(123)	30%
Net earned premiums	1,507	1,393	8%
Loss and loss adjustment expenses	905	774	17%
Commissions and other underwriting expenses	478	423	13%
Underwriting gain	124	196	(37%)

Net investment income	191	156	22%
Other income and expenses, net	(16)	(7)	129%
Earnings before income taxes	$299	$345	(13%)

	Three months ended June 30,
	2023	2022	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	60.2%	55.4%	4.8%
Underwriting expense ratio	31.7%	30.4%	1.3%
Combined ratio	91.9%	85.8%	6.1%

Aggregate — including exited lines
Loss and LAE ratio	60.0%	55.6%	4.4%
Underwriting expense ratio	31.7%	30.4%	1.3%
Combined ratio	91.7%	86.0%	5.7%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.37 billion for the second quarter of 2023 compared to $2.12 billion for the second quarter of 2022, an increase of $246 million (12%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2023		2022
	GWP	%	GWP	%	% Change
Property and transportation	$1,059	45%	$962	45%	10%
Specialty casualty	1,012	43%	948	45%	7%
Specialty financial	298	12%	213	10%	40%
	$2,369	100%	$2,123	100%	12%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums for the second quarter of 2023 compared to 29% of gross written premiums for the second quarter of 2022, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2023		2022		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(391)	37%	$(330)	34%	3%
Specialty casualty	(319)	32%	(302)	32%	—%
Specialty financial	(58)	19%	(36)	17%	2%
Other specialty	66		61
	$(702)	30%	$(607)	29%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.67 billion for the second quarter of 2023 compared to $1.52 billion for the second quarter of 2022, an increase of $151 million (10%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2023		2022
	NWP	%	NWP	%	% Change
Property and transportation	$668	40%	$632	42%	6%
Specialty casualty	693	42%	646	42%	7%
Specialty financial	240	14%	177	12%	36%
Other specialty	66	4%	61	4%	8%
	$1,667	100%	$1,516	100%	10%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.51 billion for the second quarter of 2023 compared to $1.39 billion for the second quarter of 2022, an increase of $114 million (8%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2023		2022
	NEP	%	NEP	%	% Change
Property and transportation	$534	35%	$505	36%	6%
Specialty casualty	711	47%	657	47%	8%
Specialty financial	195	13%	171	12%	14%
Other specialty	67	5%	60	5%	12%
	$1,507	100%	$1,393	100%	8%

Gross written premiums for the second quarter of 2023 increased $246 million (12%) compared to the second quarter of 2022. Year-over-year premium growth was reported within each of the Specialty property and casualty sub-segments as a result of a combination of new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 4% in the second quarter of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 5%.

Property and transportation Gross written premiums increased $97 million (10%) in the second quarter of 2023 compared to the second quarter of 2022. Factors contributing to the year-over-year growth included the impact of increased rates and exposures in the transportation businesses and, to a lesser extent, the impact of earlier planting of corn and soybeans in the crop insurance business. Average renewal rates increased approximately 6% for this group in the second quarter of 2023. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the second quarter of 2023 compared to the second quarter of 2022 reflecting growth in alternative

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
risk transfer products in the transportation businesses, which cede a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $64 million (7%) in the second quarter of 2023 compared to the second quarter of 2022 due primarily to increased exposures and higher renewal rates in the excess and surplus business, new business opportunities, strong policy retention and rate increases in several of the targeted markets businesses, and payroll growth in the workers’ compensation businesses. This growth was partially offset by lower year-over-year premiums in the executive liability business. Average renewal rates increased approximately 3% for this group in the second quarter of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 6%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the second quarter of 2023 and the second quarter of 2022.

Specialty financial Gross written premiums increased $85 million (40%) in the second quarter of 2023 compared to the second quarter of 2022. Growth in the financial institutions business resulted from market opportunities and the addition of several new accounts. Average renewal rates increased approximately 2% for this group in the second quarter of 2023. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the second quarter of 2023 compared to the second quarter of 2022 reflecting higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $5 million in the second quarter of 2023 compared to the second quarter of 2022 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended June 30,			Three months ended June 30,
	2023	2022	Change	2023	2022
Property and transportation
Loss and LAE ratio	64.8%	64.7%	0.1%
Underwriting expense ratio	29.4%	27.7%	1.7%
Combined ratio	94.2%	92.4%	1.8%
Underwriting profit				$32	$39

Specialty casualty
Loss and LAE ratio	59.2%	53.9%	5.3%
Underwriting expense ratio	27.4%	26.2%	1.2%
Combined ratio	86.6%	80.1%	6.5%
Underwriting profit				$95	$130

Specialty financial
Loss and LAE ratio	40.9%	25.7%	15.2%
Underwriting expense ratio	54.1%	52.7%	1.4%
Combined ratio	95.0%	78.4%	16.6%
Underwriting profit				$10	$37

Total Specialty
Loss and LAE ratio	60.2%	55.4%	4.8%
Underwriting expense ratio	31.7%	30.4%	1.3%
Combined ratio	91.9%	85.8%	6.1%
Underwriting profit				$123	$197

Aggregate — including exited lines
Loss and LAE ratio	60.0%	55.6%	4.4%
Underwriting expense ratio	31.7%	30.4%	1.3%
Combined ratio	91.7%	86.0%	5.7%
Underwriting profit				$124	$196

The Specialty property and casualty insurance operations generated an underwriting profit of $123 million in the second quarter of 2023 compared to $197 million in the second quarter of 2022, a decrease of $74 million (38%). This decrease reflects lower underwriting profit in each of the Specialty property and casualty sub-segments. Overall catastrophe losses were $53 million (3.5 points on the combined ratio), including $2 million in net reinstatement premiums, in the second quarter of 2023 compared to catastrophe losses of $22 million (1.5 points) in the second quarter of 2022.

Property and transportation Underwriting profit for this group was $32 million for the second quarter of 2023 compared to $39 million for the second quarter of 2022, a decrease of $7 million (18%). Higher year-over-year underwriting profitability in the property and inland marine and ocean marine businesses was more than offset by lower favorable prior year reserve development in the transportation businesses. Catastrophe losses were $15 million (2.9 points on the combined ratio) in the second quarter of 2023 compared to $19 million (3.8 points) in the second quarter of 2022.

Specialty casualty Underwriting profit for this group was $95 million for the second quarter of 2023 compared to $130 million for the second quarter of 2022, a decrease of $35 million (27%). Lower levels of favorable prior year reserve development in the workers’ compensation businesses and adverse reserve development in the public sector business were partially offset by higher levels of favorable prior year reserve development in the executive liability business. Catastrophe losses were $8 million (1.0 points on the combined ratio), including $2 million in net reinstatement premiums, in the second quarter of 2023 compared to catastrophe losses of less than $1 million (0.1 points) in the second quarter of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Underwriting profit for this group was $10 million for the second quarter of 2023 compared to $37 million in the second quarter of 2022, a decrease of $27 million (73%). This decrease reflects higher year-over-year catastrophe losses in the financial institutions business and lower underwriting profitability in the surety and fidelity businesses. Catastrophe losses were $19 million (9.6 points on the combined ratio) compared to $3 million (1.6 points) in the second quarter of 2022.

Other specialty This group reported an underwriting loss of $14 million in the second quarter of 2023 compared to $9 million in the second quarter of 2022, an increase of $5 million (56%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the second quarter of 2023 compared to the second quarter of 2022. Catastrophe losses were $11 million in the second quarter of 2023 compared to less than $1 million in the second quarter of 2022.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes favorable prior year reserve development of $1 million in the second quarter of 2023 compared to adverse prior year reserve development of $1 million in the second quarter of 2022 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 60.0% for the second quarter of 2023 compared to 55.6% for the second quarter of 2022, an increase of 4.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2023	2022	2023	2022	Ratio
Property and transportation
Current year, excluding catastrophe losses	$352	$338	65.7%	66.9%	(1.2%)
Prior accident years development	(21)	(30)	(3.8%)	(6.0%)	2.2%
Current year catastrophe losses including the impact of net reinstatement premiums	15	19	2.9%	3.8%	(0.9%)
Property and transportation losses and LAE and ratio	$346	$327	64.8%	64.7%	0.1%

Specialty casualty
Current year, excluding catastrophe losses	$439	$403	61.6%	61.3%	0.3%
Prior accident years development	(24)	(49)	(3.4%)	(7.5%)	4.1%
Current year catastrophe losses including the impact of net reinstatement premiums	6	—	1.0%	0.1%	0.9%
Specialty casualty losses and LAE and ratio	$421	$354	59.2%	53.9%	5.3%

Specialty financial
Current year, excluding catastrophe losses	$71	$56	37.0%	33.0%	4.0%
Prior accident years development	(11)	(15)	(5.7%)	(8.9%)	3.2%
Current year catastrophe losses including the impact of net reinstatement premiums	19	3	9.6%	1.6%	8.0%
Specialty financial losses and LAE and ratio	$79	$44	40.9%	25.7%	15.2%

Total Specialty
Current year, excluding catastrophe losses	$916	$837	60.7%	60.1%	0.6%
Prior accident years development	(61)	(86)	(4.0%)	(6.2%)	2.2%
Current year catastrophe losses including the impact of net reinstatement premiums	51	22	3.5%	1.5%	2.0%
Total Specialty losses and LAE and ratio	$906	$773	60.2%	55.4%	4.8%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$916	$837	60.7%	60.1%	0.6%
Prior accident years development	(62)	(85)	(4.2%)	(6.1%)	1.9%
Current year catastrophe losses including the impact of net reinstatement premiums	51	22	3.5%	1.6%	1.9%
Aggregate losses and LAE and ratio	$905	$774	60.0%	55.6%	4.4%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.7% for the second quarter of 2023 compared to 60.1% for the second quarter of 2022, an increase of 0.6 percentage points.

Property and transportation   The 1.2 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses is due primarily to the impact of elevated large loss activity in the property and inland marine business in the second quarter of 2022 and lower current accident year losses in certain transportation businesses.

Specialty casualty   The 0.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects higher claim severity in certain liability and umbrella coverages, partially offset by the impact of an improvement in the estimated 2023 accident year to date losses recorded in the second quarter of 2023 in the executive liability business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 4.0 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects growth in a product offered in the financial institutions business with a higher expected loss ratio compared to some of the other businesses in the Specialty financial sub-segment, and the impact of very strong results reported in the 2022 period in AFG’s European and trade credit businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $61 million in the second quarter of 2023 compared to $86 million in the second quarter of 2022, a decrease of $25 million (29%).

Property and transportation Net favorable reserve development of $21 million in the second quarter of 2023 reflects lower than expected claim frequency and severity in the trucking business, lower than anticipated losses in the crop business and lower than anticipated claim frequency in the ocean marine business. Net favorable reserve development of $30 million in the second quarter of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking business, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $24 million in the second quarter of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector business. Net favorable reserve development of $49 million in the second quarter of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability and excess and surplus businesses, partially offset by higher than anticipated claim severity in the excess liability businesses.

Specialty financial Net favorable reserve development of $11 million in the second quarter of 2023 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the fidelity business. Net favorable reserve development of $15 million in the second quarter of 2022 reflects lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $5 million in the second quarter of 2023 and net adverse reserve development of $8 million in the second quarter of 2022 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998. The 2022 period reflects net adverse reserve development primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net favorable reserve development of $1 million in the second quarter of 2023 and net adverse reserve development of $1 million in the second quarter of 2022 related to business outside of the Specialty group that AFG no longer writes.

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations released prior accident year COVID-19 reserves of $7 million in the second quarter of 2023 and $4 million in the second quarter of 2022 based on improved loss experience across several businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 42% of the $66 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at June 30, 2023.

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
AFG maintains comprehensive property catastrophe reinsurance coverage for its property and casualty insurance operations, including a $50 million per occurrence net retention, for losses up to $125 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $84 million for a single occurrence. AFG further maintains supplemental fully collateralized reinsurance coverage up to 95% of $323 million for catastrophe losses in excess of $127 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $51 million in the second quarter of 2023 and $22 million in the second quarter of 2022 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $478 million in the second quarter of 2023 compared to $423 million for the second quarter of 2022, an increase of $55 million (13%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 31.7% for the second quarter of 2023 compared to 30.4% for the second quarter of 2022, an increase of 1.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2023		2022		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$156	29.4%	$139	27.7%	1.7%
Specialty casualty	195	27.4%	173	26.2%	1.2%
Specialty financial	106	54.1%	90	52.7%	1.4%
Other specialty	21	31.1%	21	35.0%	(3.9%)
	$478	31.7%	$423	30.4%	1.3%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in the second quarter of 2023 compared to the second quarter of 2022 reflecting higher expenses related to certain technology initiatives.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.2 percentage points in the second quarter of 2023 compared to the second quarter of 2022 reflecting higher expenses related to certain technology initiatives.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.4 percentage points in the second quarter of 2023 compared to the second quarter of 2022 reflecting higher expenses related to certain technology initiatives and higher commissions paid to agents in the surety business, partially offset by the impact of higher premiums on the ratio in the second quarter of 2023 compared to the second quarter of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $191 million in the second quarter of 2023 compared to $156 million in the second quarter of 2022, an increase of $35 million (22%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2023	2022	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$136	$94	$42	45%
Alternative investments	55	62	(7)	(11%)
Total net investment income	$191	$156	$35	22%

Average invested assets (at amortized cost)	$14,498	$13,983	$515	4%

Yield (net investment income as a % of average invested assets)	5.27%	4.46%	0.81%

Tax equivalent yield (*)	5.34%	4.56%	0.78%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the second quarter of 2023 compared to the second quarter of 2022 reflects the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs). The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.27% for the second quarter of 2023 compared to 4.46% for the second quarter of 2022, an increase of 0.81 percentage points reflecting higher returns on fixed maturity investments, partially offset by lower yields on alternative investments. The annualized return earned on alternative investments was 9.6% in the second quarter of 2023 compared to 12.4% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $16 million for the second quarter of 2023 compared to $7 million for the second quarter of 2022, an increase of $9 million (129%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2023	2022
Other income:
Income related to the sale of real estate	$—	$1
Other	3	5
Total other income	3	6
Other expenses:
Amortization of intangibles	3	3
Interest expense on funds withheld	10	7
Acquisition expenses related to CRS	3	—
Other	3	3
Total other expenses	19	13
Other income and expenses, net	$(16)	$(7)
The $3 million (43%) increase in interest expense on funds withheld in the second quarter of 2023 compared to the second quarter of 2022 reflects the impact of higher interest rates on funds withheld.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $42 million in the second quarter of 2023 compared to $46 million in the second quarter of 2022, a decrease of $4 million (9%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $41 million in the second quarter of 2023 compared to $37 million in the second quarter of 2022, an increase of $4 million (11%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended June 30, 2023 and 2022 (dollars in millions):

	Three months ended June 30,
	2023	2022	% Change
Revenues:
Net investment income	$12	$—	—%
Other income — P&C fees	22	21	5%
Other income	4	9	(56%)
Total revenues	38	30	27%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	7	9	(22%)
Other expense — expenses associated with P&C fees	15	12	25%
Other expenses (*)	38	23	65%
Costs and expenses, excluding interest charges on borrowed money	60	44	36%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(22)	(14)	57%
Interest charges on borrowed money	19	23	(17%)
Core loss before income taxes, excluding realized gains and losses	(41)	(37)	11%
Pretax non-core gain (loss) on retirement of debt	(1)	(9)	(89%)
GAAP loss before income taxes, excluding realized gains and losses	$(42)	$(46)	(9%)
(*)Excludes pretax non-core losses on retirement of debt of $1 million in the second quarter of 2023 and $9 million in the second quarter of 2022.

Holding Company and Other — Net Investment Income (Loss)
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $12 million in the second quarter of 2023 compared to a net loss of less than $1 million in the second quarter of 2022. A small portfolio of equity securities held during the 2022 period at the holding company that were carried at fair value through net investment income declined in value by $7 million. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment increased $5 million reflecting the impact of higher interest rates on cash and fixed maturity investments, partially offset by lower average balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2023, AFG collected $22 million in fees for these services compared to $18 million in the second quarter of 2022. Management views this fee income, net of the $15 million in the second quarter of 2023 and $12 million in the second quarter of 2022 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $3 million in fees from AFG’s disposed annuity operations during the second quarter of 2022 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the second quarter of 2023 and the second quarter of 2022, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of less than $1 million in the second quarter of 2023 and $5 million the second quarter of 2022, a decrease of $5 million, due primarily to income from the sale of real estate in the second quarter of 2022.

Holding Company and Other — Other Expenses
Excluding the non-core gain on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $38 million in the second quarter of 2023 compared to $23 million in the second quarter of 2022, an increase of $15 million (65%), reflecting the favorable impact of poor stock market performance in the second quarter of 2022 on expenses related to deferred compensation obligations to employees that are tied to stock market performance. To mitigate the impact of fair value changes related to the equity components of these obligations, AFG entered into a total return swap in May 2022.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in the second quarter of 2023 compared to $23 million in the second quarter of 2022, a decrease of $4 million (17%) reflecting the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Gain (Loss) on Retirement of Debt
During the second quarter of 2023, AFG recorded a $1 million pretax non-core loss related to the write-off of debt issue costs associated with its previous revolving credit facility, which was replaced in June 2023. During the second quarter of 2022, AFG retired its $377 million outstanding principal amount of 3.50% Senior Notes for $383 million cash (including a make-whole premium of $6 million), which resulted in a $9 million pretax non-core loss on retirement of debt.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $2 million in the second quarter of 2023 compared to $93 million in the second quarter of 2022, a decrease of $91 million (98%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2023	2022
Realized gains (losses) before impairment allowances:
Disposals	$(1)	$(7)
Change in the fair value of equity securities	3	(82)
Change in the fair value of derivatives	(4)	(3)
	(2)	(92)

Change in allowance for impairments on securities	—	(1)
Realized gains (losses) on securities	$(2)	$(93)

The $3 million net realized gain from the change in the fair value of equity securities in the second quarter of 2023 includes gains of $3 million on investments in capital goods companies, $2 million on investments in banks and financing companies, $2 million on investments in healthcare companies and $2 million on investments real estate investment trusts, partially offset by losses of $5 million on investments in media companies and $3 million on investments in retail companies. The $82 million net realized loss from the change in the fair value of equity securities in the second quarter of 2022 includes losses of $27 million on investments in banks and financing companies, $19 million on investments in media companies, $9 million on investments in retail companies and $8 million on investments in healthcare companies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $55 million for the second quarter of 2023 compared to $39 million for the second quarter of 2022, an increase of $16 million (41%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2023 and 2022 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$2,944	$—	$—	$2,944	$—	$2,944
Net investment income	398	(6)	23	415	—	415
Realized gains (losses) on securities	—	—	—	—	(48)	(48)
Income of MIEs:
Investment income	—	216	—	216	—	216
Gain (loss) on change in fair value of assets/liabilities	—	(4)	—	(4)	—	(4)
Other income	8	(8)	57	57	—	57
Total revenues	3,350	198	80	3,628	(48)	3,580

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,725	—	—	1,725	—	1,725
Commissions and other underwriting expenses	941	—	17	958	—	958
Interest charges on borrowed money	—	—	38	38	—	38
Expenses of MIEs	—	198	—	198	—	198
Other expenses	35	—	108	143	(1)	142
Total costs and expenses	2,701	198	163	3,062	(1)	3,061
Earnings before income taxes	649	—	(83)	566	(47)	519
Provision for income taxes	134	—	(17)	117	(10)	107
Core Net Operating Earnings	515	—	(66)	449
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(38)	(38)	38	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$515	$—	$(103)	$412	$—	$412

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$2,695	$—	$—	$2,695	$—	$2,695
Net investment income	379	14	5	398	—	398
Realized gains (losses) on securities	—	—	—	—	(108)	(108)
Income of MIEs:
Investment income	—	100	—	100	—	100
Gain (loss) on change in fair value of assets/liabilities	—	(20)	—	(20)	—	(20)
Other income	10	(8)	60	62	—	62
Total revenues	3,084	86	65	3,235	(108)	3,127

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,467	—	—	1,467	—	1,467
Commissions and other underwriting expenses	825	—	21	846	—	846
Interest charges on borrowed money	—	—	46	46	—	46
Expenses of MIEs	—	86	—	86	—	86
Other expenses	25	—	79	104	11	115
Total costs and expenses	2,317	86	146	2,549	11	2,560
Earnings before income taxes	767	—	(81)	686	(119)	567
Provision for income taxes	160	—	(20)	140	(30)	110
Core Net Operating Earnings	607	—	(61)	546
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(85)	(85)	85	—
Loss on retirement of debt, net of tax	—	—	(8)	(8)	8	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$607	$—	$(150)	$457	$—	$457
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $649 million in pretax earnings in the first six months of 2023 compared to $767 million in the first six months of 2022, a decrease of $118 million (15%). The decrease in pretax earnings reflects lower underwriting profit, partially offset by higher net investment income in the first six months of 2023 compared to the first six months of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2023 and 2022 (dollars in millions):

	Six months ended June 30,
	2023	2022	% Change
Gross written premiums	$4,524	$4,059	11%
Reinsurance premiums ceded	(1,338)	(1,175)	14%
Net written premiums	3,186	2,884	10%
Change in unearned premiums	(242)	(189)	28%
Net earned premiums	2,944	2,695	9%
Loss and loss adjustment expenses	1,725	1,467	18%
Commissions and other underwriting expenses	941	825	14%
Underwriting gain	278	403	(31%)

Net investment income	398	379	5%
Other income and expenses, net	(27)	(15)	80%
Earnings before income taxes	$649	$767	(15%)

	Six months ended June 30,
	2023	2022	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	58.6%	54.3%	4.3%
Underwriting expense ratio	32.0%	30.6%	1.4%
Combined ratio	90.6%	84.9%	5.7%

Aggregate — including exited lines
Loss and LAE ratio	58.5%	54.4%	4.1%
Underwriting expense ratio	32.0%	30.6%	1.4%
Combined ratio	90.5%	85.0%	5.5%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.52 billion for the first six months of 2023 compared to $4.06 billion for the first six months of 2022, an increase of $465 million (11%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2023		2022
	GWP	%	GWP	%	% Change
Property and transportation	$1,931	43%	$1,722	42%	12%
Specialty casualty	2,073	46%	1,924	48%	8%
Specialty financial	520	11%	413	10%	26%
	$4,524	100%	$4,059	100%	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums for the first six months of 2023 compared to 29% of gross written premiums for the first six months of 2022, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2023		2022		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(711)	37%	$(589)	34%	3%
Specialty casualty	(658)	32%	(628)	33%	(1%)
Specialty financial	(96)	18%	(77)	19%	(1%)
Other specialty	127		119
	$(1,338)	30%	$(1,175)	29%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.19 billion for the first six months of 2023 compared to $2.88 billion for the first six months of 2022, an increase of $302 million (10%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2023		2022
	NWP	%	NWP	%	% Change
Property and transportation	$1,220	38%	$1,133	39%	8%
Specialty casualty	1,415	45%	1,296	45%	9%
Specialty financial	424	13%	336	12%	26%
Other specialty	127	4%	119	4%	7%
	$3,186	100%	$2,884	100%	10%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.94 billion for the first six months of 2023 compared to $2.70 billion for the first six months of 2022, an increase of $249 million (9%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2023		2022
	NEP	%	NEP	%	% Change
Property and transportation	$1,009	34%	$948	35%	6%
Specialty casualty	1,415	48%	1,296	48%	9%
Specialty financial	391	13%	334	12%	17%
Other specialty	129	5%	117	5%	10%
	$2,944	100%	$2,695	100%	9%

Gross written premiums for the first six months of 2023 increased $465 million (11%) compared to the first six months of 2022. Year-over-year premium growth was reported within each of the Specialty property and casualty sub-segments as a result of a combination of new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 4% in the first six months of 2023. Excluding the workers’ compensation businesses, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums increased $209 million (12%) in the first six months of 2023 compared to the first six months of 2022. Factors contributing to the year-over-year growth included the impact of increased rates and exposures in the transportation businesses, new business opportunities in the crop insurance operations and to a lesser extent, the impact of earlier planting of corn and soybeans in the crop insurance business. Average renewal rates increased approximately 6% for this group in the first six months of 2023. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the first six months of 2023 compared to the first six months of 2022 reflecting growth in alternative risk transfer products in the transportation businesses, which cede a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty casualty Gross written premiums increased $149 million (8%) in the first six months of 2023 compared to the first six months of 2022 due primarily to increased exposures and higher renewal rates in the excess and surplus business, new business opportunities, strong policy retention and rate increases in several of the targeted markets businesses, and increased exposures from payroll growth and new business in the workers’ compensation businesses. This growth was partially offset by lower premiums in the mergers and acquisitions liability and executive liability businesses. Average renewal rates increased approximately 3% for this group in the first six months of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 5%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first six months of 2023 compared to the first six months of 2022 reflecting growth in the workers’ compensation businesses, which cede a lower percentage of premiums than some of the other businesses in the Specialty casualty sub-segment, and lower cessions in the environmental and mergers and acquisition businesses and at ABA Insurance Services.

Specialty financial Gross written premiums increased $107 million (26%) in the first six months of 2023 compared to the first six months of 2022 due primarily to growth in the financial institutions, surety and commercial equipment leasing businesses. Average renewal rates increased approximately 2% for this group in the first six months of 2023. Reinsurance premiums ceded as a percentage of gross written premiums were comparable for the first six months of 2023 and the first six months of 2022.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $8 million (7%) in the first six months of 2023 compared to the first six months of 2022, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Six months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022
Property and transportation
Loss and LAE ratio	62.9%	61.4%	1.5%
Underwriting expense ratio	29.7%	27.9%	1.8%
Combined ratio	92.6%	89.3%	3.3%
Underwriting profit				$75	$101

Specialty casualty
Loss and LAE ratio	59.2%	53.9%	5.3%
Underwriting expense ratio	27.9%	26.5%	1.4%
Combined ratio	87.1%	80.4%	6.7%
Underwriting profit				$183	$254

Specialty financial
Loss and LAE ratio	38.5%	27.5%	11.0%
Underwriting expense ratio	52.3%	52.6%	(0.3%)
Combined ratio	90.8%	80.1%	10.7%
Underwriting profit				$36	$66

Total Specialty
Loss and LAE ratio	58.6%	54.3%	4.3%
Underwriting expense ratio	32.0%	30.6%	1.4%
Combined ratio	90.6%	84.9%	5.7%
Underwriting profit				$278	$405

Aggregate — including exited lines
Loss and LAE ratio	58.5%	54.4%	4.1%
Underwriting expense ratio	32.0%	30.6%	1.4%
Combined ratio	90.5%	85.0%	5.5%
Underwriting profit				$278	$403

The Specialty property and casualty insurance operations generated an underwriting profit of $278 million for the first six months of 2023 compared to $405 million for the first six months of 2022, a decrease of $127 million (31%). This decrease reflects lower underwriting profit in each of the Specialty property and casualty sub-segments. Overall catastrophe losses were $84 million (2.7 points on the combined ratio), including $2 million in net reinstatement premiums, in the first six months of 2023 compared to catastrophe losses of $31 million (1.2 points) in the first six months of 2022.

Property and transportation Underwriting profit for this group was $75 million for the first six months of 2023 compared to $101 million for the first six months of 2022, a decrease of $26 million (26%), reflecting lower profitability in the property and inland marine business, which was primarily the result of elevated catastrophe losses in the 2023 period, and lower underwriting profit in the crop insurance business. Catastrophe losses were $34 million (3.3 points on the combined ratio) in the first six months of 2023 compared to $25 million (2.7 points) in the first six months of 2022.

Specialty casualty Underwriting profit for this group was $183 million for the first six months of 2023 compared to $254 million for the first six months of 2022, a decrease of $71 million (28%). The lower year-over-year underwriting profit was due primarily to lower favorable prior year reserve development in the workers’ compensation businesses and higher adverse reserve development in the public sector business, partially offset by favorable prior year reserve development in the social services, environmental and executive liability businesses. Catastrophe losses were $11 million (0.7 points on the combined ratio), including $2 million in net reinstatement premiums, in the first six months of 2023 compared to catastrophe losses of $1 million in the first six months of 2022.

Specialty financial Underwriting profit for this group was $36 million for the first six months of 2023 compared to $66 million for the first six months of 2022, a decrease of $30 million (45%). This decrease reflects higher year-over-year

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
catastrophe losses in the financial institutions business and lower underwriting profits in the surety and fidelity businesses. Catastrophe losses were $23 million (5.8 points on the combined ratio) in the first six months of 2023 compared to $5 million (1.4 points) in the first six months of 2022.

Other specialty This group reported an underwriting loss of $16 million in both the first six months of 2023 and the first six months of 2022, reflecting losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments. Catastrophe losses were $16 million in the first six months of 2023 compared to less than $1 million in the first six months of 2022.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $2 million in the first six months of 2022 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.5% for the first six months of 2023 compared to 54.4% for the first six months of 2022, an increase of 4.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2023	2022	2023	2022	Ratio
Property and transportation
Current year, excluding catastrophe losses	$659	$622	65.3%	65.5%	(0.2%)
Prior accident years development	(58)	(64)	(5.7%)	(6.8%)	1.1%
Current year catastrophe losses including the impact of net reinstatement premiums	34	25	3.3%	2.7%	0.6%
Property and transportation losses and LAE and ratio	$635	$583	62.9%	61.4%	1.5%

Specialty casualty
Current year, excluding catastrophe losses	$880	$795	62.1%	61.4%	0.7%
Prior accident years development	(51)	(98)	(3.6%)	(7.5%)	3.9%
Current year catastrophe losses including the impact of net reinstatement premiums	9	1	0.7%	—%	0.7%
Specialty casualty losses and LAE and ratio	$838	$698	59.2%	53.9%	5.3%

Specialty financial
Current year, excluding catastrophe losses	$141	$115	36.2%	34.6%	1.6%
Prior accident years development	(14)	(28)	(3.5%)	(8.5%)	5.0%
Current year catastrophe losses including the impact of net reinstatement premiums	23	5	5.8%	1.4%	4.4%
Specialty financial losses and LAE and ratio	$150	$92	38.5%	27.5%	11.0%

Total Specialty
Current year, excluding catastrophe losses	$1,768	$1,609	60.1%	59.6%	0.5%
Prior accident years development	(125)	(175)	(4.2%)	(6.5%)	2.3%
Current year catastrophe losses including the impact of net reinstatement premiums	82	31	2.7%	1.2%	1.5%
Total Specialty losses and LAE and ratio	$1,725	$1,465	58.6%	54.3%	4.3%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,768	$1,609	60.1%	59.6%	0.5%
Prior accident years development	(125)	(173)	(4.3%)	(6.4%)	2.1%
Current year catastrophe losses including the impact of net reinstatement premiums	82	31	2.7%	1.2%	1.5%
Aggregate losses and LAE and ratio	$1,725	$1,467	58.5%	54.4%	4.1%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.1% for the first six months of 2023 compared to 59.6% for the first six months of 2022, an increase of 0.5 percentage points.

Property and transportation   The 0.2 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses reflects is due primarily to the impact of elevated large loss activity in the property and inland marine business in the first six months of 2022 and lower current accident year losses in certain transportation businesses.

Specialty casualty   The 0.7 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects higher claim severity in certain liability and umbrella coverages and an increase in the loss and LAE ratios of certain alternative markets businesses.

Specialty financial   The 1.6 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses reflects growth in a product offered in the financial institutions business with a higher expected loss ratio compared to some of the other businesses in the Specialty financial sub-segment, and the impact of very strong results reported in the 2022 period in AFG’s European and trade credit businesses. These increases were partially offset by a decrease in the loss and LAE ratio of the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $125 million in the first six months of 2023 compared to $175 million in the first six months of 2022, a decrease of $50 million (29%).

Property and transportation Net favorable reserve development of $58 million in the first six months of 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity in the trucking business and lower than anticipated claim frequency in the property and inland marine business. Net favorable reserve development of $64 million in the first six months of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and at the Singapore branch, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $51 million in the first six months of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector and excess liability businesses. Net favorable reserve development of $98 million in the first six months of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business, partially offset by higher than anticipated claim severity in the targeted markets and excess liability businesses.

Specialty financial Net favorable reserve development of $14 million in the first six months of 2023 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $28 million in the first six months of 2022 reflects lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of $2 million in the first six months of 2023 and net adverse reserve development of $15 million in the first six months of 2022 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998. The 2022 period reflects net adverse reserve development primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the first six months of 2022 related to business outside the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations released prior accident year COVID-19 reserves of $8 million in the first six months of 2023 and $6 million in the first six months of 2022 based on improved loss experience across several businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 42% of the $66 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at June 30, 2023.

Catastrophe losses
Catastrophe losses of $82 million in the first six months of 2023 and $31 million in the first six months of 2022 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $941 million in the first six months of 2023 compared to $825 million for the first six months of 2022, an increase of $116 million (14%). AFG’s underwriting expense ratio was 32.0% for the first six months of 2023 compared to 30.6% for the first six months of 2022, an increase of 1.4 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2023		2022		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$299	29.7%	$264	27.9%	1.8%
Specialty casualty	394	27.9%	344	26.5%	1.4%
Specialty financial	205	52.3%	176	52.6%	(0.3%)
Other specialty	43	32.8%	41	35.4%	(2.6%)
	$941	32.0%	$825	30.6%	1.4%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.8 percentage points in the first six months of 2023 compared to the first six months of 2022 reflecting higher expenses related to certain technology initiatives.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.4 percentage points in the first six months of 2023 compared to the first six months of 2022 reflecting higher expenses related to certain technology initiatives.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the first six months of 2023 compared to the first six months of 2022 reflecting the impact of higher premiums on the ratio, partially offset by higher expenses related to certain technology initiatives and higher commissions paid to agents in the surety business in the first six months of 2023 compared to the first six months of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $398 million in the first six months of 2023 compared to $379 million in the first six months of 2022, an increase of $19 million (5%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2023	2022	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$265	$178	$87	49%
Alternative investments	133	201	(68)	(34%)
Total net investment income	$398	$379	$19	5%

Average invested assets (at amortized cost)	$14,438	$13,878	$560	4%

Yield (net investment income as a % of average invested assets)	5.51%	5.46%	0.05%

Tax equivalent yield (*)	5.58%	5.56%	0.02%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the first six months of 2023 compared to the first six months of 2022 reflects the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs) as compared to the very strong performance of this portfolio in the prior year period. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.51% for the first six months of 2023 compared to 5.46% for the first six months of 2022, an increase of 0.05 percentage points reflecting higher returns on fixed maturity investments, partially offset by lower yields on alternative investments. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 11.8% in the first six months of 2023 compared to 20.7% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $27 million for the first six months of 2023 compared to $15 million for the first six months of 2022, an increase of $12 million (80%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2023	2022
Other income:
Income related to the sale of real estate	$—	$1
Other	8	9
Total other income	8	10
Other expenses:
Amortization of intangibles	6	5
Interest expense on funds withheld	20	13
Acquisition expenses related to CRS	3	—
Other	6	7
Total other expenses	35	25
Other income and expenses, net	$(27)	$(15)
The $7 million (54%) increase in interest expense on funds withheld in the first six months of 2023 compared to the first six months of 2022 reflects the impact of higher interest rates on funds withheld.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $82 million in the first six months of 2023 compared to $92 million in the first six months of 2022, a decrease of $10 million (11%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $83 million in the first six months of 2023 compared to $81 million in the first six months of 2022, an increase of $2 million (2%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the six months ended June 30, 2023 and 2022 (dollars in millions):

	Six months ended June 30,
	2023	2022	% Change
Revenues:
Net investment income	$23	$5	360%
Other income — P&C fees	46	45	2%
Other income	11	15	(27%)
Total revenues	80	65	23%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	17	21	(19%)
Other expense — expenses associated with P&C fees	29	24	21%
Other expenses (*)	79	55	44%
Costs and expenses, excluding interest charges on borrowed money	125	100	25%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(45)	(35)	29%
Interest charges on borrowed money	38	46	(17%)
Core loss before income taxes, excluding realized gains and losses	(83)	(81)	2%
Pretax non-core gain (loss) on retirement of debt	1	(11)	(109%)
GAAP loss before income taxes, excluding realized gains and losses	$(82)	$(92)	(11%)
(*)Excludes a pretax non-core gain on retirement of a debt of $1 million in the first six months of 2023 and a pretax non-core loss on retirement of debt of $11 million in the first six months of 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $23 million in the first six months of 2023 compared to $5 million in the first six months of 2022, an increase of $18 million (360%). A small portfolio of equity securities held during the 2022 period at the holding company that were carried at fair value through net investment income declined in value by $8 million. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment increased $10 million reflecting the impact of higher interest rates on cash and fixed maturity investments, partially offset by lower average balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2023, AFG collected $46 million in fees for these services compared to $40 million in the first six months of 2022. Management views this fee income, net of the $29 million in the first six months of 2023 and $24 million in the first six months of 2022 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses collected $5 million in fees from AFG’s disposed annuity operations in the first six months of 2022 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Income
Other income in the table above includes $8 million in both the first six months of 2023 and the first six months of 2022, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $3 million in the first six months of 2023 compared to $7 million in the first six months of 2022, a decrease of $4 million (57%) due primarily to income from the sale of real estate in 2022.

Holding Company and Other — Other Expenses
Excluding the non-core gain (loss) on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $79 million in the first six months of 2023 compared to $55 million the first six months of 2022, an increase of $24 million (44%) reflecting the favorable impact of poor stock market performance in the first six months of 2022 on expenses related to deferred compensation obligations to employees that are tied to stock market performance. To mitigate the impact of fair value changes related to the equity components of these obligations, AFG entered into a total return swap in May 2022.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $38 million in the first six months of 2023 compared to $46 million in the first six months of 2022, a decrease of $8 million (17%) reflecting the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Gain (Loss) on Retirement of Debt
During the first six months of 2023, AFG repurchased $23 million principal amount of its senior notes, which resulted in a $2 million pretax non-core gain and recorded a $1 million pretax non-core loss related to the write-off of debt issue costs associated with its previous revolving credit facility, which was replaced in June 2023. During the first six months of 2022, AFG retired its $425 million principal amount of 3.50% Senior Notes for $433 million cash (including a make-whole premium of $6 million), which resulted in an $11 million pretax non-core loss.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $48 million in the first six months of 2023 compared to $108 million in the first six months of 2022, a decrease of $60 million (56%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2023	2022
Realized gains (losses) before impairment allowances:
Disposals	$(25)	$(6)
Change in the fair value of equity securities	(15)	(95)
Change in the fair value of derivatives	(3)	(8)
	(43)	(109)

Change in allowance for impairments on securities	(5)	1
Realized gains (losses) on securities	$(48)	$(108)
The $25 million net realized loss from disposals in the first six months of 2023 includes losses of $15 million from the sale of investments in banks and $4 million from the sale of municipal housing bonds.

The $15 million net realized loss from the change in the fair value of equity securities in the first six months of 2023 includes losses of $8 million on investments in healthcare companies, $7 million on investments in energy companies and $6 million on investments in banks and financing companies, partially offset by gains of $3 million on investments in capital goods companies and $2 million on investments in real estate investment trusts. The $95 million net realized loss from the change in the fair value of equity securities in the first six months of 2022 includes losses of $50 million on investments in banks and financing companies, $13 million on investments in healthcare companies, $8 million on investments in media companies, $6 million on investments in retail companies and $6 million on investments in technology companies, partially offset by gains of $9 million on investments in energy and natural gas companies.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $107 million for the first six months of 2023 compared to $110 million for the first six months of 2022, a decrease of $3 million (3%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2023, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2022 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2023 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$9,923
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(298)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the second fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2023 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	199,762	$119.01	199,762	7,401,792
Second quarter:
April	—	$—	—	7,401,792
May	201,230	114.91	201,230	7,200,562
June	173,728	115.47	173,728	7,026,834
Total	574,720	$116.50	574,720
(*)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

In addition, AFG acquired 55,382 shares of its Common Stock (at an average of $132.27 per share) in the first quarter of 2023, 700 shares (at an average of $121.41 per share) in April 2023, 236 shares (at an average of $116.66 per share) in May 2023 and 118 shares (at $112.92 per share) in June 2023 in connection with its stock incentive plans.

ITEM 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

August 4, 2023	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer