Form 10-Q
period 2023-09-30
AMERICAN FINANCIAL GROUP INC
filed 2023-11-03
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2023, there were 83,777,809 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$1,221	$872
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,610 and $10,736; allowance for expected credit losses of $20 and $11)	9,931	10,095
Fixed maturities, trading at fair value	51	32
Equity securities, at fair value	1,007	1,010
Investments accounted for using the equity method	1,807	1,700
Mortgage loans	644	676
Real estate and other investments	133	127
Total cash and investments	14,794	14,512

Recoverables from reinsurers	4,421	3,977
Prepaid reinsurance premiums	1,223	917
Agents’ balances and premiums receivable	2,088	1,339
Deferred policy acquisition costs	324	288
Assets of managed investment entities	4,871	5,447
Other receivables	1,377	886
Other assets	1,422	1,219
Goodwill	305	246
Total assets	$30,825	$28,831

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$12,891	$11,974
Unearned premiums	3,997	3,246
Payable to reinsurers	1,398	1,035
Liabilities of managed investment entities	4,728	5,332
Long-term debt	1,474	1,496
Other liabilities	2,356	1,696
Total liabilities	26,844	24,779

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 84,135,710 and 85,204,006 shares outstanding	84	85
Capital surplus	1,372	1,368
Retained earnings	3,095	3,142
Accumulated other comprehensive income (loss), net of tax	(570)	(543)
Total shareholders’ equity	3,981	4,052
Total liabilities and shareholders’ equity	$30,825	$28,831

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Property and casualty insurance net earned premiums	$1,855	$1,767	$4,799	$4,462
Net investment income	168	151	583	549
Realized gains (losses) on:
Securities	(19)	(35)	(67)	(143)
Subsidiary	(4)	—	(4)	—
Income of managed investment entities:
Investment income	105	75	321	175
Gain (loss) on change in fair value of assets/liabilities	16	(5)	12	(25)
Other income	43	31	100	93
Total revenues	2,164	1,984	5,744	5,111

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,239	1,176	2,964	2,643
Commissions and other underwriting expenses	497	445	1,455	1,291
Interest charges on borrowed money	19	19	57	65
Expenses of managed investment entities	105	62	303	148
Other expenses	85	72	227	187
Total costs and expenses	1,945	1,774	5,006	4,334
Earnings before income taxes	219	210	738	777
Provision for income taxes	42	45	149	155
Net Earnings	$177	$165	$589	$622

Earnings per Common Share:
Total basic earnings	$2.10	$1.93	$6.93	$7.30
Total diluted earnings	$2.09	$1.93	$6.93	$7.29
Average number of Common Shares:
Basic	84.6	85.2	85.0	85.1
Diluted	84.7	85.4	85.1	85.3

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net earnings	$177	$165	$589	$622

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(64)	(231)	(55)	(698)
Reclassification adjustment for realized (gains) losses included in net earnings	7	3	31	8
Total net unrealized gains (losses) on securities	(57)	(228)	(24)	(690)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(7)	(21)	(20)	(27)
Reclassification adjustment for investment income included in net earnings	6	—	15	(2)
Total net unrealized gains (losses) on cash flow hedges	(1)	(21)	(5)	(29)
Foreign currency translation adjustments	(1)	(5)	2	(2)
Other comprehensive loss, net of tax	(59)	(254)	(27)	(721)

Comprehensive income (loss)	$118	$(89)	$562	$(99)

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at June 30, 2023	84,858,528	$1,462	$3,042	$(511)	$3,993
Net earnings	—	—	177	—	177
Other comprehensive loss	—	—	—	(59)	(59)
Dividends ($0.63 per share)	—	—	(52)	—	(52)
Shares issued:
Exercise of stock options	6,230	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	25,212	3	—	—	3
Dividend reinvestment plan	1,696	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(755,111)	(14)	(72)	—	(86)
Shares exchanged — benefit plans	(193)	—	—	—	—
Forfeitures of restricted stock	(652)	—	—	—	—
Balance at September 30, 2023	84,135,710	$1,456	$3,095	$(570)	$3,981

Balance at June 30, 2022	85,154,263	$1,436	$2,979	$(348)	$4,067
Net earnings	—	—	165	—	165
Other comprehensive loss	—	—	—	(254)	(254)
Dividends ($0.56 per share)	—	—	(48)	—	(48)
Shares issued:
Exercise of stock options	14,553	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	19,220	2	—	—	2
Dividend reinvestment plan	1,328	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(45,500)	—	(5)	—	(5)
Shares exchanged — benefit plans	(886)	—	—	—	—
Forfeitures of restricted stock	(2,457)	—	—	—	—
Balance at September 30, 2022	85,140,521	$1,443	$3,091	$(602)	$3,932

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	589	—	589
Other comprehensive loss	—	—	—	(27)	(27)
Dividends ($5.89 per share)	—	—	(500)	—	(500)
Shares issued:
Exercise of stock options	83,631	3	—	—	3
Restricted stock awards	165,513	—	—	—	—
Other benefit plans	71,499	9	—	—	9
Dividend reinvestment plan	14,159	2	—	—	2
Stock-based compensation expense	—	14	—	—	14
Shares acquired and retired	(1,329,831)	(24)	(129)	—	(153)
Shares exchanged — benefit plans	(56,629)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(16,638)	—	—	—	—
Balance at September 30, 2023	84,135,710	$1,456	$3,095	$(570)	$3,981

Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	622	—	622
Other comprehensive loss	—	—	—	(721)	(721)
Dividends ($11.68 per share)	—	—	(993)	—	(993)
Shares issued:
Exercise of stock options	138,498	5	—	—	5
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	54,171	7	—	—	7
Dividend reinvestment plan	27,518	4	—	—	4
Stock-based compensation expense	—	14	—	—	14
Shares acquired and retired	(80,701)	(1)	(9)	—	(10)
Shares exchanged — benefit plans	(57,195)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(13,815)	—	—	—	—
Balance at September 30, 2022	85,140,521	$1,443	$3,091	$(602)	$3,932

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2023	2022
Operating Activities:
Net earnings	$589	$622
Adjustments:
Depreciation and amortization	60	78
Realized (gains) losses on investing activities	69	136
Net purchases of trading securities	(3)	(2)
Change in:
Reinsurance and other receivables	(1,799)	(1,830)
Other assets	(63)	(163)
Insurance claims and reserves	1,668	1,737
Payable to reinsurers	363	446
Other liabilities	357	16
Managed investment entities’ assets/liabilities	26	133
Other operating activities, net	(53)	(130)
Net cash provided by operating activities	1,214	1,043

Investing Activities:
Purchases of:
Fixed maturities	(1,463)	(3,733)
Equity securities	(101)	(194)
Mortgage loans	—	(273)
Other investments	(109)	(96)
Real estate, property and equipment	(40)	(72)
Businesses	(234)	(10)
Proceeds from:
Maturities and redemptions of fixed maturities	1,047	2,126
Repayments of mortgage loans	33	117
Sales of fixed maturities	551	1,068
Sales of equity securities	95	112
Sales of other investments	49	128
Sales of real estate, property and equipment	2	31
Cash and cash equivalents of businesses acquired	26	—
Managed investment entities:
Purchases of investments	(1,223)	(1,061)
Proceeds from sales and redemptions of investments	1,832	801
Other investing activities, net	(6)	(6)
Net cash provided by (used in) investing activities	459	(1,062)

Financing Activities:
Reductions of long-term debt	(21)	(436)
Issuances of Common Stock	11	12
Repurchases of Common Stock	(153)	(10)
Cash dividends paid on Common Stock	(498)	(989)
Issuances of managed investment entities’ liabilities	621	666
Retirements of managed investment entities’ liabilities	(1,284)	(561)
Net cash used in financing activities	(1,324)	(1,318)
Net Change in Cash and Cash Equivalents	349	(1,337)
Cash and cash equivalents at beginning of period	872	2,131
Cash and cash equivalents at end of period	$1,221	$794

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Acquisition of Businesses	I.	Long-Term Debt
C.	Segments of Operations	J.	Shareholders’ Equity
D.	Fair Value Measurements	K.	Income Taxes
E.	Investments	L.	Contingencies
F.	Derivatives	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2023, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

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

In the third quarter of 2023, AFG had nonrecurring fair value measurements for the preliminary purchase price allocation related to its acquisition of Crop Risk Services (see Note B — “Acquisition of Businesses”) and the write-off of a portion of goodwill related to AFG’s investment in Verikai (see Note H — “Goodwill and Other Intangibles”). These fair value measurements were based on significant inputs that are unobservable (Level 3).There were no other material nonrecurring fair value measurements in the first nine months of 2023.

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

At September 30, 2023, assets and liabilities of managed investment entities included $120 million in assets and $97 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At September 30, 2023 AFG has a $189 million lease liability included in other liabilities and a lease right-of-use asset of $167 million included in other assets compared to $116 million and $103 million, respectively, at December 31, 2022. The increase in the lease liability and right-of-use asset is due primarily to the renewal of AFG’s largest office lease in the second quarter of 2023, which extended the term for an additional 10 years.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter 2023 and 2022 — 0.1 million and 0.2 million; first nine months of 2023 and 2022 — 0.1 million and 0.2 million.

There were no anti-dilutive potential common shares for the third quarter or the first nine months of 2023 or 2022.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
B.    Acquisition of Businesses

Crop Risk Services   On July 3, 2023, AFG completed the acquisition of Crop Risk Services (“CRS”) from American International Group (“AIG”). CRS is a primary crop insurance general agent based in Decatur, Illinois, with crop year 2022 gross written premiums of approximately $1.2 billion and was the seventh largest provider of multi-peril crop insurance in the United States based on 2022 premiums. At closing, AFG paid AIG $234 million (based on an estimated $24 million in net tangible assets) using cash on hand. The purchase is subject to post closing adjustments, which are not expected to be material and will be finalized in the fourth quarter of 2023.

AFG expensed the $3 million in acquisition expenses incurred. The purchase price was allocated to the acquired assets and liabilities of CRS based on management’s best estimate of fair value as of the acquisition date. The preliminary purchase price allocation is shown below (in millions).

July 3, 2023
Cash paid at purchase	$234

Tangible assets acquired:
Cash and cash equivalents	$26
Agents’ balances and premiums receivable	164
Other assets	3
Total tangible assets acquired	$193

Liabilities acquired:
Other liabilities	$169
Total liabilities acquired	169
Net tangible assets acquired, at fair value	24
Excess purchase price over net tangible assets acquired	$210

Allocation of excess purchase price:
Intangible assets acquired (*)	$124
Deferred tax asset (*)	1
Goodwill	85
$210
(*)Included in Other assets in AFG’s Balance Sheet.

In the preliminary purchase price allocation, $124 million of the purchase price was recognized as finite lived intangible assets primarily related to existing agency relationships, which will be amortized over an average estimated life of approximately 14 years. The acquisition resulted in the recognition of $85 million in GAAP basis goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The acquisition resulted in $79 million of tax basis goodwill which is deductible for tax purposes.

In the third quarter of 2022, AFG acquired an insurance agency business for $12 million, including $10 million in cash. Virtually all of the purchase price was recorded as an amortizing intangible asset representing the fair value of the agency’s customer base at acquisition.

C.    Segments of Operations

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$828	$857	$1,837	$1,805
Specialty casualty	734	677	2,149	1,973
Specialty financial	232	171	623	505
Other specialty	61	62	190	179
Total premiums earned	1,855	1,767	4,799	4,462
Net investment income	170	145	568	524
Other income	5	2	13	12
Total property and casualty insurance	2,030	1,914	5,380	4,998
Other	157	105	435	256
Total revenues before realized gains (losses)	2,187	2,019	5,815	5,254
Realized gains (losses) on securities	(19)	(35)	(67)	(143)
Realized loss on subsidiary	(4)	—	(4)	—
Total revenues	$2,164	$1,984	$5,744	$5,111

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$42	$39	$117	$140
Specialty casualty	78	118	261	372
Specialty financial	29	15	65	81
Other specialty	(6)	(14)	(22)	(30)
Other lines	(1)	(3)	(1)	(5)
Total underwriting	142	155	420	558
Investment and other income, net	156	134	527	498
Total property and casualty insurance	298	289	947	1,056
Other (*)	(56)	(44)	(138)	(136)
Total earnings (loss) before realized gains (losses) and income taxes	242	245	809	920
Realized gains (losses) on securities	(19)	(35)	(67)	(143)
Realized loss on subsidiary	(4)	—	(4)	—
Total earnings before income taxes	$219	$210	$738	$777
(*)Includes holding company interest and expenses, which includes gains/(losses) on retirement of debt as follows: zero and $1 million in the third quarters of 2023 and 2022, respectively; $1 million and ($10) million in the first nine months of 2023 and 2022, respectively. Also includes a special charge of $15 million in the third quarter of 2023 to increase A&E reserves related to AFG’s former railroad and manufacturing operations.

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

The contingent consideration liability related to the 2021 acquisition of Verikai ($22 million at December 31, 2022) was measured using a weighted probability-based income approach, which includes significant unobservable inputs and is classified as Level 3, and represents the fair value of the up to $50 million in potential acquisition-related contingent consideration tied to performance measures over a specific time period. Due to slower than anticipated growth in the business supported by the Verikai technology, the fair value of this liability was reduced to zero in the third quarter of 2023. The $22 million gain from this change in fair value and a goodwill impairment charge of $26 million related to Verikai (see Note H — “Goodwill and Other Intangibles”) is included in realized loss on subsidiary in AFG’s Statement of Earnings.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$228	$1	$—	$229
States, municipalities and political subdivisions	—	909	2	911
Foreign government	—	218	—	218
Residential MBS	—	1,614	5	1,619
Commercial MBS	—	76	—	76
Collateralized loan obligations	—	1,722	1	1,723
Other asset-backed securities	—	1,947	330	2,277
Corporate and other	9	2,517	352	2,878
Total AFS fixed maturities	237	9,004	690	9,931
Trading fixed maturities	—	51	—	51
Equity securities	521	32	454	1,007
Assets of managed investment entities (“MIE”)	674	4,187	10	4,871
Total assets accounted for at fair value	$1,432	$13,274	$1,154	$15,860
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	654	4,064	10	4,728
Other liabilities — derivatives	—	48	—	48
Total liabilities accounted for at fair value	$654	$4,112	$12	$4,778

December 31, 2022
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$219	$—	$—	$219
States, municipalities and political subdivisions	—	1,181	5	1,186
Foreign government	—	226	—	226
Residential MBS	—	1,589	9	1,598
Commercial MBS	—	85	—	85
Collateralized loan obligations	—	1,919	2	1,921
Other asset-backed securities	—	1,916	329	2,245
Corporate and other	8	2,288	319	2,615
Total AFS fixed maturities	227	9,204	664	10,095
Trading fixed maturities	—	32	—	32
Equity securities	556	27	427	1,010
Assets of managed investment entities	659	4,777	11	5,447
Total assets accounted for at fair value	$1,442	$14,040	$1,102	$16,584
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	645	4,676	11	5,332
Other liabilities — derivatives	—	42	—	42
Total liabilities accounted for at fair value	$645	$4,718	$36	$5,399

Approximately 7% of the total assets carried at fair value at September 30, 2023, were Level 3 assets. Approximately 10% ($113 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 1% ($13 million) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 28% ($322 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 61% ($706 million) of the total fair value of Level 3 assets at September 30, 2023. Approximately 68% ($481 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 18% ($124 million) of the internally developed Level 3 assets are equity securities which are priced primarily using internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2023 and 2022 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	(1)	—	(2)	2
Residential MBS	5	—	—	—	—	—	—	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	(1)	1	—	—	—	—	1
Other asset-backed securities	321	—	(4)	28	(3)	—	(12)	330
Corporate and other	369	(14)	—	11	(12)	5	(7)	352
Total AFS fixed maturities	701	(15)	(3)	39	(16)	5	(21)	690
Equity securities	448	4	—	23	(4)	—	(17)	454
Assets of MIE	11	(1)	—	—	—	—	—	10
Total Level 3 assets	$1,160	$(12)	$(3)	$62	$(20)	$5	$(38)	$1,154

Contingent consideration — acquisitions	$(25)	$23	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(25)	$23	$—	$—	$—	$—	$—	$(2)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	—	—	1
Residential MBS	8	—	—	—	—	4	(4)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	—	—	—	—	—	—	2
Other asset-backed securities	313	—	(8)	5	(9)	—	—	301
Corporate and other	269	(1)	(12)	45	(5)	—	(1)	295
Total AFS fixed maturities	593	(1)	(20)	50	(14)	4	(5)	607
Equity securities	378	(2)	—	24	(15)	—	(1)	384
Assets of MIE	12	(1)	—	—	—	—	—	11
Total Level 3 assets	$983	$(4)	$(20)	$74	$(29)	$4	$(6)	$1,002

Contingent consideration — acquisitions	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)
Total Level 3 liabilities	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	(1)	—	(2)	2
Residential MBS	9	—	—	—	(3)	4	(5)	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	(1)	1	—	—	—	(1)	1
Other asset-backed securities	329	(2)	—	38	(34)	31	(32)	330
Corporate and other	319	(13)	10	67	(25)	7	(13)	352
Total AFS fixed maturities	664	(16)	11	105	(63)	42	(53)	690
Equity securities	427	11	—	84	(29)	—	(39)	454
Assets of MIE	11	(3)	—	2	—	—	—	10
Total Level 3 assets	$1,102	$(8)	$11	$191	$(92)	$42	$(92)	$1,154

Contingent consideration — acquisitions	$(25)	$23	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(25)	$23	$—	$—	$—	$—	$—	$(2)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(3)	—	(1)	—	(36)	1
Residential MBS	14	—	—	—	(1)	4	(9)	8
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	278	2	(24)	62	(51)	34	—	301
Corporate and other	267	(1)	(26)	105	(15)	—	(35)	295
Total AFS fixed maturities	600	1	(53)	167	(68)	40	(80)	607
Equity securities	313	20	—	75	(20)	3	(7)	384
Assets of MIE	13	(3)	—	1	—	—	—	11
Total Level 3 assets	$926	$18	$(53)	$243	$(88)	$43	$(87)	$1,002

Contingent consideration — acquisitions	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)
Total Level 3 liabilities	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Cash and cash equivalents	$1,221	$1,221	$1,221	$—	$—
Mortgage loans	644	590	—	—	590
Total financial assets not accounted for at fair value	$1,865	$1,811	$1,221	$—	$590

Long-term debt	$1,474	$1,213	$—	$1,210	$3
Total financial liabilities not accounted for at fair value	$1,474	$1,213	$—	$1,210	$3

December 31, 2022
Financial assets:
Cash and cash equivalents	$872	$872	$872	$—	$—
Mortgage loans	676	626	—	—	626
Total financial assets not accounted for at fair value	$1,548	$1,498	$872	$—	$626

Long-term debt	$1,496	$1,302	$—	$1,299	$3
Total financial liabilities not accounted for at fair value	$1,496	$1,302	$—	$1,299	$3

E.    Investments

Available for sale fixed maturities at September 30, 2023 and December 31, 2022, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
September 30, 2023
Fixed maturities:
U.S. government and government agencies	$240	$—	$—	$(11)	$(11)	$229
States, municipalities and political subdivisions	986	—	1	(76)	(75)	911
Foreign government	228	—	—	(10)	(10)	218
Residential MBS	1,816	3	18	(212)	(194)	1,619
Commercial MBS	78	—	—	(2)	(2)	76
Collateralized loan obligations	1,756	2	8	(39)	(31)	1,723
Other asset-backed securities	2,443	7	2	(161)	(159)	2,277
Corporate and other	3,063	8	3	(180)	(177)	2,878
Total fixed maturities	$10,610	$20	$32	$(691)	$(659)	$9,931

December 31, 2022
Fixed maturities:
U.S. government and government agencies	$233	$—	$—	$(14)	$(14)	$219
States, municipalities and political subdivisions	1,234	—	3	(51)	(48)	1,186
Foreign government	240	—	—	(14)	(14)	226
Residential MBS	1,757	2	23	(180)	(157)	1,598
Commercial MBS	88	—	—	(3)	(3)	85
Collateralized loan obligations	1,988	1	1	(67)	(66)	1,921
Other asset-backed securities	2,435	7	1	(184)	(183)	2,245
Corporate and other	2,761	1	11	(156)	(145)	2,615
Total fixed maturities	$10,736	$11	$39	$(669)	$(630)	$10,095

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023			December 31, 2022
	Actual Cost	Fair Value	Fair Value Over (Under) Cost	Actual Cost	Fair Value	Fair Value Over (Under) Cost
Common stocks	$562	$588	$26	$556	$553	$(3)
Perpetual preferred stocks	419	419	—	436	457	21
Total equity securities carried at fair value	$981	$1,007	$26	$992	$1,010	$18

The following table shows the carrying value and net investment income from investments accounted for using the equity method (in millions):

			Net Investment Income
	Carrying Value		Three months ended September 30,		Nine months ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
Real estate-related investments (*)	$1,321	$1,229	$11	$40	$86	$209
Private equity	451	438	5	(2)	12	36
Private debt	35	33	1	(1)	4	1
Total investments accounted for using the equity method	$1,807	$1,700	$17	$37	$102	$246
(*)92% of the carrying value relates to underlying investments in multi-family properties at both September 30, 2023 and December 31, 2022.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $437 million and $396 million as of September 30, 2023 and December 31, 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2023
Fixed maturities:
U.S. government and government agencies	$—	$36	100%	$(11)	$192	95%
States, municipalities and political subdivisions	(12)	232	95%	(64)	565	90%
Foreign government	—	7	100%	(10)	211	95%
Residential MBS	(7)	318	98%	(205)	1,121	85%
Commercial MBS	—	—	—%	(2)	63	97%
Collateralized loan obligations	—	39	100%	(39)	1,026	96%
Other asset-backed securities	(6)	402	99%	(155)	1,677	92%
Corporate and other	(34)	1,085	97%	(146)	1,473	91%
Total fixed maturities	$(59)	$2,119	97%	$(632)	$6,328	91%

December 31, 2022
Fixed maturities:
U.S. government and government agencies	$(4)	$111	97%	$(10)	$107	91%
States, municipalities and political subdivisions	(50)	967	95%	(1)	15	94%
Foreign government	(5)	90	95%	(9)	134	94%
Residential MBS	(115)	1,078	90%	(65)	315	83%
Commercial MBS	(2)	44	96%	(1)	33	97%
Collateralized loan obligations	(44)	1,224	97%	(23)	587	96%
Other asset-backed securities	(100)	1,361	93%	(84)	740	90%
Corporate and other	(105)	1,665	94%	(51)	413	89%
Total fixed maturities	$(425)	$6,540	94%	$(244)	$2,344	91%

At September 30, 2023, the gross unrealized losses on fixed maturities of $691 million relate to approximately 1,900 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 95% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at June 30, 2023	$11	$5	$16
Provision for expected credit losses on securities with no previous allowance	—	3	3
Additions (reductions) to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2023	$12	$8	$20

Balance at June 30, 2022	$7	$—	$7
Provision for expected credit losses on securities with no previous allowance	2	—	2
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2022	$9	$—	$9

Balance at January 1, 2023	$10	$1	$11
Provision for expected credit losses on securities with no previous allowance	1	8	9
Additions (reductions) to previously recognized expected credit losses	1	(1)	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2023	$12	$8	$20

Balance at January 1, 2022	$8	$1	$9
Provision for expected credit losses on securities with no previous allowance	3	—	3
Additions (reductions) to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at September 30, 2022	$9	$—	$9
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first nine months of 2023 and 2022, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of September 30, 2023 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$413	$404	4%
After one year through five years	2,649	2,495	25%
After five years through ten years	1,099	1,022	11%
After ten years	348	315	3%
	4,509	4,236	43%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,190	4,000	40%
MBS (average life of approximately 6.5 years)	1,891	1,695	17%
Total	$10,590	$9,931	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2023 or December 31, 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
Fixed maturities:
Interest and amortization	$126	$98	$369	$263
Change in fair value (a)	(11)	—	(1)	—
Equity securities:
Dividends	8	9	26	24
Change in fair value (b)	7	(6)	36	(8)
Equity in earnings of partnerships and similar investments	17	37	102	246
Other	24	17	64	37
Gross investment income	171	155	596	562
Investment expenses	(3)	(4)	(13)	(13)
Net investment income	$168	$151	$583	$549
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
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(7)	$(4)	$(11)	$(72)	$(6)	$(2)	$(8)	$(288)
Equity securities	(8)	—	(8)	—	(27)	—	(27)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(15)	(4)	(19)	(72)	(33)	(2)	(35)	(288)
Tax effects	3	1	4	15	7	—	7	60
Net of tax	$(12)	$(3)	$(15)	$(57)	$(26)	$(2)	$(28)	$(228)

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(35)	$(9)	$(44)	$(29)	$(20)	$(1)	$(21)	$(874)
Equity securities	(23)	—	(23)	—	(122)	—	(122)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(58)	(9)	(67)	(29)	(142)	(1)	(143)	(874)
Tax effects	12	2	14	5	30	—	30	184
Net of tax	$(46)	$(7)	$(53)	$(24)	$(112)	$(1)	$(113)	$(690)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the third quarter and first nine months of 2023 and 2022 on securities that were still owned at September 30, 2023 and September 30, 2022 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Included in realized gains (losses)	$(8)	$(26)	$(31)	$(119)
Included in net investment income	7	(7)	36	(4)
	$(1)	$(33)	$5	$(123)

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2023	2022
Gross gains	$2	$2
Gross losses	(33)	(11)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2023		December 31, 2022
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$—	$43	$—	$37

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	80	—	40	—
Total return swap	Other assets/Other liabilities	—	5	—	5
		$80	$48	$40	$42

AFG’s interest rate swaps are designated and qualify as highly effective cash flow hedges to mitigate interest rate risk related to certain floating-rate securities included in AFG’s portfolio of fixed maturity securities. The purpose of each of these swaps is to effectively convert a portion of AFG’s floating-rate fixed maturity securities to fixed rates by offsetting the variability in cash flows attributable to changes in the applicable Secured Overnight Financing Rate (“SOFR”).

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR (previously based on LIBOR). The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.33 billion at September 30, 2023 compared to $1.25 billion at December 31, 2022, reflecting the issuance of five new swaps with a total notional amount of $200 million in the first nine months of 2023, partially offset by scheduled amortization. In the third quarter of 2023 and 2022, a loss of $7 million and income of $1 million, respectively, and in the first nine months of 2023 and 2022, a loss of $19 million and income of $3 million, respectively, were reclassified from AOCI to net earnings. Based on forward interest rate curves at September 30, 2023, management estimates that it will reclassify approximately $27 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $69 million and $62 million at September 30, 2023 and December 31, 2022, respectively, is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and interest-only and principal-only MBS. AFG records the change in the fair value of these securities in net earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. A collateral receivable of $5 million and $7 million supporting this swap is included in other assets in AFG’s Balance Sheet at September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for the third quarter and nine months ended September 30, 2023 and 2022 (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of Earnings Line	2023	2022	2023	2022
Qualifying cash flow hedges - gains (losses) reclassified from AOCI to net earnings:
Interest rate swaps	Net investment income	$(7)	$1	$(19)	$3

Non-designated hedges - gains (losses) included in net earnings:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(1)	(3)	(4)	(11)
Fixed maturities with embedded derivatives	Net investment income	(11)	—	(1)	—
Total return swap	Other expenses	(6)	(6)	3	(10)
Earnings (losses) on non-designated hedges		(18)	(9)	(2)	(21)
Total earnings (losses) on derivatives		$(25)	$(8)	$(21)	$(18)

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $143 million (including $88 million invested in the most subordinate tranches and $23 million invested in a temporary warehousing entity) at September 30, 2023, and $115 million at December 31, 2022.

In March 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG). In May 2022, AFG formed one new CLO, which issued $404 million face amount of liabilities (including $13 million face amount purchased by AFG).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$117	$85	$112	$76
Purchases	—	—	11	33
Sales	—	—	—	—
Distributions	(9)	(4)	(21)	(13)
Change in fair value	12	4	18	(11)
Balance at end of period (*)	$120	$85	$120	$85
(*)Excludes $23 million and $12 million invested in temporary warehousing entities at September 30, 2023 and September 30, 2022, respectively, that were established to provide AFG the ability to form new CLOs.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$50	$7	$116	$(297)
Liabilities	(34)	(12)	(104)	272
Management fees paid to AFG	4	4	12	12
CLO earnings (losses) attributable to AFG	12	4	18	(10)
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $143 million and $339 million at September 30, 2023 and December 31, 2022, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $319 million and $413 million at those dates. The CLO assets include loans with an aggregate fair value of $5 million at September 30, 2023 and $4 million at December 31, 2022, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $13 million at September 30, 2023 and $17 million at December 31, 2022).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.72 billion at September 30, 2023 and $1.92 billion at December 31, 2022.

H.    Goodwill and Other Intangibles

The carrying value of goodwill was $305 million at September 30, 2023 and $246 million at December 31, 2022, an increase of $59 million due primarily to the July 3, 2023 acquisition of CRS (see Note B — “Acquisition of Businesses”). Additionally, during the third quarter of 2023, AFG recorded a goodwill impairment charge of $26 million related to its investment in Verikai. The impairment indicator was slower than anticipated growth in the business supported by the Verikai technology relative to what was projected at acquisition. Management utilized the discounted cash flow method of the income approach to calculate the impairment charge. This charge and the impact of reducing the fair value of the contingent consideration related to the Verikai acquisition (see Note D — “Fair Value Measurements”) are included in realized loss on subsidiary in AFG’s Statement of Earnings.

Included in other assets in AFG’s Balance Sheet is $217 million at September 30, 2023 and $108 million at December 31, 2022 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $35 million and $24 million, respectively. The increase in amortizable intangible assets in the first nine months of 2023 reflects the acquisition of CRS in July 2023 (see Note B — “Acquisition of Businesses”). Amortization of intangibles was $5 million and $2 million in the third quarter of 2023 and 2022, respectively, and $11 million and $7 million in the first nine months of 2023 and 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2023			December 31, 2022
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$582	$(1)	$581
5.25% Senior Notes due April 2030	253	(4)	249	261	(5)	256
Other	3	—	3	3	—	3
	823	(5)	818	846	(6)	840

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(6)	194	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(19)	656	675	(19)	656
	$1,498	$(24)	$1,474	$1,521	$(25)	$1,496

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

In the third quarter of 2022, AFG repurchased $4 million principal amount of its 4.50% Senior Notes due in June 2047 for $3 million and repurchased $5 million principal amount of its 5.25% Senior Notes due in April 2030 for $5 million in open market transactions (a portion of these repurchases settled in the first few days of October 2022).

In June 2023, AFG replaced its existing credit facility with a new five-year, $450 million revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at September 30, 2023 or under AFG’s previous credit facility at December 31, 2022.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended September 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(81)	$17	$(64)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		9	(2)	7
Total net unrealized gains (losses) on securities	$(464)	(72)	15	(57)	$(521)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(9)	2	(7)
Reclassification adjustment for investment income included in net earnings (*)		8	(2)	6
Total net unrealized gains (losses) on cash flow hedges	(33)	(1)	—	(1)	(34)
Foreign currency translation adjustments	(17)	—	(1)	(1)	(18)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(511)	$(73)	$14	$(59)	$(570)

Quarter ended September 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(292)	$61	$(231)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		4	(1)	3
Total net unrealized gains (losses) on securities	$(326)	(288)	60	(228)	$(554)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(26)	5	(21)
Reclassification adjustment for investment income included in net earnings (*)		(1)	1	—
Total net unrealized gains (losses) on cash flow hedges	(8)	(27)	6	(21)	(29)
Foreign currency translation adjustments	(15)	(4)	(1)	(5)	(20)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$(348)	$(319)	$65	$(254)	$(602)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Nine months ended September 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(69)	$14	$(55)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		40	(9)	31
Total net unrealized gains (losses) on securities	$(497)	(29)	5	(24)	$(521)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(25)	5	(20)
Reclassification adjustment for investment income included in net earnings (*)		19	(4)	15
Total net unrealized gains (losses) on cash flow hedges	(29)	(6)	1	(5)	(34)
Foreign currency translation adjustments	(20)	2	—	2	(18)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(543)	$(33)	$6	$(27)	$(570)

Nine months ended September 30, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(884)	$186	$(698)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		10	(2)	8
Total net unrealized gains (losses) on securities	$136	(874)	184	(690)	$(554)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(34)	7	(27)
Reclassification adjustment for investment income included in net earnings (*)		(3)	1	(2)
Total net unrealized gains (losses) on cash flow hedges	—	(37)	8	(29)	(29)
Foreign currency translation adjustments	(18)	(1)	(1)	(2)	(20)
Pension and other postretirement plan adjustments	1	—	—	—	1
Total	$119	$(912)	$191	$(721)	$(602)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2023, AFG issued 165,513 shares of restricted Common Stock (fair value of $130.52 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million and $4 million in the third quarter of 2023 and 2022, respectively, and $14 million in the first nine months of 2023 and 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$219		$210		$738		$777

Income taxes at statutory rate	$46	21%	$44	21%	$155	21%	$163	21%
Effect of:
Adjustment to prior year taxes	(5)	(2%)	(3)	(2%)	(5)	(1%)	(3)	—%
Tax exempt interest	(2)	(1%)	(1)	—%	(4)	(1%)	(5)	(1%)
Employee stock ownership plan dividend paid deduction	—	—%	(1)	—%	(3)	—%	(7)	(1%)
Stock-based compensation	—	—%	—	—%	(2)	—%	(4)	(1%)
Change in valuation allowance	(2)	(1%)	2	1%	(2)	—%	1	—%
Dividends received deduction	—	—%	—	—%	(1)	—%	(1)	—%
Nondeductible expenses	3	1%	2	1%	8	1%	5	1%
Foreign operations	2	1%	1	—%	6	1%	6	1%
Other	—	—%	1	—%	(3)	(1%)	—	—%
Provision for income taxes as shown in the statement of earnings	$42	19%	$45	21%	$149	20%	$155	20%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2023 and 2022 (in millions):

	Nine months ended September 30,
	2023	2022
Balance at beginning of year	$11,974	$11,074
Less reinsurance recoverables, net of allowance	3,767	3,419
Net liability at beginning of year	8,207	7,655
Provision for losses and LAE occurring in the current period	3,132	2,869
Net decrease in the provision for claims of prior years	(168)	(226)
Total losses and LAE incurred	2,964	2,643
Payments for losses and LAE of:
Current year	(743)	(667)
Prior years	(1,745)	(1,501)
Total payments	(2,488)	(2,168)
Foreign currency translation and other	1	1
Net liability at end of period	8,684	8,131
Add back reinsurance recoverables, net of allowance	4,207	3,936
Gross unpaid losses and LAE included in the balance sheet at end of period	$12,891	$12,067

The net decrease in the provision for claims of prior years during the first nine months of 2023 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency and severity across the transportation businesses and lower than anticipated claim frequency in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the surety business (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the public sector and excess liability businesses (within the Specialty casualty sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2023 and 2022 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2023	2022	2023	2022
Balance at June 30	$9	$7	$9	$9
Increase in allowance from acquisition of CRS	—	—	4	—
Provision (credit) for expected credit losses	2	1	—	(1)
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$11	$8	$13	$8

Balance at January 1	$8	$8	$8	$8
Increase in allowance from acquisition of CRS	—	—	4	—
Provision (credit) for expected credit losses	3	—	1	—
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$11	$8	$13	$8

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	33	Results of Operations	44
Overview	34	General	44
Critical Accounting Policies	35	Results of Operations — Third Quarter	45
Liquidity and Capital Resources	35	Segmented Statement of Earnings	45
Ratios	35	Property and Casualty Insurance	47
Condensed Consolidated Cash Flows	35	Holding Company, Other and Unallocated	57
Parent and Subsidiary Liquidity	36	Results of Operations — First Nine Months	60
Investments	37	Segmented Statement of Earnings	60
Uncertainties	40	Property and Casualty Insurance	61
Managed Investment Entities	41	Holding Company, Other and Unallocated	70

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

AFG reported net earnings of $177 million ($2.09 per share, diluted) for the third quarter of 2023 compared to $165 million ($1.93 per share, diluted) for the third quarter of 2022. The year-over-year increase was due primarily to the impact of higher yields on fixed maturity investments and higher balances of invested assets coupled with lower net realized losses on securities. These items were partially offset by lower underwriting profit in the Specialty casualty sub-segment and lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs).

AFG reported net earnings of $589 million ($6.93 per share, diluted) for the first nine months of 2023 compared to $622 million ($7.29 per share, diluted) for the first nine months of 2022. The year-over-year decrease was due primarily to lower underwriting profit and lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) when compared to the strong performance of this portfolio in the prior year period. These items were partially offset by the impact of higher yields on fixed maturity investments and higher balances of invested assets coupled with lower net realized losses on securities.

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Economic inflation, social inflation, supply chain disruption, labor shortages, banking system instability and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment, the conflicts in Ukraine and Israel and any lingering effects of the COVID-19 pandemic. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

Management expects continued premium growth and strong underwriting results in the ongoing favorable property and casualty insurance market. In addition, the deployment of cash during the elevated interest rate environment (since early 2022) will continue to have a positive impact on investment income on fixed maturity investments throughout 2023 and into 2024.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2022 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	September 30, 2023	2022	2021
Principal amount of long-term debt	$1,498	$1,521	$1,993
Total capital	6,034	6,099	6,869
Ratio of debt to total capital:
Including subordinated debt	24.8%	24.9%	29.0%
Excluding subordinated debt	13.6%	13.9%	19.2%

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

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$1,214	$1,043
Net cash provided by (used in) investing activities	459	(1,062)
Net cash used in financing activities	(1,324)	(1,318)
Net change in cash and cash equivalents	$349	$(1,337)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $26 million during the first nine months of 2023 and $133 million in the first nine months of 2022, accounting for a $107 million decrease in cash flows from operating activities in the 2023 period compared to the 2022 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.19 billion and $910 million in the first nine months of 2023 and 2022, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $609 million source of cash in the first nine months of 2023 compared to a $260 million use of cash in the comparable 2022 period, accounting for a $869 million increase in net cash provided by investing activities in the first nine months of 2023 compared to the same 2022 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Investing activities for the first nine months of 2023 included the July 2023 acquisition of Crop Risk Services (“CRS”) for $234 million in cash. Excluding the acquisition of CRS and the activity of the managed investment entities, investing activities were an $84 million source of cash in the first nine months of 2023 compared to an $802 million use of cash in the first nine months of 2022, reflecting the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in the first nine months of 2022.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $1.32 billion for the first nine months of 2023 compared to $1.32 billion in the first nine months of 2022, an increase of $6 million. AFG paid cash dividends totaling $498 million in the first nine months of 2023 compared to $989 million in the first nine months of 2022, a decrease in cash used by financing activities of $491 million. Debt retirements were a $21 million use of cash in the first nine months of 2023 compared to $436 million in the first nine months of 2022, a decrease in cash used in financing activities of $415 million. During the first nine months of 2023, AFG repurchased $153 million of its Common Stock compared to $10 million in the comparable 2022 period, resulting in a $143 million increase in net cash used in financing activities in the first nine months of 2023 compared to the first nine months of 2022. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $663 million in the first nine months of 2023 compared to issuances exceeding retirements by $105 million in the first nine months of 2022, accounting for a $768 million increase in net cash used in financing activities in the 2023 period compared to the 2022 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

During the first nine months of 2023, AFG repurchased 1,329,831 shares of its Common Stock for $153 million and paid a special cash dividend totaling $341 million ($4.00 per share) in February. In addition, on November 1, 2023, AFG declared a special cash dividend of $1.50 per share, payable on November 22, 2023. The aggregate amount of this special dividend will be approximately $126 million.

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

At September 30, 2023, AFG (parent) held $364 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. In June 2023, AFG replaced its existing credit facility with a new five-year, $450 million revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facilities, or under any other parent company short-term borrowing arrangements, during 2022 or the first nine months of 2023.

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

Investments
AFG’s investment portfolio at September 30, 2023, contained $9.93 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income and $51 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $589 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $418 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 90% was priced using pricing services at September 30, 2023 and 4% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2023 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$9,982
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(299)
Approximately 93% of the fixed maturities held by AFG at September 30, 2023, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 4% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Municipal bonds represented approximately 9% of AFG’s fixed maturity portfolio at September 30, 2023. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At September 30, 2023, approximately 93% of the municipal bond portfolio was held in revenue bonds, with the remaining 7% held in general obligation bonds.
AFG has less than $100 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $630 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2023, is shown in the following table (dollars in millions). Approximately $165 million of available for sale fixed maturity securities had no unrealized gains or losses at September 30, 2023.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$1,319	$8,447
Amortized cost of securities, net of allowance for expected credit losses	$1,287	$9,138
Gross unrealized gain (loss)	$32	$(691)
Fair value as % of amortized cost	102%	92%
Number of security positions	328	1,886
Number individually exceeding $2 million gain or loss	1	64
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$18	$(214)
Collateralized loan obligations	8	(39)
Other asset-backed securities	2	(161)
States and municipalities	1	(76)
Asset managers	—	(45)
Percentage rated investment grade	87%	95%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2023, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	4%
After one year through five years	10%	27%
After five years through ten years	8%	11%
After ten years	4%	3%
	25%	45%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	63%	37%
Mortgage-backed securities (average life of approximately 6.5 years)	12%	18%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2023
Securities with unrealized gains:
Exceeding $500,000 (9 securities)	$75	$8	112%
$500,000 or less (319 securities)	1,244	24	102%
	$1,319	$32	102%
Securities with unrealized losses:
Exceeding $500,000 (355 securities)	$3,641	$(514)	88%
$500,000 or less (1,531 securities)	4,806	(177)	96%
	$8,447	$(691)	92%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2023
Investment grade fixed maturities with losses for:
Less than one year (401 securities)	$2,022	$(55)	97%
One year or longer (1,218 securities)	6,023	(604)	91%
	$8,045	$(659)	92%
Non-investment grade fixed maturities with losses for:
Less than one year (65 securities)	$97	$(4)	96%
One year or longer (202 securities)	305	(28)	92%
	$402	$(32)	93%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2023. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See “Results of Operations — Holding Company and Other — Special A&E Charge” for the three months ended September 30, 2023 and 2022 and Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2022 Form 10–K.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2023
Assets:
Cash and investments	$14,937	$—	$(143)	(*)	$14,794
Assets of managed investment entities	—	4,871	—		4,871
Other assets	11,160	—	—	(*)	11,160
Total assets	$26,097	$4,871	$(143)		$30,825
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,888	$—	$—		$16,888
Liabilities of managed investment entities	—	4,848	(120)	(*)	4,728
Long-term debt and other liabilities	5,228	—	—		5,228
Total liabilities	22,116	4,848	(120)		26,844

Shareholders’ equity:
Common Stock and Capital surplus	1,456	23	(23)		1,456
Retained earnings	3,095	—	—		3,095
Accumulated other comprehensive income (loss), net of tax	(570)	—	—		(570)
Total shareholders’ equity	3,981	23	(23)		3,981
Total liabilities and shareholders’ equity	$26,097	$4,871	$(143)		$30,825

December 31, 2022
Assets:
Cash and investments	$14,627	$—	$(115)	(*)	$14,512
Assets of managed investment entities	—	5,447	—		5,447
Other assets	8,872	—	—	(*)	8,872
Total assets	$23,499	$5,447	$(115)		$28,831
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,220	$—	$—		$15,220
Liabilities of managed investment entities	—	5,444	(112)	(*)	5,332
Long-term debt and other liabilities	4,227	—	—		4,227
Total liabilities	19,447	5,444	(112)		24,779

Shareholders’ equity:
Common Stock and Capital surplus	1,453	3	(3)		1,453
Retained earnings	3,142	—	—		3,142
Accumulated other comprehensive income (loss), net of tax	(543)	—	—		(543)
Total shareholders’ equity	4,052	3	(3)		4,052
Total liabilities and shareholders’ equity	$23,499	$5,447	$(115)		$28,831
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,855	$—	$—		$1,855
Net investment income	180	—	(12)	(b)	168
Realized gains (losses) on:
Securities	(19)	—	—		(19)
Subsidiary	(4)	—	—		(4)
Income of managed investment entities:
Investment income	—	105	—		105
Gain (loss) on change in fair value of assets/liabilities	—	11	5	(b)	16
Other income	47	—	(4)	(c)	43
Total revenues	2,059	116	(11)		2,164
Costs and Expenses:
Insurance benefits and expenses	1,736	—	—		1,736
Expenses of managed investment entities	—	116	(11)	(b)(c)	105
Interest charges on borrowed money and other expenses	104	—	—		104
Total costs and expenses	1,840	116	(11)		1,945
Earnings before income taxes	219	—	—		219
Provision for income taxes	42	—	—		42
Net earnings	$177	$—	$—		$177

Three months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,767	$—	$—		$1,767
Net investment income	155	—	(4)	(b)	151
Realized gains (losses) on securities	(35)	—	—		(35)
Income of managed investment entities:
Investment income	—	75	—		75
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(b)	(5)
Other income	35	—	(4)	(c)	31
Total revenues	1,922	70	(8)		1,984
Costs and Expenses:
Insurance benefits and expenses	1,621	—	—		1,621
Expenses of managed investment entities	—	70	(8)	(b)(c)	62
Interest charges on borrowed money and other expenses	91	—	—		91
Total costs and expenses	1,712	70	(8)		1,774
Earnings before income taxes	210	—	—		210
Provision for income taxes	45	—	—		45
Net earnings	$165	$—	$—		$165
(a)Includes income of $12 million in the third quarter of 2023 and $4 million in the third quarter of 2022, representing the change in fair value of AFG’s CLO investments and $4 million of income in both the third quarter of 2023 and 2022, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million and $4 million in the third quarter of 2023 and 2022, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$4,799	$—	$—		$4,799
Net investment income	601	—	(18)	(b)	583
Realized gains (losses) on:
Securities	(67)	—	—		(67)
Subsidiary	(4)	—	—		(4)
Income of managed investment entities:
Investment income	—	321	—		321
Gain (loss) on change in fair value of assets/liabilities	—	12	—	(b)	12
Other income	112	—	(12)	(c)	100
Total revenues	5,441	333	(30)		5,744
Costs and Expenses:
Insurance benefits and expenses	4,419	—	—		4,419
Expenses of managed investment entities	—	333	(30)	(b)(c)	303
Interest charges on borrowed money and other expenses	284	—	—		284
Total costs and expenses	4,703	333	(30)		5,006
Earnings before income taxes	738	—	—		738
Provision for income taxes	149	—	—		149
Net earnings	$589	$—	$—		$589

Nine months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$4,462	$—	$—		$4,462
Net investment income	539	—	10	(b)	549
Realized gains (losses) on securities	(143)	—	—		(143)
Income of managed investment entities:
Investment income	—	175	—		175
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(24)	(b)	(25)
Other income	105	—	(12)	(c)	93
Total revenues	4,963	174	(26)		5,111
Costs and Expenses:
Insurance benefits and expenses	3,934	—	—		3,934
Expenses of managed investment entities	—	173	(25)	(b)(c)	148
Interest charges on borrowed money and other expenses	252	—	—		252
Total costs and expenses	4,186	173	(25)		4,334
Earnings before income taxes	777	1	(1)		777
Provision for income taxes	155	—	—		155
Net earnings	$622	$1	$(1)		$622
(a)Includes income of $18 million in the first nine months of 2023 and a loss of $10 million in the first nine months of 2022, representing the change in fair value of AFG’s CLO investments and $12 million of income in both the first nine months of 2023 and 2022, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $18 million and $13 million in the first nine months of 2023 and 2022, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Components of net earnings:
Core operating earnings before income taxes	$257	$244	$823	$930
Pretax non-core items:
Realized gains (losses) on securities	(19)	(35)	(67)	(143)
Realized loss on subsidiary	(4)	—	(4)	—
Special A&E charge	(15)	—	(15)	—
Gain (loss) on retirement of debt	—	1	1	(10)
Earnings before income taxes	219	210	738	777
Provision for income taxes:
Core operating earnings	49	52	166	192
Non-core items:
Realized gains (losses) on securities	(4)	(7)	(14)	(30)
Realized loss on subsidiary	—	—	—	—
Special A&E charge	(3)	—	(3)	—
Gain (loss) on retirement of debt	—	—	—	(3)
Other	—	—	—	(4)
Total provision for income taxes	42	45	149	155
Net earnings	$177	$165	$589	$622

Net earnings:
Core net operating earnings	$208	$192	$657	$738
Realized gains (losses) on securities	(15)	(28)	(53)	(113)
Realized loss on subsidiary	(4)	—	(4)	—
Special A&E charge	(12)	—	(12)	—
Gain (loss) on retirement of debt	—	1	1	(7)
Other	—	—	—	4
Net earnings	$177	$165	$589	$622

Diluted per share amounts:
Core net operating earnings	$2.45	$2.24	$7.72	$8.65
Realized gains (losses) on securities	(0.17)	(0.32)	(0.61)	(1.32)
Realized loss on subsidiary	(0.04)	—	(0.04)	—
Special A&E charge	(0.15)	—	(0.15)	—
Gain (loss) on retirement of debt	—	0.01	0.01	(0.09)
Other	—	—	—	0.05
Net earnings	$2.09	$1.93	$6.93	$7.29

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net earnings were $177 million in the third quarter of 2023 compared to $165 million in the third quarter of 2022 reflecting higher core net operating earnings and lower net realized losses on securities in the third quarter of 2023 compared to the third quarter of 2022, partially offset by a special non-core A&E charge recorded in the third quarter of 2023. Core net operating earnings for the third quarter of 2023 increased $16 million compared to the third quarter of 2022 reflecting the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower underwriting profit in the Specialty casualty sub-segment and lower returns on AFG’s alternative investment portfolio. Net realized losses on securities in the third quarter of 2023 and 2022 include after-tax losses of $6 million and $21 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $589 million in the first nine months of 2023 compared to $622 million in the first nine months of 2022 reflecting lower core net operating earnings and a special A&E charge recorded in the third quarter of 2023, partially offset by lower net realized losses on securities in the first nine months of 2023 compared to the first nine months of 2022. Core net operating earnings for the first nine months of 2023 decreased $81 million compared to the first nine months of 2022 reflecting lower underwriting profit and lower returns on AFG’s alternative investment portfolio when compared to the strong performance of this portfolio in the prior year period, partially offset by the impact of higher yields on fixed maturity investments and higher balances of invested assets. Net realized losses on securities in the first nine months of 2023 and 2022 include after-tax losses of $25 million and $94 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2023 and 2022 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,855	$—	$—	$1,855	$—	$1,855
Net investment income	170	(12)	10	168	—	168
Realized gains (losses) on:
Securities	—	—	—	—	(19)	(19)
Subsidiary	—	—	—	—	(4)	(4)
Income of MIEs:
Investment income	—	105	—	105	—	105
Gain (loss) on change in fair value of assets/liabilities	—	16	—	16	—	16
Other income	5	(4)	42	43	—	43
Total revenues	2,030	105	52	2,187	(23)	2,164

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,239	—	—	1,239	—	1,239
Commissions and other underwriting expenses	474	—	23	497	—	497
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	105	—	105	—	105
Other expenses	19	—	51	70	15	85
Total costs and expenses	1,732	105	93	1,930	15	1,945
Earnings before income taxes	298	—	(41)	257	(38)	219
Provision for income taxes	57	—	(8)	49	(7)	42
Core Net Operating Earnings	241	—	(33)	208
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(15)	(15)	15	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(12)	(12)	12	—
Net Earnings	$237	$—	$(60)	$177	$—	$177

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,767	$—	$—	$1,767	$—	$1,767
Net investment income	145	(4)	10	151	—	151
Realized gains (losses) on securities	—	—	—	—	(35)	(35)
Income of MIEs:
Investment income	—	75	—	75	—	75
Gain (loss) on change in fair value of assets/liabilities	—	(5)	—	(5)	—	(5)
Other income	2	(4)	33	31	—	31
Total revenues	1,914	62	43	2,019	(35)	1,984

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,176	—	—	1,176	—	1,176
Commissions and other underwriting expenses	436	—	9	445	—	445
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	62	—	62	—	62
Other expenses	13	—	60	73	(1)	72
Total costs and expenses	1,625	62	88	1,775	(1)	1,774
Earnings before income taxes	289	—	(45)	244	(34)	210
Provision for income taxes	62	—	(10)	52	(7)	45
Core Net Operating Earnings	227	—	(35)	192
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(28)	(28)	28	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$227	$—	$(62)	$165	$—	$165
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

AFG’s property and casualty insurance operations contributed $294 million in GAAP pretax earnings in the third quarter of 2023 compared to $289 million in the third quarter of 2022, an increase of $5 million (2%). Property and casualty core pretax earnings were $298 million in the third quarter of 2023 compared to $289 million in the third quarter of 2022, an increase of $9 million (3%).The increase in GAAP and core pretax earnings reflects higher net investment income, partially offset by lower underwriting profit in the Specialty casualty sub-segment in the third quarter of 2023 compared to the third quarter of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three months ended September 30,
	2023	2022	% Change
Gross written premiums	$3,140	$3,153	—%
Reinsurance premiums ceded	(1,079)	(1,169)	(8%)
Net written premiums	2,061	1,984	4%
Change in unearned premiums	(206)	(217)	(5%)
Net earned premiums	1,855	1,767	5%
Loss and loss adjustment expenses	1,239	1,176	5%
Commissions and other underwriting expenses	474	436	9%
Underwriting gain	142	155	(8%)

Net investment income	170	145	17%
Other income and expenses, net	(14)	(11)	27%
Core earnings before income taxes	298	289	3%
Realized loss on subsidiary	(4)	—	—%
GAAP earnings before income taxes	$294	$289	2%

	Three months ended September 30,
	2023	2022	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	66.7%	66.4%	0.3%
Underwriting expense ratio	25.5%	24.7%	0.8%
Combined ratio	92.2%	91.1%	1.1%

Aggregate — including exited lines
Loss and LAE ratio	66.8%	66.5%	0.3%
Underwriting expense ratio	25.5%	24.7%	0.8%
Combined ratio	92.3%	91.2%	1.1%

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
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.14 billion for the third quarter of 2023 compared to $3.15 billion for the third quarter of 2022, a decrease of $13 million (less than 1%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2023		2022
	GWP	%	GWP	%	% Change
Property and transportation	$1,592	51%	$1,737	55%	(8%)
Specialty casualty	1,226	39%	1,184	38%	4%
Specialty financial	322	10%	232	7%	39%
	$3,140	100%	$3,153	100%	—%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 34% of gross written premiums for the third quarter of 2023 compared to 37% of gross written premiums for the third quarter of 2022, a decrease of 3 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2023		2022		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(687)	43%	$(778)	45%	(2%)
Specialty casualty	(397)	32%	(407)	34%	(2%)
Specialty financial	(61)	19%	(56)	24%	(5%)
Other specialty	66		72
	$(1,079)	34%	$(1,169)	37%	(3%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.06 billion for the third quarter of 2023 compared to $1.98 billion for the third quarter of 2022, an increase of $77 million (4%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2023		2022
	NWP	%	NWP	%	% Change
Property and transportation	$905	44%	$959	48%	(6%)
Specialty casualty	829	40%	777	39%	7%
Specialty financial	261	13%	176	9%	48%
Other specialty	66	3%	72	4%	(8%)
	$2,061	100%	$1,984	100%	4%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.86 billion for the third quarter of 2023 compared to $1.77 billion for the third quarter of 2022, an increase of $88 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2023		2022
	NEP	%	NEP	%	% Change
Property and transportation	$828	45%	$857	49%	(3%)
Specialty casualty	734	40%	677	38%	8%
Specialty financial	232	12%	171	10%	36%
Other specialty	61	3%	62	3%	(2%)
	$1,855	100%	$1,767	100%	5%

Gross written premiums for the third quarter of 2023 decreased $13 million (less than 1%) compared to the third quarter of 2022, reflecting the timing of premiums and the impact of commodity pricing in the crop insurance operations. Excluding the crop business, gross written premiums grew by 7% when compared to the prior year period as a result of a combination of new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 5% in the third quarter of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 7%.

Property and transportation Gross written premiums decreased $145 million (8%) in the third quarter of 2023 compared to the third quarter of 2022. The year-over-year decrease reflects a larger percentage of crop insurance premium written in the second quarter of 2023 (rather than the third quarter of 2023 when compared to the 2022 period) due to the earlier planting of corn and soybeans, as well as the impact of lower 2023 spring commodity futures pricing and related volatility. Excluding the crop business, gross written premiums grew by 2% when compared to the 2022 third quarter reflecting the impact of higher rates, new business opportunities and organic growth in the other businesses in the Property and transportation sub-segment. Average renewal rates increased approximately 6% for this group in the third quarter of 2023. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the third quarter of 2023 compared to the third quarter of 2022 reflecting the impact of lower premiums in the crop business, which cedes a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment and the impact of reinstatement premiums paid in the 2022 period related to Hurricane Ian.

Specialty casualty Gross written premiums increased $42 million (4%) in the third quarter of 2023 compared to the third quarter of 2022. Factors contributing to the year-over-year growth include payroll growth in the workers’ compensation businesses, strong policy retention and rate increases in several of the targeted markets businesses and new business opportunities and higher policy renewals in the excess and surplus business. This growth was partially offset by lower year-over-year premiums in the mergers and acquisitions liability and executive liability businesses. Average renewal rates increased approximately 5% for this group in the third quarter of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the third quarter of 2023 compared to the third quarter of 2022 reflecting lower gross written premiums in the mergers and acquisitions liability business (which cedes a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment) and higher premiums in the workers’ compensation businesses (which cede a lower percentage of premiums than some of the other businesses in the Specialty casualty sub-segment).

Specialty financial Gross written premiums increased $90 million (39%) in the third quarter of 2023 compared to the third quarter of 2022 due primarily to growth in the financial institutions business. Average renewal rates increased approximately 5% for this group in the third quarter of 2023. Reinsurance premiums ceded as a percentage of gross written premiums decreased 5 percentage points in the third quarter of 2023 compared to the third quarter of 2022 reflecting the impact of reinstatement premiums paid in the 2022 period related to Hurricane Ian.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $6 million in the third quarter of 2023 compared to the third quarter of 2022 reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended September 30,			Three months ended September 30,
	2023	2022	Change	2023	2022
Property and transportation
Loss and LAE ratio	76.8%	77.3%	(0.5%)
Underwriting expense ratio	18.0%	18.1%	(0.1%)
Combined ratio	94.8%	95.4%	(0.6%)
Underwriting profit				$42	$39

Specialty casualty
Loss and LAE ratio	63.1%	55.3%	7.8%
Underwriting expense ratio	26.3%	27.3%	(1.0%)
Combined ratio	89.4%	82.6%	6.8%
Underwriting profit				$78	$118

Specialty financial
Loss and LAE ratio	39.8%	47.2%	(7.4%)
Underwriting expense ratio	47.8%	44.1%	3.7%
Combined ratio	87.6%	91.3%	(3.7%)
Underwriting profit				$29	$15

Total Specialty
Loss and LAE ratio	66.7%	66.4%	0.3%
Underwriting expense ratio	25.5%	24.7%	0.8%
Combined ratio	92.2%	91.1%	1.1%
Underwriting profit				$143	$158

Aggregate — including exited lines
Loss and LAE ratio	66.8%	66.5%	0.3%
Underwriting expense ratio	25.5%	24.7%	0.8%
Combined ratio	92.3%	91.2%	1.1%
Underwriting profit				$142	$155

The Specialty property and casualty insurance operations generated an underwriting profit of $143 million in the third quarter of 2023 compared to $158 million in the third quarter of 2022, a decrease of $15 million (9%). Higher underwriting profits in the Property and transportation and Specialty financial sub-segments were more than offset by lower underwriting profit in the Specialty casualty sub-segment. Overall catastrophe losses were $56 million (3.0 points on the combined ratio) in the third quarter of 2023 compared to $51 million (2.5 points), including $18 million in net reinstatement premiums in the third quarter of 2022. As a result of catastrophe losses incurred in the third quarter of 2022, AFG reduced certain previously accrued profit-based commissions payable to agents, which had a favorable impact on the combined ratio.

Property and transportation Underwriting profit for this group was $42 million for the third quarter of 2023 compared to $39 million for the third quarter of 2022, an increase of $3 million (8%). Higher underwriting profits in the transportation, property and inland marine and ocean marine businesses were partially offset by lower profitability in the agricultural businesses. Catastrophe losses were $14 million (1.7 points on the combined ratio) in the third quarter of 2023 compared to $13 million (1.4 points), including $4 million in net reinstatement premiums in the third quarter of 2022.

Specialty casualty Underwriting profit for this group was $78 million for the third quarter of 2023 compared to $118 million for the third quarter of 2022, a decrease of $40 million (34%). This decrease reflects lower levels of favorable prior year reserve development in the workers’ compensation businesses and lower underwriting profit in the targeted

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
markets businesses. Catastrophe losses were $17 million (2.3 points on the combined ratio) in the third quarter of 2023 compared to $3 million (0.4 points), including $1 million in net reinstatement premiums in the third quarter of 2022.

Specialty financial Underwriting profit for this group was $29 million for the third quarter of 2023 compared to $15 million in the third quarter of 2022, an increase of $14 million (93%). This increase reflects lower year-over-year catastrophe losses in the financial institutions business. Catastrophe losses were $22 million (9.3 points on the combined ratio) compared to $34 million (15.2 points), including $13 million in net reinstatement premiums in the third quarter of 2022. As a result of catastrophe losses incurred in the third quarter of 2022, the Specialty financial sub-segment reduced certain previously accrued profit-based commissions payable to agents, which had a favorable impact on the combined ratio.

Other specialty This group reported an underwriting loss of $6 million in the third quarter of 2023 compared to $14 million in the third quarter of 2022, a decrease of $8 million (57%), reflecting lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the third quarter of 2023 compared to the third quarter of 2022. Catastrophe losses were $3 million in the third quarter of 2023 compared to $1 million in the third quarter of 2022.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in the third quarter of 2023 and $3 million in the third quarter of 2022 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 66.8% for the third quarter of 2023 compared to 66.5% for the third quarter of 2022, an increase of 0.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2023	2022	2023	2022	Ratio
Property and transportation
Current year, excluding catastrophe losses	$636	$669	76.8%	77.7%	(0.9%)
Prior accident years development	(14)	(15)	(1.7%)	(1.8%)	0.1%
Current year catastrophe losses including the impact of net reinstatement premiums	14	9	1.7%	1.4%	0.3%
Property and transportation losses and LAE and ratio	$636	$663	76.8%	77.3%	(0.5%)

Specialty casualty
Current year, excluding catastrophe losses	$468	$414	63.7%	61.2%	2.5%
Prior accident years development	(22)	(42)	(2.9%)	(6.3%)	3.4%
Current year catastrophe losses including the impact of net reinstatement premiums	17	2	2.3%	0.4%	1.9%
Specialty casualty losses and LAE and ratio	$463	$374	63.1%	55.3%	7.8%

Specialty financial
Current year, excluding catastrophe losses	$81	$70	34.7%	38.3%	(3.6%)
Prior accident years development	(10)	(11)	(4.2%)	(6.3%)	2.1%
Current year catastrophe losses including the impact of net reinstatement premiums	22	21	9.3%	15.2%	(5.9%)
Specialty financial losses and LAE and ratio	$93	$80	39.8%	47.2%	(7.4%)

Total Specialty
Current year, excluding catastrophe losses	$1,226	$1,196	66.0%	67.0%	(1.0%)
Prior accident years development	(44)	(56)	(2.3%)	(3.1%)	0.8%
Current year catastrophe losses including the impact of net reinstatement premiums	56	33	3.0%	2.5%	0.5%
Total Specialty losses and LAE and ratio	$1,238	$1,173	66.7%	66.4%	0.3%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,226	$1,196	66.0%	67.0%	(1.0%)
Prior accident years development	(43)	(53)	(2.3%)	(3.0%)	0.7%
Current year catastrophe losses including the impact of net reinstatement premiums	56	33	3.1%	2.5%	0.6%
Aggregate losses and LAE and ratio	$1,239	$1,176	66.8%	66.5%	0.3%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 66.0% for the third quarter of 2023 compared to 67.0% for the third quarter of 2022, a decrease of 1.0 percentage points.

Property and transportation   The 0.9 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, is due primarily to the impact of elevated large loss activity in the property and inland marine business in the third quarter of 2022 and improved results in certain transportation businesses, partially offset by lower profits in the crop business.

Specialty casualty   The 2.5 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects anticipated medical cost inflation and the impact of pressure on rates in the workers’ compensation businesses and an isolated larger property loss related to the program business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial The 3.6 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the financial institutions business and AFG’s European operations.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $44 million in the third quarter of 2023 compared to $56 million in the third quarter of 2022, a decrease of $12 million (21%).

Property and transportation Net favorable reserve development of $14 million in the third quarter of 2023 reflects lower than expected claim frequency in the property and inland marine business and lower than anticipated claim frequency and severity across the transportation businesses. Net favorable reserve development of $15 million in the third quarter of 2022 reflects lower than expected claim frequency and severity in the trucking business, lower than anticipated claim frequency in the aviation and ocean marine businesses and in the Singapore operations and lower than expected claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $22 million in the third quarter of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses, partially offset by higher than anticipated claim severity in certain targeted markets businesses. Net favorable reserve development of $42 million in the third quarter of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the targeted markets and excess and surplus businesses.

Specialty financial Net favorable reserve development of $10 million in the third quarter of 2023 reflects lower than anticipated claim frequency and severity in the fidelity and surety businesses and lower than expected claim frequency in the trade credit business. Net favorable reserve development of $11 million in the third quarter of 2022 reflects lower than anticipated claim frequency in the surety and trade credit businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $2 million in the third quarter of 2023 and $12 million in the third quarter of 2022 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998.

Asbestos and environmental reserves During the third quarter of 2023, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has historically conducted periodic comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during all other years.

During the 2023 internal review, no new trends were identified and recent claims activity was generally consistent with AFG’s expectations resulting from its in-depth internal reviews in 2022 and 2021 and most recent external study in 2020. As a result, and consistent with the internal review in the third quarter of 2022, the 2023 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2022 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
At September 30, 2023, the property and casualty insurance segment’s insurance reserves include A&E reserves of $374 million, net of reinsurance recoverables. At September 30, 2023, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by S&P Global Market Intelligence (as of December 31, 2022, and adjusted for several large industry portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2023)	22.7	18.9	20.8
Industry (12/31/2022)	8.6	7.3	8.3
In addition, the 2023 and 2022 internal reviews encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $15 million pretax non-core special charge recorded in the third quarter of 2023 and the minor increase in AFG’s liabilities recorded in the third quarter of 2022 for those operations, see “Special A&E Charge” under “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2023 and 2022.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the third quarter of 2023 and $3 million in the third quarter of 2022 related to business outside of the Specialty group that AFG no longer writes.

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations released prior accident year COVID-19 reserves of $6 million in the third quarter of 2023 and $8 million in the third quarter of 2022 based on improved loss experience across several businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 37% of the $60 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at September 30, 2023.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2022, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

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

Catastrophe losses of $56 million in the third quarter of 2023 resulted from a higher frequency of lower severity convective storms in multiple regions of the United States. Catastrophe losses of $33 million in the third quarter of 2022 (before $18 million in net reinstatement premiums) resulted primarily from Hurricane Ian.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $474 million in the third quarter of 2023 compared to $436 million for the third quarter of 2022, an increase of $38 million (9%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 25.5% for the third quarter of 2023 compared to 24.7% for the third quarter of 2022, an increase of 0.8 percentage points. Detail

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2023		2022		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$150	18.0%	$155	18.1%	(0.1%)
Specialty casualty	193	26.3%	185	27.3%	(1.0%)
Specialty financial	110	47.8%	76	44.1%	3.7%
Other specialty	21	33.6%	20	33.4%	0.2%
	$474	25.5%	$436	24.7%	0.8%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.1 percentage points in the third quarter of 2023 compared to the third quarter of 2022 as higher expenses related to certain technology initiatives were offset by the impact of a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.0 percentage points in the third quarter of 2023 compared to the third quarter of 2022 reflecting the impact on the ratio of growth in earned premiums in the workers’ compensation and programs businesses, partially offset by slightly higher expenses related to certain technology initiatives.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.7 percentage points in the third quarter of 2023 compared to the third quarter of 2022 due to the impact of the reduction in previously accrued profit-based commissions to agents recorded in the third quarter of 2022 as a result of losses from Hurricane Ian and, to a lesser extent, higher expenses associated with certain technology initiatives, partially offset by the impact on the ratio of growth in earned premium in the financial institutions business and the impact on the ratio of reinsurance reinstatement premiums recorded in the third quarter of 2022. Due partially to elevated catastrophe losses over the second half of 2022 and the first half of 2023, there was not a similar adjustment to accrued profit-based commissions in the third quarter of 2023.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $170 million in the third quarter of 2023 compared to $145 million in the third quarter of 2022, an increase of $25 million (17%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2023	2022	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$145	$109	$36	33%
Alternative investments	25	36	(11)	(31%)
Total net investment income	$170	$145	$25	17%

Average invested assets (at amortized cost)	$14,899	$14,105	$794	6%

Yield (net investment income as a % of average invested assets)	4.56%	4.11%	0.45%

Tax equivalent yield (*)	4.63%	4.21%	0.42%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the third quarter of 2023 compared to the third quarter of 2022 reflects the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs). The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.56% for the third quarter of 2023 compared to 4.11% for the third quarter of 2022, an increase of 0.45 percentage points reflecting higher returns on fixed

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
maturity investments, partially offset by lower yields on alternative investments. The annualized return earned on alternative investments was 4.2% in the third quarter of 2023 compared to 7.1% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $14 million for the third quarter of 2023 compared to $11 million for the third quarter of 2022, an increase of $3 million (27%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2023	2022
Other income	$5	$2
Other expenses:
Amortization of intangibles	5	2
Interest expense on funds withheld	9	8
Other	5	3
Total other expenses	19	13
Other income and expenses, net	$(14)	$(11)
The increase in other income in the third quarter of 2023 compared to the third quarter of 2022 is due primarily to death benefits received on a company-owned life insurance policy. The higher amortization of intangibles in the third quarter of 2023 compared to the third quarter of 2022 reflects the impact of the CRS acquisition in July 2023.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $56 million in the third quarter of 2023 compared to $44 million in the third quarter of 2022, an increase of $12 million (27%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $41 million in the third quarter of 2023 compared to $45 million in the third quarter of 2022, a decrease of $4 million (9%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three months ended September 30,
	2023	2022	% Change
Revenues:
Net investment income	$10	$10	—%
Other income — P&C fees	37	22	68%
Other income	5	11	(55%)
Total revenues	52	43	21%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	23	9	156%
Other expense — expenses associated with P&C fees	14	13	8%
Other expenses (*)	37	47	(21%)
Costs and expenses, excluding interest charges on borrowed money	74	69	7%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(22)	(26)	(15%)
Interest charges on borrowed money	19	19	—%
Core loss before income taxes, excluding realized gains and losses	(41)	(45)	(9%)
Pretax non-core special A&E charge	(15)	—	—%
Pretax non-core gain (loss) on retirement of debt	—	1	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(56)	$(44)	27%
(*)Excludes a pretax non-core special A&E charge of $15 million in the third quarter of 2023 and a pretax non-core gain on retirement of debt of $1 million in the third quarter of 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $10 million in both the third quarter of 2023 and the third quarter of 2022, reflecting the impact of higher interest rates on cash and fixed maturity investments, offset by lower average balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2023, AFG collected $22 million in fees for these services compared to $20 million in the third quarter of 2022. Management views this fee income, net of the $14 million in the third quarter of 2023 and $13 million in the third quarter of 2022 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $15 million in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date during the third quarter of 2023 and $2 million in fees from AFG’s disposed annuity operations during the third quarter of 2022 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the third quarter of 2023 and the third quarter of 2022 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million in the third quarter of 2023 and $7 million the third quarter of 2022, a decrease of $6 million (86%), due primarily to income from the sale of real estate in the third quarter of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
Excluding the non-core special A&E charge recorded in the third quarter of 2023 and the non-core gain on retirement of debt in the third quarter of 2022 discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $37 million in the third quarter of 2023 compared to $47 million in the third quarter of 2022, a decrease of $10 million (21%).
Holding Company and Other — Special A&E Charge
During the third quarters of 2023 and 2022, AFG performed in-depth internal reviews of A&E exposures as discussed under “Asbestos and environmental reserves” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development.” As a result of the 2023 review, AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded a special non-core A&E charge of $15 million in the third quarter of 2023 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charge reflects changes in the scope and costs of investigation and an increase in estimated remediation costs at a limited number of sites.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the third quarter of 2023 and the third quarter of 2022.

Holding Company and Other — Gain on Retirement of Debt
During the third quarter of 2022, AFG repurchased $9 million principal amount of its senior notes which resulted in a $1 million pretax non-core gain.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $19 million in the third quarter of 2023 compared to $35 million in the third quarter of 2022, a decrease of $16 million (46%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2023	2022
Realized gains (losses) before impairment allowances:
Disposals	$(6)	$(3)
Change in the fair value of equity securities	(8)	(27)
Change in the fair value of derivatives	(1)	(3)
	(15)	(33)

Change in allowance for impairments on securities	(4)	(2)
Realized gains (losses) on securities	$(19)	$(35)

The $8 million net realized loss from the change in the fair value of equity securities in the third quarter of 2023 includes losses of $10 million on investments in media companies and $2 million on investments in banks and financing companies, partially offset by gains of $4 million on investments in energy companies. The $27 million net realized loss from the change in the fair value of equity securities in the third quarter of 2022 includes losses of $8 million on investments in banks and financing companies, $6 million on investments in media companies, $4 million on investments in retail companies and $2 million on investments in healthcare companies.

Realized Loss on Subsidiary
During the third quarter of 2023, AFG recorded a realized loss on subsidiary of $4 million, consisting of a $26 million goodwill impairment charge, partially offset by a $22 million reduction in the fair value of a contingent consideration liability, both related to AFG’s investment in Verikai. See Note D — “Fair Value Measurements” and Note H — “Goodwill and Other Intangibles” to the financial statements.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $42 million for the third quarter of 2023 compared to $45 million for the third quarter of 2022, a decrease of $3 million (7%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2023 and 2022 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$4,799	$—	$—	$4,799	$—	$4,799
Net investment income	568	(18)	33	583	—	583
Realized gains (losses) on:
Securities	—	—	—	—	(67)	(67)
Subsidiary	—	—	—	—	(4)	(4)
Income of MIEs:
Investment income	—	321	—	321	—	321
Gain (loss) on change in fair value of assets/liabilities	—	12	—	12	—	12
Other income	13	(12)	99	100	—	100
Total revenues	5,380	303	132	5,815	(71)	5,744

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,964	—	—	2,964	—	2,964
Commissions and other underwriting expenses	1,415	—	40	1,455	—	1,455
Interest charges on borrowed money	—	—	57	57	—	57
Expenses of MIEs	—	303	—	303	—	303
Other expenses	54	—	159	213	14	227
Total costs and expenses	4,433	303	256	4,992	14	5,006
Earnings before income taxes	947	—	(124)	823	(85)	738
Provision for income taxes	191	—	(25)	166	(17)	149
Core Net Operating Earnings	756	—	(99)	657
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(53)	(53)	53	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(12)	(12)	12	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$752	$—	$(163)	$589	$—	$589

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2022
Revenues:
Property and casualty insurance net earned premiums	$4,462	$—	$—	$4,462	$—	$4,462
Net investment income	524	10	15	549	—	549
Realized gains (losses) on securities	—	—	—	—	(143)	(143)
Income of MIEs:
Investment income	—	175	—	175	—	175
Gain (loss) on change in fair value of assets/liabilities	—	(25)	—	(25)	—	(25)
Other income	12	(12)	93	93	—	93
Total revenues	4,998	148	108	5,254	(143)	5,111

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,643	—	—	2,643	—	2,643
Commissions and other underwriting expenses	1,261	—	30	1,291	—	1,291
Interest charges on borrowed money	—	—	65	65	—	65
Expenses of MIEs	—	148	—	148	—	148
Other expenses	38	—	139	177	10	187
Total costs and expenses	3,942	148	234	4,324	10	4,334
Earnings before income taxes	1,056	—	(126)	930	(153)	777
Provision for income taxes	222	—	(30)	192	(37)	155
Core Net Operating Earnings	834	—	(96)	738
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(113)	(113)	113	—
Loss on retirement of debt, net of tax	—	—	(7)	(7)	7	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$834	$—	$(212)	$622	$—	$622
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $943 million in GAAP pretax earnings in the first nine months of 2023 compared to $1.06 billion in the first nine months of 2022, a decrease of $113 million (11%). Property and casualty core pretax earnings were $947 million in the first nine months of 2023 compared to $1.06 billion in the first nine months of 2022, a decrease of $109 million (10%).The decrease in GAAP and core pretax earnings reflects lower underwriting profit, partially offset by higher net investment income in the first nine months of 2023 compared to the first nine months of 2022.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	Nine months ended September 30,
	2023	2022	% Change
Gross written premiums	$7,664	$7,212	6%
Reinsurance premiums ceded	(2,417)	(2,344)	3%
Net written premiums	5,247	4,868	8%
Change in unearned premiums	(448)	(406)	10%
Net earned premiums	4,799	4,462	8%
Loss and loss adjustment expenses	2,964	2,643	12%
Commissions and other underwriting expenses	1,415	1,261	12%
Underwriting gain	420	558	(25%)

Net investment income	568	524	8%
Other income and expenses, net	(41)	(26)	58%
Core earnings before income taxes	947	1,056	(10%)
Realized loss on subsidiary	(4)	—	—%
GAAP earnings before income taxes	$943	$1,056	(11%)

	Nine months ended September 30,
	2023	2022	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.8%	59.1%	2.7%
Underwriting expense ratio	29.5%	28.3%	1.2%
Combined ratio	91.3%	87.4%	3.9%

Aggregate — including exited lines
Loss and LAE ratio	61.8%	59.2%	2.6%
Underwriting expense ratio	29.5%	28.3%	1.2%
Combined ratio	91.3%	87.5%	3.8%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $7.66 billion for the first nine months of 2023 compared to $7.21 billion for the first nine months of 2022, an increase of $452 million (6%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2023		2022
	GWP	%	GWP	%	% Change
Property and transportation	$3,523	46%	$3,459	48%	2%
Specialty casualty	3,299	43%	3,108	43%	6%
Specialty financial	842	11%	645	9%	31%
	$7,664	100%	$7,212	100%	6%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 32% of gross written premiums for the first nine months of 2023 compared to 33% of gross written premiums for the first nine months of 2022, a decrease of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2023		2022		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(1,398)	40%	$(1,367)	40%	—%
Specialty casualty	(1,055)	32%	(1,035)	33%	(1%)
Specialty financial	(157)	19%	(133)	21%	(2%)
Other specialty	193		191
	$(2,417)	32%	$(2,344)	33%	(1%)

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $5.25 billion for the first nine months of 2023 compared to $4.87 billion for the first nine months of 2022, an increase of $379 million (8%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2023		2022
	NWP	%	NWP	%	% Change
Property and transportation	$2,125	40%	$2,092	43%	2%
Specialty casualty	2,244	43%	2,073	43%	8%
Specialty financial	685	13%	512	10%	34%
Other specialty	193	4%	191	4%	1%
	$5,247	100%	$4,868	100%	8%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $4.80 billion for the first nine months of 2023 compared to $4.46 billion for the first nine months of 2022, an increase of $337 million (8%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2023		2022
	NEP	%	NEP	%	% Change
Property and transportation	$1,837	38%	$1,805	40%	2%
Specialty casualty	2,149	45%	1,973	44%	9%
Specialty financial	623	13%	505	11%	23%
Other specialty	190	4%	179	5%	6%
	$4,799	100%	$4,462	100%	8%

Gross written premiums for the first nine months of 2023 increased $452 million (6%) compared to the first nine months of 2022. Year-over-year premium growth was reported within each of the Specialty property and casualty sub-segments as a result of a combination of new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 4% in the first nine months of 2023. Excluding the workers’ compensation businesses, renewal pricing increased approximately 6%.

Property and transportation Gross written premiums increased $64 million (2%) in the first nine months of 2023 compared to the first nine months of 2022. The year-over-year growth reflects the impact of increased rates and exposures in the transportation businesses, partially offset by the impact of 2023 spring commodity futures pricing and related volatility on premiums in the crop insurance business. Average renewal rates increased approximately 6% for this group in the first nine months of 2023. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the first nine months of 2023 and the first nine months of 2022 reflecting growth in alternative risk transfer products in the transportation businesses, offset by the impact of lower premiums in the crop business. Both of these

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
businesses cede a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $191 million (6%) in the first nine months of 2023 compared to the first nine months of 2022. Factors contributing to the year-over-year growth include increased exposures from payroll growth and new business in the workers’ compensation businesses, new business opportunities, strong policy retention and rate increases in several of the targeted markets businesses and increased exposures and higher renewal rates in the excess and surplus business. This growth was partially offset by lower premiums in the mergers and acquisitions liability and executive liability businesses. Average renewal rates increased approximately 4% for this group in the first nine months of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 6%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first nine months of 2023 compared to the first nine months of 2022 reflecting higher premiums in the workers’ compensation businesses (which cede a lower percentage of premiums than some of the other businesses in the Specialty casualty sub-segment) and lower cessions in the environmental and mergers and acquisitions businesses and at ABA Insurance Services.

Specialty financial Gross written premiums increased $197 million (31%) in the first nine months of 2023 compared to the first nine months of 2022 due primarily to growth in the financial institutions, innovative markets, surety and commercial equipment leasing businesses. Average renewal rates increased approximately 4% for this group in the first nine months of 2023. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the first nine months of 2023 compared to the first nine months of 2022 reflecting the impact of reinstatement premiums paid in the 2022 period related to Hurricane Ian.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $2 million (1%) in the first nine months of 2023 compared to the first nine months of 2022, reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022
Property and transportation
Loss and LAE ratio	69.2%	69.0%	0.2%
Underwriting expense ratio	24.4%	23.2%	1.2%
Combined ratio	93.6%	92.2%	1.4%
Underwriting profit				$117	$140

Specialty casualty
Loss and LAE ratio	60.5%	54.3%	6.2%
Underwriting expense ratio	27.3%	26.8%	0.5%
Combined ratio	87.8%	81.1%	6.7%
Underwriting profit				$261	$372

Specialty financial
Loss and LAE ratio	39.0%	34.1%	4.9%
Underwriting expense ratio	50.6%	49.8%	0.8%
Combined ratio	89.6%	83.9%	5.7%
Underwriting profit				$65	$81

Total Specialty
Loss and LAE ratio	61.8%	59.1%	2.7%
Underwriting expense ratio	29.5%	28.3%	1.2%
Combined ratio	91.3%	87.4%	3.9%
Underwriting profit				$421	$563

Aggregate — including exited lines
Loss and LAE ratio	61.8%	59.2%	2.6%
Underwriting expense ratio	29.5%	28.3%	1.2%
Combined ratio	91.3%	87.5%	3.8%
Underwriting profit				$420	$558

The Specialty property and casualty insurance operations generated an underwriting profit of $421 million for the first nine months of 2023 compared to $563 million for the first nine months of 2022, a decrease of $142 million (25%). This decrease reflects lower underwriting profit in each of the Specialty property and casualty sub-segments. Overall catastrophe losses were $140 million (2.9 points on the combined ratio), including $2 million in net reinstatement premiums in the first nine months of 2023 compared to $82 million (1.7 points), including $18 million in net reinstatement premiums in the first nine months of 2022. As a result of catastrophe losses incurred in the third quarter of 2022, AFG reduced certain previously accrued profit-based commissions payable to agents, which had a favorable impact on the combined ratio.

Property and transportation Underwriting profit for this group was $117 million for the first nine months of 2023 compared to $140 million for the first nine months of 2022, a decrease of $23 million (16%), reflecting lower profitability in the agricultural businesses. Catastrophe losses were $48 million (2.7 points on the combined ratio) in the first nine months of 2023 compared to $38 million (2.0 points), including $4 million in net reinstatement premiums in the first nine months of 2022.

Specialty casualty Underwriting profit for this group was $261 million for the first nine months of 2023 compared to $372 million for the first nine months of 2022, a decrease of $111 million (30%). The lower year-over-year underwriting profit was due primarily to lower favorable prior year reserve development in the workers’ compensation businesses and adverse reserve development in the public sector business, partially offset by higher favorable prior year reserve development in the executive liability business. Catastrophe losses were $28 million (1.2 points on the combined ratio),

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
including $2 million in net reinstatement premiums in the first nine months of 2023 compared to $4 million (0.1 points), including $1 million in net reinstatement premiums in the first nine months of 2022.

Specialty financial Underwriting profit for this group was $65 million for the first nine months of 2023 compared to $81 million for the first nine months of 2022, a decrease of $16 million (20%). This decrease reflects higher year-over-year catastrophe losses in the financial institutions business and lower underwriting profits in the surety business. Catastrophe losses were $45 million (7.2 points on the combined ratio) in the first nine months of 2023 compared to $39 million (6.0 points), including $13 million in net reinstatement premiums in the first nine months of 2022. As a result of catastrophe losses incurred in the third quarter of 2022, the Specialty financial sub-segment reduced certain previously accrued profit-based commissions payable to agents, which had a favorable impact on the combined ratio.

Other specialty This group reported an underwriting loss of $22 million in the first nine months of 2023 compared to $30 million in the first nine months of 2022, a decrease of $8 million (27%), reflecting losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments. Catastrophe losses were $19 million in the first nine months of 2023 compared to $1 million in the first nine months of 2022.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in the first nine months of 2023 and $5 million in the first nine months of 2022 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.8% for the first nine months of 2023 compared to 59.2% for the first nine months of 2022, an increase of 2.6 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2023	2022	2023	2022	Ratio
Property and transportation
Current year, excluding catastrophe losses	$1,295	$1,291	70.4%	71.4%	(1.0%)
Prior accident years development	(72)	(79)	(3.9%)	(4.4%)	0.5%
Current year catastrophe losses including the impact of net reinstatement premiums	48	34	2.7%	2.0%	0.7%
Property and transportation losses and LAE and ratio	$1,271	$1,246	69.2%	69.0%	0.2%

Specialty casualty
Current year, excluding catastrophe losses	$1,348	$1,209	62.7%	61.3%	1.4%
Prior accident years development	(73)	(140)	(3.4%)	(7.1%)	3.7%
Current year catastrophe losses including the impact of net reinstatement premiums	26	3	1.2%	0.1%	1.1%
Specialty casualty losses and LAE and ratio	$1,301	$1,072	60.5%	54.3%	6.2%

Specialty financial
Current year, excluding catastrophe losses	$222	$185	35.6%	35.9%	(0.3%)
Prior accident years development	(24)	(39)	(3.8%)	(7.8%)	4.0%
Current year catastrophe losses including the impact of net reinstatement premiums	45	26	7.2%	6.0%	1.2%
Specialty financial losses and LAE and ratio	$243	$172	39.0%	34.1%	4.9%

Total Specialty
Current year, excluding catastrophe losses	$2,994	$2,805	62.4%	62.6%	(0.2%)
Prior accident years development	(169)	(231)	(3.5%)	(5.2%)	1.7%
Current year catastrophe losses including the impact of net reinstatement premiums	138	64	2.9%	1.7%	1.2%
Total Specialty losses and LAE and ratio	$2,963	$2,638	61.8%	59.1%	2.7%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$2,994	$2,805	62.4%	62.6%	(0.2%)
Prior accident years development	(168)	(226)	(3.5%)	(5.1%)	1.6%
Current year catastrophe losses including the impact of net reinstatement premiums	138	64	2.9%	1.7%	1.2%
Aggregate losses and LAE and ratio	$2,964	$2,643	61.8%	59.2%	2.6%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 62.4% for the first nine months of 2023 compared to 62.6% for the first nine months of 2022, a decrease of 0.2 percentage points.

Property and transportation   The 1.0 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, is due primarily to the impact of elevated large loss activity in the property and inland marine business in the first nine months of 2022 and improved results in certain transportation businesses, partially offset by lower profits in the crop business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 1.4 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects anticipated medical cost inflation and the impact of pressure on rates in the workers’ compensation businesses and higher claim severity in certain liability coverages.

Specialty financial   The 0.3 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the financial institutions business, which has a lower expected loss ratio compared to some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $169 million in the first nine months of 2023 compared to $231 million in the first nine months of 2022, a decrease of $62 million (27%).

Property and transportation Net favorable reserve development of $72 million in the first nine months of 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity across the transportation businesses and lower than anticipated claim frequency in the property and inland marine business. Net favorable reserve development of $79 million in the first nine months of 2022 reflects lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and in the Singapore operations, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business.

Specialty casualty Net favorable reserve development of $73 million in the first nine months of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector and excess liability businesses. Net favorable reserve development of $140 million in the first nine months of 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability business and lower than anticipated claim frequency and severity in the excess and surplus business, partially offset by higher than anticipated claim severity in the targeted markets and excess liability businesses.

Specialty financial Net favorable reserve development of $24 million in the first nine months of 2023 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the surety business. Net favorable reserve development of $39 million in the first nine months of 2022 reflects lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net favorable reserve development of less than $1 million in the first nine months of 2023 and net adverse reserve development of $27 million in the first nine months of 2022 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998. The 2022 period reflects net adverse reserve development primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the first nine months of 2023 and $5 million in the first nine months of 2022 related to business outside the Specialty group that AFG no longer writes.

COVID-19 related losses
AFG’s Specialty property and casualty insurance operations released prior accident year COVID-19 reserves of $14 million in both the first nine months of 2023 and the first nine months of 2022 based on improved loss experience across several businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 37% of the $60 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at September 30, 2023.

Catastrophe losses
Catastrophe losses of $138 million in the first nine months of 2023 (before $2 million in net reinstatement premiums) resulted primarily from several storms in multiple regions of the United States. Catastrophe losses of $64 million in the first nine months of 2022 (before $18 million in net reinstatement premiums) resulted primarily from Hurricane Ian and storms in multiple regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.42 billion in the first nine months of 2023 compared to $1.26 billion for the first nine months of 2022, an increase of $154 million (12%). AFG’s underwriting expense ratio was 29.5% for the first nine months of 2023 compared to 28.3% for the first nine months of 2022, an increase of 1.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2023		2022		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$449	24.4%	$419	23.2%	1.2%
Specialty casualty	587	27.3%	529	26.8%	0.5%
Specialty financial	315	50.6%	252	49.8%	0.8%
Other specialty	64	33.0%	61	34.7%	(1.7%)
	$1,415	29.5%	$1,261	28.3%	1.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.2 percentage points in the first nine months of 2023 compared to the first nine months of 2022 reflecting higher expenses related to certain technology initiatives.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in the first nine months of 2023 compared to the first nine months of 2022 reflecting higher expenses related to certain technology initiatives, partially offset the impact on the ratio of growth in earned premiums in the workers’ compensation businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in the first nine months of 2023 compared to the first nine months of 2022 reflecting higher expenses related to certain technology initiatives and the impact of the reduction in previously accrued profit-based commissions to agents recorded in the 2022 period as a result of losses from Hurricane Ian, partially offset by the impact on the ratio of growth in earned premiums in the financial institutions business and the impact on the ratio of reinsurance reinstatement premiums recorded in the third quarter of 2022.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $568 million in the first nine months of 2023 compared to $524 million in the first nine months of 2022, an increase of $44 million (8%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2023	2022	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$410	$287	$123	43%
Alternative investments	158	237	(79)	(33%)
Total net investment income	$568	$524	$44	8%

Average invested assets (at amortized cost)	$14,624	$13,981	$643	5%

Yield (net investment income as a % of average invested assets)	5.18%	5.00%	0.18%

Tax equivalent yield (*)	5.25%	5.10%	0.15%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the first nine months of 2023 compared to the first nine months of 2022 reflects the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower returns on AFG’s alternative investments portfolio (partnerships and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
similar investments and AFG-managed CLOs) as compared to the very strong performance of this portfolio in the prior year period. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.18% for the first nine months of 2023 compared to 5.00% for the first nine months of 2022, an increase of 0.18 percentage points reflecting higher returns on fixed maturity investments, partially offset by lower yields on alternative investments. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 9.2% in the first nine months of 2023 compared to 16.1% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $41 million for the first nine months of 2023 compared to $26 million for the first nine months of 2022, an increase of $15 million (58%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2023	2022
Other income:
Income related to the sale of real estate	$—	$1
Other	13	11
Total other income	13	12
Other expenses:
Amortization of intangibles	11	7
Interest expense on funds withheld	29	21
Acquisition expenses related to CRS	3	—
Other	11	10
Total other expenses	54	38
Other income and expenses, net	$(41)	$(26)
The higher amortization of intangibles in the first nine months of 2023 compared to the first nine months of 2022 reflects the acquisition of CRS in July 2023. The $8 million (38%) increase in interest expense on funds withheld in the first nine months of 2023 compared to the first nine months of 2022 reflects the impact of higher interest rates on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $138 million in the first nine months of 2023 compared to $136 million in the first nine months of 2022, an increase of $2 million (1%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $124 million in the first nine months of 2023 compared to $126 million in the first nine months of 2022, a decrease of $2 million (2%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	Nine months ended September 30,
	2023	2022	% Change
Revenues:
Net investment income	$33	$15	120%
Other income — P&C fees	83	67	24%
Other income	16	26	(38%)
Total revenues	132	108	22%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	40	30	33%
Other expense — expenses associated with P&C fees	43	37	16%
Other expenses (*)	116	102	14%
Costs and expenses, excluding interest charges on borrowed money	199	169	18%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(67)	(61)	10%
Interest charges on borrowed money	57	65	(12%)
Core loss before income taxes, excluding realized gains and losses	(124)	(126)	(2%)
Pretax non-core special A&E charge	(15)	—	—%
Pretax non-core gain (loss) on retirement of debt	1	(10)	(110%)
GAAP loss before income taxes, excluding realized gains and losses	$(138)	$(136)	1%
(*)Excludes a pretax non-core special A&E charge of $15 million and a pretax non-core gain on retirement of debt of $1 million in the first nine months of 2023 and a pretax non-core loss on retirement of debt of $10 million in the first nine months of 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $33 million in the first nine months of 2023 compared to $15 million in the first nine months of 2022, an increase of $18 million (120%). A small portfolio of equity securities held during the 2022 period at the holding company that were carried at fair value through net investment income declined in value by $7 million. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment increased $11 million reflecting the impact of higher interest rates on cash and fixed maturity investments, partially offset by lower average balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2023, AFG collected $68 million in fees for these services compared to $60 million in the first nine months of 2022. Management views this fee income, net of the $43 million in the first nine months of 2023 and $37 million in the first nine months of 2022 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $15 million in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date during the third quarter of 2023 and $7 million in fees from AFG’s disposed annuity operations in the first nine months of 2022 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Income
Other income in the table above includes $12 million in both the first nine months of 2023 and the first nine months of 2022, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $4 million in the first nine months of 2023 compared to $14 million in the first nine months of 2022, a decrease of $10 million (71%) due primarily to income from the sale of real estate in 2022.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charge and the non-core gain (loss) on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $116 million in the first nine months of 2023 compared to $102 million the first nine months of 2022, an increase of $14 million (14%) reflecting the favorable impact of poor stock market performance in the first nine months of 2022 on expenses related to deferred compensation obligations to employees that are tied to stock market performance. To mitigate the impact of fair value changes related to the equity components of these obligations, AFG entered into a total return swap in the second half of 2022.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $57 million in the first nine months of 2023 compared to $65 million in the first nine months of 2022, a decrease of $8 million (12%) reflecting the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Special A&E Charge
See “Holding Company and Other — Special A&E Charge” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2023 and 2022 for a discussion of the $15 million pretax non-core special A&E charge recorded in the third quarter of 2023.

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

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $67 million in the first nine months of 2023 compared to $143 million in the first nine months of 2022, a decrease of $76 million (53%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2023	2022
Realized gains (losses) before impairment allowances:
Disposals	$(31)	$(9)
Change in the fair value of equity securities	(23)	(122)
Change in the fair value of derivatives	(4)	(11)
	(58)	(142)

Change in allowance for impairments on securities	(9)	(1)
Realized gains (losses) on securities	$(67)	$(143)
The $31 million net realized loss from disposals in the first nine months of 2023 includes losses of $15 million from the sale of investments in banks and $5 million from the sale of municipal housing bonds.

The $23 million net realized loss from the change in the fair value of equity securities in the first nine months of 2023 includes losses of $13 million on investments in media companies, $8 million on investments in banks and financing companies, $8 million on investments in healthcare companies and $3 million on investments in energy companies, partially offset by gains of $3 million on investments in capital goods companies and $3 million on investments in natural

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
gas companies. The $122 million net realized loss from the change in the fair value of equity securities in the first nine months of 2022 includes losses of $58 million on investments in banks and financing companies, $15 million on investments in healthcare companies, $14 million on investments in media companies, $10 million on investments in retail companies and $6 million on investments in technology companies, partially offset by gains of $10 million on investments in energy and natural gas companies.

Realized Loss on Subsidiary
During the third quarter of 2023, AFG recorded a realized loss on subsidiary of $4 million, consisting of a $26 million goodwill impairment charge, partially offset by a $22 million reduction in the fair value contingent consideration liability, both related to AFG’s investment in Verikai. See Note D — “Fair Value Measurements” and Note H — “Goodwill and Other Intangibles” to the financial statements.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $149 million for the first nine months of 2023 compared to $155 million for the first nine months of 2022, a decrease of $6 million (4%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2023, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2022 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2023 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$9,982
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(299)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2023 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	199,762	$119.01	199,762	7,401,792
Second quarter	374,958	115.17	374,958	7,026,834
Third quarter:
July	9,707	$115.34	9,707	7,017,127
August	258,104	112.57	258,104	6,759,023
September	487,300	112.07	487,300	6,271,723
Total	1,329,831	$114.11	1,329,831
(*)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

In addition, AFG acquired 55,382 shares of its Common Stock (at an average of $132.27 per share) in the first quarter of 2023, 1,054 shares (at an average of $119.40 per share) in the second quarter of 2023 and 193 shares (at an average of $117.86 per share) in July 2023 in connection with its stock incentive plans.

ITEM 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

November 3, 2023	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer