Form 10-K
period 2023-12-31
AMERICAN FINANCIAL GROUP INC
filed 2024-02-23
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8.59 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 83,661,691 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2024.
_____________________________________________________________________________________________________
Documents Incorporated by Reference:

Proxy Statement for 2024 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

AMERICAN FINANCIAL GROUP, INC.

FORWARD-LOOKING STATEMENTS

The disclosures in this Form 10-K contain certain forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Some of the forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “expects”, “projects”, “estimates”, “intends”, “plans”, “seeks”, “could”, “may”, “should”, “will” or the negative version of those words or other comparable terminology. Such forward-looking statements include statements relating to: expectations concerning market and other conditions and their effect on future premiums, revenues, earnings, investment activities and the amount and timing of share repurchases and special dividends; recoverability of asset values; expected losses and the adequacy of reserves for asbestos, environmental pollution and mass tort claims; rate changes; and improved loss experience.
Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to the following and those discussed in Item 1A — Risk Factors and in its other reports filed with the Securities and Exchange Commission.
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

PART I
Item 1. Business
Introduction
American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged in property and casualty insurance, focusing on specialized commercial products for businesses. AFG’s in-house team of investment professionals oversees the Company’s investment portfolio. The members of the Great American Insurance Group have been in business for over 150 years. Management believes that approximately 55% of the 2023 gross written premiums in AFG’s Specialty property and casualty group are produced by “top 10” ranked businesses.

Specialty P&C Insurance

Property & Transportation

- Agribusiness (farm & ranch)
- Commercial Automobile
- Commercial Property
- Crop
- Equine Mortality
- Inland and Ocean Marine

Specialty Casualty

- Cyber Risk
- Excess and Surplus
- Executive and Professional Liability
- General Liability
- M&A Liability
- Medical Stop Loss
- Public Entities
- Targeted Programs
- Umbrella and Excess Liability
- Workers' Compensation

Specialty Financial

- Fidelity / Crime
- Financial Institution Services
- Lease and Loan Services
- Surety
- Trade Credit

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

As highlighted in the illustration below, over the past 25 plus years, AFG has sharpened its focus on the businesses that management knows best. This has been accomplished through organic growth, carefully selected acquisitions, start-ups and dispositions. On July 3, 2023, AFG completed the acquisition of Crop Risk Services (“CRS”) from American International Group (“AIG”). CRS is a primary crop insurance general agent based in Decatur, Illinois, with crop year 2022 gross written premiums of approximately $1.2 billion and was the seventh largest provider of multi-peril crop insurance in the United States based on 2022 premiums. As a result of the acquisition, AFG will remain the fifth ranked writer of U.S. crop insurance and the largest U.S. owned participant in the United States multi-peril crop insurance program. In May 2021, AFG completed the sale of its Annuity business to Massachusetts Mutual Life Insurance Company for $3.57 billion in cash.

Timeline of Selected Start-ups, Acquisitions and Dispositions

Property and Casualty Insurance Segment

General
AFG’s property and casualty insurance operations provide a wide range of commercial coverages through approximately 35 insurance businesses (at December 31, 2023) that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2023 gross written premiums (in millions) for each major subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written Premiums
	AM Best	S&P
Insurance Group
Great American Insurance	A+	A+	$7,353
National Interstate	A+	not rated	1,112
Summit (Bridgefield Casualty and Bridgefield Employers)	A+	A+	608
Republic Indemnity	A+	A+	218
Mid-Continent Casualty	A+	A+	190
Other			175
			$9,656

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in this Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 98% of AFG’s direct written premiums in 2023, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 90.9% for the period 2014 to 2023 as compared to 98.4% for the property and casualty commercial lines industry over the same period. AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.
(*)The sources of the commercial lines industry ratios are ©2024 Conning, Inc., as published in Conning’s Property-Casualty Forecast & Analysis by Line of Insurance 2023Q4 edition and ©2023 A.M. Best Company’s Review & Preview Reports for preceding years.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2023	2022	2021
Gross written premiums	$9,656	$9,057	$7,946
Ceded reinsurance	(2,964)	(2,851)	(2,373)
Net written premiums	$6,692	$6,206	$5,573

Net earned premiums	$6,531	$6,085	$5,404
Loss and LAE	4,017	3,629	3,157
Underwriting expenses	1,883	1,680	1,514
Underwriting gain	$631	$776	$733

GAAP ratios:
Loss and LAE ratio	61.6%	59.7%	58.5%
Underwriting expense ratio	28.8%	27.6%	28.0%
Combined ratio	90.4%	87.3%	86.5%

Statutory ratios:
Loss and LAE ratio	60.3%	57.3%	55.9%
Underwriting expense ratio	30.2%	29.7%	29.6%
Combined ratio	90.5%	87.0%	85.5%

Industry statutory combined ratio (*)
All lines	102.2%	104.0%	100.0%
Commercial lines	94.0%	98.4%	95.9%
(*)The sources of the industry ratios are ©2024 Conning, Inc., as published in Conning’s Property-Casualty Forecast & Analysis by Line of Insurance 2023Q4 edition and ©2023 A.M. Best Company’s Review & Preview Reports for preceding years.

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $162 million in 2023, $88 million in 2022 and $86 million in 2021 and are included in the table above.

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

The following are examples of AFG’s specialty businesses grouped by sub-segment:

Property and Transportation
Agricultural-related	Federally reinsured multi-peril crop (allied lines) insurance covering most perils as well as crop-hail, equine mortality and other coverages for full-time operating farms/ranches and agribusiness operations on a nationwide basis.

Commercial Automobile	Coverage for vehicles (such as buses and trucks) in a broad range of businesses including the moving and storage and transportation industries, alternative risk transfer programs, a specialized physical damage product for the trucking industry and other specialty transportation niches.

Property, Inland Marine and Ocean Marine	Coverage primarily for commercial properties, builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators and dealers and excursion vessels.

Specialty Casualty
Excess and Surplus	Liability, umbrella and excess coverage for unique, volatile or hard-to-place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

Executive and Professional Liability	Coverage for directors and officers of businesses and non-profit organizations, errors and omissions, cyber, and mergers and acquisitions.

General Liability	Coverage for contractor-related businesses, energy development and production risks, and environmental liability risks.

Targeted Programs	Coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Umbrella and Excess Liability	Coverage in excess of primary layers.

Workers’ Compensation	Coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial
Fidelity and Surety	Fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and lender-placed mortgage property insurance.

Trade Credit	Export and domestic trade credit insurance products for global trade and related financing activities.

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

2023 SPECIALTY PROPERTY AND CASUALTY BY SUB-SEGMENT

NET WRITTEN PREMIUMS

4%
14%
38%
44%
Property and transportation
Specialty casualty
Specialty financial
Other specialty

SPECIALTY GROUP UNDERWRITING PROFIT (*)

$184
$375
$110
$(36)
$0
$100
$200
$300
$400
$500
(in millions)
Property and transportation
Specialty casualty
Specialty financial
Other specialty

(*)Excludes underwriting profits and losses recorded outside of AFG’s Specialty property and casualty group.

Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Property and transportation	$2,551	$2,515	$2,157
Specialty casualty	2,944	2,728	2,540
Specialty financial	935	711	658
Other specialty (*)	262	252	218
	$6,692	$6,206	$5,573
(*)Premiums assumed by AFG’s internal reinsurance program from the operations that make up AFG’s Specialty property and casualty insurance sub-segments.

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2023, 2022 and 2021 is shown below. Approximately 2% of AFG’s direct written premiums in 2023 were derived from non U.S.-based insurers.

	2023	2022	2021		2023	2022	2021
California	12.6%	12.7%	13.0%	New Jersey	2.5%	2.3%	2.4%
Florida	8.9%	8.2%	8.7%	Iowa	2.5%	2.7%	2.4%
Texas	7.5%	7.0%	6.6%	Michigan	2.3%	2.4%	2.3%
New York	5.8%	5.9%	6.8%	Pennsylvania	2.3%	2.2%	2.5%
Illinois	5.4%	6.2%	6.2%	North Carolina	2.2%	2.0%	2.0%
Georgia	3.4%	3.2%	3.3%	Ohio	2.1%	2.2%	2.2%
Missouri	2.8%	2.9%	2.5%	Other	34.6%	34.5%	33.9%
Indiana	2.6%	2.7%	2.6%		100.0%	100.0%	100.0%
Kansas	2.5%	2.9%	2.6%

2023 STATUTORY DIRECT WRITTEN PREMIUMS

$500 or more
$150-$499
$100-$149
$50-$99
$0-$49
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

In January 2024, AFG’s property and casualty insurance subsidiaries renewed their catastrophe reinsurance coverages. For AFG’s U.S.-based operations, the Company placed $55 million of coverage in excess of a $70 million per event primary retention in the traditional reinsurance markets.

In addition to traditional reinsurance, AFG has catastrophe coverage through a catastrophe bond structure with Riverfront Re Ltd., which provides coverage of up to 94% of $323 million for catastrophe losses in excess of $127 million through December 31, 2024.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 13% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2023: Everest Reinsurance Company, Hannover Rueck SE, Munich Reinsurance America, Inc., Swiss Reinsurance America Corporation and Transatlantic Reinsurance Company. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2024:

		Reinsurance Coverage			AFG Maximum Loss (b)
	Primary Retention	Coverage Amount	AFG Participation (a)
			%	$
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	5	35	—%	—	5
Other Workers’ Compensation	2	48	3%	1	3
Commercial Umbrella	2	48	13%	6	8
Property — General	10	40	3%	1	11
Property — Catastrophe (c)	70	55	—%	—	70
(a)Includes the participation of AFG’s internal reinsurance program.
(b)Maximum loss per event for claims up to reinsurance coverage limit.
(c)Although AFG’s maximum potential loss per event is generally $70 million, there are certain unlikely scenarios where AFG’s exposure could be as high as $73 million.

In addition to the coverage shown above, AFG reinsures its multi-peril crop insurance (“MPCI”) business through the Federal Crop Insurance Corporation (“FCIC”) based on the Standard Reinsurance Agreement (“SRA”). AFG can elect the desired retention of risk on a state-by-state, county, crop or plan basis according to the SRA. The SRA also includes an additional fixed percentage quota share cede. AFG typically reinsures 10% to 20% of MPCI gross written premiums with the FCIC. AFG also purchases quota share reinsurance on its crop business in the private market. This quota share provides for a ceding commission to AFG and a profit-sharing provision. During both 2023 and 2022, AFG reinsured 50%

of its crop premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2024, AFG expects to continue to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “Recoverables from reinsurers” included approximately $189 million on paid losses and LAE and $4.29 billion on unpaid losses and LAE at December 31, 2023. These amounts are net of allowances of approximately $10 million for expected credit losses on reinsurance recoverables. The collectability of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2023	2022	2021
Reinsurance ceded	$2,964	$2,851	$2,373
Reinsurance ceded, excluding crop	1,878	1,768	1,665
Reinsurance assumed — including involuntary pools and associations	347	283	246

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

A reconciliation of the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) to the liability reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2023 follows (in millions):

Liability reported on a SAP basis, net of $101 million of retroactive reinsurance	$8,412
Reinsurance recoverables, net of allowance	4,288
Other, including reserves of foreign insurers	387
Liability reported on a GAAP basis	$13,087

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

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2023	2022	2021
Reserves at beginning of year	$385	$408	$422
Incurred losses and LAE	—	—	—
Paid losses and LAE	(15)	(23)	(14)
Reserves at end of year, net of reinsurance recoverable	370	385	408
Reinsurance recoverable, net of allowance	128	140	147
Gross reserves at end of year	$498	$525	$555

In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has historically conducted periodic comprehensive external studies of its asbestos and environmental reserves relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during all other years.

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2023 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel. The 2023 internal review identified no new trends and recent claims activity was generally consistent with AFG’s expectations resulting from AFG’s in-depth internal reviews in 2022 and 2021 and most recent external study in 2020. As a result, the 2023 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. Over the past few years, the focus of AFG’s asbestos claims litigation has shifted to smaller companies and companies with ancillary exposures. AFG’s insureds with these exposures have been the driver of the property and casualty segment’s asbestos reserve increases in recent years.

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

Human Capital Resources

Culture
AFG’s principal cultural goal is for all employees to feel included, respected, safe and empowered to perform at their best. The Company helps employees succeed by cultivating specialized knowledge and offering professional education and leadership development in a service-oriented culture. AFG respects human rights, appreciates diversity and inclusion and values the unique perspective each employee brings to the workplace.

AFG believes that when employees feel actively engaged with the Company’s mission and strategy, they deliver higher levels of service to its customers and create better results for its business. AFG strives to attract diverse and exceptional people who can grow within AFG by fostering a workplace culture that inspires and rewards people and by developing a workforce that can help the Company meet its current and future goals.

Employees and Engagement
As of December 31, 2023, the Company had approximately 8,500 employees, of which approximately 7,700 were employed at Great American Insurance Group, and approximately 49% of AFG’s workforce were women.

AFG believes that its strong culture and values, along with the resources, competitive compensation and benefits, training and development and other opportunities afforded its employees, contribute meaningfully to what the Company views as positive retention and recruitment trends over the long-term. The Company’s voluntary turnover rate in 2023 was approximately 7.4%. The Company believes that its overall average employee tenure, which is nearly 10.5 years, and average tenure of over 18 years for the Company’s approximately 175 most senior leaders, evidences the Company’s relative success in growing careers.

To help inform management on employees’ views and perspectives on key matters, on a triennial basis, AFG has conducted, and now plans to conduct on a biennial basis, an employee engagement survey (“Employee Survey”). The Employee Survey enables each participant to provide anonymous feedback in response to questions on a broad scope of issues, including culture, engagement, development, diversity, empowerment and other issues that AFG believes are important measures of long-term employee satisfaction. With the benefit of this direct feedback, management can assess employees’ perspectives on salient issues, thereby informing management’s decisions on which practices should remain unchanged and which should be considered for potential enhancement or revision. AFG’s most recent Employee Survey was conducted in 2022. Employee participation was high, with 92% of the Company’s employees completing the survey. Management was encouraged by this strong engagement and by what management viewed as positive overall results, which on the whole reaffirmed management’s belief that employees appreciate the Company’s culture and the opportunities available to them and understand their link to AFG’s strategy and business. By way of example, some of the Employee Survey results included the following:

•94% of employees agreed that “the people in my work group are committed to delivering high-quality products and services”;
•95% of employees agreed that “I understand how my job contributes to the organization’s strategy and goals”; and
•92% of employees agreed that “I would recommend the organization as a good place to work”.

The results of the Employee Survey are reviewed and discussed by AFG management. Those results serve as an important source of information for management in shaping decisions that impact the Company’s employees.

Investing in Employees

Training and Development   AFG offers training programs designed to encourage people to build careers in insurance and develop professional skills that positively impact employees’ careers as well as AFG’s customers and business. These include tuition reimbursement programs, monetary incentives and extensive personal and professional learning opportunities. Professional development is one of many reasons why AFG believes average employee tenure exceeds industry averages.

Compensation and Benefits   AFG provides a competitive benefits package that includes an extensive wellness program and paid time away from work for employees to maintain a healthy work-life balance. AFG offers onsite fitness centers at many of its locations, financial incentives for taking care of one’s health and health management programs to increase employees’ engagement with their healthcare providers. AFG also provides six weeks of paid parental leave for employees to care for and bond with their newborn or newly adopted child.

Being a responsible employer and contributing to communities’ economic sustainability includes providing employees the opportunity to have the ability and access to achieve their financial goals. AFG maintains competitive and equitable pay by conducting regular market comparisons. AFG offers an employee stock purchase program, a retirement savings plan with employer matching contributions and company-wide profit sharing programs. In addition, employees have access to professional investment and retirement planning advisors to help prepare for their financial future.

Safety and Security   AFG prioritizes workplace safety and is dedicated to minimizing employees’ risk of accident or injury. AFG’s obligations and procedures are outlined in our Workplace Safety and Security Policy along with our Safety and Accident Reporting Policy. AFG is firmly committed to and maintains a policy of providing a work environment free from harassment of any kind, including sexual harassment. This includes intentional and unintentional harassment based on any legally protected classification under applicable federal, state, or local law.

Succession Planning   As AFG’s success is driven principally by the efforts of its employees, many of whom are specialized experts in their field or area of practice, the Company views succession planning as critical to continuing its track record of strong financial performance. The Company maintains a consistent and methodical approach to succession planning, aimed at identifying successors to senior leaders and identifying and developing future leaders. Succession planning with regard to senior positions is also reviewed with AFG’s Board of Directors.

Diversity, Equity and Inclusion   The Company values diversity and recognizes the strategic and business benefits derived when people with different cultures, backgrounds and experiences work together to achieve results. In AFG’s most recent Employee Survey, 86% of employees agreed that everyone is treated fairly regardless of their personal background or characteristics. AFG has dedicated employees responsible for our diversity, equity and inclusion efforts who report directly to our Chief Administrative Officer and Chief Human Resources Officer, who in turn reports directly to the Co-CEOs. Our Diversity and Equal Employment Opportunity Policy reinforces our commitment to attracting, developing and retaining a diverse workforce.

We have also established strategic relationships with affinity groups, such as the National African-American Insurance Association (“NAAIA”). The Company’s collaboration with NAAIA provides the opportunity for employee memberships, attendance at its annual conference, networking events and a wide range of leadership and education workshops and seminars. The Company is also a supporter of the Association of Professional Insurance Women, an organization focused on career advancement for women insurance professionals.

Board and Committee Oversight   Our Board of Directors or its Committees discuss with our Co-CEOs and other senior management members, including directly with the Chief Administrative Officer and Chief Human Resources Officer, a range of human capital management issues, including succession planning and development, compensation, benefits, labor trends, including recruitment and retention, engagement, diversity, equity and inclusion and employee feedback.

Corporate Social Responsibility Report
Please refer to the Company’s Corporate Social Responsibility Report located on AFG’s website for more information regarding human capital programs and initiatives. None of the information provided on the website is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Investment Portfolio

AFG’s in-house team of investment professionals have followed a consistent strategy over many years and changing economic conditions. Management believes that AFG’s investment expertise has been the driver of strong investment results and effective portfolio risk management over many years.

The following chart shows the allocation of AFG’s $15.26 billion investment portfolio at December 31, 2023:

Investment Portfolio

For additional information on AFG’s investments, see Note F — “Investments” to the financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments.” AFG’s earned yield (net investment income divided by average invested assets) on fixed maturities held by continuing operations was 4.7% for 2023, 3.5% for 2022 and 3.0% for 2021.

The table below compares the total return, which includes changes in fair value, on AFG’s fixed maturities held by continuing operations to a comparable public index. While there is no directly comparable index to AFG’s portfolio, shown below is a widely used benchmark in the financial services industry.

	2023	2022	2021
Total return on AFG’s fixed maturities	7.2%	(4.4%)	1.9%
Barclays Capital U.S. Universal Bond Index	6.2%	(13.0%)	(1.1%)

The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2023 (dollars in millions).

	Amortized Cost, net (*)	Fair Value
		Amount	%
S&P or comparable rating
AAA, AA, A	$7,806	$7,529	73%
BBB	2,300	2,225	21%
Total investment grade	10,106	9,754	94%
BB	211	207	2%
B	78	73	1%
CCC, CC, C	40	41	—%
D	3	4	—%
Total non-investment grade	332	325	3%
Not rated	302	298	3%
Total	$10,740	$10,377	100%
(*)Amortized cost, net of allowance for expected credit losses.

At December 31, 2023, 97% (based on statutory carrying value of $10.54 billion) of AFG’s fixed maturity investments held by its insurance companies had a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2 (the highest of the six designations) based not only on the probability of loss but also on the severity of loss.

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

Dividends   The laws of the domiciliary states of AFG’s U.S. insurance subsidiaries govern the amount of dividends that may be paid to its shareholders in any twelve-month period, generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2024 from its insurance subsidiaries without seeking prior regulatory approval is approximately $944 million.

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
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, earthquakes, explosions and fire, and by other events, such as terrorist attacks and civil unrest, as well as pandemics and other similar outbreaks in many parts of the world. These events may have a material adverse effect on AFG’s workforce and business operations as well as the workforce and operations of AFG’s customers and independent agents.

The extent of gross losses for AFG’s insurance operations from a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. AFG purchases catastrophe reinsurance as protection against catastrophe losses. Reinsurance is subject to the adequacy and counterparty reinsurance risks described below under “The inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect AFG’s results of operations.” A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Changing weather patterns and climate change have added to the unpredictability, frequency and severity of weather-related catastrophes and other losses, such as wildfires or flooding, incurred by the industry in recent years. These changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, make it more difficult for AFG to predict and model catastrophic events, reducing AFG’s ability to accurately price its exposure to such events and mitigate its risks. In addition, claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, such as from lower severity convective storms, could expose AFG to large losses, cause substantial volatility in its results of operations and could have a material adverse effect on its ability to write new business if AFG is not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. In addition, any increase in the frequency or severity of catastrophic events may result in losses exceeding AFG’s reinsurance protection or may result in substantial volatility in or materially impact AFG’s results of operations or financial condition.

Volatility in crop prices, as a result of weather conditions or other events, could adversely impact AFG’s results of operations.
Weather conditions, including too much moisture (flooding or excessive rain), not enough moisture (droughts), and the level of crop prices in the commodities market heavily impact AFG’s crop insurance business. These factors are inherently unpredictable and could result in significant volatility in the results of the crop insurance business from one year to the next. AFG’s crop results could also be negatively impacted by pests and plant disease. A large decline in the commodity prices of one or more of the major crops that AFG insures could have a material adverse effect on AFG’s results of operations or financial condition.

AFG’s results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
The results of operations of companies in the property and casualty insurance industry historically have been subject to fluctuations and uncertainties from many factors including competitive pressures, rising loss costs and changes in the level of reinsurance pricing and capacity, among others. Such factors often cause cyclical changes in the insurance industry with effects that are not uniform among product lines. The demand for property and casualty insurance, both admitted and excess and surplus lines, can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing AFG’s revenues to fluctuate. As a result, AFG’s premium levels, renewal rates, expense ratio and other items could be materially adversely impacted. These factors could produce results that would have a negative impact on AFG’s results of operations and financial condition.

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

AFG’s international operations expose it to investment, political and economic risks, including foreign currency and credit risk.
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

AFG may utilize artificial intelligence and machine learning (“AI”) in its business or incorporate AI into its products and services. The AI used by AFG may not operate properly or as expected, which could cause AFG to write policies it may not have otherwise written, misprice policies, assume greater risks, or overpay customer claims, among other potential negative impacts on its business and operations. AFG’s existing competitors, new entrants, technology companies or other third parties may leverage AI to the benefit of their business or operations or may incorporate AI into their products and services more quickly or successfully than AFG, which could make AFG less competitive and negatively impact its results of operations. In addition, if the content, analyses, output or recommendations produced by or with the assistance of AI are unintentionally, or are alleged to be, deficient, inaccurate or misleading, AFG’s business, financial condition and results of operation may be adversely impacted.

Competition is based on many factors, including service to policyholders and agents, product design, reputation for claims handling, price, commissions, ratings and financial strength. The property and casualty market has experienced periods characterized by increased competition, resulting in less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively lower levels of competition, more selective underwriting standards and relatively high premium rates. During periods in which price competition is high or industry underwriting standards have loosened or degraded, AFG may lose business to competitors offering competitive insurance products at lower prices or more favorable terms. Some of AFG’s competitors have more capital and greater resources than AFG and may offer a broader range of products, lower prices or better terms than AFG offers. If competition limits AFG’s ability to write new or renewal business at adequate rates, its results of operations will be adversely affected.

AFG’s revenues could be adversely affected if it is not able to attract and retain independent agents.
AFG’s reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG’s competitors also rely significantly on the independent agency market. Some of AFG’s competitors offer a wider variety of products or higher commissions. AFG also faces credit risk with respect to its independent agents, as they may not pay all the premiums owed to AFG and it may be difficult or impossible to recover such amounts. A reduction in the number of independent agencies marketing AFG’s products, the failure of agencies to successfully market AFG’s products, changes in the strategy or operations of agencies (including agency consolidation), the inability of AFG to collect amounts owed by agencies or the choice of agencies to reduce their writings of AFG products could adversely affect AFG’s revenues and profitability.

RISKS RELATING TO ESTIMATES, ASSUMPTIONS AND VALUATIONS
AFG’s property and casualty reserves may be inadequate, which could have a material adverse effect on AFG’s results of operations.
Liabilities for unpaid losses and loss adjustment expenses (“LAE”) do not represent an exact calculation of liability but instead represent management estimates of what the ultimate settlement and administration of claims will cost, supported by actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid losses and LAE reserves involves a high degree of judgment and is subject to numerous internal and external factors. Variability is introduced by changes in claims handling procedures, the impact of general and wage inflation on loss cost trends, increasing litigation and erosion of causation and coverage defenses for insurance claims, legislative actions, evolving mass tort issues and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for unpaid losses and LAE is difficult to estimate. Unpaid losses and LAE reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of an occurrence date for a claim and lags in the time between damage, loss or injury and when a claim is actually reported to the insurer. In addition, the historic development of AFG’s liability for unpaid losses and LAE may not necessarily reflect future trends in the development of these amounts. To the extent that reserves are inadequate and are strengthened, AFG’s profitability would be adversely affected because the amount of any such increase would be treated as a charge to earnings in the period in which the deficiency is recognized.

AFG uses analytical models to assist in its underwriting, reserving and reinsurance purchasing decision-making, and actual results may differ materially from the model outputs and related analyses.
AFG uses various modeling techniques and data analytics to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. AFG uses the modeled outputs and related analyses to assist in decision-making in areas such as underwriting, claims, reserving, reinsurance and catastrophe risk. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Consequently, actual results may differ materially from AFG’s modeled results. AFG may also utilize AI to assist with modeled outputs and related analyses, the results of which may be unintentionally deficient, inaccurate or misleading. If, based upon these models or other factors, AFG underestimates the frequency and/or severity of loss events or overestimates the risks it is exposed to, new business growth and retention of AFG’s existing business may be adversely affected which could have an adverse effect on AFG’s results of operations and financial condition.

Exposure to mass tort claims could materially adversely affect AFG’s results of operations and financial condition.
AFG has current exposures and may in the future have additional exposures arising from its insurance operations and former railroad and manufacturing operations, including those relating to asbestos and environmental matters (“A&E”), as well as other potentially harmful products or substances, such as per- and polyfluoroalkyl substances (“PFAS”), talc and opioids, or cumulative trauma (e.g. concussion/abuse). Establishing A&E liabilities is subject to uncertainties that are significantly greater than those presented by other types of liabilities. Uncertainties include the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays, the risks inherent in complex litigation and difficulty in properly allocating liability for the asbestos or environmental damage. As a result, A&E liabilities are subject to revision as new information becomes available and as claims are made and develop. Claimants continue to assert new and novel theories of recovery and expand the right to sue, judicial interpretations continue to evolve, and from time to time, there is proposed state and federal legislation regarding mass tort claim liability, which would also affect AFG’s exposure. In addition, third party funding of litigation has continued to grow, which may increase the number of claims and result in higher jury awards. If AFG has not established adequate reserves to cover future claims, AFG’s results of operations and financial condition could be materially adversely affected.

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
General economic, financial market and political conditions and conditions in the markets in which AFG operates could have a material adverse effect on its results of operations and financial condition. Limited availability of credit, deteriorations of the domestic or global equity, debt, mortgage and real estate markets; declines in consumer confidence and consumer spending; increases in prices or in the rate of inflation; periods of high unemployment; persistently low or rapidly increasing interest rates; disruptive geopolitical events and other events outside of AFG’s control, such as a major epidemic or another pandemic (including a renewed surge of COVID-19 or any variants of the virus), could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the value of AFG’s investment portfolio and the market for its stock.

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
AFG’s future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of the investment portfolio, the ability to write new business successfully and the ability to establish premium rates and loss reserves at levels sufficient to cover losses. Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. While AFG can borrow up to $450 million under its revolving credit facility (“2023 Credit Facility”), AFG’s access to funds through the 2023 Credit Facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under the 2023 Credit Facility (or its prior bank credit line) or any other parent company short-term borrowing arrangements during 2023. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.

RISKS RELATED TO TECHNOLOGY, DATA SECURITY AND PRIVACY
AFG may experience difficulties with technology or data security, which could have an adverse effect on its business or reputation.
AFG uses computer systems and services, which may include or utilize AI applications, to store, retrieve, evaluate and utilize company and customer data and information. Systems failures or outages could compromise AFG’s ability to perform business functions in a timely manner, which could harm its ability to conduct business and hurt its relationships with business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a malicious software attack, a terrorist attack or war, AFG’s systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if AFG’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if AFG’s data or systems are disabled or destroyed.

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
AFG and certain of its third-party vendors collect and store sensitive data in the ordinary course of AFG’s business, including personal identification information of its employees and that of its customers, vendors, investors and other third parties and may include health information. Laws and regulations in this area are evolving at an international, national and state level and are generally becoming more rigorous, including through the adoption of more stringent subject matter-specific laws, such as the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), the New York Department of Financial Services’ Cybersecurity Regulation and Ohio’s insurance data security law, which regulate the collection and use of data and security and data breach obligations. The use of AI by AFG or its business partners may also result in potential breaches of existing or future laws or regulations related to privacy or data security. If any disruption or security breach results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others, it could damage AFG’s reputation, affect its relationships with customers and clients, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

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

In addition to the financial strength ratings of AFG’s principal insurance company subsidiaries, various rating agencies also publish credit ratings for AFG. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner, are part of AFG’s overall financial profile and affect AFG’s ability to access and the associated cost of certain types of capital. A downgrade in AFG’s credit ratings could have a material adverse effect on AFG’s financial condition and results of operations and cash flows in a number of ways, including adversely limiting access to capital markets, potentially increasing the cost of debt or increasing borrowing costs under AFG’s current revolving credit facility.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect AFG’s results of operations.
AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. As of December 31, 2023, AFG has $4.48 billion of recoverables from reinsurers on its balance sheet. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions.

REGULATORY AND LEGAL RISKS
AFG may suffer losses from litigation, including from effects of emerging claim and coverage issues which could materially and adversely affect AFG’s financial condition and business operations.
AFG is involved in routine legal proceedings incidental to its insurance operations and litigation related to asbestos and environmental claims from its historical operations. Litigation by nature is unpredictable, and the outcome of any case is uncertain and could result in liabilities that vary from the amounts AFG has currently recorded. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause AFG’s ultimate liabilities to change from current expectations. In addition, as industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect AFG’s business, including by extending coverage beyond underwriting intent or by increasing the number, size or types of claims as a result of, among other things, plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling and other practices; increased claims due to third party funding of litigation; and social inflation and legal system abuse influencing trends like more frequent claims, judgments that are unfavorable for insurers and an increase in “nuclear verdicts” leading to higher jury awards. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment, including in connection with asbestos and environmental claims. In addition, potential exposure to losses related to PFAS, whether through AFG’s insurance operations or its former railroad and manufacturing operations, are inherently difficult to forecast or estimate, as many factors could influence potential liability for any such losses. These factors may include developments in PFAS-related litigation, including the establishment or expansion of theories of causation and liability; new or enhanced rules, regulations and enforcement actions by the U.S. federal government and its agencies, including the Environmental Protection Agency, as well as state governments and agencies; and medical or research findings pertaining to actual or potential harm or illness to human health resulting from PFAS. AFG’s business, financial condition, results of operations and liquidity could also be adversely affected if judicial or legislative developments cause AFG’s ultimate liabilities to increase from current expectations.

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

While the federal government’s role in regulating insurance companies is currently limited, the Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of Treasury to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. The potential impact on AFG remains unclear, but the implementation of any federal insurance regulations that constrain AFG’s business opportunities or reduce investment flexibility could change the competitive landscape of the financial services sector or the insurance industry, make it more expensive for AFG to conduct its business and otherwise have a material adverse effect on AFG’s financial condition and results of operations.

Environmental, Social, and Governance standards (“ESG”) and sustainability have become major topics that encompass a wide range of issues, including climate change and other environmental risks. For example, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements will require significant effort and resources. AFG is subject to complex and changing laws, regulation and public policy debates relating to climate change which are difficult to predict and quantify and may have an adverse impact on its business. Changes in regulations relating to climate change may result in an increase in the cost of doing business or a decrease in premiums in certain lines of business.

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

Both state and federal regulators in the U.S., as well as regulators in foreign jurisdictions, including the EU (whether under its regulatory framework proposed in April 2021 or otherwise), continue to evaluate and assess potential laws and regulations to limit and restrict companies’ use of AI, and enact new and expanding bases of liability for businesses utilizing AI. Such laws and regulations may limit or prevent AFG’s development and use of AI applications, or may eliminate or restrict the confidentiality of our proprietary technology, which could adversely affect AFG’s business, operations and financial results, including by reducing the utility of AFG’s products, increasing AFG’s costs and exposing AFG to litigation or other liabilities.

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
AFG is a holding company and a legal entity separate and distinct from its insurance company subsidiaries. As a holding company without significant operations of its own, AFG’s principal sources of funds are dividends and other distributions from its insurance company subsidiaries. State insurance laws differ from state to state but may, absent advance regulatory approval, restrict the maximum amount of dividends that may be paid by an insurer to its shareholders in any twelve-month period. AFG’s rights to participate in any distribution of assets of its insurance company subsidiaries are subject to prior claims of policyholders and creditors (except to the extent that its rights, if any, as a creditor are recognized). Consequently, AFG’s ability to pay its debts, expenses and dividends to its shareholders may be limited.

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
Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“AMT”) based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. These provisions became effective January 1, 2023. Any AMT incurred, under this provision, would be treated as a timing difference and generate a deferred tax asset that would be carried forward to offset regular tax liability in the future. Any excise tax incurred on corporate stock repurchases will generally be recognized as part of the cost basis of the stock acquired and not reported as part of income tax expense. As additional guidance is provided, AFG will continue to evaluate the impact that the new law will have on AFG’s financial results. Any changes in federal income tax laws, including changes to the IRA or the Tax Cuts and Jobs Act of 2017, could adversely affect the federal income taxation of AFG’s ongoing operations and have a material adverse impact on its financial condition and results of operations.

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
Carl H. Lindner III and S. Craig Lindner are each Co-Chief Executive Officers and Directors of AFG. Together, Carl H. Lindner III and S. Craig Lindner beneficially own 11.9% of AFG’s outstanding Common Stock as of February 1, 2024. Other members of the Lindner family own, directly or through trusts, a significant number of additional shares of AFG Common Stock. As a result, the Lindner family has the ability to exercise significant influence over AFG’s management and over matters requiring shareholder approval. Such influence could prevent an acquisition of AFG at a price and upon terms that other shareholders may find attractive.

AFG’s business and operations may be negatively impacted by its and its business partners’ failure to recruit and retain key employees
The expertise and experience of AFG’s employees is a critical component of the company’s success. The continuation of such success depends, in large part, on AFG’s ability to attract and retain key individuals. There can be intense competition for qualified candidates in the activities that AFG conducts and in the markets that it serves, both within the insurance industry and from businesses outside the industry. This is particularly acute in certain specialized positions and areas of expertise, such as underwriting, data and analytics and AI-related and technology fields. Competition for employees may increase AFG’s expenses and may result in the company not being able to hire key employees or retain them. If AFG is unable to hire qualified candidates or retain its key personnel, AFG may be unable to execute its business strategies and may suffer material adverse consequences to its business, operations and financial condition.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.
The price of AFG Common Stock, which is listed on the NYSE, constantly changes. AFG’s Common Stock price could materially fluctuate or decrease in response to a number of events or factors discussed in this section in addition to other events or factors including: quarterly variations in AFG’s operating results; operating and stock price performance of comparable companies; and negative publicity relating to AFG or its competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price or volume of AFG Common Stock, regardless of AFG’s actual operating performance.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy
AFG recognizes the importance of assessing, identifying and managing material risks associated with cybersecurity threats as defined by the Securities and Exchange Commission. Like all businesses, AFG is a target for “cyberattacks,” “ransomware,” “phishing,” “hacking” and similar illegal or unauthorized intrusions into computer systems and networks. Such events can result in significant disruptions to information technology systems, the theft of information and financial assets and reputational harm. AFG could also incur significant expenses associated with investigating and remediating any such event.

As discussed below, AFG’s enterprise risk management (“ERM”) process considers cybersecurity threat risks alongside other company risks as part of the overall risk assessment process.

AFG has adopted the National Institute of Standards and Technology (“NIST”) framework which provides a comprehensive method for developing a flexible, repeatable, performance-based and cost-effective approach to identifying and managing cybersecurity risks. The Company uses the framework to assess and improve its security posture.

AFG utilizes a variety of techniques to provide for the availability of critical data and systems, maintain regulatory compliance, manage its material risks from cybersecurity threats and to protect against, detect, and respond to cybersecurity incidents including, but not limited to, the following:
•Conducts regular phishing testing of all employees and all members of the Board of Directors;
•Utilizes full-desk encryption on all Company laptops and desktops;
•Maintains a defense in depth security control strategy that is tested against high risk threats such as ransomware and other trending attack vectors;
•Performs annual security awareness training and other routinely scheduled educational programming for employees;
•Validates compliance with internal data security controls through the use of security monitoring utilities and internal and external audits;
•Performs self-assessments measured against industry-leading cybersecurity frameworks for standards, guidelines and best practices, including the NIST cybersecurity framework;
•Regularly scans external websites and internal applications;

•Engages an external third-party to conduct an annual penetration test consisting of advanced adversarial attacks against company systems and from which findings are investigated, ranked by risk level and tracked through appropriate mediation levels;
•Utilizes user protections including stringent password requirements, two-factor authentication, and timed logoffs;
•Conducts regular network and endpoint monitoring;
•Performs regular tabletop exercises, utilizing a third-party data security firm as a facilitator, to simulate a response to a cybersecurity incident where the Company uses the findings to improve its processes and technologies; and
•Purchases information security risk insurance from a third-party insurer that provides protection against the potential losses arising from a cybersecurity incident.

AFG continues to integrate assessing cybersecurity threat risks associated with its use of third-party service providers, generally at the initial engagement or renewal of the relationship. When conducting these assessments, AFG’s Enterprise Information Security Group (“EISG”) considers the risk profile of the vendor or supplier assesses security controls with the third parties and engages in contractual review to ensure appropriate security controls are in place.

AFG describes whether and how risks from identified cybersecurity threats are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition in its risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference in this Item 1C.

Like others in the insurance industry, AFG experiences cyber-attacks and other attempts to gain unauthorized access to its systems on a regular basis and anticipates continuing to be subject to such attempts. Over the last three years, AFG has not experienced any material adverse events and has not paid any penalties or settlements related to an information security breach.

Governance
AFG’s Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least annually, the full Board of Directors receives and at least quarterly, the Audit Committee receives an overview from the Chief Information Security Officer (“CISO”) or another senior member of the EISG of the Company’s cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, incident response planning and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, materials including a cybersecurity scorecard and other information indicating current and emerging material cybersecurity threat risks and describing the Company’s ability to mitigate those risks are provided. Members of the Board also regularly receive educational materials and engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to AFG’s cybersecurity risk management and strategy programs.

AFG has designed its ERM program to reinforce the way the Company operates its business and reflects its culture, organizational structure and risks. The AFG Enterprise Risk Committee (“ERC”), consisting of AFG’s Chief Administrative Officer and Chief Human Resources Officer, AFG’s Chief Financial Officer, AFG’s General Counsel and Great American Insurance Company’s President, oversees the ERM process including risk identification, risk impact and mitigation strategies. Each member of the ERC directly reports to AFG’s Co-CEOs. On a day-to-day basis, the Company’s ERM process is overseen by an AFG Enterprise Risk Officer, who regularly meets with senior leaders, including the CISO, representing key areas throughout the organization. Cybersecurity risk has been identified as a significant risk monitored under the ERM program. In addition, Ms. Murray, one of AFG’s independent Directors, completed the National Association of Corporate Directors’ Cyber-Risk Oversight Program and received the CERT Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University.

AFG has also adopted a Security Incident Response Plan (“SIRP”) that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. The AFG CISO leads and facilitates the SIRP team, which also includes AFG’s Chief Administrative Officer and Chief Human Resources Officer, AFG’s Chief Financial Officer, AFG’s Chief Information Officer, AFG’s General Counsel and Great American Insurance Group’s President and its General Counsel.

The SIRP provides for the interaction and coordination of executive, strategic and tactical teams, depending on the severity level of the incident, aimed at facilitating coordination across multiple units and departments of the Company. The incident response plan is reviewed, updated and tested at least annually. The SIRP covers the major phases of incident response process, including preparation; detection and analysis; containment and investigation; where required, notification to federal or state regulators; eradication and recovery; and incident closure and post-incident analysis.

AFG’s cybersecurity program is directed by its EISG leadership team that is headed by the AFG CISO and three divisional vice presidents that report to the CISO. This leadership group has collectively over 70 years of cybersecurity work experience, over 90 years of Information Technology (“IT”) experience and over 20 years of IT audit experience. This experience involved various roles related to managing information security; developing cybersecurity strategy; implementing and monitoring effective cybersecurity controls and penetration testing. These individuals hold many industry-standard certifications including but not limited to Certified Information Systems Security Professional, Information Systems Security Management Professional, G2700 certification, GIAC Security Leadership Certification, Certified in Risk and Information Systems Control®, Certified Information Security Manager, ITL certification and others. The CISO also holds a master’s degree in information security. All members of this leadership team are active in their local cybersecurity communities and national conferences. They speak at local universities, local conferences, national conferences, and have conducted training sessions at international conferences like Black Hat, an internationally recognized cybersecurity event series providing the most technical and relevant information security research. Their work has also been used in various best practice case studies by industry leading consulting and research firms.

Item 2. Properties

AFG and its insurance subsidiaries lease the majority of their office and storage facilities in numerous cities throughout the United States and internationally, including the Company’s headquarters in Cincinnati, Ohio. Subsidiaries of AFG own several other buildings in downtown Cincinnati. AFG and its affiliates occupy approximately half of the aggregate 640,000 square feet of commercial and office space in these buildings.

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

AFG’s insurance company subsidiaries and its 100%-owned subsidiary, American Premier Underwriters, Inc. (including its subsidiaries, “American Premier”), are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. None of such litigation or claims is individually material to AFG; however, the ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 4,400 shareholders of record of AFG Common Stock at February 1, 2024.

Issuer Purchases of Equity Securities
AFG repurchased shares of its Common Stock during 2023 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)
First quarter	199,762	$119.01		199,762	7,401,792
Second quarter	374,958	115.17		374,958	7,026,834
Third quarter	755,111	112.28		755,111	6,271,723
Fourth quarter:
October	361,946	110.49		361,946	5,909,777
November	170,100	109.37		170,100	5,739,677
December	10,667	115.25		10,667	5,729,010
Total	1,872,544	$112.98	(a)	1,872,544
(a)AFG declared special dividends totaling $5.50 per share of its Common Stock in 2023. Adjusted for the special dividends, the average price paid per share was $111.56 for 2023. In addition, at December 31, 2023, AFG has a $2 million payable related to the excise tax on share repurchases that was enacted January 1, 2023.
(b)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

AFG acquired 56,629 shares of its Common Stock (at an average of $131.98 per share) in the first nine months of 2023, 7,363 shares (at an average of $112.70 per share) in October 2023 and 68 shares (at $109.84 per share) in November 2023 in connection with its stock incentive plans.

Stock Performance Graph
The following graph compares the performance of AFG Common Stock during the five year period from December 31, 2018 through December 31, 2023 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”) and (ii) the S&P 500 Property & Casualty Insurance Index. The graph assumes that an initial investment of $100 was made on December 31, 2018 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

5-Year Cumulative Total Shareholder Return (a)

$225
$200
$175
$150
$125
$100
2018
2019
2020
2021
2022
2023
AFG
S&P 500 Index
S&P 500 P&C Index

	As of December 31,
	2018	2019	2020	2021	2022	2023
AFG	$100	$127	$107	$207	$230	$213
S&P 500 Index	100	131	156	200	164	207
S&P 500 P&C Index (b)	100	126	134	157	187	207
(a)Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.
(b)The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2023 (weighted by market capitalization): The Allstate Corporation, Arch Capital Group Ltd., Chubb Limited, Cincinnati Financial Corporation, The Hartford Financial Services Group, Inc., Loews Corporation, The Progressive Corporation, The Travelers Companies, Inc. and W.R. Berkley Corporation.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Objective	31	Results of Operations — Fourth Quarter	52
Overview	31	Segmented Statement of Earnings	52
Critical Accounting Policies	32	Property and Casualty Insurance	53
Liquidity and Capital Resources	32	Holding Company, Other and Unallocated	61
Ratios	32
Condensed Consolidated Cash Flows	33	Results of Operations — Full Year	64
Parent and Subsidiary Liquidity	34	Segmented Statement of Earnings	64
Condensed Parent Only Cash Flows	35	Property and Casualty Insurance	66
Off-Balance Sheet Arrangements	36	Holding Company, Other and Unallocated	77
Investments	36	Real Estate Entities Acquired from the Annuity Operations
Uncertainties	39		80
Managed Investment Entities	45	Discontinued Annuity Operations	81
Results of Operations	49	Recent Accounting Standards	81
General	49

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

AFG reported net earnings of $263 million ($3.13 per share, diluted) for the fourth quarter of 2023 compared to $276 million ($3.24 per share, diluted) in the fourth quarter of 2022. The year-over-year decrease was due primarily to lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs).

Full year 2023 net earnings were $852 million ($10.05 per share, diluted) compared to $898 million ($10.53 per share, diluted) in 2022. The year-over-year decrease was due primarily to lower returns on AFG’s alternative investment portfolio when compared to the strong performance of this portfolio in the prior year period and lower property and casualty underwriting profit. These items were partially offset by the impact of higher yields on fixed maturity investments, higher balances of invested assets and lower net realized losses on securities.

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

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Economic inflation, social inflation, supply chain disruption, labor shortages, banking system instability and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment and the conflicts in Ukraine and Israel. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

Management expects continued premium growth and strong underwriting results in the ongoing favorable property and casualty insurance market. In addition, the deployment of cash during the elevated interest rate environment (since early 2022) will continue to have a positive impact on investment income on fixed maturity investments in 2024.

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

	December 31,
	2023	2022
Principal amount of long-term debt	$1,498	$1,521
Total capital	6,060	6,099
Ratio of debt to total capital:
Including subordinated debt	24.7%	24.9%
Excluding subordinated debt	13.6%	13.9%

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

The NAIC’s model law for risk-based capital (“RBC”) applies to property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2023, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$1,970	$1,153	$1,714
Net cash provided by (used in) investing activities	414	(1,051)	(436)
Net cash used in financing activities	(2,031)	(1,361)	(1,957)
Net change in cash and cash equivalents	$353	$(1,259)	$(679)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. AFG’s discontinued annuity operations, which were sold in May 2021, typically produced positive net operating cash flows as investment income exceeded acquisition costs and operating expenses. Interest credited on annuity policyholder funds is a non-cash increase in AFG’s annuity benefits accumulated liability and annuity premiums, benefits and withdrawals are considered financing activities due to the deposit-type nature of annuities. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $305 million in 2023 and reduced cash flows from operating activities by $183 million in 2022 and $144 million in 2021, resulting in a $488 million increase in cash flows from operating activities in 2023 compared to 2022 and a $39 million decrease in cash flows from operating activities in 2022 compared to 2021. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.67 billion, $1.34 billion and $1.86 billion in 2023, 2022 and 2021, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses and, prior to the May 2021 sale, its discontinued annuity operations. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $762 million source of cash in 2023 compared to a $180 million use of cash in 2022, resulting in a $942 million increase in net cash provided by investing activities in 2023 compared to 2022. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements. Investing activities for 2023 include the July 2023 acquisition of Crop Risk Services (“CRS”) for $234 million in cash. Excluding the acquisition of CRS and the activity of the managed investment entities, investing activities were a $114 million use of cash in 2023 compared to $871 million in 2022, reflecting the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in 2022.

Net cash used in investing activities was $1.05 billion in 2022 compared to $436 million in 2021, an increase of $615 million. Cash proceeds from the sale of the annuity operations in excess of cash and cash equivalents held in the annuity subsidiaries that were sold was a $1.51 billion source of cash provided by investing activities in 2021. Investing activities for 2021 also include the December 2021 acquisition of Verikai for $120 million in cash. Net investment activity in the managed investment entities was a $180 million use of cash in 2022 compared to $43 million in 2021, resulting in a $137 million increase in net cash used in investing activities in 2022 compared to 2021. Excluding the impact of the May 2021 sale of the annuity business ($1.51 billion source of cash), the acquisition of Verikai and the activity of the managed investment entities, net cash used in investing activities was $871 million in 2022 compared to $1.78 billion in 2021, a decrease of $912 million as the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in 2022 was more than offset by the absence of investing activities from the disposed annuity operations.

Net Cash Used In Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock, dividend payments and, prior to the sale of the annuity business, transactions with annuity policyholders. Net cash used in financing activities was $2.03 billion in 2023 compared to $1.36 billion in 2022, an increase of $670 million. AFG paid cash dividends totaling $684 million in 2023 compared to $1.21 billion in 2022, resulting in a $529 million decrease in net cash used in financing activities in 2023 compared to 2022. Debt retirements were a $21 million use of cash in 2023 compared to $477 million in 2022, a decrease of $456 million. In 2023, AFG repurchased $213 million of its Common Stock compared to $11 million in 2022, resulting in a $202 million increase in net cash used in financing activities in 2023 compared to 2022. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $1.13 billion in 2023 compared to issuances exceeding retirements by $324 million in 2022, resulting in a $1.45 billion increase in net cash used in financing activities in 2023 compared to 2022. See Note A — “Accounting Policies — Managed Investment Entities” and Note H — “Managed Investment Entities” to the financial statements.

Net cash used in financing activities was $1.36 billion in 2022 compared to $1.96 billion in 2021, a decrease in net cash used in financing activities of $596 million. Debt retirements were a $477 million use of cash in 2022 compared to no debt retirements in 2021. In 2022, AFG repurchased $11 million of its Common Stock compared to $319 million in 2021, resulting in a $308 million decrease in net cash used in financing activities in 2022 compared to 2021. AFG paid cash dividends totaling $1.21 billion in 2022 compared to $2.37 billion in 2021, resulting in a net $1.16 billion decrease in net cash used in financing activities in 2022 compared to 2021. Net annuity receipts exceeded annuity surrenders, benefits, withdrawals and transfers by $477 million in 2021 through the May 31, 2021 effective date of the sale, resulting in a $477 million decrease in net cash used in financing activities in 2022 compared to 2021. Issuances of managed investment entity liabilities exceeded retirements by $324 million in 2022 compared to $193 million in 2021, resulting in a $131 million increase in net cash provided by financing activities in 2022 compared to 2021.

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

AFG’s capital and liquidity was significantly enhanced as a result of the 2021 sale of its annuity business to MassMutual for proceeds of $3.57 billion. By the end of the second quarter of 2022, AFG had deployed the proceeds from this sale primarily through special cash dividends, share repurchases, debt retirements and the purchase of Verikai. AFG’s ongoing operations continue to generate significant excess capital for future returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for profitable organic growth, and opportunities to expand through acquisitions of established businesses or start-ups that meet target return thresholds.

During 2023, AFG repurchased 1,872,544 shares of its Common Stock for $213 million and paid special cash dividends totaling $466 million ($4.00 per share in February and $1.50 per share in November). In addition, on February 6, 2024, AFG declared a special cash dividend of $2.50 per share (aggregate of approximately $210 million) payable on February 28, 2024.

AFG may, at any time and from time to time, seek to retire or purchase its outstanding debt through cash purchases or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as management may determine, and will depend on prevailing market conditions, AFG’s liquidity requirements, contractual restrictions and other factors. During 2023, AFG repurchased $23 million principal amount of its senior notes for $21 million cash.

During 2022, AFG repurchased 89,368 shares of its Common Stock for $11 million and paid special cash dividends totaling $1.02 billion ($2.00 per share in March, $8.00 per share in May and $2.00 per share in November). In 2022, AFG repurchased $472 million principal amount of its senior notes for $477 million cash.

During 2021, AFG repurchased 2,777,684 shares of its Common Stock for $319 million and paid special cash dividends totaling $2.21 billion ($14.00 per share in June, $2.00 per share in August, $4.00 per share in October, $4.00 per share in November and $2.00 per share in December).

In December 2021, AFG acquired Verikai, Inc., a machine learning and artificial intelligence company that utilizes a predictive risk tool to assess insurance risk, for $120 million using cash on hand at the parent.

All debentures and notes issued by AFG are rated investment grade by two nationally recognized rating agencies. AFG maintains a shelf registration statement under which it can offer additional equity or debt securities. The shelf registration provides AFG with flexibility to access the capital markets from time to time as market and other conditions permit.

At December 31, 2023, AFG (parent) held approximately $485 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. In June 2023, AFG replaced its existing credit facility with a new five-year, $450 million revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facilities, or under any other parent company short-term borrowing arrangements, during 2023 or 2022.

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

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2023, AFG’s insurance companies owned publicly traded equity securities with a fair value of $1.02 billion. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

Property and casualty reserves for unpaid losses and loss adjustment expenses were $13.09 billion at December 31, 2023 and include case reserves and claims incurred but not reported (“IBNR”). The ultimate amount to be paid to settle reserves is an estimate, subject to significant uncertainty. Actual payments to settle claims cannot be determined until a settlement is reached with the claimant. Final claim settlements may vary significantly from estimated amounts. See “Uncertainties — Property and Casualty Insurance Reserves” below. The timing of future payments for the next twelve months and beyond could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

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

Condensed Parent Only Cash Flows
AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$719	$327	$833
Net cash provided by investing activities	225	992	2,167
Net cash used in financing activities	(901)	(1,683)	(2,626)
Net change in cash and cash equivalents	$43	$(364)	$374

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $719 million in 2023 compared to $327 million in 2022 and $833 million in 2021. The $392 million increase in net cash provided by operating activities in 2023 as compared to 2022 and the $506 million decrease in net cash provided by operating activities in 2022 as compared to 2021 were due primarily to higher cash dividends received from subsidiaries in 2023 and 2021.

Parent Net Cash Provided by Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and parent company investment activity. Parent holding company net cash provided by investing activities was $225 million in 2023, $992 million in 2022 and $2.17 billion in 2021. The $225 million in net cash provided by investing activities in 2023 is lower than the $992 million in net cash provided by investing activities in 2022 due to the increase in capital contributions to subsidiaries to fund the purchase of CRS in July 2023 and lower balances of invested assets. The $992 million in net cash provided by investing activities in 2022 is substantially lower than the $2.17 billion in net cash provided by investing activities in 2021 due to proceeds of $3.57 billion related to the May 2021 sale of the annuity business partially offset by net purchases of fixed maturity investments of $1.19 billion in 2021 and the $120 million purchase of Verikai in December 2021.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of the issuance and retirement of long-term debt, repurchases of AFG Common Stock, dividends to shareholders, and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $901 million in 2023 compared to $1.68 billion in 2022 and $2.63 billion in 2021. The $782 million decrease in net cash used in financing activities in 2023 as compared to 2022 reflects lower dividends paid to shareholders (due primarily to special dividends of $5.50 per share in 2023 compared to special dividends of $12.00 per share in 2022) and lower net retirements of long-term debt in 2023 compared to 2022. The $943 million decrease in net cash used in financing activities in 2022 as compared to 2021 reflects lower dividends paid to shareholders (due primarily to special dividends of $12.00 per share in 2022 compared to special dividends of $26.00 per share in 2021), partially offset by the impact of net retirements of long-term debt in 2022.

Off-Balance Sheet Arrangements
See Note P — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments
AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2023, contained $10.38 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $57 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $571 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $447 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Unrealized gains and losses on AFG’s fixed maturity securities are included in shareholders’ equity after adjustments for deferred income taxes.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2023, the average life of AFG’s fixed maturities was about 4.3 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at December 31, 2023 and 5% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at December 31, 2023 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,434
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(313)

Approximately 94% of the fixed maturities held by AFG at December 31, 2023, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 3% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

Municipal bonds represented approximately 9% of AFG’s fixed maturity portfolio at December 31, 2023. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At December 31, 2023, approximately 94% of the municipal bond portfolio was held in revenue bonds, with the remaining 6% held in general obligation bonds.

AFG has less than $100 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $600 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2023, is shown in the following table (dollars in millions). Approximately $252 million of available for sale fixed maturity securities had no unrealized gains or losses at December 31, 2023.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$3,698	$6,427
Amortized cost of securities, net of allowance for expected credit losses	$3,591	$6,897
Gross unrealized gain (loss)	$107	$(470)
Fair value as % of amortized cost	103%	93%
Number of security positions	704	1,433
Number individually exceeding $2 million gain or loss	2	49
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$26	$(156)
Banking	12	(23)
Other asset-backed securities	10	(120)
Collateralized loan obligations	9	(28)
States and municipalities	8	(38)
Asset managers	4	(28)
Percentage rated investment grade	96%	95%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2023, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	6%
After one year through five years	22%	27%
After five years through ten years	21%	6%
After ten years	4%	2%
	50%	41%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	37%	41%
Mortgage-backed securities (average life of approximately 6.5 years)	13%	18%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2023
Securities with unrealized gains:
Exceeding $500,000 (43 securities)	$567	$35	107%
$500,000 or less (661 securities)	3,131	72	102%
	$3,698	$107	103%
Securities with unrealized losses:
Exceeding $500,000 (239 securities)	$2,755	$(343)	89%
$500,000 or less (1,194 securities)	3,672	(127)	97%
	$6,427	$(470)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2023
Investment grade fixed maturities with losses for:
Less than one year (80 securities)	$390	$(4)	99%
One year or longer (1,132 securities)	5,695	(437)	93%
	$6,085	$(441)	93%
Non-investment grade fixed maturities with losses for:
Less than one year (39 securities)	$38	$(3)	93%
One year or longer (182 securities)	304	(26)	92%
	$342	$(29)	92%

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2023. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2023 and gross written premiums for the year ended December 31, 2023.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$1,008	$3,043	$754	$4,805	$1,704
Workers’ compensation	960	1,170	361	2,491	1,373
Other liability — claims made	303	625	432	1,360	783
Commercial auto/truck liability/medical	441	519	140	1,100	675
Special property (fire, allied lines, inland marine, earthquake)	743	222	31	996	2,477
Products liability — occurrence	106	261	172	539	224
Commercial multi-peril	186	158	89	433	461
Other lines	292	486	128	906	1,627
Total Statutory	4,039	6,484	2,107	12,630	9,324
Adjustments for GAAP:
Foreign operations	230	175	44	449	346
Deferred gains on retroactive reinsurance	—	13	—	13	—
Loss reserve discounting	(5)	—	—	(5)	—
Other	—	—	—	—	(14)
Total Adjustments for GAAP	225	188	44	457	332
Total GAAP Reserves and Premiums	$4,264	$6,672	$2,151	$13,087	$9,656

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

An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. However, future results could vary due to an unexpected change in the underlying cost trends. This unexpected change could arise from a variety of sources including a general increase in economic inflation, social inflation, new medical technologies, or other factors such as those listed below in connection with AFG’s largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables, and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. Each additional 1% change in the cost trend would increase the effect on net earnings by an amount slightly (about 5%) greater than the effect of the previous 1%. For example, if a 1% change in cost trends in a line of business would change net earnings by $20 million, a 2% change would change net earnings by approximately $41 million.

The estimated cumulative adverse impact that a 1% change in cost trends in AFG’s more significant long-tail lines of property and casualty business (exceeding 5% of total reserves) would have on net earnings is shown below (in millions).

Line of business	Effect of 1% Change in Cost Trends
Other liability — occurrence	$70
Workers’ compensation	66
Other liability — claims made	25
Commercial auto/truck liability/medical	17

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2023, reserves (net of reinsurance) were to develop at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2023	Effect on Net Earnings (a)(b)
Other liability — occurrence	4.7%	$2,149	$102
Workers’ compensation	(5.9%)	2,127	(126)
Other liability — claims made	(3.1%)	958	(30)
Commercial auto/truck liability/medical	1.0%	795	8
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

Other Liability — Occurrence

This long-tail line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability — occurrence include:
•Litigious climate
•Unpredictability of judicial decisions regarding coverage issues
•Magnitude of jury awards
•Outside counsel costs
•Timing of claims reporting

AFG recorded adverse prior year reserve development of $96 million in 2023, $109 million in 2022 and $39 million in 2021 related to its other liability — occurrence coverage due primarily to continued claim severity increases in excess and umbrella liability coverages.

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

Approximately 26% and 25% of AFG’s workers’ compensation reserves at December 31, 2023 relate to policies written in Florida and California, respectively.

AFG recorded favorable prior year reserve development of $116 million in 2023, $189 million in 2022 and $169 million in 2021, related to its workers’ compensation coverage due to lower than anticipated medical severity.

Other Liability — Claims Made

This long-tail line of business consists mostly of directors’ and officers’ liability (“D&O”). Some of the important variables affecting estimation of loss reserves for other liability — claims made include:
•Litigious climate
•Economic conditions
•Variability of stock prices
•Magnitude of jury awards
The general state of the economy and the variability of the stock price of the insured can affect the frequency and severity of shareholder class action suits and other situations that trigger coverage under D&O policies. For example, from 2008 to 2010, economic conditions led to higher frequency of claims, particularly in the D&O policies for small account and not-for-profit organizations. After peaking in 2010, claim frequency decreased and stabilized to near pre-2008 levels until dropping sharply during the pandemic-related shutdowns. Post-pandemic, frequency has increased slightly but has not rebounded to pre-pandemic levels.

AFG recorded favorable prior year reserve development of $33 million in 2023, $24 million in 2022 and $2 million in 2021 on its D&O business as claim frequency and severity were less than expected across several prior accident years.

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

AFG recorded adverse prior year reserve development of $29 million in 2023, $32 million in 2022 and $7 million in 2021 for this line of business due to higher than anticipated severity.

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

	2023	2022	2021
Before reinsurance (gross)	92.8%	90.9%	87.4%
Effect of reinsurance	(2.4%)	(3.6%)	(0.9%)
Actual (net of reinsurance)	90.4%	87.3%	86.5%

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2023	2022
Asbestos	$202	$220
Environmental	168	165
A&E reserves, net of reinsurance recoverable	370	385
Reinsurance recoverable, net of allowance	128	140
Gross A&E reserves	$498	$525

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

Approximately 47% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product-oriented claims with only a limited amount of non-products exposures and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures from 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the difficulty in predicting the number of future claims, the impact of bankruptcy filings and unresolved issues such as whether coverage exists, whether policies are subject to aggregate limits on coverage, how claims are to be allocated among triggered policies and implicated years and whether claimants who exhibit no signs of illness will be successful in pursuing their claims. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net earnings by approximately $30 million.

AFG tracks its A&E claims by policyholder. The following table shows, by type of claim, the number of policyholders that did not receive any payments in the calendar year separate from policyholders that did receive a payment. Policyholder counts represent policies written by AFG subsidiaries and do not include assumed reinsurance.

	2023	2022	2021
Number of policyholders with no indemnity payments:
Asbestos	107	103	100
Environmental	137	129	131
	244	232	231
Number of policyholders with indemnity payments:
Asbestos	47	45	45
Environmental	23	25	20
	70	70	65
Total	314	302	296

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including LAE, were as follows (in millions):

	2023	2022	2021
Asbestos	$13	$12	$8
Environmental	2	11	6
Total	$15	$23	$14

The survival ratio is a measure often used by industry analysts to compare A&E reserves’ strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2023, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2022, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2023)	18.7	24.9	21.1
Industry (12/31/2022)	8.4	5.6	7.5

During the third quarter of 2023, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment. In addition to its ongoing internal monitoring of asbestos and environmental exposures, AFG has historically conducted periodic comprehensive external studies of its asbestos and environmental reserves with the aid of specialty actuarial, engineering and consulting firms and outside counsel, with an in-depth internal review during all other years.

During the 2023 internal review, no new trends were identified and recent claims activity was generally consistent with AFG’s expectations resulting from its in-depth internal reviews in 2022 and 2021 and most recent external study in 2020. As a result, the 2023 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves.

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

Contingencies related to Subsidiaries’ Former Operations   The A&E reviews and external study discussed above also encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by American Premier’s predecessor and certain manufacturing operations disposed of by American Premier and its subsidiaries and by Great American Financial Resources, Inc. AFG recorded a $15 million pretax non-core special charge to increase liabilities for those operations as a result of the 2023 internal review. Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $101 million at December 31, 2023. For a discussion of the uncertainties in determining the ultimate liability, see Note N — “Contingencies” to the financial statements.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2023
Assets:
Cash and investments	$15,438	$—	$(175)	(*)	$15,263
Assets of managed investment entities	—	4,484	—		4,484
Other assets	10,042	—	(2)	(*)	10,040
Total assets	$25,480	$4,484	$(177)		$29,787
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,538	$—	$—		$16,538
Liabilities of managed investment entities	—	4,446	(139)	(*)	4,307
Long-term debt and other liabilities	4,684	—	—		4,684
Total liabilities	21,222	4,446	(139)		25,529

Shareholders’ equity:
Common Stock and Capital surplus	1,456	38	(38)		1,456
Retained earnings	3,121	—	—		3,121
Accumulated other comprehensive income (loss), net of tax	(319)	—	—		(319)
Total shareholders’ equity	4,258	38	(38)		4,258
Total liabilities and shareholders’ equity	$25,480	$4,484	$(177)		$29,787

December 31, 2022
Assets:
Cash and investments	$14,627	$—	$(115)	(*)	$14,512
Assets of managed investment entities	—	5,447	—		5,447
Other assets	8,872	—	—	(*)	8,872
Total assets	$23,499	$5,447	$(115)		$28,831
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$15,220	$—	$—		$15,220
Liabilities of managed investment entities	—	5,444	(112)	(*)	5,332
Long-term debt and other liabilities	4,227	—	—		4,227
Total liabilities	19,447	5,444	(112)		24,779

Shareholders’ equity:
Common Stock and Capital surplus	1,453	3	(3)		1,453
Retained earnings	3,142	—	—		3,142
Accumulated other comprehensive income (loss), net of tax	(543)	—	—		(543)
Total shareholders’ equity	4,052	3	(3)		4,052
Total liabilities and shareholders’ equity	$23,499	$5,447	$(115)		$28,831
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,732	$—	$—		$1,732
Net investment income	168	—	(9)	(b)	159
Realized gains (losses) on securities	31	—	—		31
Income of managed investment entities:
Investment income	—	100	—		100
Gain (loss) on change in fair value of assets/liabilities	—	17	(2)	(b)	15
Other income	50	—	(4)	(c)	46
Total revenues	1,981	117	(15)		2,083
Costs and Expenses:
Insurance benefits and expenses	1,549	—	—		1,549
Expenses of managed investment entities	—	117	(15)	(b)(c)	102
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,646	117	(15)		1,748
Earnings before income taxes	335	—	—		335
Provision for income taxes	72	—	—		72
Net earnings	$263	$—	$—		$263

Three months ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,623	$—	$—		$1,623
Net investment income	168	—	—	(b)	168
Realized gains (losses) on securities	27	—	—		27
Income of managed investment entities:
Investment income	—	93	—		93
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(5)	(b)	(6)
Other income	29	—	(5)	(c)	24
Total revenues	1,847	92	(10)		1,929
Costs and Expenses:
Insurance benefits and expenses	1,413	—	—		1,413
Expenses of managed investment entities	—	92	(10)	(b)(c)	82
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,501	92	(10)		1,583
Earnings before income taxes	346	—	—		346
Provision for income taxes	70	—	—		70
Net earnings	$276	$—	$—		$276
(a)Includes income of $9 million in the fourth quarter of 2023 and less than $1 million in the fourth quarter of 2022, representing the change in fair value of AFG’s CLO investments and $4 million and $5 million of income in the fourth quarter of 2023 and 2022, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $11 million and $5 million in the fourth quarter of 2023 and 2022, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$6,531	$—	$—		$6,531
Net investment income	769	—	(27)	(b)	742
Realized gains (losses) on:
Securities	(36)	—	—		(36)
Subsidiaries	(4)	—	—		(4)
Income of managed investment entities:
Investment income	—	421	—		421
Gain (loss) on change in fair value of assets/liabilities	—	29	(2)	(b)	27
Other income	162	—	(16)	(c)	146
Total revenues	7,422	450	(45)		7,827
Costs and Expenses:
Insurance benefits and expenses	5,968	—	—		5,968
Expenses of managed investment entities	—	450	(45)	(b)(c)	405
Interest charges on borrowed money and other expenses	381	—	—		381
Total costs and expenses	6,349	450	(45)		6,754
Earnings before income taxes	1,073	—	—		1,073
Provision for income taxes	221	—	—		221
Net earnings	$852	$—	$—		$852

Year ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$6,085	$—	$—		$6,085
Net investment income	707	—	10	(b)	717
Realized gains (losses) on securities	(116)	—	—		(116)
Income of managed investment entities:
Investment income	—	268	—		268
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(29)	(b)	(31)
Other income	134	—	(17)	(c)	117
Total revenues	6,810	266	(36)		7,040
Costs and Expenses:
Insurance benefits and expenses	5,347	—	—		5,347
Expenses of managed investment entities	—	265	(35)	(b)(c)	230
Interest charges on borrowed money and other expenses	340	—	—		340
Total costs and expenses	5,687	265	(35)		5,917
Earnings before income taxes	1,123	1	(1)		1,123
Provision for income taxes	225	—	—		225
Net earnings	$898	$1	$(1)		$898
(a)Includes income of $27 million in 2023 and a loss of $10 million in 2022, representing the change in fair value of AFG’s CLO investments and $16 million and $17 million of income in 2023 and 2022, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $29 million and $18 million in 2023 and 2022, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$5,404	$—	$—		$5,404
Net investment income	750	—	(20)	(b)	730
Realized gains (losses) on:
Securities	110	—	—		110
Subsidiaries	4	—	—		4
Income of managed investment entities:
Investment income	—	181	—		181
Gain (loss) on change in fair value of assets/liabilities	—	3	7	(b)	10
Other income	129	—	(16)	(c)	113
Total revenues	6,397	184	(29)		6,552
Costs and Expenses:
Insurance benefits and expenses	4,704	—	—		4,704
Expenses of managed investment entities	—	183	(28)	(b)(c)	155
Interest charges on borrowed money and other expenses	358	—	—		358
Total costs and expenses	5,062	183	(28)		5,217
Earnings from continuing operations before income taxes	1,335	1	(1)		1,335
Provision for income taxes	254	—	—		254
Net earnings from continuing operations	1,081	1	(1)		1,081
Net earnings from discontinued operations	914	—	—		914
Net earnings	$1,995	$1	$(1)		$1,995
(a)Includes income of $20 million representing the change in fair value of AFG’s CLO investments and $16 million of income in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $12 million in distributions recorded as interest expense by the CLOs.
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

In May 2021, AFG sold its Annuity business to MassMutual. Through the effective date of the sale, the results of its annuity segment and run-off life and long-term care operations are reported as discontinued operations.

AFG recorded $914 million in non-core net earnings from the discontinued annuity operations in 2021, which includes a $656 million after-tax gain on the sale. See “Discontinued Annuity Operations” below for details of the impact of the discontinued annuity operations on AFG’s net earnings for 2021.

In December 2020, AFG sold GAI Holding Bermuda and its subsidiaries, the legal entities that owned AFG’s Lloyd’s Managing Agency, Neon Underwriting Ltd., thereby exiting the Lloyd’s of London Insurance market. In 2021, AFG recognized a non-core after-tax gain of $3 million related to contingent consideration received from the sale of Neon.

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

	Three months ended December 31,		Year ended December 31,
	2023	2022	2023	2022	2021
Components of net earnings:
Core operating earnings before income taxes	$304	$318	$1,127	$1,248	$1,232
Pretax non-core items:
Realized gains (losses) on securities	31	27	(36)	(116)	110
Realized gain (loss) on subsidiaries	—	—	(4)	—	4
Special A&E charges	—	—	(15)	—	—
Gain (loss) on retirement of debt	—	1	1	(9)	—
Other	—	—	—	—	(11)
Earnings from continuing operations before income taxes	335	346	1,073	1,123	1,335
Provision for income taxes:
Core operating earnings	66	63	232	255	239
Non-core items:
Realized gains (losses) on securities	6	6	(8)	(24)	23
Realized gain (loss) on subsidiaries	—	—	—	—	1
Special A&E charges	—	—	(3)	—	—
Gain (loss) on retirement of debt	—	1	—	(2)	—
Other	—	—	—	(4)	(9)
Total provision for income taxes	72	70	221	225	254
Net earnings from continuing operations	263	276	852	898	1,081
Net earnings from discontinued operations	—	—	—	—	914
Net earnings	$263	$276	$852	$898	$1,995

Net earnings:
Core net operating earnings	$238	$255	$895	$993	$993
Realized gains (losses) on securities	25	21	(28)	(92)	87
Realized gain (loss) on subsidiaries	—	—	(4)	—	3
Special A&E charges	—	—	(12)	—	—
Gain (loss) on retirement of debt	—	—	1	(7)	—
Other	—	—	—	4	(2)
Net earnings from continuing operations	263	276	852	898	1,081
Discontinued annuity operations	—	—	—	—	914
Net earnings	$263	$276	$852	$898	$1,995

Diluted per share amounts:
Core net operating earnings	$2.84	$2.99	$10.56	$11.63	$11.59
Realized gains (losses) on securities	0.29	0.25	(0.33)	(1.06)	1.01
Realized gain (loss) on subsidiaries	—	—	(0.04)	—	0.04
Special A&E charges	—	—	(0.15)	—	—
Gain (loss) on retirement of debt	—	—	0.01	(0.09)	—
Other	—	—	—	0.05	(0.02)
Diluted per share amounts, continuing operations	3.13	3.24	10.05	10.53	12.62
Discontinued annuity operations	—	—	—	—	10.68
Net earnings	$3.13	$3.24	$10.05	$10.53	$23.30

Net earnings were $263 million in the fourth quarter of 2023 compared to $276 million in the fourth quarter of 2022 reflecting lower core net operating earnings partially offset by higher net realized gains on securities in the fourth quarter of 2023 compared to the fourth quarter of 2022. Core net operating earnings for the fourth quarter of 2023 decreased $17 million compared to the fourth quarter of 2022 due primarily to lower returns on AFG’s alternative investment portfolio in the fourth quarter of 2023 compared to the fourth quarter of 2022 and lower underwriting profit, partially offset by higher investment income outside of alternative investments. Net realized gains on securities of $25 million and $21 million in the fourth quarter of 2023 and 2022, respectively, resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $852 million for the full-year of 2023 compared to $898 million in 2022 reflecting lower core net operating earnings and a special A&E charge recorded in the third quarter of 2023, partially offset by lower net realized losses on securities in 2023 compared to 2022. Core net operating earnings for 2023 decreased $98 million compared to 2022 reflecting lower returns on AFG’s alternative investment portfolio when compared to the strong performance of this portfolio in 2022 and lower underwriting profit, partially offset by higher investment income outside of alternative investments. Net realized losses on securities of $28 million in 2023 and $92 million in 2022 include $2 million and $75 million, respectively, of after-tax losses from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $898 million for the full-year of 2022 compared to $2.00 billion in 2021 reflecting net earnings from the discontinued annuity operations in 2021 and net realized losses on securities in 2022 compared to net realized gains on securities in 2021. The discontinued annuity operations includes an after-tax gain on the sale of the annuity subsidiaries of $656 million in 2021. Core net operating earnings were comparable in 2022 and 2021 as higher underwriting profit and higher investment income outside of alternative investments were offset by lower returns on AFG’s alternative investment portfolio compared to the very strong performance of this portfolio in 2021. Realized gains (losses) on securities in 2022 and 2021 resulted primarily from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

Segmented Statement of Earnings
Subsequent to the sale of its annuity operations, AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2023 and 2022 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,732	$—	$—	$1,732	$—	$1,732
Net investment income	161	(9)	7	159	—	159
Realized gains (losses) on securities	—	—	—	—	31	31
Income of MIEs:
Investment income	—	100	—	100	—	100
Gain (loss) on change in fair value of assets/liabilities	—	15	—	15	—	15
Other income	3	(4)	47	46	—	46
Total revenues	1,896	102	54	2,052	31	2,083

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,053	—	16	1,069	—	1,069
Commissions and other underwriting expenses	468	—	12	480	—	480
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	102	—	102	—	102
Other expenses	18	—	60	78	—	78
Total costs and expenses	1,539	102	107	1,748	—	1,748
Earnings before income taxes	357	—	(53)	304	31	335
Provision for income taxes	74	—	(8)	66	6	72
Core Net Operating Earnings	283	—	(45)	238
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	25	25	(25)	—
Net Earnings	$283	$—	$(20)	$263	$—	$263

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$1,623	$—	$—	$1,623	$—	$1,623
Net investment income	159	—	9	168	—	168
Realized gains (losses) on securities	—	—	—	—	27	27
Income of MIEs:
Investment income	—	93	—	93	—	93
Gain (loss) on change in fair value of assets/liabilities	—	(6)	—	(6)	—	(6)
Other income	—	(5)	29	24	—	24
Total revenues	1,782	82	38	1,902	27	1,929

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	986	—	—	986	—	986
Commissions and other underwriting expenses	419	—	8	427	—	427
Interest charges on borrowed money	—	—	20	20	—	20
Expenses of MIEs	—	82	—	82	—	82
Other expenses	14	—	55	69	(1)	68
Total costs and expenses	1,419	82	83	1,584	(1)	1,583
Earnings before income taxes	363	—	(45)	318	28	346
Provision for income taxes	73	—	(10)	63	7	70
Core Net Operating Earnings	290	—	(35)	255
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	21	21	(21)	—
Net Earnings	$290	$—	$(14)	$276	$—	$276
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

AFG’s property and casualty insurance operations contributed $357 million in pretax earnings in the fourth quarter of 2023 compared to $363 million in the fourth quarter of 2022, a decrease of $6 million (2%). Lower underwriting profits in the Specialty casualty and Property and transportation sub-segments and lower investment income from alternative investments were partially offset by higher underwriting profit in the Specialty financial sub-segment and higher net investment income outside of alternative investments.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2023 and 2022 (dollars in millions):

	Three months ended December 31,
	2023	2022	% Change
Gross written premiums	$1,992	$1,845	8%
Reinsurance premiums ceded	(547)	(507)	8%
Net written premiums	1,445	1,338	8%
Change in unearned premiums	287	285	1%
Net earned premiums	1,732	1,623	7%
Loss and loss adjustment expenses	1,053	986	7%
Commissions and other underwriting expenses	468	419	12%
Underwriting gain	211	218	(3%)

Net investment income	161	159	1%
Other income and expenses, net	(15)	(14)	7%
Earnings before income taxes	$357	$363	(2%)

	Three months ended December 31,
Combined Ratios:	2023	2022	Change
Specialty lines
Loss and LAE ratio	60.7%	60.8%	(0.1%)
Underwriting expense ratio	27.0%	25.8%	1.2%
Combined ratio	87.7%	86.6%	1.1%

Aggregate — including exited lines
Loss and LAE ratio	60.8%	60.7%	0.1%
Underwriting expense ratio	27.0%	25.8%	1.2%
Combined ratio	87.8%	86.5%	1.3%

Starting in 1986, AFG’s statutory combined ratio has been better than the U.S. industry average for 36 of the 38 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $1.99 billion for the fourth quarter of 2023 compared to $1.85 billion for the fourth quarter of 2022, an increase of $147 million (8%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2023		2022
	GWP	%	GWP	%	% Change
Property and transportation	$623	31%	$601	32%	4%
Specialty casualty	1,069	54%	1,007	55%	6%
Specialty financial	300	15%	237	13%	27%
	$1,992	100%	$1,845	100%	8%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 27% of gross written premiums for both the fourth quarter of 2023 and the fourth quarter of 2022. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2023		2022		Change in % of GWP
	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(197)	32%	$(178)	30%	2%
Specialty casualty	(369)	35%	(352)	35%	—%
Specialty financial	(50)	17%	(38)	16%	1%
Other specialty	69		61
	$(547)	27%	$(507)	27%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.45 billion for the fourth quarter of 2023 compared to $1.34 billion for the fourth quarter of 2022, an increase of $107 million (8%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2023		2022
	NWP	%	NWP	%	% Change
Property and transportation	$426	30%	$423	32%	1%
Specialty casualty	700	48%	655	49%	7%
Specialty financial	250	17%	199	15%	26%
Other specialty	69	5%	61	4%	13%
	$1,445	100%	$1,338	100%	8%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.73 billion for the fourth quarter of 2023 compared to $1.62 billion for the fourth quarter of 2022, an increase of $109 million (7%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2023		2022
	NEP	%	NEP	%	% Change
Property and transportation	$682	39%	$682	42%	—%
Specialty casualty	737	43%	686	42%	7%
Specialty financial	244	14%	193	12%	26%
Other specialty	69	4%	62	4%	11%
	$1,732	100%	$1,623	100%	7%

Gross written premiums for the fourth quarter of 2023 increased $147 million (8%) compared to the fourth quarter of 2022 reflecting a combination of new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 6% in the fourth quarter of 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 7%.

Property and transportation Gross written premiums increased $22 million (4%) in the fourth quarter of 2023 compared to the fourth quarter of 2022. This increase was due primarily to slightly higher crop premium related to the CRS acquisition, which was partially offset by the timing of renewals in several of the transportation businesses. Average renewal rates increased 7% for this group in the fourth quarter of 2023. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points for the fourth quarter of 2023 compared to the fourth quarter of 2022 reflecting growth in alternative risk transfer products in the transportation businesses and higher premiums in the crop operations, both of which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $62 million (6%) in the fourth quarter of 2023 compared to the fourth quarter of 2022. New business opportunities and increased exposures in the excess and surplus operations and increased exposures from payroll growth in the workers’ compensation businesses led to higher year-over-year premiums, with nearly all of the businesses in this group reporting growth in the quarter. This growth was partially offset by lower premiums in the executive liability business. Average renewal rates for this group increased approximately 4% in the fourth quarter of 2023. Excluding rate decreases in the workers’ compensation business, renewal rates for this group increased approximately 7%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the fourth quarters of 2023 and 2022.

Specialty financial Gross written premiums increased $63 million (27%) in the fourth quarter of 2023 compared to the fourth quarter of 2022 due primarily to growth in the financial institutions business. Average renewal rates for this group increased approximately 9% in the fourth quarter of 2023. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the fourth quarter of 2023 compared to the fourth quarter of 2022 reflecting the favorable impact of lower than previously estimated reinstatement premiums related to Hurricane Ian recorded in the fourth quarter of 2022.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $8 million (13%) in the fourth quarter of 2023 compared to the fourth quarter of 2022 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

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

	Three months ended December 31,			Three months ended December 31,
	2023	2022	Change	2023	2022
Property and transportation
Loss and LAE ratio	69.0%	71.8%	(2.8%)
Underwriting expense ratio	21.3%	18.2%	3.1%
Combined ratio	90.3%	90.0%	0.3%
Underwriting profit				$67	$68

Specialty casualty
Loss and LAE ratio	59.6%	55.4%	4.2%
Underwriting expense ratio	25.0%	25.9%	(0.9%)
Combined ratio	84.6%	81.3%	3.3%
Underwriting profit				$114	$128

Specialty financial
Loss and LAE ratio	34.8%	33.8%	1.0%
Underwriting expense ratio	46.5%	49.3%	(2.8%)
Combined ratio	81.3%	83.1%	(1.8%)
Underwriting profit				$45	$33

Total Specialty
Loss and LAE ratio	60.7%	60.8%	(0.1%)
Underwriting expense ratio	27.0%	25.8%	1.2%
Combined ratio	87.7%	86.6%	1.1%
Underwriting profit				$212	$217

Aggregate — including exited lines
Loss and LAE ratio	60.8%	60.7%	0.1%
Underwriting expense ratio	27.0%	25.8%	1.2%
Combined ratio	87.8%	86.5%	1.3%
Underwriting profit				$211	$218

The Specialty property and casualty insurance operations generated an underwriting profit of $212 million in the fourth quarter of 2023 compared to $217 million in the fourth quarter of 2022, a decrease of $5 million (2%). Higher underwriting profit in the Specialty financial sub-segment was more than offset by lower underwriting profits in the Specialty casualty and Property and transportation sub-segments. Overall catastrophe losses were $25 million (1.4 points on the combined ratio), including $1 million in net reinstatement premiums in the fourth quarter of 2023 compared to catastrophe losses of $11 million (0.9 points), including a $13 million favorable impact in the fourth quarter of 2022 from lower than previously estimated reinstatement premiums related to Hurricane Ian.

Property and transportation Underwriting profit for this group was $67 million for the fourth quarter of 2023 compared to $68 million in the fourth quarter of 2022, a decrease of $1 million (1%). Below average underwriting profitability in the crop insurance operations was largely offset by higher year-over-year underwriting profits in the property and inland marine and the non-crop agricultural businesses. Catastrophe losses for this group were $5 million (0.6 points on the combined ratio), including $2 million in net reinstatement premiums in the fourth quarter of 2023 compared to catastrophe losses of $7 million (1.0 points), including a $1 million favorable impact from lower than previously estimated net reinstatement premiums in the fourth quarter of 2022.

Specialty casualty Underwriting profit for this group was $114 million for the fourth quarter of 2023 compared to $128 million in the fourth quarter of 2022, a decrease of $14 million (11%). Higher year-over-year underwriting profits in the workers’ compensation and executive liability businesses were more than offset by lower underwriting profit in the excess and surplus business. Catastrophe losses were $8 million (1.1 points on the combined ratio), including a $1 million favorable impact from lower than previously estimated net reinstatement premiums in the fourth quarter of 2023 compared to catastrophe losses of $7 million (1.1 points), including a $1 million favorable impact from net reinstatement premiums in the fourth quarter of 2022.

Specialty financial Underwriting profit for this group was $45 million for the fourth quarter of 2023 compared to $33 million in the fourth quarter of 2022, an increase of $12 million (36%). This increase reflects higher year-over-year underwriting profit in the financial institutions business. Catastrophe losses were $4 million (2.0 points on the combined ratio) in the fourth quarter of 2023 compared to a favorable impact of $3 million (1.9 points), including a $10 million favorable impact from the change in estimated reinstatement premiums related to Hurricane Ian in the fourth quarter of 2022.

Other specialty This group reported an underwriting loss of $14 million for the fourth quarter of 2023 compared to $12 million in the fourth quarter of 2022, an increase of $2 million (17%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the fourth quarter of 2023 compared to the fourth quarter of 2022. This group reported catastrophe losses of $8 million in the fourth quarter of 2023 compared to less than $1 million in the fourth quarter of 2022.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include adverse prior year reserve development of $1 million in the fourth quarter of 2023 and net favorable prior year reserve development of $1 million in the fourth quarter of 2022 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 60.8% for the fourth quarter of 2023 compared to 60.7% for the fourth quarter of 2022, an increase of 0.1 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in Ratio
	2023	2022	2023	2022
Property and transportation
Current year, excluding catastrophe losses	$479	$494	70.2%	72.6%	(2.4%)
Prior accident years development	(12)	(13)	(1.8%)	(1.8%)	—%
Current year catastrophe losses including the impact of net reinstatement premiums	3	8	0.6%	1.0%	(0.4%)
Property and transportation losses and LAE and ratio	$470	$489	69.0%	71.8%	(2.8%)

Specialty casualty
Current year, excluding catastrophe losses	$466	$423	63.5%	61.6%	1.9%
Prior accident years development	(37)	(50)	(5.0%)	(7.3%)	2.3%
Current year catastrophe losses including the impact of net reinstatement premiums	9	8	1.1%	1.1%	—%
Specialty casualty losses and LAE and ratio	$438	$381	59.6%	55.4%	4.2%

Specialty financial
Current year, excluding catastrophe losses	$89	$67	36.2%	36.0%	0.2%
Prior accident years development	(8)	(8)	(3.4%)	(4.1%)	0.7%
Current year catastrophe losses including the impact of net reinstatement premiums	4	7	2.0%	1.9%	0.1%
Specialty financial losses and LAE and ratio	$85	$66	34.8%	33.8%	1.0%

Total Specialty
Current year, excluding catastrophe losses	$1,085	$1,021	62.6%	63.5%	(0.9%)
Prior accident years development	(57)	(58)	(3.3%)	(3.6%)	0.3%
Current year catastrophe losses including the impact of net reinstatement premiums	24	24	1.4%	0.9%	0.5%
Total Specialty losses and LAE and ratio	$1,052	$987	60.7%	60.8%	(0.1%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,085	$1,021	62.6%	63.5%	(0.9%)
Prior accident years development	(56)	(59)	(3.2%)	(3.6%)	0.4%
Current year catastrophe losses including the impact of net reinstatement premiums	24	24	1.4%	0.8%	0.6%
Aggregate losses and LAE and ratio	$1,053	$986	60.8%	60.7%	0.1%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.6% for the fourth quarter of 2023 compared to 63.5% in the fourth quarter of 2022, a decrease of 0.9 percentage points.

Property and transportation   The 2.4 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, is due primarily to the impact of lower claim severity in the property and inland marine and certain transportation businesses, partially offset by lower profitability in the crop business.

Specialty casualty   The 1.9 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects anticipated medical cost inflation and the impact of pressure on rates in the workers’ compensation businesses and higher claim severity in certain liability coverages, partially offset by lower claim frequency in the executive liability business.

Specialty financial   The 0.2 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects an increase in claim severity in the innovative markets business, partially offset by lower claim frequency and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $57 million in the fourth quarter of 2023 compared to $58 million in the fourth quarter of 2022, a decrease of $1 million (2%).

Property and transportation   Net favorable reserve development of $12 million in the fourth quarter of 2023 reflects lower than anticipated losses in the crop business and lower than expected claim frequency in the ocean marine and property and inland marine businesses. Net favorable reserve development of $13 million in the fourth quarter of 2022 reflects lower than expected claim severity in the ocean marine, aviation and property and inland marine businesses and lower than anticipated claim frequency in the trucking business.

Specialty casualty   Net favorable reserve development of $37 million in the fourth quarter of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the excess and surplus business and higher than expected claim frequency and severity in the excess liability and general liability businesses. Net favorable reserve development of $50 million in the fourth quarter of 2022 reflects lower than anticipated claim frequency and severity in the workers’ compensation and excess and surplus businesses and lower than expected claim frequency in the executive liability business.

Specialty financial   Net favorable reserve development of $8 million in the fourth quarter of 2023 reflects lower than anticipated claim frequency and severity in the fidelity business and lower than expected claim frequency in the financial institutions and trade credit businesses. Net favorable reserve development of $8 million in the fourth quarter of 2022 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of less than $1 million in the fourth quarter of 2023 and $13 million in the fourth quarter of 2022. The fourth quarter of 2022 reflects net adverse reserve development associated with AFG’s internal reinsurance program (primarily from social inflation exposed casualty businesses) and, to a lesser extent, both periods reflect the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the fourth quarter of 2023 and net favorable reserve development of $1 million in the fourth quarter of 2022 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2023, AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

Industry Model	Approximate impact of modeled loss on AFG’s Shareholders’ Equity
100-year event	2%
250-year event	2%
500-year event	2%

Catastrophe losses of $24 million (before net reinstatement premiums) in the fourth quarter of 2023 resulted primarily from storms in multiple regions of the United States. Catastrophe losses of $24 million (before net reinstatement premiums) in the fourth quarter of 2022 resulted primarily from Winter Storm Elliott.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $468 million in the fourth quarter of 2023 compared to $419 million for the fourth quarter of 2022, an increase of $49 million (12%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 27.0% for the fourth quarter of 2023 compared to 25.8% for the fourth quarter of 2022, an increase of 1.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2023		2022		Change in % of NEP
	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$145	21.3%	$125	18.2%	3.1%
Specialty casualty	185	25.0%	177	25.9%	(0.9%)
Specialty financial	114	46.5%	94	49.3%	(2.8%)
Other specialty	24	36.1%	23	34.8%	1.3%
	$468	27.0%	$419	25.8%	1.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.1 percentage points in the fourth quarter of 2023 compared to the fourth quarter of 2022 reflecting the impact of lower profit-based ceding commissions related to below average profitability in the crop operations, the impact on the ratio of lower earned premiums in the crop operations (which has a lower commissions and other underwriting expense ratio than some of the other businesses in the Property and transportation sub-segment) and higher expenses related to certain technology initiatives.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.9 percentage points in the fourth quarter of 2023 compared to the fourth quarter of 2022 reflecting the impact on the ratio of growth in earned premiums in the workers’ compensation businesses, partially offset by higher expenses related to certain technology initiatives.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.8 percentage points in the fourth quarter of 2023 compared to the fourth quarter of 2022 reflecting the impact on the ratio of growth in earned premiums in the financial institutions, surety and innovative markets businesses and lower contingent commissions paid to agents in the innovative markets business, partially offset by the impact of an increase in net earned premiums in the fourth quarter of 2022 due to lower than previously estimated reinstatement premiums related to Hurricane Ian and higher expenses related to certain technology initiatives.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $161 million in the fourth quarter of 2023 compared to $159 million in the fourth quarter of 2022, an increase of $2 million (1%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,			%
	2023	2022	Change	Change
Net investment income:
Net investment income, excluding alternative investments	$156	$131	$25	19%
Alternative investments	5	28	(23)	(82%)
Total net investment income	$161	$159	$2	1%

Average invested assets (at amortized cost)	$15,227	$14,304	$923	6%

Yield (net investment income as a % of average invested assets)	4.23%	4.45%	(0.22%)

Tax equivalent yield (*)	4.31%	4.53%	(0.22%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the fourth quarter of 2023 compared to the fourth quarter of 2022 reflects the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs). The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.23% for the fourth quarter of 2023 compared to 4.45% for the fourth quarter of 2022, a decrease of 0.22 percentage points reflecting lower returns on alternative investments, partially offset by higher yields on fixed maturity investments. The annualized return earned on alternative investments was 0.8% in the fourth quarter of 2023 compared to 5.3% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $15 million for the fourth quarter of 2023 compared to $14 million for the fourth quarter of 2022, an increase of $1 million (7%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2023	2022
Other income:
Income related to the sale of real estate	$—	$—
Other	3	—
Total other income	3	—
Other expenses:
Amortization of intangibles	4	4
Interest expense on funds withheld	12	8
Other	2	2
Total other expenses	18	14
Other income and expenses, net	$(15)	$(14)
The $4 million (50%) increase in interest expense on funds withheld in 2023 compared to 2022 reflects the impact of higher interest rates.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $53 million in the fourth quarter of 2023 compared to $44 million in the fourth quarter of 2022, an increase of $9 million (20%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $53 million for the fourth quarter of 2023 compared to $45 million for the fourth quarter of 2022, an increase of $8 million (18%).

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended December 31, 2023 and 2022 (dollars in millions):

	Three months ended December 31,
	2023	2022	% Change
Revenues:
Net investment income	$7	$9	(22%)
Other income — P&C fees	42	22	91%
Other income	5	7	(29%)
Total revenues	54	38	42%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	28	8	250%
Other expense — expenses associated with P&C fees	14	14	—%
Other expenses (*)	46	41	12%
Costs and expenses, excluding interest charges on borrowed money	88	63	40%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(34)	(25)	36%
Interest charges on borrowed money	19	20	(5%)
Core loss before income taxes, excluding realized gains and losses	(53)	(45)	18%
Pretax non-core gain on retirement of debt	—	1	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(53)	$(44)	20%
(*)Excludes a pretax non-core gain on retirement of debt of $1 million in the fourth quarter of 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $7 million in the fourth quarter of 2023 compared to $9 million in the fourth quarter of 2022, a decrease of $2 million (22%), reflecting the impact of lower average investment balances, partially offset by the impact of higher interest rates on cash and fixed maturity investments.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2023, AFG collected $23 million in fees for these services compared to $22 million in the fourth quarter of 2022. Management views this fee income, net of the $14 million in both the fourth quarter of 2023 and the fourth quarter of 2022 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $19 million in fees as compensation for providing services during the fourth quarter of 2023 related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date and collected less than $1 million in fees from AFG’s disposed annuity operations during the fourth quarter of 2022 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of loss adjustment and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in the fourth quarter of 2023 and $5 million in the fourth quarter of 2022, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million and $2 million in the fourth quarter of 2023 and the fourth quarter of 2022, respectively.

Holding Company and Other — Other Expenses
Excluding the non-core gain on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $46 million in the fourth quarter of 2023 compared to $41 million in the fourth quarter of 2022, an increase of $5 million (12%). This increase is due primarily to the impact of higher holding company expenses related to deferred compensation obligations to employees that are tied to stock market performance and higher aircraft related expenses in the fourth quarter of 2023 compared to the fourth quarter of 2022.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in the fourth quarter of 2023 compared to $20 million in the fourth quarter of 2022, a decrease of $1 million (5%).

Holding Company and Other — Gain on Retirement of Debt
During the fourth quarter of 2022, AFG retired $38 million principal amount of its senior notes, which resulted in a $1 million pretax gain.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $31 million in the fourth quarter of 2023 compared to $27 million in the fourth quarter of 2022, an increase of $4 million (15%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2023	2022
Realized gains (losses) before impairment allowances:
Disposals	$(2)	$(6)
Change in the fair value of equity securities	33	26
Change in the fair value of derivatives	2	(1)
Other	—	10
	33	29

Change in allowance for impairments on securities	(2)	(2)
Realized gains (losses) on securities	$31	$27

The $33 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2023 includes gains of $15 million on investments in banks and financing companies, $6 million on investments in retail companies, $5 million on investments in healthcare companies and $5 million on investments in media companies. The $26 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2022 includes gains of $7 million on investments in banks and financing companies, $7 million on investments in energy and natural gas companies and $7 million on investments in retail companies, partially offset by losses of $7 million on investments in media companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $72 million for the fourth quarter of 2023 compared to $70 million in the fourth quarter of 2022, an increase of $2 million (3%). The following is a reconciliation of income taxes at the statutory rate to the provision for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2023		2022
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$335		$346

Income taxes at statutory rate	$70	21%	$73	21%
Effect of:
Change in valuation allowance	—	—%	(10)	(3%)
Employee stock ownership plan dividend paid deduction	(2)	(1%)	(1)	—%
Stock-based compensation	—	—%	(1)	—%
Tax exempt interest	(1)	—%	(1)	—%
Dividend received deduction	(1)	—%	(1)	—%
Nondeductible expenses	3	1%	3	1%
Foreign operations	—	—%	1	—%
Other	3	—%	7	1%
Provision for income taxes	$72	21%	$70	20%

See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

Segmented Statement of Earnings
Subsequent to the sale of its annuity operations, AFG reports its continuing operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2023, 2022 and 2021 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$6,531	$—	$—	$6,531	$—	$6,531
Net investment income	729	(27)	40	742	—	742
Realized gains (losses) on:
Securities	—	—	—	—	(36)	(36)
Subsidiary	—	—	—	—	(4)	(4)
Income of MIEs:
Investment income	—	421	—	421	—	421
Gain (loss) on change in fair value of assets/liabilities	—	27	—	27	—	27
Other income	16	(16)	146	146	—	146
Total revenues	7,276	405	186	7,867	(40)	7,827

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	4,017	—	16	4,033	—	4,033
Commissions and other underwriting expenses	1,883	—	52	1,935	—	1,935
Interest charges on borrowed money	—	—	76	76	—	76
Expenses of MIEs	—	405	—	405	—	405
Other expenses	72	—	219	291	14	305
Total costs and expenses	5,972	405	363	6,740	14	6,754
Earnings from continuing operations before income taxes	1,304	—	(177)	1,127	(54)	1,073
Provision for income taxes	265	—	(33)	232	(11)	221
Core Net Operating Earnings	1,039	—	(144)	895
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(28)	(28)	28	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(12)	(12)	12	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$1,035	$—	$(183)	$852	$—	$852

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2022
Revenues:
Property and casualty insurance net earned premiums	$6,085	$—	$—	$6,085	$—	$6,085
Net investment income	683	10	24	717	—	717
Realized gains (losses) on securities	—	—	—	—	(116)	(116)
Income of MIEs:
Investment income	—	268	—	268	—	268
Gain (loss) on change in fair value of assets/liabilities	—	(31)	—	(31)	—	(31)
Other income	12	(17)	122	117	—	117
Total revenues	6,780	230	146	7,156	(116)	7,040

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,629	—	—	3,629	—	3,629
Commissions and other underwriting expenses	1,680	—	38	1,718	—	1,718
Interest charges on borrowed money	—	—	85	85	—	85
Expenses of MIEs	—	230	—	230	—	230
Other expenses	52	—	194	246	9	255
Total costs and expenses	5,361	230	317	5,908	9	5,917
Earnings from continuing operations before income taxes	1,419	—	(171)	1,248	(125)	1,123
Provision for income taxes	295	—	(40)	255	(30)	225
Core Net Operating Earnings	1,124	—	(131)	993
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(92)	(92)	92	—
Loss on retirement of debt, net of tax	—	—	(7)	(7)	7	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$1,124	$—	$(226)	$898	$—	$898

		Other
	P&C	Annuity	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2021
Revenues:
Property and casualty insurance net earned premiums	$5,404	$—	$—	$—	$5,404	$—	$5,404
Net investment income	663	51	(20)	36	730	—	730
Realized gains (losses) on:
Securities	—	—	—	—	—	110	110
Subsidiaries	—	—	—	—	—	4	4
Income of MIEs:
Investment income	—	—	181	—	181	—	181
Gain (loss) on change in fair value of assets/liabilities	—	—	10	—	10	—	10
Other income	27	—	(16)	102	113	—	113
Total revenues	6,094	51	155	138	6,438	114	6,552

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,157	—	—	—	3,157	—	3,157
Commissions and other underwriting expenses	1,514	—	—	33	1,547	—	1,547
Interest charges on borrowed money	—	—	—	94	94	—	94
Expenses of MIEs	—	—	155	—	155	—	155
Other expenses	33	1	—	219	253	11	264
Total costs and expenses	4,704	1	155	346	5,206	11	5,217
Earnings from continuing operations before income taxes	1,390	50	—	(208)	1,232	103	1,335
Provision for income taxes	279	11	—	(51)	239	15	254
Core Net Operating Earnings	1,111	39	—	(157)	993
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	87	87	(87)	—
Discontinued operations, net of tax	—	914	—	—	914	—	914
Realized gain on subsidiaries, net of tax	3	—	—	—	3	(3)	—
Other, net of tax	—	—	—	(2)	(2)	2	—
Net Earnings	$1,114	$953	$—	$(72)	$1,995	$—	$1,995
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $1.30 billion in GAAP pretax earnings in 2023 compared to $1.42 billion in 2022, a decrease of $119 million (8%). Property and casualty core pretax earnings were $1.30 billion in 2023 compared to $1.42 billion in 2022, a decrease of $115 million (8%). The decrease in GAAP and core pretax earnings reflects lower underwriting profit and lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments in 2023 compared to 2022.

AFG’s property and casualty insurance operations contributed $1.42 billion in GAAP pretax earnings in 2022 compared to $1.39 billion in 2021, an increase of $25 million (2%). Property and casualty core pretax earnings were $1.42 billion in 2022 compared to $1.39 billion in 2021, an increase of $29 million (2%). The increase in GAAP and core pretax earnings reflects higher underwriting profit and higher investment income outside of alternative investments, partially offset by lower investment income from AFG’s alternative investment portfolio and higher other net expenses in 2022 compared to 2021.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	Year ended December 31,			% Change
	2023	2022	2021	2023 - 2022	2022 - 2021
Gross written premiums	$9,656	$9,057	$7,946	7%	14%
Reinsurance premiums ceded	(2,964)	(2,851)	(2,373)	4%	20%
Net written premiums	6,692	6,206	5,573	8%	11%
Change in unearned premiums	(161)	(121)	(169)	33%	(28%)
Net earned premiums	6,531	6,085	5,404	7%	13%
Loss and loss adjustment expenses	4,017	3,629	3,157	11%	15%
Commissions and other underwriting expenses	1,883	1,680	1,514	12%	11%
Underwriting gain	631	776	733	(19%)	6%

Net investment income	729	683	663	7%	3%
Other income and expenses, net	(56)	(40)	(6)	40%	567%
Core earnings before income taxes	1,304	1,419	1,390	(8%)	2%
Realized gain (loss) on subsidiaries	(4)	—	4	—%	(100%)
GAAP earnings before income taxes	$1,300	$1,419	$1,394	(8%)	2%

	Year ended December 31,			Change
Combined Ratios:	2023	2022	2021	2023 - 2022	2022 - 2021
Specialty lines
Loss and LAE ratio	61.5%	59.6%	58.4%	1.9%	1.2%
Underwriting expense ratio	28.8%	27.6%	28.0%	1.2%	(0.4%)
Combined ratio	90.3%	87.2%	86.4%	3.1%	0.8%

Aggregate — including exited lines
Loss and LAE ratio	61.6%	59.7%	58.5%	1.9%	1.2%
Underwriting expense ratio	28.8%	27.6%	28.0%	1.2%	(0.4%)
Combined ratio	90.4%	87.3%	86.5%	3.1%	0.8%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $9.66 billion in 2023 compared to $9.06 billion in 2022, an increase of $599 million (7%). GWP increased $1.11 billion (14%) in 2022 compared to 2021. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2023		2022		2021		2023 - 2022	2022 - 2021
	GWP	%	GWP	%	GWP	%
Property and transportation	$4,146	43%	$4,060	45%	$3,263	41%	2%	24%
Specialty casualty	4,368	45%	4,115	45%	3,890	49%	6%	6%
Specialty financial	1,142	12%	882	10%	793	10%	29%	11%
	$9,656	100%	$9,057	100%	$7,946	100%	7%	14%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 31% of gross written premiums for both the year ended December 31, 2023 and the year ended December 31, 2022 and 30% for the year ended December 31, 2021, an increase of 1 percentage point for 2023 and 2022 compared to 2021. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2023		2022		2021		2023 - 2022	2022 - 2021
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(1,595)	38%	$(1,545)	38%	$(1,106)	34%	—%	4%
Specialty casualty	(1,424)	33%	(1,387)	34%	(1,350)	35%	(1%)	(1%)
Specialty financial	(207)	18%	(171)	19%	(135)	17%	(1%)	2%
Other specialty	262		252		218
	$(2,964)	31%	$(2,851)	31%	$(2,373)	30%	—%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $6.69 billion in 2023 compared to $6.21 billion in 2022, an increase of $486 million (8%). NWP increased $633 million (11%) in 2022 compared to 2021. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2023		2022		2021		2023 - 2022	2022 - 2021
	NWP	%	NWP	%	NWP	%
Property and transportation	$2,551	38%	$2,515	41%	$2,157	39%	1%	17%
Specialty casualty	2,944	44%	2,728	44%	2,540	45%	8%	7%
Specialty financial	935	14%	711	11%	658	12%	32%	8%
Other specialty	262	4%	252	4%	218	4%	4%	16%
	$6,692	100%	$6,206	100%	$5,573	100%	8%	11%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $6.53 billion in 2023 compared to $6.09 billion in 2022, an increase of $446 million (7%). NEP increased $681 million (13%) in 2022 compared to 2021. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2023		2022		2021		2023 - 2022	2022 - 2021
	NEP	%	NEP	%	NEP	%
Property and transportation	$2,519	39%	$2,487	41%	$2,144	40%	1%	16%
Specialty casualty	2,886	44%	2,659	44%	2,408	44%	9%	10%
Specialty financial	867	13%	698	11%	642	12%	24%	9%
Other specialty	259	4%	241	4%	210	4%	7%	15%
	$6,531	100%	$6,085	100%	$5,404	100%	7%	13%

The $599 million (7%) increase in gross written premiums in 2023 compared to 2022 reflects growth in each of the Specialty property and casualty sub-segments as a result of a combination of new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 5% in 2023. Excluding the workers’ compensation businesses, renewal pricing increased approximately 6%.

The $1.11 billion (14%) increase in gross written premiums in 2022 compared to 2021 reflects growth in the crop insurance business. Excluding crop, gross and net written premiums increased 8% and 9%, respectively, in 2022 compared to 2021 reflecting increased exposures, new business opportunities and renewal rate increases. Overall average renewal rates increased approximately 5% in 2022. Excluding the workers’ compensation businesses, renewal pricing increased approximately 6%.

Property and transportation Gross written premiums increased $86 million (2%) in 2023 compared to 2022 reflecting the impact of increased rates, retentions and exposures in the transportation and ocean marine businesses and slightly higher crop premium related to the CRS acquisition in the fourth quarter of 2023. These items were partially offset by the impact of 2023 spring commodity futures pricing and related volatility on premiums in the crop business. Average renewal rates increased approximately 6% for this group in 2023. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in 2023 and 2022 reflecting growth in alternative risk transfer products in the transportation businesses, offset by the impact of lower premiums in the crop business. Both of these businesses cede a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

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

Specialty casualty Gross written premiums increased $253 million (6%) in 2023 compared to 2022 due primarily to increased exposures from payroll growth and new business in the workers’ compensation businesses, new business opportunities, strong policy retention and rate increases in several of the targeted markets businesses and increased exposures and higher renewal rates in the excess and surplus and excess liability businesses. This growth was partially offset by lower premiums in the mergers and acquisitions liability and executive liability businesses. Average renewal rates increased approximately 4% for this group in 2023. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 6% in 2023. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2023 compared to 2022 reflecting higher premiums in the workers’ compensation businesses (which cede a lower percentage of premiums than some of the other businesses in the Specialty casualty sub-segment) and lower cessions in the environmental and mergers and acquisitions liability businesses and at ABA Insurance Services.

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

Specialty financial Gross written premiums increased $260 million (29%) in 2023 compared to 2022 due primarily to growth in the financial institutions business. Average renewal rates increased approximately 5% for this group in 2023. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2023 compared to 2022 reflecting the impact of reinstatement premiums paid to reinsurers in 2022 related to Hurricane Ian.

Gross written premiums increased $89 million (11%) in 2022 compared to 2021 due primarily to higher premiums in the financial institutions business related to lender-placed mortgage protection insurance, rate increases and new business opportunities in the fidelity business and new business opportunities in the innovative markets and commercial equipment leasing businesses. Average renewal rates for this group increased approximately 5% in 2022. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2022 compared to 2021 reflecting the impact of reinstatement premiums related to Hurricane Ian and higher cessions in the innovative markets business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed increased $10 million (4%) in 2023 compared to 2022, and $34 million (16%) in 2022 compared to 2021 reflecting an increase in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2023, 2022 and 2021:

	Year ended December 31,			Change		Year ended December 31,
	2023	2022	2021	2023 - 2022	2022 - 2021	2023	2022	2021
Property and transportation
Loss and LAE ratio	69.2%	69.8%	65.1%	(0.6%)	4.7%
Underwriting expense ratio	23.6%	21.9%	22.0%	1.7%	(0.1%)
Combined ratio	92.8%	91.7%	87.1%	1.1%	4.6%
Underwriting profit						$184	$208	$279

Specialty casualty
Loss and LAE ratio	60.3%	54.7%	58.1%	5.6%	(3.4%)
Underwriting expense ratio	26.7%	26.5%	26.2%	0.2%	0.3%
Combined ratio	87.0%	81.2%	84.3%	5.8%	(3.1%)
Underwriting profit						$375	$500	$377

Specialty financial
Loss and LAE ratio	37.8%	34.1%	33.2%	3.7%	0.9%
Underwriting expense ratio	49.5%	49.6%	51.9%	(0.1%)	(2.3%)
Combined ratio	87.3%	83.7%	85.1%	3.6%	(1.4%)
Underwriting profit						$110	$114	$96

Total Specialty
Loss and LAE ratio	61.5%	59.6%	58.4%	1.9%	1.2%
Underwriting expense ratio	28.8%	27.6%	28.0%	1.2%	(0.4%)
Combined ratio	90.3%	87.2%	86.4%	3.1%	0.8%
Underwriting profit						$633	$780	$737

Aggregate — including exited lines
Loss and LAE ratio	61.6%	59.7%	58.5%	1.9%	1.2%
Underwriting expense ratio	28.8%	27.6%	28.0%	1.2%	(0.4%)
Combined ratio	90.4%	87.3%	86.5%	3.1%	0.8%
Underwriting profit						$631	$776	$733

The Specialty property and casualty insurance operations generated an underwriting profit of $633 million in 2023 compared to $780 million in 2022, a decrease of $147 million (19%). This decrease reflects lower underwriting profit in each of the Specialty property and casualty insurance sub-segments. Overall catastrophe losses were $165 million (2.5 points on the combined ratio), including $3 million in net reinstatement premiums, for 2023 compared to catastrophe losses of $93 million (1.5 points), including $5 million in net reinstatement premiums, for 2022.

The Specialty property and casualty insurance operations generated an underwriting profit of $780 million in 2022 compared to $737 million in 2021, an increase of $43 million (6%), reflecting higher underwriting profits in the Specialty casualty and Specialty financial sub-segments, partially offset by lower underwriting profit in the Property and transportation sub-segment. Underwriting results for the Specialty property and casualty insurance operations include $16 million in COVID-19 related losses (0.3 points on the combined ratio) in 2021. Overall catastrophe losses were $93 million (1.5 points on the combined ratio), including $5 million in net reinstatement premiums, for 2022 compared to catastrophe losses of $98 million (1.7 points), including $12 million in net reinstatement premiums, for 2021.

Property and transportation Underwriting profit for this group was $184 million in 2023 compared to $208 million in 2022, a decrease of $24 million (12%). Below average underwriting profitability in the crop insurance operations was partially offset by higher year-over-year underwriting profit in the property and inland marine business. Catastrophe losses were $53 million (2.0 points on the combined ratio), including $2 million in net reinstatement premiums, in 2023 compared to catastrophe losses of $45 million (1.9 points), including $3 million in net reinstatement premiums, in 2022.

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

Specialty casualty Underwriting profit for this group was $375 million in 2023 compared to $500 million in 2022, a decrease of $125 million (25%). The lower year-over-year underwriting profit was due primarily to lower favorable prior year reserve development in the workers’ compensation businesses and adverse reserve development in the public sector and excess and surplus businesses, partially offset by higher favorable prior year reserve development in the executive liability business. Catastrophe losses were $36 million (1.2 points on the combined ratio), including $1 million in net reinstatement premiums, in 2023 compared to catastrophe losses of $11 million (0.5 points) in 2022.

Underwriting profit for this group was $500 million in 2022 compared to $377 million in 2021, an increase of $123 million (33%). This increase reflects higher year-over-year underwriting profits in the workers’ compensation, excess and surplus, executive liability and mergers and acquisitions liability businesses. COVID-19 related losses were $9 million (0.4 points on the combined ratio) in 2021. Catastrophe losses were $11 million (0.5 points on the combined ratio) in 2022 compared to catastrophe losses of $10 million (0.4 points), including $1 million in net reinstatement premiums, in 2021.

Specialty financial Underwriting profit for this group was $110 million in 2023 compared to $114 million in 2022, a decrease of $4 million (4%). This decrease reflects higher year-over-year catastrophe losses in the financial institutions business and lower underwriting profit in the surety business. Catastrophe losses were $49 million (5.7 points on the combined ratio) in 2023 compared to catastrophe losses of $36 million (4.9 points), including $3 million in net reinstatement premiums, in 2022.

Underwriting profit for this group was $114 million in 2022 compared to $96 million in 2021, an increase of $18 million (19%) due primarily to higher year-over-year underwriting profits in the trade credit and financial institutions businesses. COVID-19 related losses were $7 million (1.1 points on the combined ratio) in 2021. Catastrophe losses were $36 million (4.9 points on the combined ratio), including $3 million in net reinstatement premiums, in 2022 compared to catastrophe losses of $28 million (4.1 points), including $2 million in net reinstatement premiums, in 2021.

Other specialty This group reported an underwriting loss of $36 million in 2023 compared to $42 million in 2022, a decrease of $6 million (14%), reflecting lower losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments. The underwriting loss in 2022 relates primarily to losses from social inflation exposed operations in the Specialty casualty sub-segment. Catastrophe losses were $27 million in 2023 compared to $1 million in 2022.

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

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include adverse prior year reserve development of $2 million in 2023 and $4 million in both 2022 and 2021, related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.6%, 59.7% and 58.5% in 2023, 2022 and 2021, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2023	2022	2021	2023	2022	2021	2023 - 2022	2022 - 2021
Property and transportation
Current year, excluding COVID-19 related and catastrophe losses	$1,774	$1,785	$1,448	70.5%	71.6%	67.2%	(1.1%)	4.4%
Prior accident years development	(84)	(92)	(103)	(3.3%)	(3.7%)	(4.8%)	0.4%	1.1%
Current year COVID-19 related losses	—	—	—	—%	—%	—%	—%	—%
Current year catastrophe losses including the impact of net reinstatement premiums	51	42	49	2.0%	1.9%	2.7%	0.1%	(0.8%)
Property and transportation losses and LAE and ratio	$1,741	$1,735	$1,394	69.2%	69.8%	65.1%	(0.6%)	4.7%

Specialty casualty
Current year, excluding COVID-19 related and catastrophe losses	$1,814	$1,632	$1,521	62.9%	61.4%	63.1%	1.5%	(1.7%)
Prior accident years development	(110)	(190)	(140)	(3.8%)	(7.2%)	(5.8%)	3.4%	(1.4%)
Current year COVID-19 related losses	—	—	9	—%	—%	0.4%	—%	(0.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	35	11	9	1.2%	0.5%	0.4%	0.7%	0.1%
Specialty casualty losses and LAE and ratio	$1,739	$1,453	$1,399	60.3%	54.7%	58.1%	5.6%	(3.4%)

Specialty financial
Current year, excluding COVID-19 related and catastrophe losses	$311	$252	$231	35.8%	36.0%	36.0%	(0.2%)	—%
Prior accident years development	(32)	(47)	(51)	(3.7%)	(6.8%)	(8.0%)	3.1%	1.2%
Current year COVID-19 related losses	—	—	7	—%	—%	1.1%	—%	(1.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	49	33	26	5.7%	4.9%	4.1%	0.8%	0.8%
Specialty financial losses and LAE and ratio	$328	$238	$213	37.8%	34.1%	33.2%	3.7%	0.9%

Total Specialty
Current year, excluding COVID-19 related and catastrophe losses	$4,079	$3,826	$3,334	62.4%	62.8%	61.6%	(0.4%)	1.2%
Prior accident years development	(226)	(289)	(283)	(3.4%)	(4.7%)	(5.2%)	1.3%	0.5%
Current year COVID-19 related losses	—	—	16	—%	—%	0.3%	—%	(0.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	162	88	86	2.5%	1.5%	1.7%	1.0%	(0.2%)
Total Specialty losses and LAE and ratio	$4,015	$3,625	$3,153	61.5%	59.6%	58.4%	1.9%	1.2%

Aggregate — including exited lines
Current year, excluding COVID-19 related and catastrophe losses	$4,079	$3,826	$3,334	62.4%	62.8%	61.6%	(0.4%)	1.2%
Prior accident years development	(224)	(285)	(279)	(3.4%)	(4.7%)	(5.2%)	1.3%	0.5%
Current year COVID-19 related losses	—	—	16	—%	—%	0.3%	—%	(0.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	162	88	86	2.6%	1.6%	1.8%	1.0%	(0.2%)
Aggregate losses and LAE and ratio	$4,017	$3,629	$3,157	61.6%	59.7%	58.5%	1.9%	1.2%

Current accident year losses and LAE, excluding COVID-19 related and catastrophe losses
The current accident year loss and LAE ratio, excluding COVID-19 related and catastrophe losses for AFG’s Specialty property and casualty insurance operations was 62.4% in 2023, 62.8% in 2022 and 61.6% in 2021.

Property and transportation   The 1.1 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2023 compared to 2022 is due primarily to the impact of elevated large loss activity in the property and inland marine business in 2022 and improved results in certain transportation businesses, partially offset by lower profit in the crop business.

The 4.4 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2022 compared to 2021 is due primarily to lower profitability in the crop insurance business compared to the very strong results recorded in 2021. Excluding crop, the loss and LAE ratio for the current year, excluding catastrophe losses was comparable in 2022 and 2021.

Specialty casualty   The 1.5 percentage points increase in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2023 compared to 2022 reflects anticipated medical cost inflation and the impact of pressure on rates in the workers’ compensation businesses and higher claim severity in certain liability coverages.

The 1.7 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2022 compared to 2021 reflects favorable trends in workers’ compensation and the impact of higher rates in the executive liability, excess and surplus and excess liability businesses.

Specialty financial   The 0.2 percentage points decrease in the loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2023 compared to 2022 reflects lower claim frequency and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment, partially offset by higher claim severity in the innovative markets business.

The loss and LAE ratio for the current year, excluding COVID-19 related and catastrophe losses in 2022 is unchanged compared to the 2021 period.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $226 million in 2023 compared to $289 million in 2022 and $283 million in 2021, a decrease of $63 million (22%) and an increase of $6 million (2%), respectively.

Property and transportation Net favorable reserve development of $84 million in 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity across the transportation businesses and lower than anticipated claim frequency in the property and inland marine and ocean marine businesses and in the Singapore operations.

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

Specialty casualty Net favorable reserve development of $110 million in 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector business and higher than expected claim frequency and severity in the excess liability and general liability businesses.

Net favorable reserve development of $190 million in 2022 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability and excess and surplus businesses, partially offset by higher than anticipated claim severity in the general liability, umbrella and excess liability, and certain targeted markets businesses.

Net favorable reserve development of $140 million in 2021 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the general liability and targeted markets businesses.

Specialty financial Net favorable reserve development of $32 million in 2023 reflects lower than anticipated claim frequency in the trade credit, financial institutions and surety businesses and lower than expected claim frequency and severity in the fidelity business.

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

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of less than $1 million, $40 million and $11 million in 2023, 2022, and 2021, respectively. The net adverse reserve development reflects $4 million, $44 million and $16 million in 2023, 2022 and 2021, respectively, of net adverse development associated with AFG’s internal reinsurance program. The net adverse reserve development in 2022 and 2021 relates primarily to social inflation exposed business assumed from the Specialty casualty sub-segment. This adverse reserve development is partially offset by the amortization of the deferred gains on the retroactive reinsurance transactions entered into in connection with the sale of businesses in 1998 and 2001.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in 2023 and $4 million in both 2022 and 2021 related to business outside the Specialty group that AFG no longer writes.

Covid-19 related losses
AFG’s Specialty property and casualty insurance operations released prior accident year COVID-19 reserves of $20 million in 2023 based on improved loss experience across several businesses. In 2022, AFG’s Specialty property and casualty insurance operations released $19 million of prior accident year COVID-19 reserves based on improved loss experience in the trade credit and workers’ compensation businesses. In 2021, AFG’s Specialty property and casualty insurance operations recorded $16 million in reserve charges related to COVID-19 primarily related to the workers’ compensation and trade credit businesses, and recorded favorable development of approximately $19 million of accident year 2020 reserves primarily based on loss experience in the trade credit and executive liability businesses. Given the uncertainties surrounding the ultimate number and scope of claims relating to the pandemic, approximately 28% of the $55 million in cumulative COVID-19 related losses are held as incurred but not reported reserves at December 31, 2023.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $162 million in 2023 (before $3 million in net reinstatement premiums) primarily from February and March storms across much of the United States in the first quarter and storms in multiple regions of the United States in the second, third and fourth quarters.

Catastrophe losses of $88 million in 2022 (before $5 million in net reinstatement premiums) resulted primarily from winter storms in multiple regions of the United States in the first quarter, storms in multiple regions of the United States in the second quarter, Hurricane Ian in the third quarter and Winter Storm Elliott in the fourth quarter.

Catastrophe losses of $86 million in 2021 (before $12 million in net reinstatement premiums) resulted primarily from winter storms in Texas in the first quarter; storms in multiple regions of the United States in the second, third and fourth quarters; Hurricane Ida in the third quarter and Kentucky tornadoes and Colorado fires in the fourth quarter.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.88 billion in 2023 compared to $1.68 billion in 2022, an increase of $203 million (12%). AFG’s underwriting expense ratio was 28.8% in 2023 compared to 27.6% in 2022, an increase of 1.2 percentage points.

AFG’s property and casualty U/W Exp were $1.68 billion in 2022 compared to $1.51 billion in 2021, an increase of $166 million (11%). AFG’s underwriting expense ratio was 27.6% in 2022 compared to 28.0% in 2021, a decrease of 0.4 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2023		2022		2021		2023 - 2022	2022 - 2021
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$594	23.6%	$544	21.9%	$471	22.0%	1.7%	(0.1%)
Specialty casualty	772	26.7%	706	26.5%	632	26.2%	0.2%	0.3%
Specialty financial	429	49.5%	346	49.6%	333	51.9%	(0.1%)	(2.3%)
Other specialty	88	33.9%	84	34.7%	78	37.2%	(0.8%)	(2.5%)
	$1,883	28.8%	$1,680	27.6%	$1,514	28.0%	1.2%	(0.4%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in 2023 compared to 2022 reflecting the impact of lower profit-based ceding commissions related to below average profitability in the crop operations, the impact on the ratio of lower earned premiums in the crop operations (which has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment) and higher expenses related to certain technology initiatives.

Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in 2022 and 2021.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in 2023 compared to 2022 reflecting higher expenses related to certain technology initiatives, partially offset by the impact on the ratio of growth in earned premiums in the workers’ compensation businesses.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.3 percentage points in 2022 compared to 2021 reflecting higher underwriting expenses in the workers’ compensation businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.1 percentage points in 2023 compared to 2022 reflecting the impact on the ratio of growth in earned premiums in the financial institutions and innovative markets businesses, partially offset by higher expenses related to certain technology initiatives and the impact of lower profit-based commissions to agents and lower reinstatement premiums recorded in 2022 as a result of losses from Hurricane Ian.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.3 percentage points in 2022 compared to 2021 reflecting lower profit-based commissions to agents in 2022 compared to 2021, and lower underwriting expenses in the international operations.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $729 million in 2023 compared to $683 million in 2022, an increase of $46 million (7%). Net investment income in AFG’s property and casualty insurance operations was $683 million in 2022 compared to $663 million in 2021, an increase of $20 million (3%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2023 - 2022		2022 - 2021
	2023	2022	2021	Change	% Change	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$566	$418	$323	$148	35%	$95	29%
Alternative investments	163	265	340	(102)	(38%)	(75)	(22%)
Total net investment income	$729	$683	$663	$46	7%	$20	3%

Average invested assets (at amortized cost)	$14,753	$14,048	$12,944	$705	5%	$1,104	9%

Yield (net investment income as a % of average invested assets)	4.94%	4.86%	5.12%	0.08%		(0.26%)

Tax equivalent yield (*)	5.01%	4.96%	5.25%	0.05%		(0.29%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income in 2023 compared to 2022 reflects the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs) as compared to the very strong performance of this portfolio in the prior year period. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.94% in 2023 compared to 4.86% in 2022, an increase of 0.08 percentage points reflecting higher yields on fixed maturity investments, partially offset by lower returns on alternative investments. The annualized return earned on alternative investments was 7.0% in 2023 compared to 13.2% in 2022.

The increase in net investment income in 2022 compared to 2021 reflects higher average investments and higher yields on fixed maturities, partially offset by lower returns on AFG’s alternative investments as compared to the very strong performance of alternative investments in the prior year. The property and casualty insurance segment’s overall yield on investments was 4.86% in 2022 compared to 5.12% in 2021, a decrease of 0.26 percentage points as higher yields on fixed maturity investments were more than offset by lower returns on alternative investments. The annualized return earned on alternative investments was 13.2% in 2022 compared to 25.3% in 2021.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $56 million in 2023, $40 million in 2022 and $6 million in 2021, an increase of $16 million (40%) in 2023 compared to 2022 and an increase of $34 million (567%) in 2022 compared to 2021. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2023	2022	2021
Other income:
Income related to the sale of real estate	$—	$1	$10
Other	16	11	17
Total other income	16	12	27
Other expenses:
Amortization of intangibles	15	11	6
Interest expense on funds withheld	41	29	25
Acquisition expenses related to CRS	3	—	—
Other (*)	13	12	2
Total other expenses	72	52	33
Other income and expenses, net	$(56)	$(40)	$(6)
(*)Includes $9 million of expenses in both 2023 and 2022 related to certain technology initiatives.

The higher amortization of intangibles in 2023 compared to 2022 and 2022 compared to 2021 reflects the acquisition of CRS in July 2023 and the acquisition of Verikai in December 2021, respectively. The $12 million (41%) increase in interest expense on funds withheld in 2023 compared to 2022 reflects the impact of higher interest rates.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $191 million in 2023 compared to $180 million in 2022, an increase of $11 million (6%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $177 million in 2023 compared to $171 million in 2022, an increase of $6 million (4%).

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

The following table details AFG’s GAAP and core loss from continuing operations before income taxes from operations outside of its property and casualty insurance segment in 2023, 2022 and 2021 (dollars in millions):

	Year ended December 31,			% Change
	2023	2022	2021	2023 - 2022	2022 - 2021
Revenues:
Net investment income	$40	$24	$36	67%	(33%)
Other income — P&C fees	125	89	80	40%	11%
Other income	21	33	22	(36%)	50%
Total revenues	186	146	138	27%	6%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	68	38	33	79%	15%
Other expense — expenses associated with P&C fees	57	51	47	12%	9%
Other expenses (*)	162	143	172	13%	(17%)
Costs and expenses, excluding interest charges on borrowed money	287	232	252	24%	(8%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(101)	(86)	(114)	17%	(25%)
Interest charges on borrowed money	76	85	94	(11%)	(10%)
Core loss from continuing operations before income taxes, excluding realized gains and losses	(177)	(171)	(208)	4%	(18%)
Pretax non-core special A&E charge	(15)	—	—	—%	—%
Pretax non-core gain (loss) on retirement of debt	1	(9)	—	(111%)	—%
Pretax non-core loss on pension settlement	—	—	(11)	—%	(100%)
GAAP loss from continuing operations before income taxes, excluding realized gains and losses	$(191)	$(180)	$(219)	6%	(18%)
(*)Excludes a pretax non-core special A&E charge of $15 million and a pretax non-core gain on retirement of debt of $1 million in 2023, a pretax non-core loss on retirement of debt of $9 million in 2022 and a pretax non-core loss of $11 million related to the settlement of pension liabilities of a small former manufacturing operation in 2021.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $40 million, $24 million and $36 million in 2023, 2022 and 2021, respectively. The $16 million (67%) increase in 2023 compared to 2022 and the $12 million (33%) decrease in 2022 compared to 2021 reflect the impact of a small portfolio of securities held at the holding company that were carried at fair value through net investment income. These securities, all of which were sold in 2022, declined in value by $7 million in 2022 and increased in value by $14 million in 2021. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment increased $9 million in 2023 compared to 2022 reflecting the impact of higher interest rates on cash and fixed maturity investments, partially offset by lower average investment balances and increased $9 million in 2022 compared to 2021 reflecting an increase in average investments, income from directly owned real estate investments acquired from the annuity subsidiaries in conjunction with the sale of the annuity business in May 2021 and the impact of higher interest rates.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2023, AFG collected $91 million in fees for these services compared to $82 million in 2022 and $73 million in 2021. Management views this fee income, net of the $57 million in 2023, $51 million in 2022 and $47 million in 2021, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $34 million in fees as compensation for providing services during the second half of 2023 related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date and $7 million in fees from AFG’s disposed annuity operations in both 2022 and 2021 as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of loss adjustment and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $16 million in 2023, $17 million in 2022 and $16 million in 2021, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $5 million in 2023, $16 million in 2022 and $6 million in 2021. The decrease in 2023 compared to 2022 and the increase in 2022 compared to 2021 is due primarily to income from the sale of real estate in 2022.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charge and the non-core gain (loss) on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $162 million in 2023 compared to $143 million in 2022, an increase of $19 million (13%) reflecting the favorable impact of poor stock market performance in 2022 on expenses related to deferred compensation obligations to employees that are tied to stock market performance. To mitigate the impact of fair value changes related to the equity components of these obligations, AFG entered into a total return swap in the second half of 2022.

Excluding the non-core loss on retirement of debt and the non-core loss on pension settlement discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $143 million in 2022 compared to $172 million in 2021, a decrease of $29 million (17%). This decrease reflects lower holding company expenses related to deferred compensation obligations to employees that are tied to stock market performance, partially offset by higher charges (included in AFG’s core operating earnings) to increase the liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $76 million in 2023, $85 million in 2022 and $94 million in 2021. The $9 million (11%) decrease in interest expense in 2023 compared to 2022 and the $9 million (10%) decrease in interest expense in 2022 compared to 2021 is due primarily to the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Special A&E Charge
As a result of the in-depth internal reviews of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded a pretax non-core special charge of $15 million in 2023 and minor charges in 2022 and 2021 (included in AFG’s core operating earnings) to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The 2023 charge reflects changes in the scope and costs of investigation and an increase in estimated remediation costs at a limited number of sites. AFG has also increased its reserve for asbestos and toxic substance exposures arising out of these operations. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $22 million in 2023, $17 million in 2022 and $9 million in 2021.

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

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $36 million in 2023 compared to $116 million in 2022, a decrease of $80 million (69%). AFG’s consolidated realized gains (losses) on securities were net losses of $116 million in 2022 compared to net gains of $110 million in 2021, a change of $226 million (205%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2023	2022	2021
Realized gains (losses) before impairment allowances:
Disposals	$(33)	$(15)	$5
Change in the fair value of equity securities	10	(96)	110
Change in the fair value of derivatives	(2)	(12)	(6)
Other	—	10	—
	(25)	(113)	109

Change in allowance for impairments on securities	(11)	(3)	1
Realized gains (losses) on securities	$(36)	$(116)	$110

The $33 million net realized loss from disposals in 2023 includes losses of $15 million from the sale of investments in banks and $5 million from the sale of municipal bonds.

The $10 million net realized gain from the change in the fair value of equity securities in 2023 includes gains of $8 million on investments in retail companies, $7 million on investments in banks and financing companies, $5 million on investments in capital goods companies and $4 million on investments in natural gas companies, partially offset by losses of $8 million on investments in media companies and $6 million on investments in energy companies.

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

Realized Gain (Loss) on Subsidiaries
In the third quarter of 2023, AFG recorded a realized loss on subsidiary of $4 million, consisting of a $26 million goodwill impairment charge, partially offset by a $22 million reduction in the fair value of a contingent consideration liability, both related to AFG’s investment in Verikai. See Note E — “Fair Value Measurements” and Note I — “Goodwill and Other Intangibles” to the financial statements.

In 2021, AFG recognized a pretax gain on sale of subsidiary of $4 million related to contingent consideration received on the sale of Neon.

Consolidated Income Taxes on Continuing Operations
AFG’s consolidated provision for income taxes on continuing operations was $221 million in 2023 compared to $225 million in 2022, a decrease of $4 million (2%). AFG’s consolidated provision for income taxes on continuing operations was $225 million in 2022 compared to $254 million in 2021, a decrease of $29 million (11%). See Note M — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

Real Estate Entities Acquired from the Annuity Operations
The results of AFG’s disposed annuity businesses are reported as discontinued operations. Prior to the completion of the sale, AFG’s property and casualty insurance operations acquired certain real estate-related partnerships and AFG parent acquired certain directly owned real estate from those operations. GAAP pretax earnings from continuing operations includes the earnings from these entities through the May 31, 2021 effective date of the sale and certain other expenses that were retained from the annuity operations. The retained real estate entities contributed $51 million in GAAP pretax earnings through the May 31, 2021 effective date of the sale.

Discontinued Annuity Operations
AFG’s discontinued annuity operations, which were sold on May 31, 2021, contributed $324 million in GAAP pretax earnings (excluding the gain on the sale of the annuity operations) in 2021.

The following table details AFG’s earnings before and after income taxes and the gain on the sale from its discontinued annuity operations for the year ended December 31, 2021 (dollars in millions):

Year ended December 31,
2021 (*)
Pretax annuity earnings historically reported as core operating earnings:
Pretax annuity earnings before items below	$106
Earnings on partnerships and similar investments	139
Total pretax annuity earnings historically reported as core operating earnings	245

Pretax amounts previously reported outside of annuity core earnings:
Impact of reinsurance, derivatives related to fixed indexed annuities (“FIAs”) and other impacts of changes in the stock market and interest rates on FIAs over or under option costs	(33)
Realized gains on securities	112
Total pretax amounts previously reported outside of annuity core earnings	79
GAAP pretax earnings from discontinued annuity operations, excluding the gain on the sale of the discontinued annuity operations	324
Provision for income taxes	66
GAAP net earnings from discontinued annuity operations, excluding the sale of the discontinued annuity operations	258
Gain on sale of discontinued annuity operations, net of tax	656
GAAP net earnings from discontinued annuity operations	$914
(*)Results through the May 31, 2021 effective date of the sale.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. ASU 2023-07 will require enhanced disclosures about significant segment expenses and a description of the composition of other segment expenses by business segment. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. As of December 31, 2023, AFG has not adopted ASU 2023-07. Management is evaluating the impact of the standard to the segment reporting disclosures. Since ASU 2023-07 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of December 31, 2023, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to the income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

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

	2023	2022
Fair value of fixed maturity portfolio	$10,434	$10,127
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(313)	$(304)

Equity Price Risk   AFG’s equity securities are reported at fair value with holding gains and losses recognized in net earnings. At December 31, 2023 and 2022, the fair value of AFG’s equity securities totaled $1.02 billion and $1.01 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. Market prices of equity securities, in general, are subject to fluctuations, which could cause future values to differ significantly from the current reported values. General economic swings influence the performance of the underlying industries and companies within those industries. Industry and company-specific risks also have the potential to substantially affect the value of AFG’s portfolio.

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

Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2023			December 31, 2022
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2024	$—	—%	2023	$—	—%
2025	—	—%	2024	—	—%
2026	—	—%	2025	—	—%
2027	—	—%	2026	—	—%
2028	—	—%	2027	—	—%
Thereafter	1,498	4.9%	Thereafter	1,521	4.9%
Total	$1,498	4.9%	Total	$1,521	4.9%

Fair Value	$1,345		Fair Value	$1,302

Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting AFG’s evaluation of the effectiveness of its internal control over financial reporting, AFG has not included Crop Risk Services (“CRS”), which was acquired in 2023. CRS constituted less than 1% of total assets and total net assets as of December 31, 2023 and less than 1% of total revenues and net earnings for the year then ended. CRS’ operations will be included in AFG’s assessment as of December 31, 2024. Refer to Note C — “Acquisitions and Sale of Businesses” to the consolidated financial statements for further discussion of this acquisition.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2023. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2023, is set forth on page 84.

Item 9B. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, American Financial Group, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crop Risk Services, which is included in the 2023 consolidated financial statements of the Company and constituted less than 1% of total and net assets as of December 31, 2023 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Crop Risk Services.

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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of American Financial Group, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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
As of December 31, 2023, the fair value of the Company’s fixed maturity securities totaled $10.43 billion, a portion of which are valued based on internally developed prices, using significant inputs not based on, or corroborated by, observable market information, or which are valued based on non-binding broker quotes. The fair values of these securities are determined by management applying the methodologies outlined in Note E to the consolidated financial statements. The credit spread applied by management for internally developed fixed maturity investment values and the lack of visibility into assumptions used in non-binding broker quotes are significant unobservable inputs, which create greater subjectivity when determining the fair values. Credit spread inputs are developed based on management’s review of trade activity for comparable securities and credit spreads over the treasury yield of securities with a similar duration.

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
As of December 31, 2023, the Company’s unpaid losses and loss adjustment expenses reserve liabilities net of reinsurance recoverables, net of allowance, (“reserves”) totaled $8.80 billion as disclosed in Note O to the consolidated financial statements. This liability represents management’s best estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses and is determined by using case-basis evaluations, actuarial projections, and management’s judgment. Estimating the reserves is inherently judgmental and is influenced by factors that are subject to significant variation, particularly for lines of business that develop or are paid over a long period of time or that contain exposures with high potential severities, such as workers’ compensation, other liability, and asbestos and environmental.

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
February 23, 2024

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$1,225	$872
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,752 and $10,736; allowance for expected credit losses of $12 and $11)	10,377	10,095
Fixed maturities, trading at fair value	57	32
Equity securities, at fair value	1,018	1,010
Investments accounted for using the equity method	1,814	1,700
Mortgage loans	643	676
Real estate and other investments	129	127
Total cash and investments	15,263	14,512

Recoverables from reinsurers	4,477	3,977
Prepaid reinsurance premiums	961	917
Agents’ balances and premiums receivable	1,471	1,339
Deferred policy acquisition costs	309	288
Assets of managed investment entities	4,484	5,447
Other receivables	1,171	886
Other assets	1,346	1,219
Goodwill	305	246
Total assets	$29,787	$28,831

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$13,087	$11,974
Unearned premiums	3,451	3,246
Payable to reinsurers	1,186	1,035
Liabilities of managed investment entities	4,307	5,332
Long-term debt	1,475	1,496
Other liabilities	2,023	1,696
Total liabilities	25,529	24,779

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,635,807 and 85,204,006 shares outstanding	84	85
Capital surplus	1,372	1,368
Retained earnings	3,121	3,142
Accumulated other comprehensive income (loss), net of tax	(319)	(543)
Total shareholders’ equity	4,258	4,052
Total liabilities and shareholders’ equity	$29,787	$28,831

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2023	2022	2021
Revenues:
Property and casualty insurance net earned premiums	$6,531	$6,085	$5,404
Net investment income	742	717	730
Realized gains (losses) on:
Securities	(36)	(116)	110
Subsidiaries	(4)	—	4
Income of managed investment entities:
Investment income	421	268	181
Gain (loss) on change in fair value of assets/liabilities	27	(31)	10
Other income	146	117	113
Total revenues	7,827	7,040	6,552

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	4,033	3,629	3,157
Commissions and other underwriting expenses	1,935	1,718	1,547
Interest charges on borrowed money	76	85	94
Expenses of managed investment entities	405	230	155
Other expenses	305	255	264
Total costs and expenses	6,754	5,917	5,217
Earnings from continuing operations before income taxes	1,073	1,123	1,335
Provision for income taxes	221	225	254
Net earnings from continuing operations	852	898	1,081
Net earnings from discontinued operations	—	—	914
Net Earnings	$852	$898	$1,995

Earnings per Basic Common Share from:
Continuing operations	$10.06	$10.55	$12.70
Discontinued operations	—	—	10.74
Total basic earnings	$10.06	$10.55	$23.44
Earnings per Diluted Common Share:
Continuing operations	$10.05	$10.53	$12.62
Discontinued operations	—	—	10.68
Total diluted earnings	$10.05	$10.53	$23.30
Average number of Common Shares:
Basic	84.7	85.1	85.1
Diluted	84.8	85.3	85.6

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2023	2022	2021
Net earnings	$852	$898	$1,995

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	176	(647)	(218)
Reclassification adjustment for realized (gains) losses included in net earnings	34	14	(17)
Reclassification adjustment for unrealized gains of subsidiaries sold	—	—	(884)
Total net unrealized gains (losses) on securities	210	(633)	(1,119)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(9)	(29)	(1)
Reclassification adjustment for investment income included in net earnings	21	—	(11)
Reclassification adjustment for unrealized gains on cash flow hedges of subsidiaries sold	—	—	(29)
Total net unrealized gains (losses) on cash flow hedges	12	(29)	(41)
Foreign currency translation adjustments	3	(2)	(2)
Pension and other postretirement plans adjustments (“OPRP”):
Unrealized holding gains (losses) on pension and OPRP arising during the period	(1)	2	(1)
Reclassification adjustment for pension settlement loss included in net earnings	—	—	9
Total pension and OPRP adjustments	(1)	2	8
Other comprehensive income (loss), net of tax	224	(662)	(1,154)

Comprehensive income	$1,076	$236	$841

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2020	86,345,246	$1,367	$4,149	$1,273	$6,789
Net earnings	—	—	1,995	—	1,995
Other comprehensive loss	—	—	—	(1,154)	(1,154)
Dividends ($28.06 per share)	—	—	(2,382)	—	(2,382)
Shares issued:
Exercise of stock options	1,208,964	59	—	—	59
Restricted stock awards	207,020	—	—	—	—
Other benefit plans	81,286	10	—	—	10
Dividend reinvestment plan	69,095	8	—	—	8
Stock-based compensation expense	—	16	—	—	16
Shares acquired and retired	(2,777,684)	(44)	(275)	—	(319)
Shares exchanged — benefit plans	(92,209)	(1)	(9)	—	(10)
Forfeitures of restricted stock	(120,753)	—	—	—	—
Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	898	—	898
Other comprehensive loss	—	—	—	(662)	(662)
Dividends ($14.31 per share)	—	—	(1,217)	—	(1,217)
Shares issued:
Exercise of stock options	182,054	7	—	—	7
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	78,460	10	—	—	10
Dividend reinvestment plan	33,794	4	—	—	4
Stock-based compensation expense	—	19	—	—	19
Shares acquired and retired	(89,368)	(1)	(10)	—	(11)
Shares exchanged — benefit plans	(57,420)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(15,559)	—	—	—	—
Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	852	—	852
Other comprehensive income	—	—	—	224	224
Dividends ($8.10 per share)	—	—	(687)	—	(687)
Shares issued:
Exercise of stock options	96,953	4	—	—	4
Restricted stock awards	165,513	—	—	—	—
Other benefit plans	104,207	13	—	—	13
Dividend reinvestment plan	20,614	3	—	—	3
Stock-based compensation expense	—	18	—	—	18
Shares acquired and retired	(1,872,544)	(34)	(179)	—	(213)
Shares exchanged — benefit plans	(64,060)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(18,882)	—	—	—	—
Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2023	2022	2021
Operating Activities:
Net earnings	$852	$898	$1,995
Adjustments:
Depreciation and amortization	78	100	187
Annuity benefits	—	—	377
Realized gains (losses) on investing activities	38	110	(1,131)
Net (purchases) sales of trading securities	(5)	(2)	(5)
Deferred annuity and life policy acquisition costs	—	—	(98)
Change in:
Reinsurance and other receivables	(794)	(644)	(350)
Other assets	(19)	(138)	344
Insurance claims and reserves	1,318	1,105	912
Payable to reinsurers	151	115	113
Other liabilities	72	(69)	(70)
Managed investment entities’ assets/liabilities	305	(183)	(144)
Other operating activities, net	(26)	(139)	(416)
Net cash provided by operating activities	1,970	1,153	1,714

Investing Activities:
Purchases of:
Fixed maturities	(2,005)	(4,387)	(7,978)
Equity securities	(146)	(239)	(193)
Mortgage loans	—	(273)	(218)
Equity index options and other investments	(150)	(141)	(391)
Real estate, property and equipment	(72)	(86)	(62)
Businesses	(234)	(10)	(123)
Proceeds from:
Maturities and redemptions of fixed maturities	1,310	2,511	5,035
Repayments of mortgage loans	34	118	84
Sales of fixed maturities	650	1,294	745
Sales of equity securities	164	174	523
Sales and settlements of equity index options and other investments	78	141	584
Sales of real estate, property and equipment	3	31	46
Sales of businesses	—	—	3,581
Cash and cash equivalents of businesses acquired and sold	26	—	(2,058)
Managed investment entities:
Purchases of investments	(1,466)	(1,515)	(2,155)
Proceeds from sales and redemptions of investments	2,228	1,335	2,112
Other investing activities, net	(6)	(4)	32
Net cash provided by (used in) investing activities	414	(1,051)	(436)

Financing Activities:
Reductions of long-term debt	(21)	(477)	—
Issuances of Common Stock	15	16	66
Repurchases of Common Stock	(213)	(11)	(319)
Cash dividends paid on Common Stock	(684)	(1,213)	(2,374)
Annuity receipts	—	—	2,403
Ceded annuity receipts	—	—	(311)
Annuity surrenders, benefits and withdrawals	—	—	(1,931)
Ceded annuity surrenders, benefits and withdrawals	—	—	282
Net transfers from variable annuity assets	—	—	34
Issuances of managed investment entities’ liabilities	670	1,206	2,883
Retirements of managed investment entities’ liabilities	(1,798)	(882)	(2,690)
Net cash used in financing activities	(2,031)	(1,361)	(1,957)
Net Change in Cash and Cash Equivalents	353	(1,259)	(679)
Cash and cash equivalents at beginning of year	872	2,131	2,810
Cash and cash equivalents at end of year	$1,225	$872	$2,131
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

A.    Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2023, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

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

In 2023, AFG had nonrecurring fair value measurements for the purchase price allocation related to its acquisition of Crop Risk Services (see Note C — “Acquisitions and Sale of Businesses”) and the write-off of a portion of goodwill related to AFG’s investment in Verikai (see Note I — “Goodwill and Other Intangibles”). These fair value measurements were based on significant inputs that are unobservable (Level 3). There were no other material nonrecurring fair value measurements in 2023, 2022 or 2021.

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

At December 31, 2023, assets and liabilities of managed investment entities included $263 million in assets and $225 million in liabilities of temporary warehousing entities that were established to provide AFG the ability to form new CLOs. At closing, all warehoused assets will be transferred to the new CLOs and the liabilities will be repaid.

Unpaid Losses and Loss Adjustment Expenses   The liabilities stated for unpaid claims and for expenses of investigation and adjustment of unpaid claims represent management’s best estimate and are based upon (i) the accumulation of case estimates for losses reported prior to the close of the accounting period on direct business written; (ii) estimates received from ceding reinsurers and insurance pools and associations; (iii) estimates of unreported losses (including possible development on known claims) based on past experience; (iv) estimates based on experience of expenses for investigating and adjusting claims; and (v) the current state of the law and coverage litigation. Establishing reserves for asbestos, environmental and other mass tort claims involves considerably more judgment than other types of claims due to, among other things, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, novel theories of coverage, and judicial interpretations that often expand theories of recovery and broaden the scope of coverage.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2023 – 0.1 million, 2022 – 0.2 million and 2021 – 0.5 million.

There were no anti-dilutive potential common shares related to stock compensation plans or adjustments to net earnings in the calculation of diluted earnings per share for the years ended December 31, 2023, 2022 or 2021.

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

Details of the assets and liabilities of the Annuity subsidiaries sold were as follows (in millions):

May 31, 2021
Assets of businesses sold:
Cash and cash equivalents	$2,060
Investments	38,323
Recoverables from reinsurers	6,748
Other assets	2,152
Total assets of discontinued annuity operations	49,283
Liabilities of businesses sold:
Annuity benefits accumulated	43,690
Other liabilities	1,813
Total liabilities of discontinued annuity operations	45,503
Reclassify AOCI	(913)
Net investment in annuity businesses sold, excluding AOCI	$2,867

Details of the results of operations for the discontinued annuity operations were (in millions):

Year Ended December 31, 2021 (*)
Net investment income	$746
Realized gains on securities	112
Other income	52
Total revenues	910
Annuity benefits	377
Annuity and supplemental insurance acquisition expenses	136
Other expenses	73
Total costs and expenses	586
Earnings before income taxes from discontinued operations	324
Provision for income taxes on discontinued operations	66
Net earnings from discontinued operations, net of tax	258
Gain on sale of discontinued operations, net of tax	656
Net earnings from discontinued operations	$914
(*)Results through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The impact of the sale of the annuity business is shown below (in millions):

May 31, 2021
Cash proceeds	$3,571
Sale related expenses	(8)
Total net proceeds	3,563

Net investment in annuity businesses sold, excluding AOCI	2,867
Reclassify net deferred tax asset	(199)
Pretax gain on sale	895
Income tax expense:
Reclassify net deferred tax asset	199
Tax liabilities triggered by the sale	41
Other	(1)
Total income tax expense	239
Net gain on sale	$656

Summarized cash flows for the discontinued annuity operations were (in millions):

Year Ended December 31, 2021 (*)
Net cash provided by operating activities	$67
Net cash used in investing activities	(1,689)
Net cash provided by financing activities	477
(*)Through the May 31, 2021 effective date of the sale.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
C.    Acquisitions and Sale of Businesses

Crop Risk Services   On July 3, 2023, AFG completed the acquisition of Crop Risk Services (“CRS”) from American International Group (“AIG”). CRS is a primary crop insurance general agent based in Decatur, Illinois, that generated crop year 2022 gross written premiums of approximately $1.2 billion and was the seventh largest provider of multi-peril crop insurance in the United States based on 2022 premiums. At closing, AFG paid AIG $234 million (based on $24 million in net tangible assets) using cash on hand.

AFG expensed the $3 million in acquisition costs incurred. The purchase price was allocated to the acquired assets and liabilities of CRS based on management’s best estimate of fair value as of the acquisition date. The purchase price allocation is shown below (in millions).

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
$210
(*)Included in Other assets in AFG’s Balance Sheet.

In the purchase price allocation, $124 million of the purchase price was recognized as finite lived intangible assets primarily related to existing agency relationships, which will be amortized over an average estimated life of approximately 14 years. The acquisition resulted in the recognition of $85 million in GAAP basis goodwill based on the excess of the purchase price over the fair value of the net assets acquired. The acquisition resulted in $79 million of tax basis goodwill, which is deductible for tax purposes.

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

AFG expensed the approximately $1 million in acquisition costs incurred. The purchase price was allocated to the acquired assets and liabilities of Verikai based on management’s best estimate of fair value as of the acquisition date. The purchase price allocation is shown below (in millions).

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

Annuity Operations   See Note B — “Discontinued Operations” for information on the sale of AFG’s annuity operations.

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

Sales of property and casualty insurance outside of the United States represented 3% of AFG’s revenues in 2023 and 4% in both 2022 and 2021.

The following tables (in millions) show AFG’s assets, revenues and earnings from continuing operations before income taxes by segment and sub-segment.

	2023	2022
Assets
Property and casualty insurance (*)	$24,475	$22,225
Other	5,312	6,606
Total assets	$29,787	$28,831
(*)Not allocable to sub-segments.

	2023	2022	2021
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$2,519	$2,487	$2,144
Specialty casualty	2,886	2,659	2,408
Specialty financial	867	698	642
Other specialty	259	241	210
Total premiums earned	6,531	6,085	5,404
Net investment income	729	683	663
Other income	16	12	27
Total property and casualty insurance	7,276	6,780	6,094
Other	591	376	293
Real estate-related entities (*)	—	—	51
Total revenues before realized gains (losses)	7,867	7,156	6,438
Realized gains (losses) on securities	(36)	(116)	110
Realized gains (losses) on subsidiaries	(4)	—	4
Total revenues	$7,827	$7,040	$6,552
(*)Represents investment income from the real estate and real estate-related entities acquired from AFG’s discontinued annuity operations while they were held by the annuity operations. Subsequent to the sale of the annuity operations, income from these investments is included in the segment of the acquirer.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2023	2022	2021
Earnings from Continuing Operations Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$184	$208	$279
Specialty casualty	375	500	377
Specialty financial	110	114	96
Other specialty	(36)	(42)	(15)
Other lines	(2)	(4)	(4)
Total underwriting	631	776	733
Investment and other income, net	673	643	657
Total property and casualty insurance	1,304	1,419	1,390
Other (a)	(191)	(180)	(220)
Real estate-related entities (b)	—	—	51
Total earnings from continuing operations before realized gains (losses) and income taxes	1,113	1,239	1,221
Realized gains (losses) on securities	(36)	(116)	110
Realized gains (losses) on subsidiaries	(4)	—	4
Total earnings from continuing operations before income taxes	$1,073	$1,123	$1,335
(a)Includes holding company interest and expenses, including a gain on retirement of debt of $1 million in 2023 and a loss on retirement of debt of $9 million in 2022, and a $15 million special charge in 2023 to increase asbestos and environmental (“A&E”) reserves related to AFG’s former railroad and manufacturing operations.
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

The contingent consideration liability related to the 2021 acquisition of Verikai, was measured using a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3 and represents the fair value of the up to $50 million in potential acquisition-related contingent consideration tied to performance measures over a specific time period. Due to slower than anticipated growth in the business supported by the Verikai technology, the fair value of this liability was reduced to zero in the third quarter of 2023. The $22 million gain from this change in fair value and a goodwill impairment charge of $26 million related to Verikai (see Note I — “Goodwill and Other Intangibles”) is included in realized gain (loss) on subsidiaries in AFG’s Statement of Earnings.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$235	$1	$—	$236
States, municipalities and political subdivisions	—	982	2	984
Foreign government	—	230	—	230
Residential MBS	—	1,656	2	1,658
Commercial MBS	—	74	—	74
Collateralized loan obligations	—	1,686	1	1,687
Other asset-backed securities	—	2,011	351	2,362
Corporate and other	9	2,757	380	3,146
Total AFS fixed maturities	244	9,397	736	10,377
Trading fixed maturities	—	57	—	57
Equity securities	500	33	485	1,018
Assets of managed investment entities (“MIE”)	335	4,140	9	4,484
Other assets — derivatives	—	6	—	6
Total assets accounted for at fair value	$1,079	$13,633	$1,230	$15,942
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	322	3,976	9	4,307
Other liabilities — derivatives	—	22	—	22
Total liabilities accounted for at fair value	$322	$3,998	$11	$4,331

December 31, 2022
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$219	$—	$—	$219
States, municipalities and political subdivisions	—	1,181	5	1,186
Foreign government	—	226	—	226
Residential MBS	—	1,589	9	1,598
Commercial MBS	—	85	—	85
Collateralized loan obligations	—	1,919	2	1,921
Other asset-backed securities	—	1,916	329	2,245
Corporate and other	8	2,288	319	2,615
Total AFS fixed maturities	227	9,204	664	10,095
Trading fixed maturities	—	32	—	32
Equity securities	556	27	427	1,010
Assets of managed investment entities	659	4,777	11	5,447
Total assets accounted for at fair value	$1,442	$14,040	$1,102	$16,584
Liabilities:
Contingent consideration — acquisitions	$—	$—	$25	$25
Liabilities of managed investment entities	645	4,676	11	5,332
Other liabilities — derivatives	—	42	—	42
Total liabilities accounted for at fair value	$645	$4,718	$36	$5,399

Approximately 8% of the total assets carried at fair value at December 31, 2023, were Level 3 assets. Approximately 9% ($111 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 1% ($9 million) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 28% ($345 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately $765 million (62%) of the total fair value of Level 3 assets at December 31, 2023. Approximately 69% ($528 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 18% ($139 million) of the internally developed Level 3 assets are equity securities which are priced primarily using internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2023, 2022 and 2021 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	(1)	1	(3)	2
Residential MBS	9	1	(1)	—	(3)	5	(9)	2
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	(2)	1	—	—	1	(1)	1
Other asset-backed securities	329	1	6	55	(39)	31	(32)	351
Corporate and other	319	(4)	5	92	(27)	8	(13)	380
Total AFS fixed maturities	664	(4)	11	147	(70)	46	(58)	736
Equity securities	427	15	—	121	(39)	—	(39)	485
Assets of MIE	11	(4)	—	2	—	—	—	9
Total Level 3 assets	$1,102	$7	$11	$270	$(109)	$46	$(97)	$1,230

Contingent consideration — acquisitions	$(25)	$23	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(25)	$23	$—	$—	$—	$—	$—	$(2)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2021	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2022
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	41	—	(3)	—	(1)	4	(36)	5
Residential MBS	14	—	(1)	—	(1)	7	(10)	9
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	2	—	2
Other asset-backed securities	278	1	(27)	94	(52)	35	—	329
Corporate and other	267	(1)	(22)	129	(39)	20	(35)	319
Total AFS fixed maturities	600	—	(53)	223	(93)	68	(81)	664
Equity securities	313	29	—	112	(24)	4	(7)	427
Assets of MIE	13	(5)	—	3	—	—	—	11
Total Level 3 assets	$926	$24	$(53)	$338	$(117)	$72	$(88)	$1,102

Contingent consideration — acquisitions	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)
Total Level 3 liabilities	$(23)	$—	$—	$(2)	$—	$—	$—	$(25)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2020	Net earnings (loss)	OCI	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Sale of annuity business	Balance at December 31, 2021
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	39	—	—	—	(4)	8	(2)	—	41
Residential MBS	38	(4)	—	6	(3)	6	(29)	—	14
Commercial MBS	2	—	—	—	—	—	(2)	—	—
Collateralized loan obligations	16	1	—	—	(2)	—	(15)	—	—
Other asset-backed securities	305	1	—	154	(156)	14	(40)	—	278
Corporate and other	138	(1)	(5)	184	(45)	5	(9)	—	267
Total AFS fixed maturities	538	(3)	(5)	344	(210)	33	(97)	—	600
Equity securities	176	99	—	78	(28)	—	(12)	—	313
Assets of MIE	21	—	—	5	—	1	(14)	—	13
Assets of discontinued annuity operations	2,971	85	(22)	209	(327)	32	(229)	(2,719)	—
Total Level 3 assets	$3,706	$181	$(27)	$636	$(565)	$66	$(352)	$(2,719)	$926

Contingent consideration — acquisitions	$—	$—	$—	$(23)	$—	$—	$—	$—	$(23)
Liabilities of discontinued annuity operations	(3,933)	(223)	—	(146)	159	—	—	4,143	—
Total Level 3 liabilities	$(3,933)	$(223)	$—	$(169)	$159	$—	$—	$4,143	$(23)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2023
Financial assets:
Cash and cash equivalents	$1,225	$1,225	$1,225	$—	$—
Mortgage loans	643	596	—	—	596
Total financial assets not accounted for at fair value	$1,868	$1,821	$1,225	$—	$596

Long-term debt	$1,475	$1,345	$—	$1,342	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,345	$—	$1,342	$3

2022
Financial assets:
Cash and cash equivalents	$872	$872	$872	$—	$—
Mortgage loans	676	626	—	—	626
Total financial assets not accounted for at fair value	$1,548	$1,498	$872	$—	$626

Long-term debt	$1,496	$1,302	$—	$1,299	$3
Total financial liabilities not accounted for at fair value	$1,496	$1,302	$—	$1,299	$3

F.    Investments

Available for sale fixed maturities at December 31 consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
December 31, 2023
Fixed maturities:
U.S. Government and government agencies	$243	$—	$1	$(8)	$(7)	$236
States, municipalities and political subdivisions	1,014	—	8	(38)	(30)	984
Foreign government	236	—	1	(7)	(6)	230
Residential MBS	1,788	1	26	(155)	(129)	1,658
Commercial MBS	75	—	—	(1)	(1)	74
Collateralized loan obligations	1,709	3	9	(28)	(19)	1,687
Other asset-backed securities	2,477	5	10	(120)	(110)	2,362
Corporate and other	3,210	3	52	(113)	(61)	3,146
Total fixed maturities	$10,752	$12	$107	$(470)	$(363)	$10,377

December 31, 2022
Fixed maturities:
U.S. Government and government agencies	$233	$—	$—	$(14)	$(14)	$219
States, municipalities and political subdivisions	1,234	—	3	(51)	(48)	1,186
Foreign government	240	—	—	(14)	(14)	226
Residential MBS	1,757	2	23	(180)	(157)	1,598
Commercial MBS	88	—	—	(3)	(3)	85
Collateralized loan obligations	1,988	1	1	(67)	(66)	1,921
Other asset-backed securities	2,435	7	1	(184)	(183)	2,245
Corporate and other	2,761	1	11	(156)	(145)	2,615
Total fixed maturities	$10,736	$11	$39	$(669)	$(630)	$10,095

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at December 31 (in millions):

	2023			2022
	Actual Cost	Fair Value	Fair Value Over (Under) Cost	Actual Cost	Fair Value	Fair Value Over (Under) Cost
Common stocks	$512	$586	$74	$556	$553	$(3)
Perpetual preferred stocks	422	432	10	436	457	21
Total equity securities carried at fair value	$934	$1,018	$84	$992	$1,010	$18

The following table shows the carrying value and net investment income from investments accounted for using the equity method held by AFG’s continuing operations (in millions):

	Carrying Value		Net Investment Income
	December 31, 2023	December 31, 2022	2023	2022	2021
Real estate-related investments (*)	$1,320	$1,229	$85	$233	$226
Private equity	457	438	9	32	100
Private debt	37	33	5	2	(5)
Total investments accounted for using the equity method	$1,814	$1,700	$99	$267	$321
(*)92% of the carrying value relates to underlying investments in multi-family housing properties at both December 31, 2023 and December 31, 2022.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $418 million and $396 million as of December 31, 2023 and December 31, 2022, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
December 31, 2023
Fixed maturities:
U.S. Government and government agencies	$—	$11	100%	$(8)	$191	96%
States, municipalities and political subdivisions	(1)	76	99%	(37)	526	93%
Foreign government	—	—	—%	(7)	207	97%
Residential MBS	(1)	42	98%	(154)	1,089	88%
Commercial MBS	—	—	—%	(1)	61	98%
Collateralized loan obligations	—	25	100%	(28)	807	97%
Other asset-backed securities	(1)	151	99%	(119)	1,663	93%
Corporate and other	(4)	123	97%	(109)	1,455	93%
Total fixed maturities	$(7)	$428	98%	$(463)	$5,999	93%

December 31, 2022
Fixed maturities:
U.S. Government and government agencies	$(4)	$111	97%	$(10)	$107	91%
States, municipalities and political subdivisions	(50)	967	95%	(1)	15	94%
Foreign government	(5)	90	95%	(9)	134	94%
Residential MBS	(115)	1,078	90%	(65)	315	83%
Commercial MBS	(2)	44	96%	(1)	33	97%
Collateralized loan obligations	(44)	1,224	97%	(23)	587	96%
Other asset-backed securities	(100)	1,361	93%	(84)	740	90%
Corporate and other	(105)	1,665	94%	(51)	413	89%
Total fixed maturities	$(425)	$6,540	94%	$(244)	$2,344	91%

At December 31, 2023, the gross unrealized losses on fixed maturities of $470 million relate to approximately 1,450 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 94% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2023.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities held by AFG’s continuing operations is shown below (in millions):

	Structured securities (*)	Corporate and other	Total
Balance at December 31, 2020	$10	$2	$12
Provision for expected credit losses on securities with no previous allowance	—	1	1
Reductions to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(2)	(2)
Balance at December 31, 2021	8	1	9
Provision for expected credit losses on securities with no previous allowance	4	1	5
Reductions to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at December 31, 2022	10	1	11
Provision for expected credit losses on securities with no previous allowance	1	8	9
Additions (reductions) to previously recognized expected credit losses	2	(1)	1
Reductions due to sales or redemptions	(4)	(5)	(9)
Balance at December 31, 2023	$9	$3	$12
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In 2023, 2022 and 2021, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of December 31, 2023 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized Cost, net (*)	Fair Value
		Amount	%
Maturity
One year or less	$531	$521	5%
After one year through five years	2,744	2,663	26%
After five years through ten years	1,147	1,143	11%
After ten years	278	269	2%
	4,700	4,596	44%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,178	4,049	39%
MBS (average life of approximately 6.5 years)	1,862	1,732	17%
Total	$10,740	$10,377	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2023 or 2022.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred in AFG’s continuing operations.

	2023	2022	2021
Investment income:
Fixed maturities:
Interest and amortization	$502	$376	$290
Change in fair value (a)	(3)	—	—
Equity securities:
Dividends	34	39	30
Change in fair value (b)	36	(2)	61
Equity in earnings of partnerships and similar investments	99	267	321
Other	90	53	40
Gross investment income	758	733	742
Investment expenses	(16)	(16)	(12)
Net investment income	$742	$717	$730
(a)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.
(b)Although the change in the fair value of the majority of AFG’s equity securities is recorded in realized gains (losses) on securities, AFG records holding gains and losses on limited partnerships and similar investments that do not qualify for equity method accounting and related equity investments in net investment income.

Realized gains (losses) and changes in unrealized appreciation (depreciation) from continuing operations included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	2023				2022
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(35)	$(10)	$(45)	$267	$(27)	$(3)	$(30)	$(803)
Equity securities	10	—	10	—	(96)	—	(96)	—
Mortgage loans and other investments	—	(1)	(1)	—	10	—	10	—
Total pretax	(25)	(11)	(36)	267	(113)	(3)	(116)	(803)
Tax effects	5	3	8	(57)	23	1	24	170
Net of tax	$(20)	$(8)	$(28)	$210	$(90)	$(2)	$(92)	$(633)

	2021
	Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(1)	$1	$—	$(111)
Equity securities	110	—	110	—
Mortgage loans and other investments	—	—	—	—
Total pretax	109	1	110	(111)
Tax effects	(23)	—	(23)	23
Net of tax	$86	$1	$87	$(88)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities from continuing operations during 2023, 2022 and 2021 on securities that were still owned at December 31 of each year presented as follows (in millions):

	2023	2022	2021
Included in realized gains (losses)	$(2)	$(95)	$65
Included in net investment income	36	5	54
	$34	$(90)	$119

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions from continuing operations consisted of the following (in millions):

	2023	2022	2021
Gross gains	$5	$3	$7
Gross losses	(38)	(18)	(1)

G.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2023		December 31, 2022
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$1	$22	$—	$37

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	81	—	40	—
Total return swap	Other assets/Other liabilities	5	—	—	5
		$87	$22	$40	$42

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR (previously based on LIBOR). The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.30 billion at December 31, 2023 compared to $1.25 billion at December 31, 2022, reflecting the issuance of six new swaps with a total notional amount of $230 million in 2023, partially offset by scheduled amortization. In 2023 and 2022 a loss of $26 million and income of less than $1 million (net), respectively, were reclassified from AOCI to net earnings. Based on forward interest rate curves at December 31, 2023, management estimates that it will reclassify approximately $20 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $48 million and $62 million at December 31, 2023 and December 31, 2022, respectively, is included in other assets in AFG’s Balance Sheet.

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

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap, beginning in 2022. AFG’s Balance Sheet includes a $5 million liability to return collateral related to the swap (included in other liabilities) at December 31, 2023, and a $7 million receivable for collateral posted related to the swap (included in other assets) at December 31, 2022.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for 2023, 2022 and 2021 (in millions):

		Non-designated hedges - gains (losses) included in net earnings			Qualifying cash flow hedges - gains (losses) reclassified from AOCI to net earnings
	Statement of Earnings Line	2023	2022	2021	2023	2022	2021
Derivative instruments of continuing operations:
Interest rate swaps	Net investment income	$—	$—	$—	$(26)	$—	$—
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(2)	(12)	(6)	—	—	—
Fixed maturities with embedded derivatives	Net investment income	(4)	—	—	—	—	—
Total return swap	Other expenses	13	(5)	—	—	—	—
Total earnings (losses) of continuing operations		$7	$(17)	$(6)	$(26)	$—	$—

Derivative instruments of discontinued operations (*):
Interest rate swaps	Net earnings from discontinued operations	$—	$—	$—	$—	$—	$14
MBS with embedded derivatives	Net earnings from discontinued operations	—	—	(1)	—	—	—
Fixed-indexed and variable-indexed annuities (embedded derivative)	Net earnings from discontinued operations	—	—	(222)	—	—	—
Equity index call options	Net earnings from discontinued operations	—	—	237	—	—	—
Equity index put options	Net earnings from discontinued operations	—	—	5	—	—	—
Reinsurance contract (embedded derivative)	Net earnings from discontinued operations	—	—	1	—	—	—
Total earnings (losses) of discontinued operations		—	—	20	—	—	14
Earnings (losses)		$7	$(17)	$14	$(26)	$—	$14
(*)Earnings (losses) for 2021 are through the May 31, 2021 effective date of the sale of the annuity business.

H.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 9.0% to 100% of the most subordinate debt tranche of twelve active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2023, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $177 million (including $106 million invested in the most subordinate tranches and $38 million invested in temporary warehousing entities) at December 31, 2023.

In 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG). In 2022, AFG formed two new CLOs, which issued $754 million face amount of liabilities (including $48 million face amount purchased by AFG). In 2021, AFG formed one new CLO, which issued $408 million face amount of liabilities (including $14 million face amount purchased by AFG’s continuing operations). In 2023, four CLOs were substantially liquidated in accordance with the CLO indentures.

The following table shows a progression of the fair value of AFG's investment in CLO tranches held by continuing operations (in millions):

	2023	2022	2021
Balance at beginning of period	$112	$76	$57
Purchases	32	66	21
Sales	—	—	—
Distributions	(34)	(18)	(22)
Change in fair value	27	(11)	20
Change in accrued interest	—	(1)	—
Balance at end of period (*)	$137	$112	$76
(*)Excludes $38 million and $3 million invested in temporary warehousing entities at December 31, 2023 and December 31, 2022, respectively, that were established to provide AFG the ability to form new CLOs.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2023	2022	2021
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$144	$(267)	$69
Liabilities	(117)	236	(59)
Management fees paid to AFG	16	17	16
CLO earnings (losses) attributable to AFG:
From continuing operations	$27	$(10)	$20
From discontinued annuity operations	—	—	20
Total	$27	$(10)	$40
(*)Included in revenues in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $109 million and $339 million at December 31, 2023 and 2022, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $253 million and $413 million at those dates. The CLO assets include loans with an aggregate fair value of $7 million at December 31, 2023 and $4 million at December 31, 2022, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $13 million at December 31, 2023 and $17 million at December 31, 2022).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.69 billion at December 31, 2023 and $1.92 billion at December 31, 2022.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2021, 2022 and 2023 are presented in the following table (in millions):

Balance at January 1, 2021	$176
Purchase of Verikai	70
Balance at December 31, 2021 and 2022	246
Purchase of CRS	85
Goodwill impairment charge related to investment in Verikai	(26)
Balance at December 31, 2023	$305

AFG recorded a goodwill impairment charge of $26 million in 2023 related to its investment in Verikai (included in the property and casualty insurance segment). The impairment indicator was slower than anticipated growth in the business supported by the Verikai technology relative to what was projected at acquisition. Management utilized the discounted cash flow method of the income approach to calculate the impairment charge. This charge and the impact of reducing the fair value of the contingent consideration related to the Verikai acquisition (see Note E — “Fair Value Measurements”) are included in realized loss on subsidiaries in AFG’s Statement of Earnings.

Included in other assets in AFG’s Balance Sheet is $213 million at December 31, 2023 and $108 million at December 31, 2022 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $39 million and $24 million, respectively. Amortization of intangibles was $15 million in 2023, $11 million in 2022 and $6 million in 2021. The increase in amortizable intangible assets is a result of AFG’s acquisition of CRS in July 2023 and relates primarily to existing agency relationships (see Note C — “Acquisitions and Sale of Businesses”). Future amortization of intangibles (weighted average amortization period of 6 years is estimated to be $20 million per year in 2024, $19 million in 2025 and 2026, $20 million in 2027, $17 million in 2028 and $118 million thereafter.

J.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2023			2022
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$582	$(1)	$581
5.25% Senior Notes due April 2030	253	(4)	249	261	(5)	256
Other	3	—	3	3	—	3
	823	(5)	818	846	(6)	840

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(6)	194
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(19)	656
	$1,498	$(23)	$1,475	$1,521	$(25)	$1,496

At December 31, 2023, scheduled principal payments on debt for the subsequent five years and thereafter are as follows: 2024 — none; 2025 — none; 2026 — none; 2027 — none; 2028 — none and thereafter — $1.50 billion.

During 2023, AFG repurchased $15 million principal amount of its 4.50% Senior Notes due in June 2047 for $13 million and $8 million principal amount of its 5.25% Senior Notes due in April 2030 for $8 million in open market transactions.

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

In June 2023, AFG replaced its existing credit facility with a new five-year, $450 million revolving credit facility which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at December 31, 2023 or under AFG’s previous credit facility at December 31, 2022.

Cash interest payments on long-term debt were $74 million in 2023, $89 million in 2022 and $92 million in 2021.

K.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance or short-term leases at December 31, 2023 or December 31, 2022.

AFG’s operating lease right-of-use asset and operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet at December 31 and are presented in the following table (in millions):

	2023	2022
Right-of-use asset	$176	$103
Lease liability	198	116

The increase in the lease liability and right-of-use asset in 2023 is due primarily to the renewal of AFG’s largest office lease in the second quarter of 2023, which extended the term for an additional 10 years.
The following table details AFG’s lease activity for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Operating lease expense included in other expenses	$36	$36	$41
Sublease income (*)	—	(2)	(2)
Total lease expense, net of sublease income	$36	$34	$39
(*)Sublease income consisted of rent from third parties of office space and is included in other income in AFG’s Statement of Earnings.

Other operating lease information for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Cash paid for lease liabilities reported in operating cash flows	$38	$38	$43
Right-of-use assets obtained under new leases	102	11	10

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at December 31, 2023 (in millions):

Operating lease payments:
2024	$37
2025	30
2026	26
2027	24
2028	20
Thereafter	150
Total lease payments	287
Impact of discounting	(89)
Operating lease liability	$198

Weighted-average remaining lease term	13.6 years
Weighted-average discount rate	5.1%

L.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2023, there were 2.1 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a four-year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2023	615,867	$111.97
Granted	165,513	$130.52
Vested	(189,606)	$101.86
Forfeited	(18,882)	$123.65
Outstanding at December 31, 2023	572,892	$120.28

The total fair value of restricted stock that vested during 2023, 2022 and 2021 was $25 million, $23 million and $28 million, respectively.

AFG has not granted any stock options since 2015. Options granted in prior years have an exercise price equal to the market price of AFG Common Stock at the date of grant (adjusted for certain special dividends). Options generally became exercisable at the rate of 20% per year commencing one year after grant and expire ten years after the date of grant.

Data for stock options issued under AFG’s stock incentive plans is presented below:

	Shares	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	243,604	$44.75
Exercised	(96,953)	$42.46
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2023	146,651	$46.26	0.7 years	$11

Options exercisable at December 31, 2023	146,651	$46.26	0.7 years	$11

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The total intrinsic value of options exercised during 2023, 2022 and 2021 was $8 million, $18 million and $88 million, respectively. During 2023, 2022 and 2021, AFG received $4 million, $7 million and $58 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $1 million, $3 million and $14 million during those years, respectively.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $18 million for 2023, $19 million for 2022 and $16 million for 2021. AFG’s provision for income tax includes tax benefits of $6 million in 2023, $8 million in 2022 and $19 million in 2021 related to AFG’s stock incentive plans. At December 31, 2023, there was $32 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average of 2.5 years. At December 31, 2023, there was no unrecognized compensation expense related to unvested stock options.

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

The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Year ended December 31, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$224	$(48)	$176
Reclassification adjustment for realized (gains) losses included in net earnings (*)		43	(9)	34
Total net unrealized gains (losses) on securities	$(497)	267	(57)	210	$(287)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(11)	2	(9)
Reclassification adjustment for investment income included in net earnings (*)		26	(5)	21
Total net unrealized gains (losses) on cash flow hedges	(29)	15	(3)	12	(17)
Foreign currency translation adjustments	(20)	2	1	3	(17)
Pension and other postretirement plan adjustments	3	(1)	—	(1)	2
Total	$(543)	$283	$(59)	$224	$(319)

Year ended December 31, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(821)	$174	$(647)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		18	(4)	14
Total net unrealized gains (losses) on securities	$136	(803)	170	(633)	$(497)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(37)	8	(29)
Reclassification adjustment for investment income included in net earnings (*)		—	—	—
Total net unrealized gains (losses) on cash flow hedges	—	(37)	8	(29)	(29)
Foreign currency translation adjustments	(18)	(1)	(1)	(2)	(20)
Pension and other postretirement plan adjustments	1	2	—	2	3
Total	$119	$(839)	$177	$(662)	$(543)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Year ended December 31, 2021
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(275)	$57	$(218)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		(22)	5	(17)
Reclassification for unrealized gains of subsidiaries sold		(1,119)	235	(884)
Total net unrealized gains (losses) on securities	$1,255	(1,416)	297	(1,119)	$136
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(1)	—	(1)
Reclassification adjustment for investment income included in net earnings from discontinued operations		(14)	3	(11)
Reclassification for unrealized gains on cash flow hedges of subsidiaries sold		(37)	8	(29)
Total net unrealized gains (losses) on cash flow hedges	41	(52)	11	(41)	—
Foreign currency translation adjustments	(16)	(2)	—	(2)	(18)
Pension and other postretirement plan adjustments:
Unrealized holding gains (losses) on pension and other postretirement plans arising during the period		(1)	—	(1)
Reclassification adjustment for pension settlement loss included in other expense in net earnings		11	(2)	9
Total pension and other postretirement plan adjustments	(7)	10	(2)	8	1
Total	$1,273	$(1,460)	$306	$(1,154)	$119
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Pretax - Net unrealized gains (losses) on pension and other postretirement plans	Other expenses
Tax	Provision for income taxes

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Income Taxes

The following is a reconciliation of income taxes on continuing operations at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2023		2022		2021
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings from continuing operations before income taxes (“EBT”)	$1,073		$1,123		$1,335

Income taxes at statutory rate	$225	21%	$236	21%	$280	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(5)	(1%)	(8)	(1%)	(16)	(1%)
Tax exempt interest	(5)	(1%)	(6)	(1%)	(8)	(1%)
Adjustment to prior year taxes	(5)	—%	(3)	—%	(1)	—%
Stock-based compensation	(2)	—%	(5)	—%	(13)	(1%)
Change in valuation allowance	(2)	—%	(9)	(1%)	(4)	—%
Dividend received deduction	(2)	—%	(2)	—%	(2)	—%
Nondeductible expenses	11	1%	8	1%	8	1%
Foreign operations	6	1%	7	1%	—	—%
Other	—	—%	7	—%	10	—%
Provision for income taxes as shown in the statement of earnings	$221	21%	$225	20%	$254	19%

On January 1, 2023, the two major tax provisions in the Inflation Reduction Act ("IRA”) became effective. The IRA created a new corporate alternative minimum tax (“CAMT”) based on the earnings that a company reports in its financial statements and imposes a 1% excise tax on corporate stock repurchases. Any CAMT incurred would be available to offset taxes payable under the standard calculation in future periods. Accordingly, the CAMT is a timing difference and would result in the recording of an offsetting deferred tax asset with no impact on overall income tax expense. Based on current guidance, while AFG meets the financial statement income thresholds to be subject to CAMT, management does not believe AFG will incur a CAMT liability for 2023. The excise tax on stock repurchases in excess of any issuances is recorded as part of the cost of the repurchases directly in shareholders’ equity.

Since almost all of AFG’s earnings are taxable based on U.S. tax rates, the Global Intangible Low-taxed Income (“GILTI”) provision is not expected to be material to AFG’s results of operations and will be recorded in the period that any tax arises.

The Organisation for Economic Co-operation and Development, an intergovernmental organization with 38 member countries, has proposed a global minimum corporate tax rate of 15% (“Pillar Two”). Due to AFG’s limited international operations and the tax rate AFG is subject to in those jurisdictions, management does not believe Pillar Two will have a material impact on AFG’s results of operations.

AFG’s 2013 — 2018 and 2020 — 2023 tax years remain subject to examination by the IRS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Total earnings before income taxes include earnings subject to tax in foreign jurisdictions of $32 million in 2023, $64 million in 2022 and $33 million in 2021.

The total income tax provision of continuing operations consists of (in millions):

	2023	2022	2021
Current taxes:
Federal	$176	$192	$162
State	9	10	7
Foreign	(1)	1	1
Deferred taxes:
Federal	37	22	84
Provision for income taxes	$221	$225	$254
For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2023 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2024 - 2041	$10
Operating Loss – United Kingdom	indefinite	38	(*)
(*)£30 million

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$2	$2
Foreign underwriting losses	10	10
Insurance claims and reserves	269	255
Employee benefits	111	108
Other, net	25	24
Total deferred tax assets before valuation allowance	417	399
Valuation allowance against deferred tax assets	(14)	(16)
Total deferred tax assets	403	383
Deferred tax liabilities:
Investment securities	(177)	(52)
Deferred policy acquisition costs	(70)	(66)
Insurance claims and reserves transition liability	(8)	(12)
Real estate, property and equipment	(12)	(23)
Total deferred tax liabilities	(267)	(153)
Net deferred tax asset	$136	$230

AFG’s net deferred tax asset at December 31, 2023 and 2022 is included in other assets in AFG’s Balance Sheet. The decrease in AFG’s net deferred tax asset at December 31, 2023 compared to December 31, 2022 reflects lower net unrealized losses on fixed maturities at December 31, 2023 compared to December 31, 2022 and the increase in fair value of equity securities still owned.

The likelihood of realizing deferred tax assets is reviewed periodically. Any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

At both December 31, 2023 and December 31, 2022, there are unrecognized tax benefits and related interest and penalties of less than $1 million that, if recognized, would impact the effective tax rate. AFG’s provision for income taxes in 2023, 2022 and 2021 included interest expense of less than $1 million related to unrecognized tax benefits. There were liabilities of less than $1 million for interest related to unrecognized tax benefits at both December 31, 2023 and

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022. There were no penalties related to unrecognized tax benefits included in AFG’s provision for income taxes in 2023, 2022 and 2021. There is no liability for penalties related to unrecognized tax benefits at December 31, 2023 or December 31, 2022.

Cash payments for income taxes, net of refunds, were $201 million, $242 million and $212 million for 2023, 2022 and 2021, respectively.

N.    Contingencies

Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a range of reasonably possible losses cannot be estimated. Accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by Penn Central Transportation Company (“PCTC”), the predecessor to American Premier Underwriters, Inc (including its subsidiaries, “American Premier”), prior to PCTC’s bankruptcy reorganization in 1978 and certain manufacturing operations disposed of by American Premier and Great American Financial Resources, Inc. (“GAFRI”).

AFG completed in-depth internal reviews of its asbestos and environmental (“A&E”) reserves in the third quarters of 2023, 2022 and 2021. The 2023 internal review resulted in a pretax special A&E charge of $15 million for the former railroad and manufacturing operations. The 2022 and 2021 reviews resulted in smaller adjustments to AFG’s A&E reserves.

The property and casualty group’s liability for A&E reserves was $498 million at December 31, 2023; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $128 million.

At December 31, 2023, American Premier and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $94 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2023, GAFRI had a liability of $7 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

O.    Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.22 billion at December 31, 2023, were on deposit as required by regulatory authorities.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The incurred but not reported (“IBNR”) reserve is derived by first estimating the ultimate unpaid reserve liability and subtracting case reserves for loss and LAE.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 4.5% at December 31, 2023 and 3.5% at December 31, 2022, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $9 million at both December 31, 2023 and 2022, respectively).

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2023	2022	2021
Balance at beginning of period	$11,974	$11,074	$10,392
Less reinsurance recoverables, net of allowance	3,767	3,419	3,117
Net liability at beginning of period	8,207	7,655	7,275
Provision for losses and LAE occurring in the current year	4,256	3,914	3,436
Net decrease in the provision for claims of prior years	(223)	(285)	(279)
Total losses and LAE incurred	4,033	3,629	3,157
Payments for losses and LAE of:
Current year	(1,261)	(1,212)	(1,024)
Prior years	(2,181)	(1,870)	(1,753)
Total payments	(3,442)	(3,082)	(2,777)
Foreign currency translation and other	1	5	—
Net liability at end of period	8,799	8,207	7,655
Add back reinsurance recoverables, net of allowance	4,288	3,767	3,419
Gross unpaid losses and LAE included in the balance sheet	$13,087	$11,974	$11,074

The net decrease in the provision for claims of prior years in 2023 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency and severity across the transportation businesses and lower than anticipated claim frequency in the property and inland marine and ocean marine businesses and in the Singapore operations (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the trade credit, financial institutions and surety businesses and lower than expected claim frequency and severity in the fidelity business (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the public sector business and higher than expected claim frequency and severity in the excess liability and general liability businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years in 2022 reflects (i) lower than anticipated losses in the crop business, lower than expected claim frequency in the trucking and ocean marine businesses and in the Singapore operations, lower than expected claim frequency and severity in the aviation business and lower than anticipated claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability and excess and surplus businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety, trade credit and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the general liability, umbrella and excess liability, and certain targeted markets businesses (within the Specialty casualty sub-segment) and (ii) net adverse development associated with AFG’s internal reinsurance program, primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment (within Other specialty).

The net decrease in the provision for claims of prior years in 2021 reflects (i) lower than anticipated claim frequency and severity in the transportation businesses, lower than expected losses in the crop business, lower than expected claim severity in the ocean marine business and lower than expected claim frequency in the aviation business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the surety and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
severity in the general liability and targeted markets businesses (within the Specialty casualty sub-segment) and (ii) net adverse development associated with AFG’s internal reinsurance program, primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment (within Other specialty).

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2023
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,636
Specialty casualty	4,984
Specialty financial	328
Other specialty	580
Total Specialty (excluding foreign reserves)	7,528

Other reserves
Foreign operations	396
A&E reserves	370
Unallocated LAE	448
Other	57
Total other reserves	1,271
Total reserves, net of reinsurance	8,799

Add back reinsurance recoverables, net of allowance	4,288
Gross unpaid losses and LAE included in the balance sheet	$13,087

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2023
	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$844	$828	$817	$820	$815	$808	$804	$802	$800	$800	$5	133,284
2015		818	784	779	777	777	772	768	769	769	4	135,083
2016			746	716	714	706	694	688	689	689	8	121,400
2017				889	847	843	823	816	820	820	11	140,998
2018					932	902	886	876	882	876	15	130,721
2019						1,111	1,058	1,051	1,055	1,057	26	154,248
2020							1,043	974	957	949	39	122,112
2021								1,119	1,023	1,022	69	123,416
2022									1,393	1,316	157	136,540
2023										1,472	432	127,664
									Total	$9,770

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	% (a)
2014	$329	$632	$693	$744	$770	$783	$789	$791	$792	$793	99.1%
2015		359	582	667	707	736	744	750	755	761	99.0%
2016			294	521	577	618	640	656	665	672	97.5%
2017				379	640	696	735	755	783	794	96.8%
2018					396	676	738	781	824	838	95.7%
2019						527	823	904	959	998	94.4%
2020							461	726	804	857	90.3%
2021								449	767	867	84.8%
2022									587	1,018	77.4%
2023										562	38.2%
									Total	$8,160
				Unpaid losses and LAE — years 2014 through 2023						1,610
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								26
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,636

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	44.7%	31.5%	8.3%	5.4%	3.5%	2.0%	1.0%	0.6%	0.5%	0.1%
Cumulative	44.7%	76.2%	84.5%	89.9%	93.4%	95.4%	96.4%	97.0%	97.5%	97.6%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2023).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2023
	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,035	$1,008	$1,008	$1,006	$982	$967	$952	$950	$955	$951	$28	57,373
2015		1,081	1,043	1,041	1,042	1,024	1,021	1,015	1,007	1,002	36	58,456
2016			1,131	1,122	1,116	1,101	1,090	1,069	1,046	1,036	63	56,695
2017				1,211	1,221	1,204	1,189	1,162	1,139	1,139	110	57,386
2018					1,277	1,307	1,302	1,262	1,269	1,264	169	59,456
2019						1,308	1,311	1,322	1,280	1,284	230	59,684
2020							1,352	1,329	1,258	1,232	313	54,129
2021								1,384	1,389	1,342	497	55,962
2022									1,475	1,503	697	56,742
2023										1,648	1,035	53,352
									Total	$12,401

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	% (a)
2014	$190	$412	$574	$680	$755	$801	$829	$862	$881	$899	94.5%
2015		178	411	577	702	792	844	888	913	934	93.2%
2016			186	418	584	713	806	870	906	938	90.5%
2017				200	422	612	755	833	902	959	84.2%
2018					210	475	649	794	901	991	78.4%
2019						212	455	651	795	913	71.1%
2020							188	446	613	757	61.4%
2021								191	438	625	46.6%
2022									198	507	33.7%
2023										248	15.0%
									Total	$7,771
				Unpaid losses and LAE — years 2014 through 2023						4,630
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								354
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$4,984

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	16.4%	20.9%	15.4%	11.9%	8.4%	5.9%	4.0%	3.0%	2.0%	1.9%
Cumulative	16.4%	37.3%	52.7%	64.6%	73.0%	78.9%	82.9%	85.9%	87.9%	89.8%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2023).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2023
	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$146	$157	$156	$153	$147	$142	$137	$136	$135	$134	$—	29,471
2015		156	160	158	153	145	138	136	135	133	—	37,629
2016			179	184	187	182	174	170	173	172	1	45,185
2017				212	215	212	208	203	202	210	5	48,840
2018					212	217	219	207	201	198	6	46,805
2019						194	198	191	186	182	9	41,939
2020							231	215	202	193	15	29,732
2021								223	201	187	25	27,355
2022									243	234	54	23,638
2023										310	127	20,542
									Total	$1,953

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	% (a)
2014	$62	$109	$125	$128	$137	$139	$141	$140	$141	$141	105.2%
2015		72	110	129	133	132	134	134	134	133	100.0%
2016			88	141	158	161	163	164	171	172	100.0%
2017				120	169	186	194	193	192	194	92.4%
2018					112	163	187	188	192	193	97.5%
2019						99	146	164	168	170	93.4%
2020							100	144	159	162	83.9%
2021								98	136	146	78.1%
2022									108	164	70.1%
2023										150	48.4%
									Total	$1,625
				Unpaid losses and LAE — years 2014 through 2023						328
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								—
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$328

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	51.8%	26.3%	9.9%	2.2%	1.6%	0.7%	1.6%	(0.1%)	—%	—%
Cumulative	51.8%	78.1%	88.0%	90.2%	91.8%	92.5%	94.1%	94.0%	94.0%	94.0%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2023).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2023
	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$58	$57	$59	$59	$60	$61	$64	$66	$68	$72	$3	—
2015		59	60	63	66	76	82	84	87	87	5	—
2016			61	61	65	71	76	77	78	77	8	—
2017				63	65	70	81	88	95	97	8	—
2018					86	90	92	94	100	111	21	—
2019						108	107	108	111	119	21	—
2020							122	117	129	126	39	—
2021								135	141	138	69	—
2022									159	152	92	—
2023										201	137	—
									Total	$1,180

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	% (b)
2014	$13	$21	$30	$36	$43	$50	$53	$54	$56	$60	83.3%
2015		10	26	31	50	62	69	75	76	81	93.1%
2016			9	19	31	47	53	60	64	66	85.7%
2017				10	19	30	52	63	76	83	85.6%
2018					12	23	32	44	60	77	69.4%
2019						9	24	49	61	79	66.4%
2020							9	21	44	66	52.4%
2021								8	27	49	35.5%
2022									11	35	23.0%
2023										29	14.4%
									Total	$625
				Unpaid losses and LAE — years 2014 through 2023						555
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								25
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$580

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	10.5%	12.6%	13.6%	16.0%	12.0%	11.1%	5.9%	1.7%	4.3%	5.6%
Cumulative	10.5%	23.1%	36.7%	52.7%	64.7%	75.8%	81.7%	83.4%	87.7%	93.3%
(a)The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).
(b)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2023).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2023
	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$2,083	$2,050	$2,040	$2,038	$2,004	$1,978	$1,957	$1,954	$1,958	$1,957	$36	220,128
2015		2,114	2,047	2,041	2,038	2,022	2,013	2,003	1,998	1,991	45	231,168
2016			2,117	2,083	2,082	2,060	2,034	2,004	1,986	1,974	80	223,280
2017				2,375	2,348	2,329	2,301	2,269	2,256	2,266	134	247,224
2018					2,507	2,516	2,499	2,439	2,452	2,449	211	236,982
2019						2,721	2,674	2,672	2,632	2,642	286	255,871
2020							2,748	2,635	2,546	2,500	406	205,973
2021								2,861	2,754	2,689	660	206,733
2022									3,270	3,205	1,000	216,920
2023										3,631	1,731	201,558
									Total	$25,304

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2014–2022 is Supplementary Information and Unaudited)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	% (a)
2014	$594	$1,174	$1,422	$1,588	$1,705	$1,773	$1,812	$1,847	$1,870	$1,893	96.7%
2015		619	1,129	1,404	1,592	1,722	1,791	1,847	1,878	1,909	95.9%
2016			577	1,099	1,350	1,539	1,662	1,750	1,806	1,848	93.6%
2017				709	1,250	1,524	1,736	1,844	1,953	2,030	89.6%
2018					730	1,337	1,606	1,807	1,977	2,099	85.7%
2019						847	1,448	1,768	1,983	2,160	81.8%
2020							758	1,337	1,620	1,842	73.7%
2021								746	1,368	1,687	62.7%
2022									904	1,724	53.8%
2023										989	27.2%
									Total	$18,181
				Unpaid losses and LAE — years 2014 through 2023						7,123
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								405
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$7,528

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	29.7%	25.0%	12.2%	8.9%	6.2%	4.2%	2.8%	1.8%	1.4%	1.2%
Cumulative	29.7%	54.7%	66.9%	75.8%	82.0%	86.2%	89.0%	90.8%	92.2%	93.4%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2023).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Policy Acquisition Costs   Included in property and casualty insurance commissions and other underwriting expenses in AFG’s Statement of Earnings is amortization of deferred policy acquisition costs of $720 million, $641 million, and $580 million in 2023, 2022 and 2021, respectively.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2023	2022	2021	2023	2022
Property and casualty companies	$1,004	$912	$1,007	$4,436	$4,356

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) applies to property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2023 and 2022, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2023 or 2022.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2024 from its insurance subsidiaries without seeking regulatory approval is $944 million. Additional amounts of dividends require regulatory approval.

Holding Company Dividends   AFG declared and paid common stock dividends to shareholders totaling $687 million, $1.22 billion and $2.38 billion in 2023, 2022 and 2021, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2023, AFG could pay dividends of approximately $1.5 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

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

	2023	2022	2021
Direct premiums written	$9,309	$8,774	$7,700
Reinsurance assumed	347	283	246
Reinsurance ceded	(2,964)	(2,851)	(2,373)
Net written premiums	$6,692	$6,206	$5,573

Direct premiums earned	$9,133	$8,582	$7,462
Reinsurance assumed	321	274	249
Reinsurance ceded	(2,923)	(2,771)	(2,307)
Net earned premiums	$6,531	$6,085	$5,404

Reinsurance recoveries	$2,336	$2,065	$1,478

AFG maintains supplemental fully collateralized reinsurance coverage up to 94% of $323 million for catastrophe losses in excess of $127 million of traditional catastrophe reinsurance through a catastrophe bond. AFG’s cost for this coverage is approximately $16 million per year. Recoveries from the catastrophe bond apply before calculating losses recoverable from this catastrophe excess of loss reinsurance.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers			Premiums Receivable
	2023	2022	2021	2023	2022	2021
Balance at January 1	$8	$8	$6	$8	$8	$10
Increase in allowance from acquisition of CRS	—	—	—	4	—	—
Provision for expected credit losses	2	—	2	3	—	(2)
Write-offs charged against the allowance	—	—	—	—	—	—
Balance at December 31	$10	$8	$8	$15	$8	$8

P.    Additional Information

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2023, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $513 million.

Benefit Plans   AFG expensed approximately $63 million in 2023, $41 million in 2022 and $61 million in 2021 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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
Schedules filed herewith for 2023, 2022, and 2021:
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
10(g)
Amended and Restated Credit Agreement entered into among American Financial Group, Inc., the Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on June 27, 2023.
(*)
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	American Financial Group, Inc. Executive Officer Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Incorporated herein by reference.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$268	$225
Investment in securities	154	591
Investment in subsidiaries (*)	5,396	4,825
Real estate and other investments	63	63
Other assets	189	132
Total assets	$6,070	$5,836

Liabilities and Equity:
Long-term debt	$1,475	$1,496
Other liabilities	337	288
Shareholders’ equity	4,258	4,052
Total liabilities and equity	$6,070	$5,836

Condensed Statement of Earnings

	Year ended December 31,
	2023	2022	2021
Revenues:
Dividends from subsidiaries	$903	$879	$835
Equity in undistributed earnings of subsidiaries	308	405	1,721
Investment and other income	60	28	29
Total revenues	1,271	1,312	2,585

Costs and Expenses:
Interest charges on intercompany borrowings	8	7	7
Interest charges on other borrowings	76	85	94
Other expenses	114	97	129
Total costs and expenses	198	189	230

Earnings before income taxes	1,073	1,123	2,355
Provision for income taxes	221	225	360
Net Earnings	$852	$898	$1,995

Condensed Statement of Comprehensive Income

	Year ended December 31,
	2023	2022	2021
Net earnings	$852	$898	$1,995
Other comprehensive income (loss), net of tax	224	(662)	(1,154)
Total comprehensive income, net of tax	$1,076	$236	$841

________________________
(*)Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2023	2022	2021
Operating Activities:
Net earnings	$852	$898	$1,995
Adjustments:
Equity in net earnings of subsidiaries	(967)	(1,030)	(2,144)
Dividends from subsidiaries	896	539	830
Other operating activities, net	(62)	(80)	152
Net cash provided by operating activities	719	327	833

Investing Activities:
Capital contributions to subsidiaries	(180)	(26)	(107)
Returns of capital from subsidiaries	7	29	3
Purchases of:
Investments, property and equipment	(35)	(223)	(1,478)
Businesses	—	—	(120)
Proceeds from:
Maturities and redemptions of investments	255	556	277
Sales of investments, property and equipment	178	656	11
Sales of businesses	—	—	3,581
Net cash provided by investing activities	225	992	2,167

Financing Activities:
Reductions of long-term debt	(21)	(477)	—
Issuances of Common Stock	17	18	67
Repurchases of Common Stock	(213)	(11)	(319)
Cash dividends paid on Common Stock	(684)	(1,213)	(2,374)
Net cash used in financing activities	(901)	(1,683)	(2,626)

Net Change in Cash and Cash Equivalents	43	(364)	374
Cash and cash equivalents at beginning of year	225	589	215
Cash and cash equivalents at end of year	$268	$225	$589

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2023
(IN MILLIONS)

Segment	Deferred policy acquisition costs	Reserves for claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums
2023
Property and casualty insurance	$309	$13,087	$3,451	$6,531	$729	$4,017	$720	$1,235	$6,692
Other	—	—	—	—	13	16	—	766	—
Total	$309	$13,087	$3,451	$6,531	$742	$4,033	$720	$2,001	$6,692

2022
Property and casualty insurance	$288	$11,974	$3,246	$6,085	$683	$3,629	$641	$1,091	$6,206
Other	—	—	—	—	34	—	—	556	—
Total	$288	$11,974	$3,246	$6,085	$717	$3,629	$641	$1,647	$6,206

2021
Property and casualty insurance	$267	$11,074	$3,041	$5,404	$663	$3,157	$580	$967	$5,573
Other	—	—	—	—	67	—	—	513	—
Total	$267	$11,074	$3,041	$5,404	$730	$3,157	$580	$1,480	$5,573

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 23, 2024	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 23, 2024
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 23, 2024
S. Craig Lindner	(Principal Executive Officer)

/s/ Brian S. Hertzman	Senior Vice President and Chief Financial Officer	February 23, 2024
Brian S. Hertzman	(Principal Financial and Accounting Officer)

/s/ John B. Berding	President and Director	February 23, 2024
John B. Berding

/s/ James E. Evans	Director	February 23, 2024
James E. Evans

/s/ Terry S. Jacobs	Director*	February 23, 2024
Terry S. Jacobs

/s/ Gregory G. Joseph	Lead Independent Director*	February 23, 2024
Gregory G. Joseph

/s/ Mary Beth Martin	Director	February 23, 2024
Mary Beth Martin

/s/ Amy Y. Murray	Director*	February 23, 2024
Amy Y. Murray

/s/ Evans N. Nwankwo	Director	February 23, 2024
Evans N. Nwankwo

/s/ William W. Verity	Director	February 23, 2024
William W. Verity

/s/ John I. Von Lehman	Director*	February 23, 2024
John I. Von Lehman

* Member of the Audit Committee