Form 10-Q
period 2024-03-31
AMERICAN FINANCIAL GROUP INC
filed 2024-05-03
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2024, there were 83,866,972 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$1,087	$1,225
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,734 and $10,752; allowance for expected credit losses of $11 and $12)	10,371	10,377
Fixed maturities, trading at fair value	57	57
Equity securities, at fair value	1,040	1,018
Investments accounted for using the equity method	1,848	1,814
Mortgage loans	722	643
Real estate and other investments	129	129
Total cash and investments	15,254	15,263

Recoverables from reinsurers	4,510	4,477
Prepaid reinsurance premiums	1,078	961
Agents’ balances and premiums receivable	1,606	1,471
Deferred policy acquisition costs	309	309
Assets of managed investment entities	4,669	4,484
Other receivables	958	1,171
Other assets	1,312	1,346
Goodwill	305	305
Total assets	$30,001	$29,787

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$13,050	$13,087
Unearned premiums	3,650	3,451
Payable to reinsurers	1,078	1,186
Liabilities of managed investment entities	4,468	4,307
Long-term debt	1,475	1,475
Other liabilities	2,040	2,023
Total liabilities	25,761	25,529

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,857,354 and 83,635,807 shares outstanding	84	84
Capital surplus	1,382	1,372
Retained earnings	3,089	3,121
Accumulated other comprehensive income (loss), net of tax	(315)	(319)
Total shareholders’ equity	4,240	4,258
Total liabilities and shareholders’ equity	$30,001	$29,787

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2024	2023
Revenues:
Property and casualty insurance net earned premiums	$1,546	$1,437
Net investment income	198	217
Realized gains (losses) on securities	14	(46)
Income of managed investment entities:
Investment income	99	104
Gain (loss) on change in fair value of assets/liabilities	10	(4)
Other income	39	32
Total revenues	1,906	1,740

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	912	820
Commissions and other underwriting expenses	503	473
Interest charges on borrowed money	19	19
Expenses of managed investment entities	92	95
Other expenses	76	69
Total costs and expenses	1,602	1,476
Earnings before income taxes	304	264
Provision for income taxes	62	52
Net Earnings	$242	$212

Earnings per Common Share:
Total basic earnings	$2.89	$2.49
Total diluted earnings	$2.89	$2.49
Average number of Common Shares:
Basic	83.7	85.2
Diluted	83.8	85.4

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2024	2023
Net earnings	$242	$212

Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	5	61
Reclassification adjustment for realized (gains) losses included in net earnings	4	23
Total net unrealized gains (losses) on securities	9	84
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(10)	4
Reclassification adjustment for investment income included in net earnings	5	4
Total net unrealized gains (losses) on cash flow hedges	(5)	8
Foreign currency translation adjustments	—	—
Other comprehensive income, net of tax	4	92

Comprehensive income	$246	$304

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	242	—	242
Other comprehensive income	—	—	—	4	4
Dividends ($3.21 per share)	—	—	(269)	—	(269)
Shares issued:
Exercise of stock options	92,851	4	—	—	4
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	15,804	2	—	—	2
Dividend reinvestment plan	8,253	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(47,870)	(1)	(5)	—	(6)
Forfeitures of restricted stock	(5,172)	—	—	—	—
Balance at March 31, 2024	83,857,354	$1,466	$3,089	$(315)	$4,240

Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	212	—	212
Other comprehensive income	—	—	—	92	92
Dividends ($4.63 per share)	—	—	(394)	—	(394)
Shares issued:
Exercise of stock options	64,339	3	—	—	3
Restricted stock awards	147,169	—	—	—	—
Other benefit plans	12,299	2	—	—	2
Dividend reinvestment plan	10,911	1	—	—	1
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(199,762)	(4)	(20)	—	(24)
Shares exchanged — benefit plans	(55,382)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(11,922)	—	—	—	—
Balance at March 31, 2023	85,171,658	$1,459	$2,933	$(451)	$3,941

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2024	2023
Operating Activities:
Net earnings	$242	$212
Adjustments:
Depreciation and amortization	20	20
Realized (gains) losses on investing activities	(14)	45
Net purchases of trading securities	—	(3)
Change in:
Reinsurance and other receivables	(71)	162
Other assets	57	48
Insurance claims and reserves	162	(24)
Payable to reinsurers	(108)	(124)
Other liabilities	(42)	(28)
Managed investment entities’ assets/liabilities	(124)	139
Other operating activities, net	(15)	(44)
Net cash provided by operating activities	107	403

Investing Activities:
Purchases of:
Fixed maturities	(408)	(575)
Equity securities	(42)	(41)
Mortgage loans	(89)	—
Other investments	(27)	(49)
Real estate, property and equipment	(38)	(13)
Proceeds from:
Maturities and redemptions of fixed maturities	378	381
Repayments of mortgage loans	8	32
Sales of fixed maturities	75	342
Sales of equity securities	56	56
Sales of other investments	5	33
Sales of real estate, property and equipment	—	1
Managed investment entities:
Purchases of investments	(605)	(648)
Proceeds from sales and redemptions of investments	532	554
Net cash provided by (used in) investing activities	(155)	73

Financing Activities:
Reductions of long-term debt	—	(16)
Issuances of Common Stock	6	4
Repurchases of Common Stock	—	(24)
Cash dividends paid on Common Stock	(268)	(393)
Issuances of managed investment entities’ liabilities	635	588
Retirements of managed investment entities’ liabilities	(463)	(650)
Net cash used in financing activities	(90)	(491)
Net Change in Cash and Cash Equivalents	(138)	(15)
Cash and cash equivalents at beginning of period	1,225	872
Cash and cash equivalents at end of period	$1,087	$857

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Acquisition of Business	I.	Long-Term Debt
C.	Segments of Operations	J.	Shareholders’ Equity
D.	Fair Value Measurements	K.	Income Taxes
E.	Investments	L.	Contingencies
F.	Derivatives	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2024, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first three months of 2024.

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

At March 31, 2024, assets and liabilities of managed investment entities included $164 million in assets and $134 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At March 31, 2024 AFG has a $204 million lease liability included in other liabilities and a lease right-of-use asset of $181 million included in other assets compared to $198 million and $176 million, respectively, at December 31, 2023.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2024 and 2023 — 0.1 million and 0.2 million.

There were no anti-dilutive potential common shares for the first three months of 2024 or 2023.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Expenses related to the acquisition were $3 million and were expensed as incurred. The purchase price was allocated to the acquired assets and liabilities of CRS based on management’s best estimate of fair value as of the acquisition date. The purchase price allocation is shown below (in millions).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended March 31,
	2024	2023
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$513	$475
Specialty casualty	730	704
Specialty financial	243	196
Other specialty	60	62
Total premiums earned	1,546	1,437
Net investment income	205	207
Other income	2	5
Total property and casualty insurance	1,753	1,649
Other	139	137
Total revenues before realized gains (losses)	1,892	1,786
Realized gains (losses) on securities	14	(46)
Total revenues	$1,906	$1,740

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$56	$43
Specialty casualty	74	88
Specialty financial	33	26
Other specialty	(9)	(2)
Other lines	(1)	(1)
Total underwriting	153	154
Investment and other income, net	187	196
Total property and casualty insurance	340	350
Other (*)	(50)	(40)
Total earnings before realized gains (losses) and income taxes	290	310
Realized gains (losses) on securities	14	(46)
Total earnings before income taxes	$304	$264
(*)Includes holding company interest and expenses, which includes a gain of $2 million on retirement of debt in the first three months of 2023.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$198	$1	$—	$199
States, municipalities and political subdivisions	—	908	2	910
Foreign government	—	235	—	235
Residential MBS	—	1,672	2	1,674
Commercial MBS	—	72	—	72
Collateralized loan obligations	—	1,592	1	1,593
Other asset-backed securities	—	2,039	335	2,374
Corporate and other	11	2,901	402	3,314
Total AFS fixed maturities	209	9,420	742	10,371
Trading fixed maturities	—	57	—	57
Equity securities	461	34	545	1,040
Assets of managed investment entities (“MIE”)	430	4,229	10	4,669
Other assets — derivatives	—	3	—	3
Total assets accounted for at fair value	$1,100	$13,743	$1,297	$16,140
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	411	4,047	10	4,468
Other liabilities — derivatives	—	28	—	28
Total liabilities accounted for at fair value	$411	$4,075	$12	$4,498

December 31, 2023
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$235	$1	$—	$236
States, municipalities and political subdivisions	—	982	2	984
Foreign government	—	230	—	230
Residential MBS	—	1,656	2	1,658
Commercial MBS	—	74	—	74
Collateralized loan obligations	—	1,686	1	1,687
Other asset-backed securities	—	2,011	351	2,362
Corporate and other	9	2,757	380	3,146
Total AFS fixed maturities	244	9,397	736	10,377
Trading fixed maturities	—	57	—	57
Equity securities	500	33	485	1,018
Assets of managed investment entities	335	4,140	9	4,484
Other assets — derivatives	—	6	—	6
Total assets accounted for at fair value	$1,079	$13,633	$1,230	$15,942
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	322	3,976	9	4,307
Other liabilities — derivatives	—	22	—	22
Total liabilities accounted for at fair value	$322	$3,998	$11	$4,331

Approximately 8% of the total assets carried at fair value at March 31, 2024, were Level 3 assets. Approximately 8% ($109 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 1% ($10 million) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 31%

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
($397 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 60% ($781 million) of the total fair value of Level 3 assets at March 31, 2024. Approximately 73% ($566 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 18% ($144 million) of the internally developed Level 3 assets are equity securities which are priced primarily using internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2024 and 2023 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2024
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	2	—	—	—	—	—	—	2
Residential MBS	2	—	—	—	—	—	—	2
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	351	—	—	15	(5)	—	(26)	335
Corporate and other	380	(1)	—	33	(6)	—	(4)	402
Total AFS fixed maturities	736	(1)	—	48	(11)	—	(30)	742
Equity securities	485	20	—	42	(2)	—	—	545
Assets of MIE	9	(1)	—	2	—	—	—	10
Total Level 3 assets	$1,230	$18	$—	$92	$(13)	$—	$(30)	$1,297

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$—	$—	$—	$—	$—	$—	$(2)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	—	—	—	5
Residential MBS	9	—	—	—	(3)	4	(5)	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	—	—	—	—	—	(1)	1
Other asset-backed securities	329	—	4	7	(5)	—	—	335
Corporate and other	319	5	2	44	(11)	—	—	359
Total AFS fixed maturities	664	5	6	51	(19)	4	(6)	705
Equity securities	427	(3)	—	31	(22)	—	(22)	411
Assets of MIE	11	(1)	—	2	—	—	—	12
Total Level 3 assets	$1,102	$1	$6	$84	$(41)	$4	$(28)	$1,128

Contingent consideration — acquisitions	$(25)	$—	$—	$—	$—	$—	$—	$(25)
Total Level 3 liabilities	$(25)	$—	$—	$—	$—	$—	$—	$(25)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$1,087	$1,087	$1,087	$—	$—
Mortgage loans	722	671	—	—	671
Total financial assets not accounted for at fair value	$1,809	$1,758	$1,087	$—	$671

Long-term debt	$1,475	$1,358	$—	$1,355	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,358	$—	$1,355	$3

December 31, 2023
Financial assets:
Cash and cash equivalents	$1,225	$1,225	$1,225	$—	$—
Mortgage loans	643	596	—	—	596
Total financial assets not accounted for at fair value	$1,868	$1,821	$1,225	$—	$596

Long-term debt	$1,475	$1,345	$—	$1,342	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,345	$—	$1,342	$3

E.    Investments

Available for sale fixed maturities at March 31, 2024 and December 31, 2023, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2024
Fixed maturities:
U.S. government and government agencies	$206	$—	$—	$(7)	$(7)	$199
States, municipalities and political subdivisions	949	—	6	(45)	(39)	910
Foreign government	240	—	—	(5)	(5)	235
Residential MBS	1,807	2	25	(156)	(131)	1,674
Commercial MBS	72	—	—	—	—	72
Collateralized loan obligations	1,605	3	13	(22)	(9)	1,593
Other asset-backed securities	2,469	6	13	(102)	(89)	2,374
Corporate and other	3,386	—	39	(111)	(72)	3,314
Total fixed maturities	$10,734	$11	$96	$(448)	$(352)	$10,371

December 31, 2023
Fixed maturities:
U.S. government and government agencies	$243	$—	$1	$(8)	$(7)	$236
States, municipalities and political subdivisions	1,014	—	8	(38)	(30)	984
Foreign government	236	—	1	(7)	(6)	230
Residential MBS	1,788	1	26	(155)	(129)	1,658
Commercial MBS	75	—	—	(1)	(1)	74
Collateralized loan obligations	1,709	3	9	(28)	(19)	1,687
Other asset-backed securities	2,477	5	10	(120)	(110)	2,362
Corporate and other	3,210	3	52	(113)	(61)	3,146
Total fixed maturities	$10,752	$12	$107	$(470)	$(363)	$10,377

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024			December 31, 2023
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$531	$629	$98	$512	$586	$74
Perpetual preferred stocks	385	411	26	422	432	10
Total equity securities carried at fair value	$916	$1,040	$124	$934	$1,018	$84

The following table shows the carrying value and net investment income from investments accounted for using the equity method (in millions):

			Net Investment Income
	Carrying Value		Three months ended March 31,
	March 31, 2024	December 31, 2023	2024	2023
Real estate-related investments (*)	$1,309	$1,320	$(6)	$47
Private equity	500	457	30	8
Private debt	39	37	1	2
Total investments accounted for using the equity method	$1,848	$1,814	$25	$57
(*)91% and 92% of the carrying value relates to underlying investments in multi-family properties as of March 31, 2024 and December 31, 2023, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $443 million and $418 million as of March 31, 2024 and December 31, 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2024
Fixed maturities:
U.S. government and government agencies	$—	$27	100%	$(7)	$150	96%
States, municipalities and political subdivisions	(2)	184	99%	(43)	529	92%
Foreign government	—	17	100%	(5)	206	98%
Residential MBS	(1)	127	99%	(155)	1,017	87%
Commercial MBS	—	—	—%	—	42	100%
Collateralized loan obligations	—	70	100%	(22)	456	95%
Other asset-backed securities	(1)	103	99%	(101)	1,591	94%
Corporate and other	(5)	408	99%	(106)	1,416	93%
Total fixed maturities	$(9)	$936	99%	$(439)	$5,407	92%

December 31, 2023
Fixed maturities:
U.S. government and government agencies	$—	$11	100%	$(8)	$191	96%
States, municipalities and political subdivisions	(1)	76	99%	(37)	526	93%
Foreign government	—	—	—%	(7)	207	97%
Residential MBS	(1)	42	98%	(154)	1,089	88%
Commercial MBS	—	—	—%	(1)	61	98%
Collateralized loan obligations	—	25	100%	(28)	807	97%
Other asset-backed securities	(1)	151	99%	(119)	1,663	93%
Corporate and other	(4)	123	97%	(109)	1,455	93%
Total fixed maturities	$(7)	$428	98%	$(463)	$5,999	93%

At March 31, 2024, the gross unrealized losses on fixed maturities of $448 million relate to approximately 1,450 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 95% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at December 31, 2023	$9	$3	$12
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	(3)	(3)
Balance at March 31, 2024	$11	$—	$11

Balance at December 31, 2022	$10	$1	$11
Provision for expected credit losses on securities with no previous allowance	1	5	6
Reductions to previously recognized expected credit losses	—	(1)	(1)
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2023	$11	$5	$16
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first three months of 2024 and 2023, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of March 31, 2024 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$462	$457	4%
After one year through five years	2,409	2,344	23%
After five years through ten years	1,279	1,264	12%
After ten years	631	593	6%
	4,781	4,658	45%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	4,065	3,967	38%
MBS (average life of approximately 6.5 years)	1,877	1,746	17%
Total	$10,723	$10,371	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2024 or December 31, 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended March 31,
	2024	2023
Investment income:
Fixed maturities:
Interest and amortization	$134	$119
Change in fair value (a)	—	3
Equity securities:
Dividends	7	9
Change in fair value (b)	16	16
Equity in earnings of partnerships and similar investments	25	57
Other	22	18
Gross investment income	204	222
Investment expenses	(6)	(5)
Net investment income	$198	$217
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
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(4)	$(2)	$(6)	$11	$(23)	$(5)	$(28)	$107
Equity securities	20	—	20	—	(18)	—	(18)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	16	(2)	14	11	(41)	(5)	(46)	107
Tax effects	(3)	—	(3)	(2)	8	1	9	(23)
Net of tax	$13	$(2)	$11	$9	$(33)	$(4)	$(37)	$84

All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first quarter and first three months of 2024 and 2023 on securities that were still owned at March 31, 2024 and March 31, 2023 as follows (in millions):

	Three months ended March 31,
	2024	2023
Included in realized gains (losses)	$19	$(23)
Included in net investment income	16	16
	$35	$(7)

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Three months ended March 31,
	2024	2023
Gross gains	$—	$1
Gross losses	(3)	(25)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2024		December 31, 2023
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$—	$28	$1	$22

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	77	—	81	—
Total return swap	Other assets/Other liabilities	3	—	5	—
		$80	$28	$87	$22

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.26 billion at March 31, 2024 compared to $1.30 billion at December 31, 2023, reflecting scheduled amortization. In the first three months of 2024 and 2023, losses of $7 million and $5 million, respectively, were reclassified from AOCI to net earnings. Based on forward interest rate curves at March 31, 2024, management estimates that it will reclassify approximately $21 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $48 million at both March 31, 2024 and December 31, 2023 is included in other assets in AFG’s Balance Sheet.

The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and interest-only and principal-only MBS. AFG records the change in the fair value of these securities in net earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. A liability to return collateral related to the swap of $5 million at both March 31, 2024 and December 31, 2023 is included in other liabilities in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for the three months ended March 31, 2024 and 2023 (in millions):

		Three months ended March 31,
	Statement of Earnings Line	2024	2023
Qualifying cash flow hedges - gains (losses) reclassified from AOCI to net earnings:
Interest rate swaps	Net investment income	$(7)	$(5)

Non-designated hedges - gains (losses) included in net earnings:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(1)	1
Fixed maturities with embedded derivatives	Net investment income	—	3
Total return swap	Other expenses	6	6
Earnings (losses) on non-designated hedges		5	10
Total earnings (losses) on derivatives		$(2)	$5

G.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 13.3% to 100% of the most subordinate debt tranche of thirteen active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2024, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $201 million (including $139 million invested in the most subordinate tranches and $30 million invested in a temporary warehousing entity) at March 31, 2024.

In February 2024, AFG formed one new CLO, which issued $406 million face amount of liabilities (including $32 million face amount purchased by AFG). In March 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$137	$112
Purchases	28	11
Sales	—	—
Distributions	(9)	(5)
Change in fair value	13	1
Balance at end of period (*)	$169	$119
(*)Excludes $30 million and $13 million invested in a temporary warehousing entity at March 31, 2024 and March 31, 2023, respectively, that was established to provide AFG the ability to form a new CLO.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2024	2023
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$12	$34
Liabilities	(2)	(38)
Management fees paid to AFG	3	4
CLO earnings attributable to AFG	14	1
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $95 million and $109 million at March 31, 2024 and December 31, 2023, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $253 million at both of those dates. The CLO assets include loans with an aggregate fair value of $1 million at March 31, 2024 and $7 million at December 31, 2023, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $5 million at March 31, 2024 and $13 million at December 31, 2023).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.59 billion at March 31, 2024 and $1.69 billion at December 31, 2023.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $305 million during the first three months of 2024.

Included in other assets in AFG’s Balance Sheet is $208 million at March 31, 2024 and $213 million at December 31, 2023 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $44 million and $39 million, respectively. Amortization of intangibles was $5 million and $3 million in the first three months of 2024 and 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2024			December 31, 2023
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.25% Senior Notes due April 2030	253	(4)	249	253	(4)	249
Other	3	—	3	3	—	3
	823	(5)	818	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,498	$(23)	$1,475	$1,498	$(23)	$1,475

Scheduled principal payments on debt for the balance of 2024, the subsequent five years and thereafter are as follows: 2024 — none; 2025 — none; 2026 — none; 2027 — none; 2028 — none; 2029 — none and thereafter — $1.50 billion.

In the first three months of 2023, AFG repurchased $15 million principal amount of its 4.50% Senior Notes due in June 2047 for $13 million and $3 million principal amount of its 5.25% Senior Notes due in April 2030 for $3 million in open market transactions.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest, based on AFG’s credit rating, at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at March 31, 2024 or December 31, 2023.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Three months ended March 31, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$6	$(1)	$5
Reclassification adjustment for realized (gains) losses included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on securities	$(287)	11	(2)	9	$(278)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(13)	3	(10)
Reclassification adjustment for investment income included in net earnings (*)		7	(2)	5
Total net unrealized gains (losses) on cash flow hedges	(17)	(6)	1	(5)	(22)
Foreign currency translation adjustments	(17)	—	—	—	(17)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$5	$(1)	$4	$(315)

Three months ended March 31, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$78	$(17)	$61
Reclassification adjustment for realized (gains) losses included in net earnings (*)		29	(6)	23
Total net unrealized gains (losses) on securities	$(497)	107	(23)	84	$(413)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		5	(1)	4
Reclassification adjustment for investment income included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on cash flow hedges	(29)	10	(2)	8	(21)
Foreign currency translation adjustments	(20)	—	—	—	(20)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(543)	$117	$(25)	$92	$(451)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2024, AFG issued 157,681 shares of restricted Common Stock (fair value of $126.24 per share) under the Stock Incentive Plan.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million and $5 million in the first three months of 2024 and 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2024		2023
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$304		$264

Income taxes at statutory rate	$64	21%	$55	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(2)	(1%)	(3)	(1%)
Stock-based compensation	(2)	(1%)	(2)	(1%)
Tax exempt interest	(1)	—%	(1)	—%
Dividends received deduction	—	—%	(1)	—%
Nondeductible expenses	2	1%	3	1%
Foreign operations	—	—%	2	1%
Other	1	—%	(1)	(1%)
Provision for income taxes as shown in the statement of earnings	$62	20%	$52	20%

On January 1, 2023, the two major tax provisions in the Inflation Reduction Act (“IRA”) became effective. The IRA created a new corporate alternative minimum tax (“CAMT”) based on the earnings that a company reports in its financial statements and imposes a 1% excise tax on corporate stock repurchases. Any CAMT incurred would be available to offset taxes payable under the standard calculation in future periods. Accordingly, the CAMT is a timing difference and would result in the recording of an offsetting deferred tax asset with no impact on overall income tax expense. Based on current guidance, while AFG meets the financial statement income thresholds to be subject to CAMT, management does not believe AFG will incur a CAMT liability for 2024. The excise tax on stock repurchases in excess of any issuances is recorded as part of the cost of the repurchases directly in shareholders’ equity.

The Organisation for Economic Co-operation and Development, an intergovernmental organization with 38 member countries, has proposed a global minimum corporate tax rate of 15% (“Pillar Two”). Due to AFG’s limited international operations and the tax rate AFG is subject to in those jurisdictions, management does not believe Pillar Two will have a material impact on AFG’s results of operations.

L.    Contingencies

There have been no significant changes to the matters discussed and referred to in Note N — “Contingencies” of AFG’s 2023 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of subsidiaries’ former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2024 and 2023 (in millions):

	Three months ended March 31,
	2024	2023
Balance at beginning of year	$13,087	$11,974
Less reinsurance recoverables, net of allowance	4,288	3,767
Net liability at beginning of year	8,799	8,207
Provision for losses and LAE occurring in the current period	962	883
Net decrease in the provision for claims of prior years	(50)	(63)
Total losses and LAE incurred	912	820
Payments for losses and LAE of:
Current year	(94)	(66)
Prior years	(895)	(815)
Total payments	(989)	(881)
Foreign currency translation and other	1	1
Net liability at end of period	8,723	8,147
Add back reinsurance recoverables, net of allowance	4,327	3,614
Gross unpaid losses and LAE included in the balance sheet at end of period	$13,050	$11,761

The net decrease in the provision for claims of prior years during the first three months of 2024 reflects (i) lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the fidelity business and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the excess liability businesses and higher than expected claim frequency and severity in the social service business (within the Specialty casualty sub-segment), (ii) higher than anticipated claim severity in the innovative markets business (within the Specialty financial sub-segment) and (iii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

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

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2024 and 2023 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2024	2023	2024	2023
Balance at December 31	$10	$8	$15	$8
Provision (credit) for expected credit losses	—	1	—	—
Write-offs charged against the allowance	—	—	—	—
Balance at March 31	$10	$9	$15	$8

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	29	Managed Investment Entities	36
Overview	30	Results of Operations	38
Critical Accounting Policies	30	General	38
Liquidity and Capital Resources	31	Segmented Statement of Earnings	39
Ratios	31	Property and Casualty Insurance	40
Condensed Consolidated Cash Flows	31	Holding Company, Other and Unallocated	49
Parent and Subsidiary Liquidity	32	Recent Accounting Standards	51
Investments	33
Uncertainties	35

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

AFG reported net earnings of $242 million ($2.89 per share, diluted) for the first quarter of 2024 compared to $212 million ($2.49 per share, diluted) for the first quarter of 2023. The year-over-year increase was due primarily to the impact of higher yields on fixed maturity investments coupled with net realized gains on securities in the first quarter of 2024 compared to net realized losses on securities in the first quarter of 2023. These items were partially offset by lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2023 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	March 31, 2024	2023	2022
Principal amount of long-term debt	$1,498	$1,498	$1,521
Total capital	6,053	6,075	6,116
Ratio of debt to total capital:
Including subordinated debt	24.7%	24.7%	24.9%
Excluding subordinated debt	13.6%	13.5%	13.8%

The ratio of debt to total capital is a non-GAAP measure that management believes is useful for investors, analysts and ratings agencies to evaluate AFG’s financial strength and liquidity and to provide insight into how AFG finances its operations. The ratio is calculated by dividing the principal amount of AFG’s long-term debt by its total capital, which includes long-term debt and shareholders’ equity (excluding accumulated other comprehensive income (loss), net of tax). In addition, maintaining a ratio of debt, excluding subordinated debt and debt secured by real estate (if any), to total capital of 35% or lower is a financial covenant in AFG’s bank credit facility.

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

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$107	$403
Net cash provided by (used in) investing activities	(155)	73
Net cash used in financing activities	(90)	(491)
Net change in cash and cash equivalents	$(138)	$(15)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $124 million during the first three months of 2024 and increased cash flows from operating activities by $139 million in the first three months of 2023, accounting for a $263 million decrease in cash flows from operating activities in the 2024 period compared to the 2023 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $231 million and $264 million in the first three months of 2024 and 2023, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $73 million use of cash in the first three months of 2024 compared to $94 million in the first three months of 2023, accounting for a $21 million decrease in net cash provided by (used in) investing activities in the first three months of 2024 compared to the same 2023 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were an $82 million use of cash in the first three months of 2024 compared to a $167 million source of cash in the first three months of 2023.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $90 million for the first three months of 2024 compared to $491 million in the first three months of 2023, a decrease of $401 million. AFG paid cash dividends totaling $268 million in the first three months of 2024 compared to $393 million in the first three months of 2023, a decrease in cash used by financing activities of $125 million. There were no debt retirements in the first three months of 2024 compared to $16 million in debt retirements during the first three months of 2023. During the first three months of 2024, AFG did not repurchase any of its Common Stock compared to repurchases of $24 million in the comparable 2023 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $172 million in the first three months of 2024 compared to retirements exceeding issuances by $62 million in the first three months of 2023, accounting for a $234 million decrease in net cash used in financing activities in the 2024 period compared to the 2023 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG's operations continue to generate significant excess capital for future returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for profitable organic growth, and opportunities to expand through acquisitions of established businesses or start-ups that meet target return thresholds.

AFG paid a special cash dividend totaling $209 million ($2.50 per share) on February 28, 2024.

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

During 2023, AFG repurchased 1,872,544 shares of its Common Stock for $213 million, paid special cash dividends totaling $466 million ($4.00 per share in February and $1.50 per share in November) and repurchased $23 million principal amount of its senior notes for $21 million cash.

At March 31, 2024, AFG (parent) held approximately $370 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facilities, or under any other parent company short-term borrowing arrangements, during 2023 or the first three months of 2024.

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

Investments
AFG’s investment portfolio at March 31, 2024, contained $10.37 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $57 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $539 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $501 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at March 31, 2024 and 4% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at March 31, 2024 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,428
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(313)
Approximately 94% of the fixed maturities held by AFG at March 31, 2024, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 3% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Municipal bonds represented approximately 8% of AFG’s fixed maturity portfolio at March 31, 2024. AFG’s municipal bond portfolio is high quality, with over 99% of the securities rated investment grade at that date. The portfolio is well diversified across the states of issuance and individual issuers. At March 31, 2024, approximately 98% of the municipal bond portfolio was held in revenue bonds, with the remaining 2% held in general obligation bonds.
AFG has less than $100 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $600 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2024, is shown in the following table (dollars in millions). Approximately $259 million of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2024.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$3,769	$6,343
Amortized cost of securities, net of allowance for expected credit losses	$3,673	$6,791
Gross unrealized gain (loss)	$96	$(448)
Fair value as % of amortized cost	103%	93%
Number of security positions	697	1,451
Number individually exceeding $2 million gain or loss	1	43
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$25	$(156)
Collateralized loan obligations	13	(22)
Other asset-backed securities	13	(102)
Banking	9	(23)
States and municipalities	6	(45)
Asset managers	4	(28)
Percentage rated investment grade	96%	95%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2024, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	1%	5%
After one year through five years	20%	24%
After five years through ten years	18%	9%
After ten years	3%	8%
	42%	46%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	45%	35%
Mortgage-backed securities (average life of approximately 6.5 years)	13%	19%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2024
Securities with unrealized gains:
Exceeding $500,000 (41 securities)	$712	$32	105%
$500,000 or less (656 securities)	3,057	64	102%
	$3,769	$96	103%
Securities with unrealized losses:
Exceeding $500,000 (227 securities)	$2,589	$(324)	89%
$500,000 or less (1,224 securities)	3,754	(124)	97%
	$6,343	$(448)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2024
Investment grade fixed maturities with losses for:
Less than one year (201 securities)	$889	$(7)	99%
One year or longer (1,048 securities)	5,122	(418)	92%
	$6,011	$(425)	93%
Non-investment grade fixed maturities with losses for:
Less than one year (26 securities)	$47	$(2)	96%
One year or longer (176 securities)	285	(21)	93%
	$332	$(23)	94%

When a decline in the value of a specific investment is considered to be other-than-temporary, an allowance for credit losses (impairment) is charged to earnings (accounted for as a realized loss). The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2023 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2024. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2023 Form 10–K.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2024
Assets:
Cash and investments	$15,453	$—	$(199)	(*)	$15,254
Assets of managed investment entities	—	4,669	—		4,669
Other assets	10,080	—	(2)	(*)	10,078
Total assets	$25,533	$4,669	$(201)		$30,001
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,700	$—	$—		$16,700
Liabilities of managed investment entities	—	4,639	(171)	(*)	4,468
Long-term debt and other liabilities	4,593	—	—		4,593
Total liabilities	21,293	4,639	(171)		25,761

Shareholders’ equity:
Common Stock and Capital surplus	1,466	30	(30)		1,466
Retained earnings	3,089	—	—		3,089
Accumulated other comprehensive income (loss), net of tax	(315)	—	—		(315)
Total shareholders’ equity	4,240	30	(30)		4,240
Total liabilities and shareholders’ equity	$25,533	$4,669	$(201)		$30,001

December 31, 2023
Assets:
Cash and investments	$15,438	$—	$(175)	(*)	$15,263
Assets of managed investment entities	—	4,484	—		4,484
Other assets	10,042	—	(2)	(*)	10,040
Total assets	$25,480	$4,484	$(177)		$29,787
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,538	$—	$—		$16,538
Liabilities of managed investment entities	—	4,446	(139)	(*)	4,307
Long-term debt and other liabilities	4,684	—	—		4,684
Total liabilities	21,222	4,446	(139)		25,529

Shareholders’ equity:
Common Stock and Capital surplus	1,456	38	(38)		1,456
Retained earnings	3,121	—	—		3,121
Accumulated other comprehensive income (loss), net of tax	(319)	—	—		(319)
Total shareholders’ equity	4,258	38	(38)		4,258
Total liabilities and shareholders’ equity	$25,480	$4,484	$(177)		$29,787
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2024
Revenues:
Property and casualty insurance net earned premiums	$1,546	$—	$—		$1,546
Net investment income	212	—	(14)	(b)	198
Realized gains (losses) on securities	14	—	—		14
Income of managed investment entities:
Investment income	—	99	—		99
Gain (loss) on change in fair value of assets/liabilities	—	6	4	(b)	10
Other income	42	—	(3)	(c)	39
Total revenues	1,814	105	(13)		1,906
Costs and Expenses:
Insurance benefits and expenses	1,415	—	—		1,415
Expenses of managed investment entities	—	104	(12)	(b)(c)	92
Interest charges on borrowed money and other expenses	95	—	—		95
Total costs and expenses	1,510	104	(12)		1,602
Earnings before income taxes	304	1	(1)		304
Provision for income taxes	62	—	—		62
Net earnings	$242	$1	$(1)		$242

Three months ended March 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,437	$—	$—		$1,437
Net investment income	218	—	(1)	(b)	217
Realized gains (losses) on securities	(46)	—	—		(46)
Income of managed investment entities:
Investment income	—	104	—		104
Gain (loss) on change in fair value of assets/liabilities	—	(1)	(3)	(b)	(4)
Other income	36	—	(4)	(c)	32
Total revenues	1,645	103	(8)		1,740
Costs and Expenses:
Insurance benefits and expenses	1,293	—	—		1,293
Expenses of managed investment entities	—	103	(8)	(b)(c)	95
Interest charges on borrowed money and other expenses	88	—	—		88
Total costs and expenses	1,381	103	(8)		1,476
Earnings before income taxes	264	—	—		264
Provision for income taxes	52	—	—		52
Net earnings	$212	$—	$—		$212
(a)Includes income of $14 million in the first three months of 2024 and $1 million in the first three months of 2023, representing the change in fair value of AFG’s CLO investments and $3 million and $4 million in the first three months of 2024 and 2023, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $9 million and $4 million in the first three months of 2024 and 2023, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended March 31,
	2024	2023
Components of net earnings:
Core operating earnings before income taxes	$290	$308
Pretax non-core items:
Realized gains (losses) on securities	14	(46)
Gain on retirement of debt	—	2
Earnings before income taxes	304	264
Provision for income taxes:
Core operating earnings	59	61
Non-core items:
Realized gains (losses) on securities	3	(9)
Gain on retirement of debt	—	—
Total provision for income taxes	62	52
Net earnings	$242	$212

Net earnings:
Core net operating earnings	$231	$247
Realized gains (losses) on securities	11	(37)
Gain on retirement of debt	—	2
Net earnings	$242	$212

Diluted per share amounts:
Core net operating earnings	$2.76	$2.89
Realized gains (losses) on securities	0.13	(0.42)
Gain on retirement of debt	—	0.02
Net earnings	$2.89	$2.49

Net earnings were $242 million in the first three months of 2024 compared to $212 million in the first three months of 2023 reflecting net realized gains on securities in the first three months of 2024 compared to net realized losses on securities in the first three months of 2023, partially offset by lower core net operating earnings. Core net operating earnings for the first three months of 2024 decreased $16 million compared to the first three months of 2023 reflecting lower returns on AFG’s alternative investment portfolio, partially offset by the impact of higher investment income outside of alternative investments. Net realized gains (losses) on securities in the first three months of 2024 and 2023 include after-tax gains of $15 million and after-tax losses of $18 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2024 and 2023 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2024
Revenues:
Property and casualty insurance net earned premiums	$1,546	$—	$—	$1,546	$—	$1,546
Net investment income	205	(14)	7	198	—	198
Realized gains (losses) on securities	—	—	—	—	14	14
Income of MIEs:
Investment income	—	99	—	99	—	99
Gain (loss) on change in fair value of assets/liabilities	—	10	—	10	—	10
Other income	2	(3)	40	39	—	39
Total revenues	1,753	92	47	1,892	14	1,906

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	907	—	5	912	—	912
Commissions and other underwriting expenses	486	—	17	503	—	503
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	92	—	92	—	92
Other expenses	20	—	56	76	—	76
Total costs and expenses	1,413	92	97	1,602	—	1,602
Earnings before income taxes	340	—	(50)	290	14	304
Provision for income taxes	70	—	(11)	59	3	62
Core Net Operating Earnings	270	—	(39)	231
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	11	11	(11)	—
Net Earnings	$270	$—	$(28)	$242	$—	$242

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,437	$—	$—	$1,437	$—	$1,437
Net investment income	207	(1)	11	217	—	217
Realized gains (losses) on securities	—	—	—	—	(46)	(46)
Income of MIEs:
Investment income	—	104	—	104	—	104
Gain (loss) on change in fair value of assets/liabilities	—	(4)	—	(4)	—	(4)
Other income	5	(4)	31	32	—	32
Total revenues	1,649	95	42	1,786	(46)	1,740

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	820	—	—	820	—	820
Commissions and other underwriting expenses	463	—	10	473	—	473
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	95	—	95	—	95
Other expenses	16	—	55	71	(2)	69
Total costs and expenses	1,299	95	84	1,478	(2)	1,476
Earnings before income taxes	350	—	(42)	308	(44)	264
Provision for income taxes	71	—	(10)	61	(9)	52
Core Net Operating Earnings	279	—	(32)	247
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(37)	(37)	37	—
Gain on retirement of debt, net of tax	—	—	2	2	(2)	—
Net Earnings	$279	$—	$(67)	$212	$—	$212
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

AFG’s property and casualty insurance operations contributed $340 million in pretax earnings in the first three months of 2024 compared to $350 million in the first three months of 2023, a decrease of $10 million (3%). The decrease in pretax earnings reflects lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), lower other income and higher other expenses, partially offset by higher investment income outside of alternative investments in the first three months of 2024 compared to the first three months of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three months ended March 31,
	2024	2023	% Change
Gross written premiums	$2,336	$2,155	8%
Reinsurance premiums ceded	(702)	(636)	10%
Net written premiums	1,634	1,519	8%
Change in unearned premiums	(88)	(82)	7%
Net earned premiums	1,546	1,437	8%
Loss and loss adjustment expenses	907	820	11%
Commissions and other underwriting expenses	486	463	5%
Underwriting gain	153	154	(1%)

Net investment income	205	207	(1%)
Other income and expenses, net	(18)	(11)	64%
Earnings before income taxes	$340	$350	(3%)

	Three months ended March 31,
	2024	2023	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	58.6%	57.0%	1.6%
Underwriting expense ratio	31.5%	32.2%	(0.7%)
Combined ratio	90.1%	89.2%	0.9%

Aggregate — including exited lines
Loss and LAE ratio	58.6%	57.1%	1.5%
Underwriting expense ratio	31.5%	32.2%	(0.7%)
Combined ratio	90.1%	89.3%	0.8%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.34 billion for the first three months of 2024 compared to $2.16 billion for the first three months of 2023, an increase of $181 million (8%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2024		2023
	GWP	%	GWP	%	% Change
Property and transportation	$959	41%	$872	41%	10%
Specialty casualty	1,097	47%	1,061	49%	3%
Specialty financial	280	12%	222	10%	26%
	$2,336	100%	$2,155	100%	8%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums for both the first three months of 2024 and the first three months of 2023. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2024		2023		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(368)	38%	$(320)	37%	1%
Specialty casualty	(346)	32%	(339)	32%	—%
Specialty financial	(46)	16%	(38)	17%	(1%)
Other specialty	58		61
	$(702)	30%	$(636)	30%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.63 billion for the first three months of 2024 compared to $1.52 billion for the first three months of 2023, an increase of $115 million (8%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2024		2023
	NWP	%	NWP	%	% Change
Property and transportation	$591	36%	$552	36%	7%
Specialty casualty	751	46%	722	48%	4%
Specialty financial	234	14%	184	12%	27%
Other specialty	58	4%	61	4%	(5%)
	$1,634	100%	$1,519	100%	8%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.55 billion for the first three months of 2024 compared to $1.44 billion for the first three months of 2023, an increase of $109 million (8%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2024		2023
	NEP	%	NEP	%	% Change
Property and transportation	$513	33%	$475	33%	8%
Specialty casualty	730	47%	704	49%	4%
Specialty financial	243	16%	196	14%	24%
Other specialty	60	4%	62	4%	(3%)
	$1,546	100%	$1,437	100%	8%

Gross written premiums for the first three months of 2024 increased $181 million (8%) compared to the first three months of 2023, reflecting growth in each of the Specialty property and casualty sub-segments as a result of additional crop premiums from the Crop Risk Services (“CRS”) acquisition, new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased 6% in the first three months of 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased 8%.

Property and transportation Gross written premiums increased $87 million (10%) in the first three months of 2024 compared to the first three months of 2023. Additional crop premium associated with the CRS acquisition as well as new business opportunities, a favorable rate environment and strong account retentions in the commercial auto and ocean marine businesses were the primary drivers of the increase in premiums. Average renewal rates increased approximately 9% for this group in the first three months of 2024. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first three months of 2024 compared to the first three months of 2023 reflecting the impact of higher premiums in the crop business and growth in alternative risk transfer products in the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
transportation businesses, both of which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $36 million (3%) in the first three months of 2024 compared to the first three months of 2023. The higher year-over-year premiums resulted primarily from growth in the excess and surplus and excess liability businesses as a result of rate increases and new business opportunities. Higher rates, strong account retention and new business opportunities in several of the targeted markets businesses contributed to the year-over-year growth to a lesser extent. Average renewal rates increased approximately 5% for this group in the first three months of 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums were similar in the first three months of 2024 and the first three months of 2023 and reflect growth in businesses with higher retentions, offset by higher cessions in the public sector and environmental businesses.

Specialty financial Gross written premiums increased $58 million (26%) in the first three months of 2024 compared to the first three months of 2023 due primarily to growth in the financial institutions business. Average renewal rates increased approximately 7% for this group in the first three months of 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first three months of 2024 compared to the first three months of 2023 reflecting growth in businesses with higher retentions.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $3 million in the first three months of 2024 compared to the first three months of 2023 reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended March 31,			Three months ended March 31,
	2024	2023	Change	2024	2023
Property and transportation
Loss and LAE ratio	59.2%	60.9%	(1.7%)
Underwriting expense ratio	29.8%	30.1%	(0.3%)
Combined ratio	89.0%	91.0%	(2.0%)
Underwriting profit				$56	$43

Specialty casualty
Loss and LAE ratio	62.5%	59.2%	3.3%
Underwriting expense ratio	27.3%	28.3%	(1.0%)
Combined ratio	89.8%	87.5%	2.3%
Underwriting profit				$74	$88

Specialty financial
Loss and LAE ratio	40.2%	36.0%	4.2%
Underwriting expense ratio	46.1%	50.5%	(4.4%)
Combined ratio	86.3%	86.5%	(0.2%)
Underwriting profit				$33	$26

Total Specialty
Loss and LAE ratio	58.6%	57.0%	1.6%
Underwriting expense ratio	31.5%	32.2%	(0.7%)
Combined ratio	90.1%	89.2%	0.9%
Underwriting profit				$154	$155

Aggregate — including exited lines
Loss and LAE ratio	58.6%	57.1%	1.5%
Underwriting expense ratio	31.5%	32.2%	(0.7%)
Combined ratio	90.1%	89.3%	0.8%
Underwriting profit				$153	$154

The Specialty property and casualty insurance operations generated an underwriting profit of $154 million in the first three months of 2024 compared to $155 million in the first three months of 2023, a decrease of $1 million (1%). Higher underwriting profits in the Property and transportation and Specialty financial sub-segments were offset by lower underwriting profit in the Specialty casualty sub-segment and higher losses in the business assumed by AFG’s internal reinsurance program. Overall catastrophe losses were $35 million (2.3 points on the combined ratio), including $1 million in net reinstatement premiums in the first three months of 2024 compared to catastrophe losses $31 million (2.2 points) in the first three months of 2023.

Property and transportation Underwriting profit for this group was $56 million for the first three months of 2024 compared to $43 million for the first three months of 2023, an increase of $13 million (30%). The improved profitability was due primarily to higher year-over-year underwriting profit in the property and inland marine business. Catastrophe losses were $8 million (1.7 points on the combined ratio) in the first three months of 2024 compared to $19 million (4.0 points) in the first three months of 2023.

Specialty casualty Underwriting profit for this group was $74 million for the first three months of 2024 compared to $88 million for the first three months of 2023, a decrease of $14 million (16%). Higher year-over-year underwriting profits in the workers’ compensation businesses were more than offset by lower underwriting profits in the excess and surplus and excess liability businesses and loss activity within a few accounts in the social service business. Catastrophe losses

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
were $16 million (2.2 points on the combined ratio), including $1 million in net reinstatement premiums in the first three months of 2024 compared to catastrophe losses of $3 million (0.4 points) in the first three months of 2023.

Specialty financial Underwriting profit for this group was $33 million for the first three months of 2024 compared to $26 million in the first three months of 2023, an increase of $7 million (27%). This increase reflects higher underwriting profits in the financial institutions and fidelity businesses, partially offset by lower profitability in the innovative markets business. Catastrophe losses were $8 million (3.1 points on the combined ratio) compared to $4 million (2.2 points) in the first three months of 2023.

Other specialty This group reported an underwriting loss of $9 million in the first three months of 2024 compared to $2 million in the first three months of 2023, an increase of $7 million (350%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first three months of 2024 compared to the first three months of 2023. Catastrophe losses were $3 million in the first three months of 2024 compared to $5 million in the first three months of 2023.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in both the first three months of 2024 and the first three months of 2023 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.6% for the first three months of 2024 compared to 57.1% for the first three months of 2023, an increase of 1.5 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2024	2023	2024	2023	Ratio
Property and transportation
Current year, excluding catastrophe losses	$339	$307	65.8%	64.7%	1.1%
Prior accident years development	(43)	(37)	(8.3%)	(7.8%)	(0.5%)
Current year catastrophe losses including the impact of net reinstatement premiums	8	19	1.7%	4.0%	(2.3%)
Property and transportation losses and LAE and ratio	$304	$289	59.2%	60.9%	(1.7%)

Specialty casualty
Current year, excluding catastrophe losses	$459	$441	62.6%	62.6%	—%
Prior accident years development	(17)	(27)	(2.3%)	(3.8%)	1.5%
Current year catastrophe losses including the impact of net reinstatement premiums	15	3	2.2%	0.4%	1.8%
Specialty casualty losses and LAE and ratio	$457	$417	62.5%	59.2%	3.3%

Specialty financial
Current year, excluding catastrophe losses	$84	$70	34.8%	35.2%	(0.4%)
Prior accident years development	6	(3)	2.3%	(1.4%)	3.7%
Current year catastrophe losses including the impact of net reinstatement premiums	8	4	3.1%	2.2%	0.9%
Specialty financial losses and LAE and ratio	$98	$71	40.2%	36.0%	4.2%

Total Specialty
Current year, excluding catastrophe losses	$923	$852	59.6%	59.3%	0.3%
Prior accident years development	(51)	(64)	(3.3%)	(4.5%)	1.2%
Current year catastrophe losses including the impact of net reinstatement premiums	34	31	2.3%	2.2%	0.1%
Total Specialty losses and LAE and ratio	$906	$819	58.6%	57.0%	1.6%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$923	$852	59.6%	59.3%	0.3%
Prior accident years development	(50)	(63)	(3.2%)	(4.4%)	1.2%
Current year catastrophe losses including the impact of net reinstatement premiums	34	31	2.2%	2.2%	—%
Aggregate losses and LAE and ratio	$907	$820	58.6%	57.1%	1.5%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 59.6% for the first three months of 2024 compared to 59.3% for the first three months of 2023, an increase of 0.3 percentage points.

Property and transportation   The 1.1 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty   The loss and LAE ratio for the current year, excluding catastrophe losses in the first three months of 2024 is comparable to the 2023 period, reflecting lower claim frequency in the executive liability business offset by higher claim severity in certain excess and surplus businesses and liability coverages.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 0.4 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $51 million in the first three months of 2024 compared to $64 million in the first three months of 2023, a decrease of $13 million (20%).

Property and transportation Net favorable reserve development of $43 million in the first three months of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business. Net favorable reserve development of $37 million in the first three months of 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity in the trucking business and lower than anticipated claim frequency in the property and inland marine business.

Specialty casualty Net favorable reserve development of $17 million in the first three months of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business, partially offset by higher than anticipated claim severity in the excess liability businesses and higher than expected claim frequency and severity in the social service business. Net favorable reserve development of $27 million in the first three months of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability, excess and surplus and environmental businesses, partially offset by higher than anticipated claim severity in the public sector and excess liability businesses.

Specialty financial Net adverse reserve development of $6 million in the first three months of 2024 reflects higher than anticipated claim severity in the innovative markets business, partially offset by lower than anticipated claim frequency in the fidelity business and lower than expected claim frequency and severity in the financial institutions business. Net favorable reserve development of $3 million in the first three months of 2023 reflects lower than anticipated claim frequency in the surety and trade credit businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $3 million in both the first three months of 2024 and in the first three months of 2023 associated with AFG’s internal reinsurance program, partially offset by the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the first three months of 2024 and the first three months of 2023 related to business outside of the Specialty group that AFG no longer writes.

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
AFG maintains comprehensive property catastrophe reinsurance coverage for its property and casualty insurance operations, including a $70 million per occurrence net retention, for losses up to $125 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $73 million for a single occurrence. AFG further maintains supplemental fully collateralized reinsurance coverage up to 94% of $323 million for catastrophe losses in excess of $127 million of traditional catastrophe reinsurance through a catastrophe bond.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Catastrophe losses of $34 million in the first three months of 2024 (before $1 million in net reinstatement premiums) resulted from winter and convective storms in multiple regions of the United States. Catastrophe losses of $31 million in the first three months of 2023 resulted primarily from February and March storms across much of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $486 million in the first three months of 2024 compared to $463 million for the first three months of 2023, an increase of $23 million (5%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 31.5% for the first three months of 2024 compared to 32.2% for the first three months of 2023, a decrease of 0.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2024		2023		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$153	29.8%	$143	30.1%	(0.3%)
Specialty casualty	199	27.3%	199	28.3%	(1.0%)
Specialty financial	112	46.1%	99	50.5%	(4.4%)
Other specialty	22	37.7%	22	34.5%	3.2%
	$486	31.5%	$463	32.2%	(0.7%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the first three months of 2024 compared to the first three months of 2023 reflecting the impact of higher earned premiums on the ratio, including in the crop business that has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.0 percentage points in the first three months of 2024 compared to the first three months of 2023 reflecting the impact of higher earned premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.4 percentage points in the first three months of 2024 compared to the first three months of 2023 due primarily to the impact of higher earned premiums on the ratio and lower average commission rates in the financial institutions business resulting from a change in the mix of business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $205 million in the first three months of 2024 compared to $207 million in the first three months of 2023, a decrease of $2 million (1%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2024	2023	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$149	$129	$20	16%
Alternative investments	56	78	(22)	(28%)
Total net investment income	$205	$207	$(2)	(1%)

Average invested assets (at amortized cost)	$15,331	$14,350	$981	7%

Yield (net investment income as a % of average invested assets)	5.35%	5.77%	(0.42%)

Tax equivalent yield (*)	5.42%	5.83%	(0.41%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The decrease in the property and casualty insurance segment’s net investment income for the first three months of 2024 compared to the first three months of 2023 reflects lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by the impact of higher balances of invested assets and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.35% for the first three months of 2024 compared to 5.77% for the first three months of 2023, a decrease of 0.42 percentage points reflecting lower returns on alternative investments. The annualized return earned on alternative investments was 9.0% in the first three months of 2024 compared to 14.2% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $18 million for the first three months of 2024 compared to $11 million for the first three months of 2023, an increase of $7 million (64%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2024	2023
Other income	$2	$5
Other expenses:
Amortization of intangibles	5	3
Interest expense on funds withheld	12	10
Other	3	3
Total other expenses	20	16
Other income and expenses, net	$(18)	$(11)
The decrease in other income in the first three months of 2024 compared to the first three months of 2023 is due primarily to the impact of death benefits received on a company-owned life insurance policy in the first three months of 2023. The higher amortization of intangibles in the first three months of 2024 compared to the first three months of 2023 reflects the acquisition of CRS in July 2023.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $50 million in the first three months of 2024 compared to $40 million in the first three months of 2023, an increase of $10 million (25%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $50 million in the first three months of 2024 compared to $42 million in the first three months of 2023, an increase of $8 million (19%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three months ended March 31,
	2024	2023	% Change
Revenues:
Net investment income	$7	$11	(36%)
Other income — P&C fees	36	24	50%
Other income	4	7	(43%)
Total revenues	47	42	12%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	22	10	120%
Other expense — expenses associated with P&C fees	14	14	—%
Other expenses (*)	42	41	2%
Costs and expenses, excluding interest charges on borrowed money	78	65	20%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(31)	(23)	35%
Interest charges on borrowed money	19	19	—%
Core loss before income taxes, excluding realized gains and losses	(50)	(42)	19%
Pretax non-core gain on retirement of debt	—	2	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(50)	$(40)	25%
(*)Excludes a pretax non-core gain on retirement of debt of $2 million in the first three months of 2023.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $7 million in the first three months of 2024 compared to $11 million in the first three months of 2023, a decrease of $4 million (36%) reflecting the impact of lower average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2024, AFG collected $25 million in fees for these services compared to $24 million in the first three months of 2023. Management views this fee income, net of the $14 million in both the first three months of 2024 and the first three months of 2023 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date during the first three months of 2024. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in the first three months of 2024 and $4 million in the first three months of 2023 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million in the first three months of 2024 and $3 million the first three months of 2023, a decrease of $2 million (67%).

Holding Company and Other — Other Expenses
Excluding the non-core gain on retirement of debt in the first three months of 2023 discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $42 million in the first three months of 2024 compared to $41 million in the first three months of 2023, an increase of $1 million (2%). Other expenses for the 2024 quarter includes a $4 million charge to increase liabilities related to AFG’s former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the first three months of 2024 and the first three months of 2023.

Holding Company and Other — Gain on Retirement of Debt
During the first quarter of 2023, AFG repurchased $18 million principal amount of its senior notes, which resulted in a $2 million pretax non-core gain.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $14 million in the first three months of 2024 compared to net losses of $46 million in the first three months of 2023, a change of $60 million (130%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2024	2023
Realized gains (losses) before impairment allowances:
Disposals	$(3)	$(24)
Change in the fair value of equity securities	20	(18)
Change in the fair value of derivatives	(1)	1
	16	(41)

Change in allowance for impairments on securities	(2)	(5)
Realized gains (losses) on securities	$14	$(46)

The $24 million net realized loss from disposals in the first three months of 2023 includes losses of $14 million from the sale of investments in banks and $4 million from the sale of municipal bonds.

The $20 million net realized gain from the change in the fair value of equity securities in the first three months of 2024 includes gains of $11 million on investments in banks and financing companies and $4 million on investments in natural gas companies. The $18 million net realized loss from the change in the fair value of equity securities in the first three months of 2023 includes losses of $10 million on investments in healthcare companies, $6 million on investments in banks and $6 million on investments in energy companies, partially offset by gains of $4 million on investments in retail companies and $2 million on investments in media companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $62 million for the first three months of 2024 compared to $52 million for the first three months of 2023, an increase of $10 million (19%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. ASU 2023-07 will require enhanced disclosures about significant segment expenses and a description of the composition of other segment expenses by business segment. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and are to be applied on a retrospective basis. As of March 31, 2024, AFG has not adopted ASU 2023-07. Management is evaluating the impact of the standard to the segment reporting disclosures. Since ASU 2023-07 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of March 31, 2024, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to the income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2024, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2023 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at March 31, 2024 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,428
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(313)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the first fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first three months of 2024. As of March 31, 2024, there are 5,729,010 remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

AFG acquired 2,155 shares of its Common Stock (at an average of $120.73 per share) in January 2024, 45,585 shares (at $126.63 per share) in February 2024 and 130 shares (at $132.23 per share) in March 2024 in connection with its stock incentive plans.

ITEM 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

May 3, 2024	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer