Form 10-Q
period 2024-06-30
AMERICAN FINANCIAL GROUP INC
filed 2024-08-08
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2024, there were 83,903,815 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$1,121	$1,225
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,573 and $10,752; allowance for expected credit losses of $10 and $12)	10,196	10,377
Fixed maturities, trading at fair value	65	57
Equity securities, at fair value	1,077	1,018
Investments accounted for using the equity method	1,882	1,814
Mortgage loans	773	643
Real estate and other investments	147	129
Total cash and investments	15,261	15,263

Recoverables from reinsurers	4,157	4,477
Prepaid reinsurance premiums	1,143	961
Agents’ balances and premiums receivable	1,909	1,471
Deferred policy acquisition costs	328	309
Assets of managed investment entities	4,695	4,484
Other receivables	758	1,171
Other assets	1,357	1,346
Goodwill	305	305
Total assets	$29,913	$29,787

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$12,607	$13,087
Unearned premiums	3,816	3,451
Payable to reinsurers	1,176	1,186
Liabilities of managed investment entities	4,536	4,307
Long-term debt	1,475	1,475
Other liabilities	1,919	2,023
Total liabilities	25,529	25,529

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,897,267 and 83,635,807 shares outstanding	84	84
Capital surplus	1,392	1,372
Retained earnings	3,239	3,121
Accumulated other comprehensive income (loss), net of tax	(331)	(319)
Total shareholders’ equity	4,384	4,258
Total liabilities and shareholders’ equity	$29,913	$29,787

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Property and casualty insurance net earned premiums	$1,585	$1,507	$3,131	$2,944
Net investment income	188	198	386	415
Realized gains (losses) on securities	(2)	(2)	12	(48)
Income of managed investment entities:
Investment income	98	112	197	216
Gain (loss) on change in fair value of assets/liabilities	4	—	14	(4)
Other income	27	25	66	57
Total revenues	1,900	1,840	3,806	3,580

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	937	905	1,849	1,725
Commissions and other underwriting expenses	506	485	1,009	958
Interest charges on borrowed money	19	19	38	38
Expenses of managed investment entities	90	103	182	198
Other expenses	77	73	153	142
Total costs and expenses	1,629	1,585	3,231	3,061
Earnings before income taxes	271	255	575	519
Provision for income taxes	62	55	124	107
Net Earnings	$209	$200	$451	$412

Earnings per Common Share:
Total basic earnings	$2.49	$2.35	$5.38	$4.84
Total diluted earnings	$2.49	$2.34	$5.38	$4.83
Average number of Common Shares:
Basic	83.9	85.1	83.8	85.2
Diluted	83.9	85.2	83.9	85.3

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net earnings	$209	$200	$451	$412

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(13)	(52)	(8)	9
Reclassification adjustment for realized (gains) losses included in net earnings	1	1	5	24
Total net unrealized gains (losses) on securities	(12)	(51)	(3)	33
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(4)	(17)	(14)	(13)
Reclassification adjustment for investment income included in net earnings	6	5	11	9
Total net unrealized gains (losses) on cash flow hedges	2	(12)	(3)	(4)
Foreign currency translation adjustments	(6)	3	(6)	3
Other comprehensive income (loss), net of tax	(16)	(60)	(12)	32

Comprehensive income	$193	$140	$439	$444

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at March 31, 2024	83,857,354	$1,466	$3,089	$(315)	$4,240
Net earnings	—	—	209	—	209
Other comprehensive loss	—	—	—	(16)	(16)
Dividends ($0.71 per share)	—	—	(59)	—	(59)
Shares issued:
Exercise of stock options	3,283	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	35,357	5	—	—	5
Dividend reinvestment plan	1,815	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(21)	—	—	—	—
Forfeitures of restricted stock	(521)	—	—	—	—
Balance at June 30, 2024	83,897,267	$1,476	$3,239	$(331)	$4,384

Balance at March 31, 2023	85,171,658	$1,459	$2,933	$(451)	$3,941
Net earnings	—	—	200	—	200
Other comprehensive loss	—	—	—	(60)	(60)
Dividends ($0.63 per share)	—	—	(54)	—	(54)
Shares issued:
Exercise of stock options	13,062	—	—	—	—
Restricted stock awards	18,344	—	—	—	—
Other benefit plans	33,988	4	—	—	4
Dividend reinvestment plan	1,552	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(374,958)	(6)	(37)	—	(43)
Shares exchanged — benefit plans	(1,054)	—	—	—	—
Forfeitures of restricted stock	(4,064)	—	—	—	—
Balance at June 30, 2023	84,858,528	$1,462	$3,042	$(511)	$3,993

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	451	—	451
Other comprehensive loss	—	—	—	(12)	(12)
Dividends ($3.92 per share)	—	—	(328)	—	(328)
Shares issued:
Exercise of stock options	96,134	4	—	—	4
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	51,161	7	—	—	7
Dividend reinvestment plan	10,068	1	—	—	1
Stock-based compensation expense	—	9	—	—	9
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(47,891)	(1)	(5)	—	(6)
Forfeitures of restricted stock	(5,693)	—	—	—	—
Balance at June 30, 2024	83,897,267	$1,476	$3,239	$(331)	$4,384

Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	412	—	412
Other comprehensive income	—	—	—	32	32
Dividends ($5.26 per share)	—	—	(448)	—	(448)
Shares issued:
Exercise of stock options	77,401	3	—	—	3
Restricted stock awards	165,513	—	—	—	—
Other benefit plans	46,287	6	—	—	6
Dividend reinvestment plan	12,463	2	—	—	2
Stock-based compensation expense	—	9	—	—	9
Shares acquired and retired	(574,720)	(10)	(57)	—	(67)
Shares exchanged — benefit plans	(56,436)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(15,986)	—	—	—	—
Balance at June 30, 2023	84,858,528	$1,462	$3,042	$(511)	$3,993

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2024	2023
Operating Activities:
Net earnings	$451	$412
Adjustments:
Depreciation and amortization	39	39
Realized (gains) losses on investing activities	(12)	46
Net purchases of trading securities	(12)	(2)
Change in:
Reinsurance and other receivables	112	(354)
Other assets	12	(40)
Insurance claims and reserves	(115)	391
Payable to reinsurers	(10)	3
Other liabilities	(185)	24
Managed investment entities’ assets/liabilities	(239)	70
Other operating activities, net	(22)	(71)
Net cash provided by operating activities	19	518

Investing Activities:
Purchases of:
Fixed maturities	(821)	(851)
Equity securities	(94)	(76)
Mortgage loans	(141)	—
Other investments	(94)	(73)
Real estate, property and equipment	(71)	(33)
Proceeds from:
Maturities and redemptions of fixed maturities	930	705
Repayments of mortgage loans	9	32
Sales of fixed maturities	99	401
Sales of equity securities	81	67
Sales of other investments	15	43
Sales of real estate, property and equipment	25	2
Managed investment entities:
Purchases of investments	(1,078)	(951)
Proceeds from sales and redemptions of investments	1,135	1,104
Other investing activities, net	(1)	(2)
Net cash provided by (used in) investing activities	(6)	368

Financing Activities:
Reductions of long-term debt	—	(21)
Issuances of Common Stock	10	8
Repurchases of Common Stock	—	(67)
Cash dividends paid on Common Stock	(327)	(446)
Issuances of managed investment entities’ liabilities	1,774	617
Retirements of managed investment entities’ liabilities	(1,574)	(861)
Net cash used in financing activities	(117)	(770)
Net Change in Cash and Cash Equivalents	(104)	116
Cash and cash equivalents at beginning of period	1,225	872
Cash and cash equivalents at end of period	$1,121	$988

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Acquisition of Business	I.	Long-Term Debt
C.	Segments of Operations	J.	Shareholders’ Equity
D.	Fair Value Measurements	K.	Income Taxes
E.	Investments	L.	Contingencies
F.	Derivatives	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2024, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first six months of 2024.

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

At June 30, 2024 AFG has a $227 million lease liability included in other liabilities and a lease right-of-use asset of $206 million included in other assets compared to $198 million and $176 million, respectively, at December 31, 2023.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of 2024 and 2023 — none and 0.1 million; first six months of both 2024 and 2023 — 0.1 million.

There were no anti-dilutive potential common shares for the second quarter or the first six months of 2024 or 2023.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following tables (in millions) show AFG’s revenues and earnings before income taxes by segment and sub-segment.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$543	$534	$1,056	$1,009
Specialty casualty	739	711	1,469	1,415
Specialty financial	241	195	484	391
Other specialty	62	67	122	129
Total premiums earned	1,585	1,507	3,131	2,944
Net investment income	189	191	394	398
Other income	2	3	4	8
Total property and casualty insurance	1,776	1,701	3,529	3,350
Other	126	141	265	278
Total revenues before realized gains (losses)	1,902	1,842	3,794	3,628
Realized gains (losses) on securities	(2)	(2)	12	(48)
Total revenues	$1,900	$1,840	$3,806	$3,580

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$39	$32	$95	$75
Specialty casualty	108	95	182	183
Specialty financial	25	10	58	36
Other specialty	(21)	(14)	(30)	(16)
Other lines	(1)	1	(2)	—
Total underwriting	150	124	303	278
Investment and other income, net	169	175	356	371
Total property and casualty insurance	319	299	659	649
Other (*)	(46)	(42)	(96)	(82)
Total earnings before realized gains (losses) and income taxes	273	257	563	567
Realized gains (losses) on securities	(2)	(2)	12	(48)
Total earnings before income taxes	$271	$255	$575	$519
(*)Includes holding company interest and expenses, which includes a loss of $1 million and a gain of $1 million on retirement of debt in the second quarter and first six months of 2023, respectively.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$176	$—	$—	$176
States, municipalities and political subdivisions	—	866	2	868
Foreign government	—	231	—	231
Residential MBS	—	1,661	2	1,663
Commercial MBS	—	70	—	70
Collateralized loan obligations	—	1,458	1	1,459
Other asset-backed securities	—	2,023	340	2,363
Corporate and other	11	2,944	411	3,366
Total AFS fixed maturities	187	9,253	756	10,196
Trading fixed maturities	—	53	12	65
Equity securities	435	40	602	1,077
Assets of managed investment entities (“MIE”)	558	4,125	12	4,695
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,180	$13,472	$1,382	$16,034
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	539	3,985	12	4,536
Other liabilities — derivatives	—	26	—	26
Total liabilities accounted for at fair value	$539	$4,011	$14	$4,564

December 31, 2023
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$235	$1	$—	$236
States, municipalities and political subdivisions	—	982	2	984
Foreign government	—	230	—	230
Residential MBS	—	1,656	2	1,658
Commercial MBS	—	74	—	74
Collateralized loan obligations	—	1,686	1	1,687
Other asset-backed securities	—	2,011	351	2,362
Corporate and other	9	2,757	380	3,146
Total AFS fixed maturities	244	9,397	736	10,377
Trading fixed maturities	—	57	—	57
Equity securities	500	33	485	1,018
Assets of managed investment entities	335	4,140	9	4,484
Other assets — derivatives	—	6	—	6
Total assets accounted for at fair value	$1,079	$13,633	$1,230	$15,942
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	322	3,976	9	4,307
Other liabilities — derivatives	—	22	—	22
Total liabilities accounted for at fair value	$322	$3,998	$11	$4,331

Approximately 9% of the total assets carried at fair value at June 30, 2024, were Level 3 assets. Approximately 8% ($119 million) of those Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 1% ($8 million) of the Level 3 assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets. Approximately 32%

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
($440 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships.

Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 59% ($815 million) of the total fair value of Level 3 assets at June 30, 2024. Approximately 71% ($577 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 20% ($159 million) of the internally developed Level 3 assets are equity securities which are priced primarily using internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2024 and 2023 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2024	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2024
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	2	—	—	—	—	—	—	2
Residential MBS	2	—	—	—	—	—	—	2
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	335	(1)	4	9	(7)	—	—	340
Corporate and other	402	—	1	15	(6)	—	(1)	411
Total AFS fixed maturities	742	(1)	5	24	(13)	—	(1)	756
Trading fixed maturities	—	—	—	12	—	—	—	12
Equity securities	545	15	—	48	(6)	—	—	602
Assets of MIE	10	(1)	—	3	—	—	—	12
Total Level 3 assets	$1,297	$13	$5	$87	$(19)	$—	$(1)	$1,382

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$—	$—	$—	$—	$—	$—	$(2)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	—	—	—	5
Residential MBS	5	—	—	—	—	—	—	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	335	(2)	—	3	(26)	31	(20)	321
Corporate and other	359	(4)	8	12	(2)	2	(6)	369
Total AFS fixed maturities	705	(6)	8	15	(28)	33	(26)	701
Equity securities	411	10	—	30	(3)	—	—	448
Assets of MIE	12	(1)	—	—	—	—	—	11
Total Level 3 assets	$1,128	$3	$8	$45	$(31)	$33	$(26)	$1,160

Contingent consideration — acquisitions	$(25)	$—	$—	$—	$—	$—	$—	$(25)
Total Level 3 liabilities	$(25)	$—	$—	$—	$—	$—	$—	$(25)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2024
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	2	—	—	—	—	—	—	2
Residential MBS	2	—	—	—	—	—	—	2
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	351	(1)	4	24	(12)	—	(26)	340
Corporate and other	380	(1)	1	48	(12)	—	(5)	411
Total AFS fixed maturities	736	(2)	5	72	(24)	—	(31)	756
Trading fixed maturities	—	—	—	12	—	—	—	12
Equity securities	485	35	—	90	(8)	—	—	602
Assets of MIE	9	(2)	—	5	—	—	—	12
Total Level 3 assets	$1,230	$31	$5	$179	$(32)	$—	$(31)	$1,382

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$—	$—	$—	$—	$—	$—	$(2)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	—	—	—	5
Residential MBS	9	—	—	—	(3)	4	(5)	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	—	—	—	—	—	(1)	1
Other asset-backed securities	329	(2)	4	10	(31)	31	(20)	321
Corporate and other	319	1	10	56	(13)	2	(6)	369
Total AFS fixed maturities	664	(1)	14	66	(47)	37	(32)	701
Equity securities	427	7	—	61	(25)	—	(22)	448
Assets of MIE	11	(2)	—	2	—	—	—	11
Total Level 3 assets	$1,102	$4	$14	$129	$(72)	$37	$(54)	$1,160

Contingent consideration — acquisitions	$(25)	$—	$—	$—	$—	$—	$—	$(25)
Total Level 3 liabilities	$(25)	$—	$—	$—	$—	$—	$—	$(25)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and cash equivalents	$1,121	$1,121	$1,121	$—	$—
Mortgage loans	773	726	—	—	726
Total financial assets not accounted for at fair value	$1,894	$1,847	$1,121	$—	$726

Long-term debt	$1,475	$1,324	$—	$1,321	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,324	$—	$1,321	$3

December 31, 2023
Financial assets:
Cash and cash equivalents	$1,225	$1,225	$1,225	$—	$—
Mortgage loans	643	596	—	—	596
Total financial assets not accounted for at fair value	$1,868	$1,821	$1,225	$—	$596

Long-term debt	$1,475	$1,345	$—	$1,342	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,345	$—	$1,342	$3

E.    Investments

Available for sale fixed maturities at June 30, 2024 and December 31, 2023, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
June 30, 2024
Fixed maturities:
U.S. government and government agencies	$182	$—	$—	$(6)	$(6)	$176
States, municipalities and political subdivisions	917	—	4	(53)	(49)	868
Foreign government	234	—	1	(4)	(3)	231
Residential MBS	1,805	1	22	(163)	(141)	1,663
Commercial MBS	70	—	—	—	—	70
Collateralized loan obligations	1,467	3	14	(19)	(5)	1,459
Other asset-backed securities	2,450	6	14	(95)	(81)	2,363
Corporate and other	3,448	—	31	(113)	(82)	3,366
Total fixed maturities	$10,573	$10	$86	$(453)	$(367)	$10,196

December 31, 2023
Fixed maturities:
U.S. government and government agencies	$243	$—	$1	$(8)	$(7)	$236
States, municipalities and political subdivisions	1,014	—	8	(38)	(30)	984
Foreign government	236	—	1	(7)	(6)	230
Residential MBS	1,788	1	26	(155)	(129)	1,658
Commercial MBS	75	—	—	(1)	(1)	74
Collateralized loan obligations	1,709	3	9	(28)	(19)	1,687
Other asset-backed securities	2,477	5	10	(120)	(110)	2,362
Corporate and other	3,210	3	52	(113)	(61)	3,146
Total fixed maturities	$10,752	$12	$107	$(470)	$(363)	$10,377

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024			December 31, 2023
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$558	$655	$97	$512	$586	$74
Perpetual preferred stocks	389	422	33	422	432	10
Total equity securities carried at fair value	$947	$1,077	$130	$934	$1,018	$84

The following table shows the carrying value and net investment income from investments accounted for using the equity method (in millions):

			Net Investment Income
	Carrying Value		Three months ended June 30,		Six months ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
Real estate-related investments (*)	$1,325	$1,320	$11	$28	$5	$75
Private equity	519	457	1	(1)	31	7
Private debt	38	37	2	1	3	3
Total investments accounted for using the equity method	$1,882	$1,814	$14	$28	$39	$85
(*)90% and 92% of the carrying value relates to underlying investments in multi-family properties as of June 30, 2024 and December 31, 2023, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $461 million and $418 million as of June 30, 2024 and December 31, 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2024
Fixed maturities:
U.S. government and government agencies	$—	$33	100%	$(6)	$130	96%
States, municipalities and political subdivisions	(5)	179	97%	(48)	530	92%
Foreign government	(1)	73	99%	(3)	145	98%
Residential MBS	(2)	190	99%	(161)	962	86%
Commercial MBS	—	5	100%	—	39	100%
Collateralized loan obligations	—	26	100%	(19)	326	94%
Other asset-backed securities	(1)	124	99%	(94)	1,530	94%
Corporate and other	(6)	547	99%	(107)	1,451	93%
Total fixed maturities	$(15)	$1,177	99%	$(438)	$5,113	92%

December 31, 2023
Fixed maturities:
U.S. government and government agencies	$—	$11	100%	$(8)	$191	96%
States, municipalities and political subdivisions	(1)	76	99%	(37)	526	93%
Foreign government	—	—	—%	(7)	207	97%
Residential MBS	(1)	42	98%	(154)	1,089	88%
Commercial MBS	—	—	—%	(1)	61	98%
Collateralized loan obligations	—	25	100%	(28)	807	97%
Other asset-backed securities	(1)	151	99%	(119)	1,663	93%
Corporate and other	(4)	123	97%	(109)	1,455	93%
Total fixed maturities	$(7)	$428	98%	$(463)	$5,999	93%

At June 30, 2024, the gross unrealized losses on fixed maturities of $453 million relate to approximately 1,450 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 94% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at March 31, 2024	$11	$—	$11
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	(1)	—	(1)
Balance at June 30, 2024	$10	$—	$10

Balance at March 31, 2023	$11	$5	$16
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at June 30, 2023	$11	$5	$16

Balance at December 31, 2023	$9	$3	$12
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	(1)	(3)	(4)
Balance at June 30, 2024	$10	$—	$10

Balance at December 31, 2022	$10	$1	$11
Provision for expected credit losses on securities with no previous allowance	1	5	6
Reductions to previously recognized expected credit losses	—	(1)	(1)
Reductions due to sales or redemptions	—	—	—
Balance at June 30, 2023	$11	$5	$16
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities.

In the first six months of 2024 and 2023, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of June 30, 2024 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$414	$404	4%
After one year through five years	2,857	2,764	27%
After five years through ten years	1,226	1,204	12%
After ten years	284	269	3%
	4,781	4,641	46%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	3,908	3,822	37%
MBS (average life of approximately 6.5 years)	1,874	1,733	17%
Total	$10,563	$10,196	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2024 or December 31, 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
Fixed maturities:
Interest and amortization	$136	$124	$270	$243
Change in fair value (a)	—	7	—	10
Equity securities:
Dividends	7	9	14	18
Change in fair value (b)	9	13	25	29
Equity in earnings of partnerships and similar investments	14	28	39	85
Other	27	22	49	40
Gross investment income	193	203	397	425
Investment expenses	(5)	(5)	(11)	(10)
Net investment income	$188	$198	$386	$415
(a)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.
(b)AFG records holding gains and losses on limited partnerships and similar investments that do not qualify for equity method accounting and related equity investments in net investment income.
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(1)	$—	$(1)	$(15)	$(5)	$—	$(5)	$(64)
Equity securities	(1)	—	(1)	—	3	—	3	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(2)	—	(2)	(15)	(2)	—	(2)	(64)
Tax effects	—	—	—	3	1	—	1	13
Net of tax	$(2)	$—	$(2)	$(12)	$(1)	$—	$(1)	$(51)

	Six months ended June 30, 2024				Six months ended June 30, 2023
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(5)	$(2)	$(7)	$(4)	$(28)	$(5)	$(33)	$43
Equity securities	19	—	19	—	(15)	—	(15)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	14	(2)	12	(4)	(43)	(5)	(48)	43
Tax effects	(3)	—	(3)	1	9	1	10	(10)
Net of tax	$11	$(2)	$9	$(3)	$(34)	$(4)	$(38)	$33

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the second quarter and first six months of 2024 and 2023 on securities that were still owned at June 30, 2024 and June 30, 2023 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Included in realized gains (losses)	$(3)	$2	$17	$(21)
Included in net investment income	9	13	25	29
	$6	$15	$42	$8

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2024	2023
Gross gains	$—	$2
Gross losses	(4)	(27)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2024		December 31, 2023
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$—	$26	$1	$22

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	59	—	81	—
Total return swap	Other assets/Other liabilities	1	—	5	—
		$60	$26	$87	$22

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.19 billion at June 30, 2024 compared to $1.30 billion at December 31, 2023, reflecting scheduled amortization. Amounts reclassified from AOCI to net earnings were losses of $7 million in the second quarter of both 2024 and 2023,and losses of $14 million and $12 million in the first six months of 2024 and 2023, respectively. Based on forward interest rate curves at June 30, 2024, management estimates that it will reclassify approximately $17 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $47 million and $48 million at June 30, 2024 and December 31, 2023, respectively, is included in other assets in AFG’s Balance Sheet.

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

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. A liability to return collateral related to the swap of $1 million and $5 million is included in other liabilities on AFG’s Balance Sheet at June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of Earnings Line	2024	2023	2024	2023
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(7)	$(7)	$(14)	$(12)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	—	(4)	(1)	(3)
Fixed maturities with embedded derivatives	Net investment income	1	7	1	10
Total return swap	Other expenses	—	3	6	9
Earnings (losses) on non-designated hedges		1	6	6	16
Total earnings (losses) on derivatives		$(6)	$(1)	$(8)	$4

G.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 13.3% to 100% of the most subordinate debt tranche of fourteen active collateralized loan obligation entities (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2012 and 2024, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $159 million (including $146 million invested in the most subordinate tranches) at June 30, 2024.

In the first six months of 2024, AFG formed two new CLOs, which issued an aggregate $813 million face amount of liabilities (including $73 million face amount purchased by AFG). In March 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$169	$119	$137	$112
Purchases	34	—	62	11
Sales	(40)	—	(40)	—
Distributions	(11)	(7)	(20)	(12)
Change in fair value	5	5	18	6
Change in accrued interest	1	—	1	—
Balance at end of period (*)	$158	$117	$158	$117
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

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(15)	$32	$(3)	$66
Liabilities	19	(32)	17	(70)
Management fees paid to AFG	3	4	6	8
CLO earnings attributable to AFG	9	5	23	6
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $109 million at both June 30, 2024 and December 31, 2023. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $276 million and $253 million at those dates, respectively. The CLO assets include loans with an aggregate fair value of $8 million at June 30, 2024 and $7 million at December 31, 2023, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $16 million at June 30, 2024 and $13 million at December 31, 2023).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.46 billion at June 30, 2024 and $1.69 billion at December 31, 2023.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $305 million during the first six months of 2024.

Included in other assets in AFG’s Balance Sheet is $204 million at June 30, 2024 and $213 million at December 31, 2023 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $48 million and $39 million, respectively. Amortization of intangibles was $4 million and $3 million in the second quarters of 2024 and 2023 and $9 million and $6 million in the first six months of 2024 and 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2024			December 31, 2023
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.25% Senior Notes due April 2030	253	(4)	249	253	(4)	249
Other	3	—	3	3	—	3
	823	(5)	818	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,498	$(23)	$1,475	$1,498	$(23)	$1,475

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

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest, based on AFG’s credit rating, at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at June 30, 2024 or December 31, 2023.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended June 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(16)	$3	$(13)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		1	—	1
Total net unrealized gains (losses) on securities	$(278)	(15)	3	(12)	$(290)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(5)	1	(4)
Reclassification adjustment for investment income included in net earnings (*)		7	(1)	6
Total net unrealized gains (losses) on cash flow hedges	(22)	2	—	2	(20)
Foreign currency translation adjustments	(17)	(5)	(1)	(6)	(23)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(315)	$(18)	$2	$(16)	$(331)

Quarter ended June 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(66)	$14	$(52)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		2	(1)	1
Total net unrealized gains (losses) on securities	$(413)	(64)	13	(51)	$(464)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(21)	4	(17)
Reclassification adjustment for investment income included in net earnings (*)		6	(1)	5
Total net unrealized gains (losses) on cash flow hedges	(21)	(15)	3	(12)	(33)
Foreign currency translation adjustments	(20)	2	1	3	(17)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(451)	$(77)	$17	$(60)	$(511)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Six months ended June 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(10)	$2	$(8)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		6	(1)	5
Total net unrealized gains (losses) on securities	$(287)	(4)	1	(3)	$(290)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(18)	4	(14)
Reclassification adjustment for investment income included in net earnings (*)		14	(3)	11
Total net unrealized gains (losses) on cash flow hedges	(17)	(4)	1	(3)	(20)
Foreign currency translation adjustments	(17)	(5)	(1)	(6)	(23)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$(13)	$1	$(12)	$(331)

Six months ended June 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$12	$(3)	$9
Reclassification adjustment for realized (gains) losses included in net earnings (*)		31	(7)	24
Total net unrealized gains (losses) on securities	$(497)	43	(10)	33	$(464)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(16)	3	(13)
Reclassification adjustment for investment income included in net earnings (*)		11	(2)	9
Total net unrealized gains (losses) on cash flow hedges	(29)	(5)	1	(4)	(33)
Foreign currency translation adjustments	(20)	2	1	3	(17)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(543)	$40	$(8)	$32	$(511)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2024, AFG issued 157,681 shares of restricted Common Stock (fair value of $126.24 per share) under the stock incentive plans.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million and $4 million in the second quarter of 2024 and 2023, respectively, and $9 million in both the first six months of 2024 and 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$271		$255		$575		$519

Income taxes at statutory rate	$57	21%	$54	21%	$121	21%	$109	21%
Effect of:
Employee stock ownership plan dividend paid deduction	—	—%	—	—%	(2)	—%	(3)	(1%)
Stock-based compensation	—	—%	—	—%	(2)	—%	(2)	—%
Tax exempt interest	(1)	—%	(1)	—%	(2)	(1%)	(2)	—%
Dividends received deduction	(1)	—%	—	—%	(1)	—%	(1)	—%
Nondeductible expenses	2	1%	2	1%	4	1%	5	1%
Adjustment related to sale of subsidiary	4	1%	—	—%	4	1%	—	—%
Foreign operations	—	—%	2	1%	—	—%	4	1%
Other	1	—%	(2)	(1%)	2	—%	(3)	(1%)
Provision for income taxes as shown in the statement of earnings	$62	23%	$55	22%	$124	22%	$107	21%

In the second quarter of 2024, AFG recorded $4 million in net tax expense related to a pending IRS settlement regarding the sale of a subsidiary in a prior year.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2024 and 2023 (in millions):

	Six months ended June 30,
	2024	2023
Balance at beginning of year	$13,087	$11,974
Less reinsurance recoverables, net of allowance	4,288	3,767
Net liability at beginning of year	8,799	8,207
Provision for losses and LAE occurring in the current period	1,934	1,850
Net decrease in the provision for claims of prior years	(85)	(125)
Total losses and LAE incurred	1,849	1,725
Payments for losses and LAE of:
Current year	(425)	(338)
Prior years	(1,533)	(1,345)
Total payments	(1,958)	(1,683)
Foreign currency translation and other	(1)	—
Net liability at end of period	8,689	8,249
Add back reinsurance recoverables, net of allowance	3,918	3,676
Gross unpaid losses and LAE included in the balance sheet at end of period	$12,607	$11,925

The net decrease in the provision for claims of prior years during the first six months of 2024 reflects (i) lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the fidelity and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the excess liability business and higher than expected claim frequency and severity in the social services business (within the Specialty casualty sub-segment), (ii) higher than anticipated claim severity in the innovative markets and surety businesses (within the Specialty financial sub-segment) and (iii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2024 and 2023 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2024	2023	2024	2023
Balance at March 31	$10	$9	$15	$8
Provision (credit) for expected credit losses	—	—	4	1
Write-offs charged against the allowance	—	—	(1)	—
Balance at June 30	$10	$9	$18	$9

Balance at December 31	$10	$8	$15	$8
Provision (credit) for expected credit losses	—	1	4	1
Write-offs charged against the allowance	—	—	(1)	—
Balance at June 30	$10	$9	$18	$9

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	33	Results of Operations	43
Overview	34	General	43
Critical Accounting Policies	34	Results of Operations — Second Quarter	44
Liquidity and Capital Resources	35	Segmented Statement of Earnings	44
Ratios	35	Property and Casualty Insurance	45
Condensed Consolidated Cash Flows	35	Holding Company, Other and Unallocated	54
Parent and Subsidiary Liquidity	36	Results of Operations — First Six Months	56
Investments	37	Segmented Statement of Earnings	57
Uncertainties	39	Property and Casualty Insurance	58
Managed Investment Entities	40	Holding Company, Other and Unallocated	67
		Recent Accounting Standards	69

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

AFG reported net earnings of $209 million ($2.49 per share, diluted) for the second quarter of 2024 compared to $200 million ($2.34 per share, diluted) for the second quarter of 2023 reflecting higher underwriting profit.

AFG reported net earnings of $451 million ($5.38 per share, diluted) for the first six months of 2024 compared to $412 million ($4.83 per share, diluted) for the first six months of 2023. The year-over-year increase was due primarily to higher underwriting profit and the impact of higher yields on fixed maturity investments coupled with net realized gains on securities in the first six months of 2024 compared to net realized losses on securities in the first six months of 2023. These items were partially offset by lower returns on AFG’s alternative investment portfolio.

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Economic inflation, social inflation, supply chain disruption, labor shortages and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment and the conflicts in Ukraine and Israel. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

Management expects continued premium growth and strong underwriting results in the ongoing generally favorable property and casualty insurance market. In addition, management anticipates the deployment of cash during the elevated interest rate environment (since early 2022) will continue to have a positive impact on investment income on fixed maturity investments into 2025.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2023 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	June 30, 2024	2023	2022
Principal amount of long-term debt	$1,498	$1,498	$1,521
Total capital	6,213	6,075	6,116
Ratio of debt to total capital:
Including subordinated debt	24.1%	24.7%	24.9%
Excluding subordinated debt	13.2%	13.5%	13.8%

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

	Six months ended June 30,
	2024	2023
Net cash provided by operating activities	$19	$518
Net cash provided by (used in) investing activities	(6)	368
Net cash used in financing activities	(117)	(770)
Net change in cash and cash equivalents	$(104)	$116

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $239 million during the first six months of 2024 and increased cash flows from operating activities by $70 million in the first six months of 2023, accounting for a $309 million decrease in cash flows from operating activities in the 2024 period compared to the 2023 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $258 million and $448 million in the first six months of 2024 and 2023, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $57 million source of cash in the first six months of 2024 compared to $153 million in the first six months of 2023, accounting for a $96 million decrease in net cash provided by (used in) investing activities in the first six months of 2024 compared to the same 2023 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were a $63 million use of cash in the first six months of 2024 compared to a $215 million source of cash in the first six months of 2023.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $117 million for the first six months of 2024 compared to $770 million in the first six months of 2023, a decrease of $653 million. AFG paid cash dividends totaling $327 million in the first six months of 2024 compared to $446 million in the first six months of 2023, a decrease in cash used by financing activities of $119 million. There were no debt retirements in the first six months of 2024 compared to $21 million in debt retirements during the first six months of 2023. During the first six months of 2024, AFG did not repurchase any of its Common Stock compared to repurchases of $67 million in the comparable 2023 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $200 million in the first six months of 2024 compared to retirements exceeding issuances by $244 million in the first six months of 2023, accounting for a $444 million decrease in net cash used in financing activities in the 2024 period compared to the 2023 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

At June 30, 2024, AFG (parent) held approximately $438 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facilities, or under any other parent company short-term borrowing arrangements, during 2023 or the first six months of 2024.

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

Investments
AFG’s investment portfolio at June 30, 2024, contained $10.20 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $65 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $526 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $551 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are generally based on published closing prices. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at June 30, 2024 and 4% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2024 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,261
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(308)
Approximately 94% of the fixed maturities held by AFG at June 30, 2024, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 3% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
AFG has less than $100 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $540 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2024, is shown in the following table (dollars in millions). Approximately $226 million of available for sale fixed maturity securities had no unrealized gains or losses at June 30, 2024.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$3,680	$6,290
Amortized cost of securities, net of allowance for expected credit losses	$3,594	$6,743
Gross unrealized gain (loss)	$86	$(453)
Fair value as % of amortized cost	102%	93%
Number of security positions	679	1,444
Number individually exceeding $2 million gain or loss	1	42
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$22	$(163)
Collateralized loan obligations	14	(19)
Other asset-backed securities	14	(95)
Banking	9	(21)
States and municipalities	4	(53)
Asset managers	3	(27)
Percentage rated investment grade	96%	95%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2024, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	—%	6%
After one year through five years	20%	31%
After five years through ten years	16%	9%
After ten years	3%	3%
	39%	49%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	47%	32%
Mortgage-backed securities (average life of approximately 6.5 years)	14%	19%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2024
Securities with unrealized gains:
Exceeding $500,000 (32 securities)	$549	$27	105%
$500,000 or less (647 securities)	3,131	59	102%
	$3,680	$86	102%
Securities with unrealized losses:
Exceeding $500,000 (229 securities)	$2,576	$(328)	89%
$500,000 or less (1,215 securities)	3,714	(125)	97%
	$6,290	$(453)	93%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2024
Investment grade fixed maturities with losses for:
Less than one year (231 securities)	$1,121	$(13)	99%
One year or longer (1,018 securities)	4,829	(413)	92%
	$5,950	$(426)	93%
Non-investment grade fixed maturities with losses for:
Less than one year (29 securities)	$56	$(2)	97%
One year or longer (166 securities)	284	(25)	92%
	$340	$(27)	93%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2024. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2024
Assets:
Cash and investments	$15,419	$—	$(158)	(*)	$15,261
Assets of managed investment entities	—	4,695	—		4,695
Other assets	9,958	—	(1)	(*)	9,957
Total assets	$25,377	$4,695	$(159)		$29,913
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,423	$—	$—		$16,423
Liabilities of managed investment entities	—	4,695	(159)	(*)	4,536
Long-term debt and other liabilities	4,570	—	—		4,570
Total liabilities	20,993	4,695	(159)		25,529

Shareholders’ equity:
Common Stock and Capital surplus	1,476	—	—		1,476
Retained earnings	3,239	—	—		3,239
Accumulated other comprehensive income (loss), net of tax	(331)	—	—		(331)
Total shareholders’ equity	4,384	—	—		4,384
Total liabilities and shareholders’ equity	$25,377	$4,695	$(159)		$29,913

December 31, 2023
Assets:
Cash and investments	$15,438	$—	$(175)	(*)	$15,263
Assets of managed investment entities	—	4,484	—		4,484
Other assets	10,042	—	(2)	(*)	10,040
Total assets	$25,480	$4,484	$(177)		$29,787
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,538	$—	$—		$16,538
Liabilities of managed investment entities	—	4,446	(139)	(*)	4,307
Long-term debt and other liabilities	4,684	—	—		4,684
Total liabilities	21,222	4,446	(139)		25,529

Shareholders’ equity:
Common Stock and Capital surplus	1,456	38	(38)		1,456
Retained earnings	3,121	—	—		3,121
Accumulated other comprehensive income (loss), net of tax	(319)	—	—		(319)
Total shareholders’ equity	4,258	38	(38)		4,258
Total liabilities and shareholders’ equity	$25,480	$4,484	$(177)		$29,787
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$1,585	$—	$—		$1,585
Net investment income	197	—	(9)	(b)	188
Realized gains (losses) on securities	(2)	—	—		(2)
Income of managed investment entities:
Investment income	—	98	—		98
Gain (loss) on change in fair value of assets/liabilities	—	7	(3)	(b)	4
Other income	30	—	(3)	(c)	27
Total revenues	1,810	105	(15)		1,900
Costs and Expenses:
Insurance benefits and expenses	1,443	—	—		1,443
Expenses of managed investment entities	—	102	(12)	(b)(c)	90
Interest charges on borrowed money and other expenses	96	—	—		96
Total costs and expenses	1,539	102	(12)		1,629
Earnings before income taxes	271	3	(3)		271
Provision for income taxes	62	—	—		62
Net earnings	$209	$3	$(3)		$209

Three months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,507	$—	$—		$1,507
Net investment income	203	—	(5)	(b)	198
Realized gains (losses) on securities	(2)	—	—		(2)
Income of managed investment entities:
Investment income	—	112	—		112
Gain (loss) on change in fair value of assets/liabilities	—	2	(2)	(b)	—
Other income	29	—	(4)	(c)	25
Total revenues	1,737	114	(11)		1,840
Costs and Expenses:
Insurance benefits and expenses	1,390	—	—		1,390
Expenses of managed investment entities	—	114	(11)	(b)(c)	103
Interest charges on borrowed money and other expenses	92	—	—		92
Total costs and expenses	1,482	114	(11)		1,585
Earnings before income taxes	255	—	—		255
Provision for income taxes	55	—	—		55
Net earnings	$200	$—	$—		$200
(a)Includes income of $9 million in the second quarter of 2024 and $5 million in the second quarter of 2023, representing the change in fair value of AFG’s CLO investments and $3 million and $4 million in the second quarter of 2024 and 2023, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $9 million and $7 million in the second quarter of 2024 and 2023, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$3,131	$—	$—		$3,131
Net investment income	409	—	(23)	(b)	386
Realized gains (losses) on securities	12	—	—		12
Income of managed investment entities:
Investment income	—	197	—		197
Gain (loss) on change in fair value of assets/liabilities	—	13	1	(b)	14
Other income	72	—	(6)	(c)	66
Total revenues	3,624	210	(28)		3,806
Costs and Expenses:
Insurance benefits and expenses	2,858	—	—		2,858
Expenses of managed investment entities	—	206	(24)	(b)(c)	182
Interest charges on borrowed money and other expenses	191	—	—		191
Total costs and expenses	3,049	206	(24)		3,231
Earnings before income taxes	575	4	(4)		575
Provision for income taxes	124	—	—		124
Net earnings	$451	$4	$(4)		$451

Six months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$2,944	$—	$—		$2,944
Net investment income	421	—	(6)	(b)	415
Realized gains (losses) on securities	(48)	—	—		(48)
Income of managed investment entities:
Investment income	—	216	—		216
Gain (loss) on change in fair value of assets/liabilities	—	1	(5)	(b)	(4)
Other income	65	—	(8)	(c)	57
Total revenues	3,382	217	(19)		3,580
Costs and Expenses:
Insurance benefits and expenses	2,683	—	—		2,683
Expenses of managed investment entities	—	217	(19)	(b)(c)	198
Interest charges on borrowed money and other expenses	180	—	—		180
Total costs and expenses	2,863	217	(19)		3,061
Earnings before income taxes	519	—	—		519
Provision for income taxes	107	—	—		107
Net earnings	$412	$—	$—		$412
(a)Includes income of $23 million in the first six months of 2024 and $6 million in the first six months of 2023, representing the change in fair value of AFG’s CLO investments and $6 million and $8 million of income in the first six months of 2024 and 2023, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $18 million and $11 million in the first six months of 2024 and 2023, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Components of net earnings:
Core operating earnings before income taxes	$273	$258	$563	$566
Pretax non-core items:
Realized gains (losses) on securities	(2)	(2)	12	(48)
Gain (loss) on retirement of debt	—	(1)	—	1
Other (*)	—	—	—	—
Earnings before income taxes	271	255	575	519
Provision for income taxes:
Core operating earnings	58	56	117	117
Non-core items:
Realized gains (losses) on securities	—	(1)	3	(10)
Gain (loss) on retirement of debt	—	—	—	—
Other (*)	4	—	4	—
Total provision for income taxes	62	55	124	107
Net earnings	$209	$200	$451	$412

Net earnings:
Core net operating earnings	$215	$202	$446	$449
Realized gains (losses) on securities	(2)	(1)	9	(38)
Gain (loss) on retirement of debt	—	(1)	—	1
Other (*)	(4)	—	(4)	—
Net earnings	$209	$200	$451	$412

Diluted per share amounts:
Core net operating earnings	$2.56	$2.38	$5.32	$5.27
Realized gains (losses) on securities	(0.02)	(0.02)	0.11	(0.45)
Gain (loss) on retirement of debt	—	(0.02)	—	0.01
Other (*)	(0.05)	—	(0.05)	—
Net earnings	$2.49	$2.34	$5.38	$4.83
(*)Adjustment to net income tax expense related to the sale of a subsidiary in a prior year.

Net earnings were $209 million in the second quarter of 2024 compared to $200 million in the second quarter of 2023 reflecting higher core net operating earnings. Core net operating earnings for the second quarter of 2024 increased $13 million compared to the second quarter of 2023 reflecting higher underwriting profit. Net realized gains (losses) on securities in the second quarter of 2024 and 2023 include after-tax losses of $2 million and after-tax gains of $1 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net earnings were $451 million in the first six months of 2024 compared to $412 million in the first six months of 2023 reflecting net realized gains on securities in the first six months of 2024 compared to net realized losses on securities in the first six months of 2023, partially offset by lower core net operating earnings. Core net operating earnings for the first six months of 2024 decreased $3 million compared to the first six months of 2023. Higher underwriting profit and higher investment income outside of alternative investments was more than offset by lower returns on AFG’s alternative investment portfolio. Net realized gains (losses) on securities in the first six months of 2024 and 2023 include after-tax gains of $14 million and after-tax losses of $17 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2024 and 2023 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$1,585	$—	$—	$1,585	$—	$1,585
Net investment income	189	(9)	8	188	—	188
Realized gains (losses) on securities	—	—	—	—	(2)	(2)
Income of MIEs:
Investment income	—	98	—	98	—	98
Gain (loss) on change in fair value of assets/liabilities	—	4	—	4	—	4
Other income	2	(3)	28	27	—	27
Total revenues	1,776	90	36	1,902	(2)	1,900

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	937	—	—	937	—	937
Commissions and other underwriting expenses	498	—	8	506	—	506
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	90	—	90	—	90
Other expenses	22	—	55	77	—	77
Total costs and expenses	1,457	90	82	1,629	—	1,629
Earnings before income taxes	319	—	(46)	273	(2)	271
Provision for income taxes	67	—	(9)	58	4	62
Core Net Operating Earnings	252	—	(37)	215
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(2)	(2)	2	—
Other	(4)	—	—	(4)	4	—
Net Earnings	$248	$—	$(39)	$209	$—	$209

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,507	$—	$—	$1,507	$—	$1,507
Net investment income	191	(5)	12	198	—	198
Realized gains (losses) on securities	—	—	—	—	(2)	(2)
Income of MIEs:
Investment income	—	112	—	112	—	112
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—
Other income	3	(4)	26	25	—	25
Total revenues	1,701	103	38	1,842	(2)	1,840

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	905	—	—	905	—	905
Commissions and other underwriting expenses	478	—	7	485	—	485
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	103	—	103	—	103
Other expenses	19	—	53	72	1	73
Total costs and expenses	1,402	103	79	1,584	1	1,585
Earnings before income taxes	299	—	(41)	258	(3)	255
Provision for income taxes	63	—	(7)	56	(1)	55
Core Net Operating Earnings	236	—	(34)	202
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(1)	(1)	1	—
Loss on retirement of debt, net of tax	—	—	(1)	(1)	1	—
Net Earnings	$236	$—	$(36)	$200	$—	$200
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

AFG’s property and casualty insurance operations contributed $319 million in pretax earnings in the second quarter of 2024 compared to $299 million in the second quarter of 2023, an increase of $20 million (7%). The increase in pretax earnings reflects higher underwriting profit and higher investment income outside of alternative investments, partially offset by lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) and higher other expenses in the second quarter of 2024 compared to the second quarter of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2024 and 2023 (dollars in millions):

	Three months ended June 30,
	2024	2023	% Change
Gross written premiums	$2,406	$2,369	2%
Reinsurance premiums ceded	(714)	(702)	2%
Net written premiums	1,692	1,667	1%
Change in unearned premiums	(107)	(160)	(33%)
Net earned premiums	1,585	1,507	5%
Loss and loss adjustment expenses	937	905	4%
Commissions and other underwriting expenses	498	478	4%
Underwriting gain	150	124	21%

Net investment income	189	191	(1%)
Other income and expenses, net	(20)	(16)	25%
Earnings before income taxes	$319	$299	7%

	Three months ended June 30,
	2024	2023	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	59.1%	60.2%	(1.1%)
Underwriting expense ratio	31.4%	31.7%	(0.3%)
Combined ratio	90.5%	91.9%	(1.4%)

Aggregate — including exited lines
Loss and LAE ratio	59.1%	60.0%	(0.9%)
Underwriting expense ratio	31.4%	31.7%	(0.3%)
Combined ratio	90.5%	91.7%	(1.2%)

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.41 billion for the second quarter of 2024 compared to $2.37 billion for the second quarter of 2023, an increase of $37 million (2%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2024		2023
	GWP	%	GWP	%	% Change
Property and transportation	$1,084	45%	$1,059	45%	2%
Specialty casualty	1,023	43%	1,012	43%	1%
Specialty financial	299	12%	298	12%	—%
	$2,406	100%	$2,369	100%	2%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums for both the second quarter of 2024 and the second quarter of 2023. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2024		2023		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(403)	37%	$(391)	37%	—%
Specialty casualty	(319)	31%	(319)	32%	(1%)
Specialty financial	(51)	17%	(58)	19%	(2%)
Other specialty	59		66
	$(714)	30%	$(702)	30%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.69 billion for the second quarter of 2024 compared to $1.67 billion for the second quarter of 2023, an increase of $25 million (1%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2024		2023
	NWP	%	NWP	%	% Change
Property and transportation	$681	40%	$668	40%	2%
Specialty casualty	704	42%	693	42%	2%
Specialty financial	248	15%	240	14%	3%
Other specialty	59	3%	66	4%	(11%)
	$1,692	100%	$1,667	100%	1%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.59 billion for the second quarter of 2024 compared to $1.51 billion for the second quarter of 2023, an increase of $78 million (5%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2024		2023
	NEP	%	NEP	%	% Change
Property and transportation	$543	34%	$534	35%	2%
Specialty casualty	739	47%	711	47%	4%
Specialty financial	241	15%	195	13%	24%
Other specialty	62	4%	67	5%	(7%)
	$1,585	100%	$1,507	100%	5%

Gross written premiums for the second quarter of 2024 increased $37 million (2%) compared to the second quarter of 2023, reflecting new business opportunities, increased exposures and a good renewal rate environment, partially offset by the impact of later reporting of crop acreage. Tempered growth in the quarter also reflects AFG’s proactive and intentional approach to managing exposure in several of the social inflation exposed businesses. Overall average renewal rates increased approximately 6% in the second quarter of 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 8%.

Property and transportation Gross written premiums increased $25 million (2%) in the second quarter of 2024 compared to the second quarter of 2023. Year-over-year premium growth was primarily attributed to new business opportunities, a favorable rate environment and increased exposures in the commercial auto businesses. Later reporting of crop acreage, which impacts the timing of crop premiums, more than offset the additional crop premium associated with the CRS acquisition. Excluding crop, gross and net written premiums in this group grew by 7% and 5%, respectively. Average renewal rates increased approximately 8% for this group in the second quarter of 2024. Reinsurance premiums

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
ceded as a percentage of gross written premiums were comparable in the second quarter of 2024 and the second quarter of 2023.

Specialty casualty Gross written premiums increased $11 million (1%) in the second quarter of 2024 compared to the second quarter of 2023. Year-over-year premium growth resulted primarily from new business opportunities, higher rates and strong policy retention. This growth was partially offset by non-renewal of some large accounts and other underwriting actions taken in several of the targeted markets businesses. Average renewal rates increased approximately 5% for this group in the second quarter of 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 7%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the second quarter of 2024 compared to the second quarter of 2023 reflecting lower cessions in the social services business, partially offset by higher cessions in the excess liability business.

Specialty financial Gross written premiums were flat in the second quarter of 2024 compared to the second quarter of 2023. Growth in the financial institutions business was partially offset by a decision to pause writing of new intellectual property related coverage in the innovative markets business. Average renewal rates increased approximately 6% for this group in the second quarter of 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the second quarter of 2024 compared to the second quarter of 2023. The impact of lower gross written premiums in the innovative markets business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty financial sub-segment was partially offset by the impact of higher cessions in the financial institutions business due to a change in the mix of business.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $7 million in the second quarter of 2024 compared to the second quarter of 2023 reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended June 30,			Three months ended June 30,
	2024	2023	Change	2024	2023
Property and transportation
Loss and LAE ratio	64.0%	64.8%	(0.8%)
Underwriting expense ratio	28.9%	29.4%	(0.5%)
Combined ratio	92.9%	94.2%	(1.3%)
Underwriting profit				$39	$32

Specialty casualty
Loss and LAE ratio	58.0%	59.2%	(1.2%)
Underwriting expense ratio	27.4%	27.4%	—%
Combined ratio	85.4%	86.6%	(1.2%)
Underwriting profit				$108	$95

Specialty financial
Loss and LAE ratio	42.1%	40.9%	1.2%
Underwriting expense ratio	47.6%	54.1%	(6.5%)
Combined ratio	89.7%	95.0%	(5.3%)
Underwriting profit				$25	$10

Total Specialty
Loss and LAE ratio	59.1%	60.2%	(1.1%)
Underwriting expense ratio	31.4%	31.7%	(0.3%)
Combined ratio	90.5%	91.9%	(1.4%)
Underwriting profit				$151	$123

Aggregate — including exited lines
Loss and LAE ratio	59.1%	60.0%	(0.9%)
Underwriting expense ratio	31.4%	31.7%	(0.3%)
Combined ratio	90.5%	91.7%	(1.2%)
Underwriting profit				$150	$124

The Specialty property and casualty insurance operations generated an underwriting profit of $151 million in the second quarter of 2024 compared to $123 million in the second quarter of 2023, an increase of $28 million (23%). Higher underwriting profits in each of the Specialty property and casualty insurance sub-segments were partially offset by higher losses in the business assumed by AFG’s internal reinsurance program. Overall catastrophe losses were $36 million (2.3 points on the combined ratio) in the second quarter of 2024 compared to catastrophe losses $53 million (3.5 points), including $2 million in net reinstatement premiums in the second quarter of 2023.

Property and transportation Underwriting profit for this group was $39 million for the second quarter of 2024 compared to $32 million for the second quarter of 2023, an increase of $7 million (22%). Higher year-over-year underwriting profits in the property and inland marine and crop insurance businesses were partially offset by lower underwriting profitability in the transportation businesses. Catastrophe losses were $13 million (2.4 points on the combined ratio) in the second quarter of 2024 compared to $15 million (2.9 points) in the second quarter of 2023.

Specialty casualty Underwriting profit for this group was $108 million for the second quarter of 2024 compared to $95 million for the second quarter of 2023, an increase of $13 million (14%). Higher year-over-year underwriting profitability in the targeted markets and workers’ compensation businesses and improved results in several other Specialty casualty businesses were partially offset by lower levels of favorable prior year reserve development in the executive liability business and adverse development in the excess liability business. Catastrophe losses were $5 million (0.7 points on the combined ratio) in the second quarter of 2024 compared to catastrophe losses of $8 million (1.0 points), including $2 million in net reinstatement premiums in the second quarter of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $25 million for the second quarter of 2024 compared to $10 million in the second quarter of 2023, an increase of $15 million (150%). This increase reflects higher underwriting profitability in the financial institutions business. Catastrophe losses were $17 million (7.3 points on the combined ratio) compared to $19 million (9.6 points) in the second quarter of 2023.

Other specialty This group reported an underwriting loss of $21 million in the second quarter of 2024 compared to $14 million in the second quarter of 2023, an increase of $7 million (50%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the second quarter of 2024 compared to the second quarter of 2023. Catastrophe losses were $1 million in the second quarter of 2024 compared to $11 million in the second quarter of 2023.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in the second quarter of 2024 compared to favorable prior year development of $1 million in the second quarter of 2023 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.1% for the second quarter of 2024 compared to 60.0% for the second quarter of 2023, a decrease of 0.9 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2024	2023	2024	2023	Ratio
Property and transportation
Current year, excluding catastrophe losses	$368	$352	67.8%	65.7%	2.1%
Prior accident years development	(33)	(21)	(6.2%)	(3.8%)	(2.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	13	15	2.4%	2.9%	(0.5%)
Property and transportation losses and LAE and ratio	$348	$346	64.0%	64.8%	(0.8%)

Specialty casualty
Current year, excluding catastrophe losses	$448	$439	60.8%	61.6%	(0.8%)
Prior accident years development	(25)	(24)	(3.5%)	(3.4%)	(0.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	5	6	0.7%	1.0%	(0.3%)
Specialty casualty losses and LAE and ratio	$428	$421	58.0%	59.2%	(1.2%)

Specialty financial
Current year, excluding catastrophe losses	$84	$71	34.7%	37.0%	(2.3%)
Prior accident years development	—	(11)	0.1%	(5.7%)	5.8%
Current year catastrophe losses including the impact of net reinstatement premiums	17	19	7.3%	9.6%	(2.3%)
Specialty financial losses and LAE and ratio	$101	$79	42.1%	40.9%	1.2%

Total Specialty
Current year, excluding catastrophe losses	$936	$916	59.1%	60.7%	(1.6%)
Prior accident years development	(36)	(61)	(2.3%)	(4.0%)	1.7%
Current year catastrophe losses including the impact of net reinstatement premiums	36	51	2.3%	3.5%	(1.2%)
Total Specialty losses and LAE and ratio	$936	$906	59.1%	60.2%	(1.1%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$936	$916	59.1%	60.7%	(1.6%)
Prior accident years development	(35)	(62)	(2.2%)	(4.2%)	2.0%
Current year catastrophe losses including the impact of net reinstatement premiums	36	51	2.2%	3.5%	(1.3%)
Aggregate losses and LAE and ratio	$937	$905	59.1%	60.0%	(0.9%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 59.1% for the second quarter of 2024 compared to 60.7% for the second quarter of 2023, a decrease of 1.6 percentage points.

Property and transportation   The 2.1 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, and higher reported losses in the commercial auto businesses.

Specialty casualty   The 0.8 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the targeted markets businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 2.3 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $36 million in the second quarter of 2024 compared to $61 million in the second quarter of 2023, a decrease of $25 million (41%).

Property and transportation Net favorable reserve development of $33 million in the second quarter of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business. Net favorable reserve development of $21 million in the second quarter of 2023 reflects lower than expected claim frequency and severity in the trucking business, lower than anticipated losses in the crop business and lower than anticipated claim frequency in the ocean marine business.

Specialty casualty Net favorable reserve development of $25 million in the second quarter of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability business, partially offset by higher than anticipated claim severity in the excess liability business. Net favorable reserve development of $24 million in the second quarter of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector business.

Specialty financial Net reserve development of less than $1 million in the second quarter of 2024 reflects lower than anticipated claim frequency in the trade credit and fidelity businesses and lower than expected claim frequency and severity in the financial institutions business, offset by higher than anticipated claim severity in certain other businesses. Net favorable reserve development of $11 million in the second quarter of 2023 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the fidelity business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $22 million in the second quarter of 2024 and net favorable reserve development of $5 million in the second quarter of 2023 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998. The net adverse reserve development in 2024 is primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the second quarter of 2024 and net favorable reserve development of $1 million in the second quarter of 2023 related to business outside of the Specialty group that AFG no longer writes.

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

Approximate impact of modeled loss
Industry Model	on AFG’s Shareholders’ Equity
100-year event	2%
250-year event	2%
500-year event	4%
AFG maintains comprehensive property catastrophe reinsurance coverage for its property and casualty insurance operations, including a $70 million per occurrence net retention, for losses up to $153 million in the vast majority of circumstances. In certain unlikely events, AFG’s ultimate loss under this coverage could be as high as $73 million for a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
single occurrence. AFG further maintains supplemental fully collateralized reinsurance coverage up to 94% of $324 million for catastrophe losses in excess of $153 million of traditional catastrophe reinsurance through a catastrophe bond.

Catastrophe losses of $36 million in the second quarter of 2024 and $51 million in the second quarter of 2023 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $498 million in the second quarter of 2024 compared to $478 million for the second quarter of 2023, an increase of $20 million (4%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 31.4% for the second quarter of 2024 compared to 31.7% for the second quarter of 2023, a decrease of 0.3 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2024		2023		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$156	28.9%	$156	29.4%	(0.5%)
Specialty casualty	203	27.4%	195	27.4%	—%
Specialty financial	115	47.6%	106	54.1%	(6.5%)
Other specialty	24	36.8%	21	31.1%	5.7%
	$498	31.4%	$478	31.7%	(0.3%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in the second quarter of 2024 compared to the second quarter of 2023 reflecting the impact of higher earned premiums on the ratio, including in the crop business that has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment and lower average commission rates in the trucking business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums were comparable in the second quarter of 2024 and the second quarter of 2023.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 6.5 percentage points in the second quarter of 2024 compared to the second quarter of 2023 due primarily to the impact of higher earned premiums in the financial institutions business on the ratio and lower average commission rates in certain businesses.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $189 million in the second quarter of 2024 compared to $191 million in the second quarter of 2023, a decrease of $2 million (1%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2024	2023	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$156	$136	$20	15%
Alternative investments	33	55	(22)	(40%)
Total net investment income	$189	$191	$(2)	(1%)

Average invested assets (at amortized cost)	$15,346	$14,498	$848	6%

Yield (net investment income as a % of average invested assets)	4.93%	5.27%	(0.34%)

Tax equivalent yield (*)	4.98%	5.34%	(0.36%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The decrease in the property and casualty insurance segment’s net investment income for the second quarter of 2024 compared to the second quarter of 2023 reflects lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs), substantially offset by the impact of higher balances of invested assets and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.93% for the second quarter of 2024 compared to 5.27% for the second quarter of 2023, a decrease of 0.34 percentage points reflecting lower returns on alternative investments. The annualized return earned on alternative investments was 5.1% in the second quarter of 2024 compared to 9.6% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $20 million for the second quarter of 2024 compared to $16 million for the second quarter of 2023, an increase of $4 million (25%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2024	2023
Other income	$2	$3
Other expenses:
Amortization of intangibles	4	3
Interest expense on funds withheld	13	10
Acquisition expenses related to CRS	—	3
Other	5	3
Total other expenses	22	19
Other income and expenses, net	$(20)	$(16)
The higher amortization of intangibles in the second quarter of 2024 compared to the second quarter of 2023 reflects the acquisition of CRS in July 2023. The $3 million (30%) increase in interest expense on funds withheld for the second quarter of 2024 compared to the second quarter of 2023 reflects the impact of higher interest rates paid on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $46 million in the second quarter of 2024 compared to $42 million in the second quarter of 2023, an increase of $4 million (10%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $46 million in the second quarter of 2024 compared to $41 million in the second quarter of 2023, an increase of $5 million (12%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended June 30, 2024 and 2023 (dollars in millions):

	Three months ended June 30,
	2024	2023	% Change
Revenues:
Net investment income	$8	$12	(33%)
Other income — P&C fees	24	22	9%
Other income	4	4	—%
Total revenues	36	38	(5%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	8	7	14%
Other expense — expenses associated with P&C fees	16	15	7%
Other expenses (*)	39	38	3%
Costs and expenses, excluding interest charges on borrowed money	63	60	5%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(27)	(22)	23%
Interest charges on borrowed money	19	19	—%
Core loss before income taxes, excluding realized gains and losses	(46)	(41)	12%
Pretax non-core loss on retirement of debt	—	(1)	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(46)	$(42)	10%
(*)Excludes a pretax non-core loss on retirement of debt of $1 million in the second quarter of 2023.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $8 million in the second quarter of 2024 compared to $12 million in the second quarter of 2023, a decrease of $4 million (33%) reflecting the impact of lower average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2024, AFG collected $24 million in fees for these services compared to $22 million in the second quarter of 2023. Management views this fee income, net of the $16 million in the second quarter of 2024 and $15 million in the second quarter of 2023 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in the second quarter of 2024 and $4 million in the second quarter of 2023 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million in the second quarter of 2024 and less than $1 million in the second quarter of 2023.

Holding Company and Other — Other Expenses
Excluding the non-core loss on retirement of debt in the second quarter of 2023 discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $39 million in the second quarter of 2024 compared to $38 million in the second quarter of 2023, an increase of $1 million (3%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the second quarter of 2024 and the second quarter of 2023.

Holding Company and Other — Loss on Retirement of Debt
During the second quarter of 2023, AFG recorded a $1 million pretax non-core loss related to the write-off of debt issue costs associated with its previous revolving credit facility, which was replaced in June 2023.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $2 million in both the second quarter of 2024 and the second quarter of 2023. Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2024	2023
Realized gains (losses) before impairment allowances:
Disposals	$(1)	$(1)
Change in the fair value of equity securities	(1)	3
Change in the fair value of derivatives	—	(4)
	(2)	(2)

Change in allowance for impairments on securities	—	—
Realized gains (losses) on securities	$(2)	$(2)

The $1 million net realized loss from the change in the fair value of equity securities in the second quarter of 2024 includes losses of $4 million on investments in media companies, partially offset by gains of $3 million on investments in healthcare companies. The $3 million net realized gain from the change in the fair value of equity securities in the second quarter of 2023 includes gains of $3 million on investments in capital goods companies, $2 million on investments in banks and financing companies, $2 million on investments in healthcare companies and $2 million on investments in real estate investment trusts, partially offset by losses of $5 million on investments in media companies and $3 million on investments in retail companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $62 million for the second quarter of 2024 compared to $55 million for the second quarter of 2023, an increase of $7 million (13%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2024 and 2023 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$3,131	$—	$—	$3,131	$—	$3,131
Net investment income	394	(23)	15	386	—	386
Realized gains (losses) on securities	—	—	—	—	12	12
Income of MIEs:
Investment income	—	197	—	197	—	197
Gain (loss) on change in fair value of assets/liabilities	—	14	—	14	—	14
Other income	4	(6)	68	66	—	66
Total revenues	3,529	182	83	3,794	12	3,806

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,844	—	5	1,849	—	1,849
Commissions and other underwriting expenses	984	—	25	1,009	—	1,009
Interest charges on borrowed money	—	—	38	38	—	38
Expenses of MIEs	—	182	—	182	—	182
Other expenses	42	—	111	153	—	153
Total costs and expenses	2,870	182	179	3,231	—	3,231
Earnings before income taxes	659	—	(96)	563	12	575
Provision for income taxes	137	—	(20)	117	7	124
Core Net Operating Earnings	522	—	(76)	446
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	9	9	(9)	—
Other	(4)	—	—	(4)	4	—
Net Earnings	$518	$—	$(67)	$451	$—	$451

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$2,944	$—	$—	$2,944	$—	$2,944
Net investment income	398	(6)	23	415	—	415
Realized gains (losses) on securities	—	—	—	—	(48)	(48)
Income of MIEs:
Investment income	—	216	—	216	—	216
Gain (loss) on change in fair value of assets/liabilities	—	(4)	—	(4)	—	(4)
Other income	8	(8)	57	57	—	57
Total revenues	3,350	198	80	3,628	(48)	3,580

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,725	—	—	1,725	—	1,725
Commissions and other underwriting expenses	941	—	17	958	—	958
Interest charges on borrowed money	—	—	38	38	—	38
Expenses of MIEs	—	198	—	198	—	198
Other expenses	35	—	108	143	(1)	142
Total costs and expenses	2,701	198	163	3,062	(1)	3,061
Earnings before income taxes	649	—	(83)	566	(47)	519
Provision for income taxes	134	—	(17)	117	(10)	107
Core Net Operating Earnings	515	—	(66)	449
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(38)	(38)	38	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$515	$—	$(103)	$412	$—	$412
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $659 million in pretax earnings in the first six months of 2024 compared to $649 million in the first six months of 2023, an increase of $10 million (2%). The increase in pretax earnings reflects higher underwriting profit and higher investment income outside of alternative investments, partially offset by lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), lower other income and higher other expenses, in the first six months of 2024 compared to the first six months of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2024 and 2023 (dollars in millions):

	Six months ended June 30,
	2024	2023	% Change
Gross written premiums	$4,742	$4,524	5%
Reinsurance premiums ceded	(1,416)	(1,338)	6%
Net written premiums	3,326	3,186	4%
Change in unearned premiums	(195)	(242)	(19%)
Net earned premiums	3,131	2,944	6%
Loss and loss adjustment expenses	1,844	1,725	7%
Commissions and other underwriting expenses	984	941	5%
Underwriting gain	303	278	9%

Net investment income	394	398	(1%)
Other income and expenses, net	(38)	(27)	41%
Earnings before income taxes	$659	$649	2%

	Six months ended June 30,
	2024	2023	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	58.8%	58.6%	0.2%
Underwriting expense ratio	31.4%	32.0%	(0.6%)
Combined ratio	90.2%	90.6%	(0.4%)

Aggregate — including exited lines
Loss and LAE ratio	58.9%	58.5%	0.4%
Underwriting expense ratio	31.4%	32.0%	(0.6%)
Combined ratio	90.3%	90.5%	(0.2%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.74 billion for the first six months of 2024 compared to $4.52 billion for the first six months of 2023, an increase of $218 million (5%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2024		2023
	GWP	%	GWP	%	% Change
Property and transportation	$2,043	43%	$1,931	43%	6%
Specialty casualty	2,120	45%	2,073	46%	2%
Specialty financial	579	12%	520	11%	11%
	$4,742	100%	$4,524	100%	5%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums in both the first six months of 2024 and the first six months of 2023. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2024		2023		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(771)	38%	$(711)	37%	1%
Specialty casualty	(665)	31%	(658)	32%	(1%)
Specialty financial	(97)	17%	(96)	18%	(1%)
Other specialty	117		127
	$(1,416)	30%	$(1,338)	30%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.33 billion for the first six months of 2024 compared to $3.19 billion for the first six months of 2023, an increase of $140 million (4%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2024		2023
	NWP	%	NWP	%	% Change
Property and transportation	$1,272	38%	$1,220	38%	4%
Specialty casualty	1,455	44%	1,415	45%	3%
Specialty financial	482	14%	424	13%	14%
Other specialty	117	4%	127	4%	(8%)
	$3,326	100%	$3,186	100%	4%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.13 billion for the first six months of 2024 compared to $2.94 billion for the first six months of 2023, an increase of $187 million (6%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2024		2023
	NEP	%	NEP	%	% Change
Property and transportation	$1,056	34%	$1,009	34%	5%
Specialty casualty	1,469	47%	1,415	48%	4%
Specialty financial	484	15%	391	13%	24%
Other specialty	122	4%	129	5%	(5%)
	$3,131	100%	$2,944	100%	6%

Gross written premiums for the first six months of 2024 increased $218 million (5%) compared to the first six months of 2023. Year-over-year gross written premium growth was reported within each of the Specialty property and casualty sub-segments as a result of additional crop premiums from the CRS acquisition, new business opportunities, increased exposures and a good renewal rate environment, partially offset by the impact of later reporting of crop acreage. Overall average renewal rates increased approximately 6% in the first six months of 2024. Excluding the workers’ compensation businesses, renewal pricing increased approximately 8%.

Property and transportation Gross written premiums increased $112 million (6%) in the first six months of 2024 compared to the first six months of 2023. Year-over-year premium growth resulted from additional crop premium associated with the CRS acquisition as well as new business opportunities, a favorable rate environment and increased exposures in the commercial auto businesses. Later reporting of crop acreage, which impacts the timing of crop premiums, partially offset this growth. Excluding crop, gross and net written premiums in this group grew by 6% and 4%, respectively. Average renewal rates increased approximately 8% for this group in the first six months of 2024. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first six months of 2024 compared to the first six months of 2023 reflecting the impact of higher premiums in the crop business

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
and growth in alternative risk transfer products in the transportation businesses, both of which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $47 million (2%) in the first six months of 2024 compared to the first six months of 2023. The higher year-over-year premiums resulted primarily from growth in the excess and surplus and excess liability businesses as a result of rate increases, new business opportunities and strong policy retention. This growth was partially offset by non-renewal of some large accounts and other underwriting actions taken in several of the targeted markets businesses. Average renewal rates increased approximately 5% for this group in the first six months of 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first six months of 2024 compared to the first six months of 2023 reflecting lower cessions in the social services business, partially offset by the impact of higher premiums in the excess and surplus and excess liability businesses, which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $59 million (11%) in the first six months of 2024 compared to the first six months of 2023. Growth in the financial institutions business was partially offset by a decision to pause writing of new intellectual property related coverage in the innovative markets business. Average renewal rates increased approximately 7% for this group in the first six months of 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first six months of 2024 compared to the first six months of 2023 reflecting lower gross written premiums in the innovative markets business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty financial sub-segment.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $10 million (8%) in the first six months of 2024 compared to the first six months of 2023, reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Six months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023
Property and transportation
Loss and LAE ratio	61.7%	62.9%	(1.2%)
Underwriting expense ratio	29.3%	29.7%	(0.4%)
Combined ratio	91.0%	92.6%	(1.6%)
Underwriting profit				$95	$75

Specialty casualty
Loss and LAE ratio	60.3%	59.2%	1.1%
Underwriting expense ratio	27.4%	27.9%	(0.5%)
Combined ratio	87.7%	87.1%	0.6%
Underwriting profit				$182	$183

Specialty financial
Loss and LAE ratio	41.2%	38.5%	2.7%
Underwriting expense ratio	46.9%	52.3%	(5.4%)
Combined ratio	88.1%	90.8%	(2.7%)
Underwriting profit				$58	$36

Total Specialty
Loss and LAE ratio	58.8%	58.6%	0.2%
Underwriting expense ratio	31.4%	32.0%	(0.6%)
Combined ratio	90.2%	90.6%	(0.4%)
Underwriting profit				$305	$278

Aggregate — including exited lines
Loss and LAE ratio	58.9%	58.5%	0.4%
Underwriting expense ratio	31.4%	32.0%	(0.6%)
Combined ratio	90.3%	90.5%	(0.2%)
Underwriting profit				$303	$278

The Specialty property and casualty insurance operations generated an underwriting profit of $305 million for the first six months of 2024 compared to $278 million for the first six months of 2023, an increase of $27 million (10%). Higher underwriting profits in the Property and transportation and Specialty financial sub-segments were partially offset by lower underwriting profit in the Specialty casualty sub-segment and higher losses in the business assumed by AFG’s internal reinsurance program. Overall catastrophe losses were $71 million (2.3 points on the combined ratio), including $1 million in net reinstatement premiums in the first six months of 2024 compared to catastrophe losses of $84 million (2.7 points), including $2 million in net reinstatement premiums in the first six months of 2023.

Property and transportation Underwriting profit for this group was $95 million for the first six months of 2024 compared to $75 million for the first six months of 2023, an increase of $20 million (27%). Higher year-over-year underwriting profits in the property and inland marine and crop insurance businesses were partially offset by lower underwriting profitability in the transportation businesses. Catastrophe losses were $21 million (2.1 points on the combined ratio) in the first six months of 2024 compared to $34 million (3.3 points) in the first six months of 2023.

Specialty casualty Underwriting profit for this group was $182 million for the first six months of 2024 compared to $183 million for the first six months of 2023, a decrease of $1 million (1%). Higher year-over-year underwriting profits in the workers’ compensation businesses were more than offset by lower levels of favorable prior year reserve development in the executive liability business and adverse development in the excess liability business. Catastrophe losses were $21 million (1.5 points on the combined ratio), including $1 million in net reinstatement premiums in the first six months of 2024 compared to catastrophe losses of $11 million (0.7 points), including $2 million in net reinstatement premiums in the first six months of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $58 million for the first six months of 2024 compared to $36 million for the first six months of 2023, an increase of $22 million (61%). This increase reflects higher underwriting profits in the financial institutions and fidelity businesses, partially offset by lower profitability in the innovative markets business. Catastrophe losses were $25 million (5.2 points on the combined ratio) in the first six months of 2024 compared to $23 million (5.8 points) in the first six months of 2023.

Other specialty This group reported an underwriting loss of $30 million in the first six months of 2024 compared to $16 million in the first six months of 2023, an increase of $14 million (88%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first six months of 2024 compared to the first six months of 2023. Catastrophe losses were $4 million in the first six months of 2024 compared to $16 million in the first six months of 2023.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $2 million in the first six months of 2024 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.9% for the first six months of 2024 compared to 58.5% for the first six months of 2023, an increase of 0.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2024	2023	2024	2023	Ratio
Property and transportation
Current year, excluding catastrophe losses	$707	$659	66.8%	65.3%	1.5%
Prior accident years development	(76)	(58)	(7.2%)	(5.7%)	(1.5%)
Current year catastrophe losses including the impact of net reinstatement premiums	21	34	2.1%	3.3%	(1.2%)
Property and transportation losses and LAE and ratio	$652	$635	61.7%	62.9%	(1.2%)

Specialty casualty
Current year, excluding catastrophe losses	$907	$880	61.7%	62.1%	(0.4%)
Prior accident years development	(42)	(51)	(2.9%)	(3.6%)	0.7%
Current year catastrophe losses including the impact of net reinstatement premiums	20	9	1.5%	0.7%	0.8%
Specialty casualty losses and LAE and ratio	$885	$838	60.3%	59.2%	1.1%

Specialty financial
Current year, excluding catastrophe losses	$168	$141	34.8%	36.2%	(1.4%)
Prior accident years development	6	(14)	1.2%	(3.5%)	4.7%
Current year catastrophe losses including the impact of net reinstatement premiums	25	23	5.2%	5.8%	(0.6%)
Specialty financial losses and LAE and ratio	$199	$150	41.2%	38.5%	2.7%

Total Specialty
Current year, excluding catastrophe losses	$1,859	$1,768	59.3%	60.1%	(0.8%)
Prior accident years development	(87)	(125)	(2.8%)	(4.2%)	1.4%
Current year catastrophe losses including the impact of net reinstatement premiums	70	82	2.3%	2.7%	(0.4%)
Total Specialty losses and LAE and ratio	$1,842	$1,725	58.8%	58.6%	0.2%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,859	$1,768	59.3%	60.1%	(0.8%)
Prior accident years development	(85)	(125)	(2.7%)	(4.3%)	1.6%
Current year catastrophe losses including the impact of net reinstatement premiums	70	82	2.3%	2.7%	(0.4%)
Aggregate losses and LAE and ratio	$1,844	$1,725	58.9%	58.5%	0.4%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 59.3% for the first six months of 2024 compared to 60.1% for the first six months of 2023, a decrease of 0.8 percentage points.

Property and transportation   The 1.5 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, and higher reported losses in the commercial auto businesses.

Specialty casualty   The 0.4 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the targeted markets businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 1.4 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $87 million in the first six months of 2024 compared to $125 million in the first six months of 2023, a decrease of $38 million (30%).

Property and transportation Net favorable reserve development of $76 million in the first six months of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business. Net favorable reserve development of $58 million in the first six months of 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity in the trucking business and lower than anticipated claim frequency in the property and inland marine business.

Specialty casualty Net favorable reserve development of $42 million in the first six months of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability business, partially offset by higher than anticipated claim severity in the excess liability business and higher than expected claim frequency and severity in the social services business. Net favorable reserve development of $51 million in the first six months of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector and excess liability businesses.

Specialty financial Net adverse reserve development of $6 million in the first six months of 2024 reflects higher than anticipated claim severity in the innovative markets and surety businesses, partially offset by lower than anticipated claim frequency in the fidelity and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business. Net favorable reserve development of $14 million in the first six months of 2023 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $25 million in the first six months of 2024 and net favorable reserve development of $2 million in the first six months of 2023 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998. The net adverse reserve development in 2024 is primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the first six months of 2024 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $70 million in the first six months of 2024 (before $1 million in net reinstatement premiums) and $82 million in the first six months of 2023 (before $2 million in net reinstatement premiums) resulted primarily from storms in multiple regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $984 million in the first six months of 2024 compared to $941 million for the first six months of 2023, an increase of $43 million (5%). AFG’s underwriting expense ratio was 31.4% for the first six months of 2024 compared to 32.0% for the first six months of 2023, a decrease of 0.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2024		2023		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$309	29.3%	$299	29.7%	(0.4%)
Specialty casualty	402	27.4%	394	27.9%	(0.5%)
Specialty financial	227	46.9%	205	52.3%	(5.4%)
Other specialty	46	37.2%	43	32.8%	4.4%
	$984	31.4%	$941	32.0%	(0.6%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.4 percentage points in the first six months of 2024 compared to the first six months of 2023 reflecting the impact of higher earned premiums on the ratio, including in the crop business that has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment and lower average commission rates in the trucking business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in the first six months of 2024 compared to the first six months of 2023 reflecting the impact of higher earned premiums on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 5.4 percentage points in the first six months of 2024 compared to the first six months of 2023 due primarily to the impact of higher earned premiums in the financial institutions business on the ratio and lower average commission rates in certain businesses.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $394 million in the first six months of 2024 compared to $398 million in the first six months of 2023, a decrease of $4 million (1%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2024	2023	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$305	$265	$40	15%
Alternative investments	89	133	(44)	(33%)
Total net investment income	$394	$398	$(4)	(1%)

Average invested assets (at amortized cost)	$15,321	$14,438	$883	6%

Yield (net investment income as a % of average invested assets)	5.14%	5.51%	(0.37%)

Tax equivalent yield (*)	5.21%	5.58%	(0.37%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The decrease in the property and casualty insurance segment’s net investment income for the first six months of 2024 compared to the first six months of 2023 reflects lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs), substantially offset by the impact of higher balances of invested assets and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.14% for the first six months of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
2024 compared to 5.51% for the first six months of 2023, a decrease of 0.37 percentage points reflecting lower returns on alternative investments. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 7.0% in the first six months of 2024 compared to 11.8% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $38 million for the first six months of 2024 compared to $27 million for the first six months of 2023, an increase of $11 million (41%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2024	2023
Other income	$4	$8
Other expenses:
Amortization of intangibles	9	6
Interest expense on funds withheld	25	20
Acquisition expenses related to CRS	—	3
Other	8	6
Total other expenses	42	35
Other income and expenses, net	$(38)	$(27)
The decrease in other income in the first six months of 2024 compared to the first six months of 2023 is due primarily to the impact of death benefits received on a company-owned life insurance policy in the first quarter of 2023. The higher amortization of intangibles in the first six months of 2024 compared to the first six months of 2023 reflects the acquisition of CRS in July 2023. The $5 million (25%) increase in interest expense on funds withheld in the first six months of 2024 compared to the first six months of 2023 reflects the impact of higher interest rates paid on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $96 million in the first six months of 2024 compared to $82 million in the first six months of 2023, an increase of $14 million (17%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $96 million in the first six months of 2024 compared to $83 million in the first six months of 2023, an increase of $13 million (16%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the six months ended June 30, 2024 and 2023 (dollars in millions):

	Six months ended June 30,
	2024	2023	% Change
Revenues:
Net investment income	$15	$23	(35%)
Other income — P&C fees	60	46	30%
Other income	8	11	(27%)
Total revenues	83	80	4%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	30	17	76%
Other expense — expenses associated with P&C fees	30	29	3%
Other expenses (*)	81	79	3%
Costs and expenses, excluding interest charges on borrowed money	141	125	13%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(58)	(45)	29%
Interest charges on borrowed money	38	38	—%
Core loss before income taxes, excluding realized gains and losses	(96)	(83)	16%
Pretax non-core gain on retirement of debt	—	1	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(96)	$(82)	17%
(*)Excludes a pretax non-core gain on retirement of debt of $1 million in the first six months of 2023.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $15 million in the first six months of 2024 compared to $23 million in the first six months of 2023, a decrease of $8 million (35%) reflecting the impact of lower average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2024, AFG collected $49 million in fees for these services compared to $46 million in the first six months of 2023. Management views this fee income, net of the $30 million in the first six months of 2024 and $29 million in the first six months of 2023 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date during the first six months of 2024. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $6 million and $8 million in the first six months of 2024 and the first six months of 2023, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $2 million in the first six months of 2024 compared to $3 million in the first six months of 2023, a decrease of $1 million (33%).

Holding Company and Other — Other Expenses
Excluding the non-core gain on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $81 million in the first six months of 2024 compared to $79 million the first six months of 2023, an increase of $2 million (3%). Other expenses for the 2024 period includes a $4 million charge to increase liabilities related to AFG’s former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $38 million in both the first six months of 2024 and the first six months of 2023.

Holding Company and Other — Gain on Retirement of Debt
During the first six months of 2023, AFG repurchased $23 million principal amount of its senior notes, which resulted in a $2 million pretax non-core gain and recorded a $1 million pretax non-core loss related to the write-off of debt issue costs associated with its previous revolving credit facility, which was replaced in June 2023.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $12 million in the first six months of 2024 compared to net losses of $48 million in the first six months of 2023, a change of $60 million (125%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2024	2023
Realized gains (losses) before impairment allowances:
Disposals	$(4)	$(25)
Change in the fair value of equity securities	19	(15)
Change in the fair value of derivatives	(1)	(3)
	14	(43)

Change in allowance for impairments on securities	(2)	(5)
Realized gains (losses) on securities	$12	$(48)
The $25 million net realized loss from disposals in the first six months of 2023 includes losses of $15 million from the sale of investments in banks and $4 million from the sale of municipal bonds.

The $19 million net realized gain from the change in the fair value of equity securities in the first six months of 2024 includes gains of $13 million on investments in banks and financing companies, $5 million on investments in natural gas companies and $4 million on investments in healthcare companies, partially offset by losses of $4 million on investments in media companies. The $15 million net realized loss from the change in the fair value of equity securities in the first six months of 2023 includes losses of $8 million on investments in healthcare companies, $7 million on investments in energy companies and $6 million on investments in banks and financing companies, partially offset by gains of $3 million on investments in capital goods companies and $2 million on investments in real estate investment trusts.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $124 million for the first six months of 2024 compared to $107 million for the first six months of 2023, an increase of $17 million (16%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. ASU 2023-07 will require enhanced disclosures about significant segment expenses and a description of the composition of other segment expenses by business segment. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied on a retrospective basis. As of June 30, 2024, AFG has not adopted ASU 2023-07. Management is evaluating the impact of the standard to the segment reporting disclosures. Since ASU 2023-07 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of June 30, 2024, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to the income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2024, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2023 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at June 30, 2024 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,261
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(308)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the second fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first six months of 2024. As of June 30, 2024, there are 5,729,010 remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

AFG acquired 47,870 shares of its Common Stock (at an average of $126.38 per share) in the first quarter of 2024 and 21 shares (at $129.03 per share) in June 2024 in connection with its stock incentive plans.

ITEM 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

August 8, 2024	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer