Form 10-Q
period 2024-09-30
AMERICAN FINANCIAL GROUP INC
filed 2024-11-08
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2024, there were 83,931,257 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$1,322	$1,225
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,586 and $10,752; allowance for expected credit losses of $25 and $12)	10,435	10,377
Fixed maturities, trading at fair value	78	57
Equity securities, at fair value	1,081	1,018
Investments accounted for using the equity method	1,911	1,814
Mortgage loans	765	643
Real estate and other investments	149	129
Total cash and investments	15,741	15,263

Recoverables from reinsurers	5,217	4,477
Prepaid reinsurance premiums	1,346	961
Agents’ balances and premiums receivable	1,995	1,471
Deferred policy acquisition costs	340	309
Assets of managed investment entities	4,332	4,484
Other receivables	1,989	1,171
Other assets	1,326	1,346
Goodwill	305	305
Total assets	$32,591	$29,787

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$14,206	$13,087
Unearned premiums	4,320	3,451
Payable to reinsurers	1,620	1,186
Liabilities of managed investment entities	4,168	4,307
Long-term debt	1,475	1,475
Other liabilities	2,094	2,023
Total liabilities	27,883	25,529

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,923,446 and 83,635,807 shares outstanding	84	84
Capital surplus	1,400	1,372
Retained earnings	3,360	3,121
Accumulated other comprehensive income (loss), net of tax	(136)	(319)
Total shareholders’ equity	4,708	4,258
Total liabilities and shareholders’ equity	$32,591	$29,787

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Property and casualty insurance net earned premiums	$2,055	$1,855	$5,186	$4,799
Net investment income	200	168	586	583
Realized gains (losses) on:
Securities	(2)	(19)	10	(67)
Subsidiary	—	(4)	—	(4)
Income of managed investment entities:
Investment income	99	105	296	321
Gain (loss) on change in fair value of assets/liabilities	(9)	16	5	12
Other income	26	43	92	100
Total revenues	2,369	2,164	6,175	5,744

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,430	1,239	3,279	2,964
Commissions and other underwriting expenses	518	497	1,527	1,455
Interest charges on borrowed money	19	19	57	57
Expenses of managed investment entities	85	105	267	303
Other expenses	88	85	241	227
Total costs and expenses	2,140	1,945	5,371	5,006
Earnings before income taxes	229	219	804	738
Provision for income taxes	48	42	172	149
Net Earnings	$181	$177	$632	$589

Earnings per Common Share:
Total basic earnings	$2.16	$2.10	$7.54	$6.93
Total diluted earnings	$2.16	$2.09	$7.54	$6.93
Average number of Common Shares:
Basic	83.9	84.6	83.8	85.0
Diluted	83.9	84.7	83.9	85.1

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net earnings	$181	$177	$632	$589

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	178	(64)	170	(55)
Reclassification adjustment for realized (gains) losses included in net earnings	12	7	17	31
Total net unrealized gains (losses) on securities	190	(57)	187	(24)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	8	(7)	(6)	(20)
Reclassification adjustment for investment income included in net earnings	5	6	16	15
Total net unrealized gains (losses) on cash flow hedges	13	(1)	10	(5)
Foreign currency translation adjustments	(8)	(1)	(14)	2
Other comprehensive income (loss), net of tax	195	(59)	183	(27)

Comprehensive income	$376	$118	$815	$562

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at June 30, 2024	83,897,267	$1,476	$3,239	$(331)	$4,384
Net earnings	—	—	181	—	181
Other comprehensive income	—	—	—	195	195
Dividends ($0.71 per share)	—	—	(59)	—	(59)
Shares issued:
Exercise of stock options	14,497	1	—	—	1
Restricted stock awards	—	—	—	—	—
Other benefit plans	20,913	2	—	—	2
Dividend reinvestment plan	1,842	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(5,471)	—	(1)	—	(1)
Forfeitures of restricted stock	(5,602)	—	—	—	—
Balance at September 30, 2024	83,923,446	$1,484	$3,360	$(136)	$4,708

Balance at June 30, 2023	84,858,528	$1,462	$3,042	$(511)	$3,993
Net earnings	—	—	177	—	177
Other comprehensive loss	—	—	—	(59)	(59)
Dividends ($0.63 per share)	—	—	(52)	—	(52)
Shares issued:
Exercise of stock options	6,230	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	25,212	3	—	—	3
Dividend reinvestment plan	1,696	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(755,111)	(14)	(72)	—	(86)
Shares exchanged — benefit plans	(193)	—	—	—	—
Forfeitures of restricted stock	(652)	—	—	—	—
Balance at September 30, 2023	84,135,710	$1,456	$3,095	$(570)	$3,981

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	632	—	632
Other comprehensive income	—	—	—	183	183
Dividends ($4.63 per share)	—	—	(387)	—	(387)
Shares issued:
Exercise of stock options	110,631	5	—	—	5
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	72,074	9	—	—	9
Dividend reinvestment plan	11,910	2	—	—	2
Stock-based compensation expense	—	13	—	—	13
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(53,362)	(1)	(6)	—	(7)
Forfeitures of restricted stock	(11,295)	—	—	—	—
Balance at September 30, 2024	83,923,446	$1,484	$3,360	$(136)	$4,708

Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	589	—	589
Other comprehensive loss	—	—	—	(27)	(27)
Dividends ($5.89 per share)	—	—	(500)	—	(500)
Shares issued:
Exercise of stock options	83,631	3	—	—	3
Restricted stock awards	165,513	—	—	—	—
Other benefit plans	71,499	9	—	—	9
Dividend reinvestment plan	14,159	2	—	—	2
Stock-based compensation expense	—	14	—	—	14
Shares acquired and retired	(1,329,831)	(24)	(129)	—	(153)
Shares exchanged — benefit plans	(56,629)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(16,638)	—	—	—	—
Balance at September 30, 2023	84,135,710	$1,456	$3,095	$(570)	$3,981

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2024	2023
Operating Activities:
Net earnings	$632	$589
Adjustments:
Depreciation and amortization	60	60
Realized (gains) losses on investing activities	(10)	69
Net purchases of trading securities	(25)	(3)
Change in:
Reinsurance and other receivables	(2,470)	(1,799)
Other assets	(1)	(63)
Insurance claims and reserves	1,988	1,668
Payable to reinsurers	434	363
Other liabilities	(18)	357
Managed investment entities’ assets/liabilities	(67)	26
Other operating activities, net	(45)	(53)
Net cash provided by operating activities	478	1,214

Investing Activities:
Purchases of:
Fixed maturities	(1,349)	(1,463)
Equity securities	(141)	(101)
Mortgage loans	(141)	—
Other investments	(143)	(109)
Real estate, property and equipment	(100)	(40)
Businesses	—	(234)
Proceeds from:
Maturities and redemptions of fixed maturities	1,451	1,047
Repayments of mortgage loans	17	33
Sales of fixed maturities	116	551
Sales of equity securities	158	95
Sales of other investments	25	49
Sales of real estate, property and equipment	25	2
Cash and cash equivalents of businesses acquired	—	26
Managed investment entities:
Purchases of investments	(1,383)	(1,223)
Proceeds from sales and redemptions of investments	1,587	1,832
Other investing activities, net	(6)	(6)
Net cash provided by investing activities	116	459

Financing Activities:
Reductions of long-term debt	—	(21)
Issuances of Common Stock	13	11
Repurchases of Common Stock	—	(153)
Cash dividends paid on Common Stock	(385)	(498)
Issuances of managed investment entities’ liabilities	1,773	621
Retirements of managed investment entities’ liabilities	(1,898)	(1,284)
Net cash used in financing activities	(497)	(1,324)
Net Change in Cash and Cash Equivalents	97	349
Cash and cash equivalents at beginning of period	1,225	872
Cash and cash equivalents at end of period	$1,322	$1,221

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Acquisition of Business	I.	Long-Term Debt
C.	Segments of Operations	J.	Shareholders’ Equity
D.	Fair Value Measurements	K.	Income Taxes
E.	Investments	L.	Contingencies
F.	Derivatives	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2024, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first nine months of 2024.

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

Realized gains or losses on the disposal of fixed maturity securities are determined on the specific identification basis. Premiums and discounts on fixed maturity securities are amortized using the effective interest method. Structured securities subject to prepayment risk are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. AFG’s derivatives that do not qualify for hedge accounting under GAAP consist primarily of components of certain fixed maturity securities (convertible fixed maturities and interest-only and principal-only mortgage-backed securities) and a total return swap related to its deferred compensation obligations to employees.

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

At September 30, 2024, assets and liabilities of managed investment entities included $35 million in assets and $25 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At September 30, 2024 AFG has a $235 million lease liability included in other liabilities and a lease right-of-use asset of $214 million included in other assets compared to $198 million and $176 million, respectively, at December 31, 2023.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of 2024 and 2023 — none and 0.1 million; first nine months of both 2024 and 2023 — 0.1 million.

There were no anti-dilutive potential common shares for the third quarter or the first nine months of 2024 or 2023.

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

C.    Segments of Operations

AFG manages its business as two segments: Property and casualty insurance and Other, which includes holding company costs.

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
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$981	$828	$2,037	$1,837
Specialty casualty	744	734	2,213	2,149
Specialty financial	269	232	753	623
Other specialty	61	61	183	190
Total premiums earned	2,055	1,855	5,186	4,799
Net investment income	195	170	589	568
Other income	2	5	6	13
Total property and casualty insurance	2,252	2,030	5,781	5,380
Other	119	157	384	435
Total revenues before realized gains (losses)	2,371	2,187	6,165	5,815
Realized gains (losses) on securities	(2)	(19)	10	(67)
Realized loss on subsidiary	—	(4)	—	(4)
Total revenues	$2,369	$2,164	$6,175	$5,744

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$34	$42	$129	$117
Specialty casualty	76	78	258	261
Specialty financial	22	29	80	65
Other specialty	(15)	(6)	(45)	(22)
Other lines	(2)	(1)	(4)	(1)
Total underwriting	115	142	418	420
Investment and other income, net	176	156	532	527
Total property and casualty insurance	291	298	950	947
Other (*)	(60)	(56)	(156)	(138)
Total earnings (loss) before realized gains (losses) and income taxes	231	242	794	809
Realized gains (losses) on securities	(2)	(19)	10	(67)
Realized loss on subsidiary	—	(4)	—	(4)
Total earnings before income taxes	$229	$219	$804	$738
(*)Includes holding company interest and expenses, which includes a gain of $1 million on retirement of debt in the first nine months of 2023 and special charges of $14 million and $15 million in the third quarter of 2024 and 2023, respectively, to increase asbestos and environmental liabilities related to AFG’s former railroad and manufacturing operations.

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

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar assets or liabilities in inactive markets (markets in which there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or in which little information is released publicly); and valuations based on other significant inputs that are observable in active markets. AFG’s Level 2 financial instruments consist primarily of fixed maturity securities and investments of managed investment entities priced using observable inputs. Level 2 inputs include benchmark yields, reported trades, corroborated broker/dealer quotes, issuer spreads and benchmark securities. When non-binding broker quotes can be corroborated by comparison to similar securities priced using observable inputs, they are classified as Level 2.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$180	$—	$—	$180
States, municipalities and political subdivisions	—	865	2	867
Foreign government	—	241	—	241
Residential MBS	—	1,809	2	1,811
Commercial MBS	—	51	—	51
Collateralized loan obligations	—	1,298	—	1,298
Other asset-backed securities	—	2,062	363	2,425
Corporate and other	12	3,102	448	3,562
Total AFS fixed maturities	192	9,428	815	10,435
Trading fixed maturities	—	53	25	78
Equity securities	421	40	620	1,081
Assets of managed investment entities (“MIE”)	371	3,950	11	4,332
Other assets — derivatives	—	3	—	3
Total assets accounted for at fair value	$984	$13,474	$1,471	$15,929
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	356	3,801	11	4,168
Other liabilities — derivatives	—	10	—	10
Total liabilities accounted for at fair value	$356	$3,811	$14	$4,181

December 31, 2023
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$235	$1	$—	$236
States, municipalities and political subdivisions	—	982	2	984
Foreign government	—	230	—	230
Residential MBS	—	1,656	2	1,658
Commercial MBS	—	74	—	74
Collateralized loan obligations	—	1,686	1	1,687
Other asset-backed securities	—	2,011	351	2,362
Corporate and other	9	2,757	380	3,146
Total AFS fixed maturities	244	9,397	736	10,377
Trading fixed maturities	—	57	—	57
Equity securities	500	33	485	1,018
Assets of managed investment entities	335	4,140	9	4,484
Other assets — derivatives	—	6	—	6
Total assets accounted for at fair value	$1,079	$13,633	$1,230	$15,942
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	322	3,976	9	4,307
Other liabilities — derivatives	—	22	—	22
Total liabilities accounted for at fair value	$322	$3,998	$11	$4,331

Approximately 9% of the total assets carried at fair value at September 30, 2024, were Level 3 assets. Approximately 30% ($438 million) of the Level 3 assets were equity investments in limited partnerships and similar investments that do not qualify for equity method accounting whose prices were determined based on financial information provided by the limited partnerships. Approximately 7% ($112 million) of Level 3 assets were priced using non-binding broker quotes, for which there is a lack of transparency as to the inputs used to determine fair value. Details as to the quantitative inputs are neither provided by the brokers nor otherwise reasonably obtainable by AFG. Approximately 1% ($9 million) of the Level 3

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
assets were priced by pricing services where either a single price was not corroborated, prices varied enough among the providers, or other market factors led management to determine these securities be classified as Level 3 assets.

Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 62% ($912 million) of the total fair value of Level 3 assets at September 30, 2024. Approximately 70% ($642 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. Approximately 19% ($177 million) of the internally developed Level 3 assets are equity securities which are priced primarily using internal models with some inputs that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2024 and 2023 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2024	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2024
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	2	—	—	—	—	—	—	2
Residential MBS	2	—	—	—	—	—	—	2
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	(1)	—	—	—	—	—	—
Other asset-backed securities	340	—	7	16	(5)	5	—	363
Corporate and other	411	6	7	26	(5)	3	—	448
Total AFS fixed maturities	756	5	14	42	(10)	8	—	815
Trading fixed maturities	12	1	—	12	—	—	—	25
Equity securities	602	18	—	43	(43)	—	—	620
Assets of MIE	12	(1)	—	—	—	—	—	11
Total Level 3 assets	$1,382	$23	$14	$97	$(53)	$8	$—	$1,471

Contingent consideration — acquisitions	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	(1)	—	(2)	2
Residential MBS	5	—	—	—	—	—	—	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	(1)	1	—	—	—	—	1
Other asset-backed securities	321	—	(4)	28	(3)	—	(12)	330
Corporate and other	369	(14)	—	11	(12)	5	(7)	352
Total AFS fixed maturities	701	(15)	(3)	39	(16)	5	(21)	690
Equity securities	448	4	—	23	(4)	—	(17)	454
Assets of MIE	11	(1)	—	—	—	—	—	10
Total Level 3 assets	$1,160	$(12)	$(3)	$62	$(20)	$5	$(38)	$1,154

Contingent consideration — acquisitions	$(25)	$23	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(25)	$23	$—	$—	$—	$—	$—	$(2)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2024
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	2	—	—	—	—	—	—	2
Residential MBS	2	—	—	—	—	—	—	2
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	(1)	—	—	—	—	—	—
Other asset-backed securities	351	(1)	11	40	(17)	5	(26)	363
Corporate and other	380	5	8	74	(17)	3	(5)	448
Total AFS fixed maturities	736	3	19	114	(34)	8	(31)	815
Trading fixed maturities	—	1	—	24	—	—	—	25
Equity securities	485	53	—	133	(51)	—	—	620
Assets of MIE	9	(3)	—	5	—	—	—	11
Total Level 3 assets	$1,230	$54	$19	$276	$(85)	$8	$(31)	$1,471

Contingent consideration — acquisitions	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2023
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	5	—	—	—	(1)	—	(2)	2
Residential MBS	9	—	—	—	(3)	4	(5)	5
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	2	(1)	1	—	—	—	(1)	1
Other asset-backed securities	329	(2)	—	38	(34)	31	(32)	330
Corporate and other	319	(13)	10	67	(25)	7	(13)	352
Total AFS fixed maturities	664	(16)	11	105	(63)	42	(53)	690
Equity securities	427	11	—	84	(29)	—	(39)	454
Assets of MIE	11	(3)	—	2	—	—	—	10
Total Level 3 assets	$1,102	$(8)	$11	$191	$(92)	$42	$(92)	$1,154

Contingent consideration — acquisitions	$(25)	$23	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(25)	$23	$—	$—	$—	$—	$—	$(2)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and cash equivalents	$1,322	$1,322	$1,322	$—	$—
Mortgage loans	765	726	—	—	726
Total financial assets not accounted for at fair value	$2,087	$2,048	$1,322	$—	$726

Long-term debt	$1,475	$1,390	$—	$1,387	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,390	$—	$1,387	$3

December 31, 2023
Financial assets:
Cash and cash equivalents	$1,225	$1,225	$1,225	$—	$—
Mortgage loans	643	596	—	—	596
Total financial assets not accounted for at fair value	$1,868	$1,821	$1,225	$—	$596

Long-term debt	$1,475	$1,345	$—	$1,342	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,345	$—	$1,342	$3

E.    Investments

Available for sale fixed maturities at September 30, 2024 and December 31, 2023, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
September 30, 2024
Fixed maturities:
U.S. government and government agencies	$182	$—	$1	$(3)	$(2)	$180
States, municipalities and political subdivisions	895	—	6	(34)	(28)	867
Foreign government	240	—	3	(2)	1	241
Residential MBS	1,893	1	36	(117)	(81)	1,811
Commercial MBS	51	—	—	—	—	51
Collateralized loan obligations	1,301	3	11	(11)	—	1,298
Other asset-backed securities	2,465	6	28	(62)	(34)	2,425
Corporate and other	3,559	15	88	(70)	18	3,562
Total fixed maturities	$10,586	$25	$173	$(299)	$(126)	$10,435

December 31, 2023
Fixed maturities:
U.S. government and government agencies	$243	$—	$1	$(8)	$(7)	$236
States, municipalities and political subdivisions	1,014	—	8	(38)	(30)	984
Foreign government	236	—	1	(7)	(6)	230
Residential MBS	1,788	1	26	(155)	(129)	1,658
Commercial MBS	75	—	—	(1)	(1)	74
Collateralized loan obligations	1,709	3	9	(28)	(19)	1,687
Other asset-backed securities	2,477	5	10	(120)	(110)	2,362
Corporate and other	3,210	3	52	(113)	(61)	3,146
Total fixed maturities	$10,752	$12	$107	$(470)	$(363)	$10,377

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024			December 31, 2023
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$572	$653	$81	$512	$586	$74
Perpetual preferred stocks	388	428	40	422	432	10
Total equity securities carried at fair value	$960	$1,081	$121	$934	$1,018	$84

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

			Net Investment Income
	Carrying Value		Three months ended September 30,		Nine months ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
Real estate-related investments (*)	$1,349	$1,320	$10	$11	$15	$86
Private equity	524	457	(5)	5	26	12
Private debt	38	37	1	1	4	4
Total investments accounted for using the equity method	$1,911	$1,814	$6	$17	$45	$102
(*)90% and 92% of the carrying value relates to underlying investments in multi-family properties as of September 30, 2024 and December 31, 2023, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $448 million and $418 million as of September 30, 2024 and December 31, 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2024
Fixed maturities:
U.S. government and government agencies	$—	$2	100%	$(3)	$113	97%
States, municipalities and political subdivisions	(1)	48	98%	(33)	492	94%
Foreign government	—	—	—%	(2)	130	98%
Residential MBS	(1)	76	99%	(116)	972	89%
Commercial MBS	—	—	—%	—	21	100%
Collateralized loan obligations	—	106	100%	(11)	291	96%
Other asset-backed securities	(1)	91	99%	(61)	1,370	96%
Corporate and other	(2)	85	98%	(68)	1,246	95%
Total fixed maturities	$(5)	$408	99%	$(294)	$4,635	94%

December 31, 2023
Fixed maturities:
U.S. government and government agencies	$—	$11	100%	$(8)	$191	96%
States, municipalities and political subdivisions	(1)	76	99%	(37)	526	93%
Foreign government	—	—	—%	(7)	207	97%
Residential MBS	(1)	42	98%	(154)	1,089	88%
Commercial MBS	—	—	—%	(1)	61	98%
Collateralized loan obligations	—	25	100%	(28)	807	97%
Other asset-backed securities	(1)	151	99%	(119)	1,663	93%
Corporate and other	(4)	123	97%	(109)	1,455	93%
Total fixed maturities	$(7)	$428	98%	$(463)	$5,999	93%

At September 30, 2024, the gross unrealized losses on fixed maturities of $299 million relate to approximately 1,150 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 92% of the gross unrealized loss and 95% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at June 30, 2024	$10	$—	$10
Provision for expected credit losses on securities with no previous allowance	—	15	15
Additions to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2024	$10	$15	$25

Balance at June 30, 2023	$11	$5	$16
Provision for expected credit losses on securities with no previous allowance	—	3	3
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2023	$12	$8	$20

Balance at December 31, 2023	$9	$3	$12
Provision for expected credit losses on securities with no previous allowance	1	15	16
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	(1)	(3)	(4)
Balance at September 30, 2024	$10	$15	$25

Balance at December 31, 2022	$10	$1	$11
Provision for expected credit losses on securities with no previous allowance	1	8	9
Additions (reductions) to previously recognized expected credit losses	1	(1)	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2023	$12	$8	$20
(*)Includes mortgage-backed securities, collateralized loan obligations and other asset-backed securities (“ABS”).

In the first nine months of 2024 and 2023, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of September 30, 2024 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$458	$449	4%
After one year through five years	2,866	2,845	27%
After five years through ten years	1,278	1,304	12%
After ten years	259	252	3%
	4,861	4,850	46%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	3,757	3,723	36%
MBS (average life of approximately 6 years)	1,943	1,862	18%
Total	$10,561	$10,435	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2024 or December 31, 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
Fixed maturities:
Interest and amortization	$136	$126	$406	$369
Change in fair value (a)	7	(11)	7	(1)
Equity securities:
Dividends	6	8	20	26
Change in fair value (b)	20	7	45	36
Equity in earnings of partnerships and similar investments	6	17	45	102
Other	31	24	80	64
Gross investment income	206	171	603	596
Investment expenses	(6)	(3)	(17)	(13)
Net investment income	$200	$168	$586	$583
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
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$3	$(15)	$(12)	$241	$(7)	$(4)	$(11)	$(72)
Equity securities	10	—	10	—	(8)	—	(8)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	13	(15)	(2)	241	(15)	(4)	(19)	(72)
Tax effects	(3)	3	—	(51)	3	1	4	15
Net of tax	$10	$(12)	$(2)	$190	$(12)	$(3)	$(15)	$(57)

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(2)	$(17)	$(19)	$237	$(35)	$(9)	$(44)	$(29)
Equity securities	29	—	29	—	(23)	—	(23)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	27	(17)	10	237	(58)	(9)	(67)	(29)
Tax effects	(6)	3	(3)	(50)	12	2	14	5
Net of tax	$21	$(14)	$7	$187	$(46)	$(7)	$(53)	$(24)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities other than those accounted for under the equity method are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the third quarter and first nine months of 2024 and 2023 on securities that were still owned at September 30, 2024 and September 30, 2023 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Included in realized gains (losses)	$10	$(8)	$25	$(31)
Included in net investment income	20	7	45	36
	$30	$(1)	$70	$5

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2024	2023
Gross gains	$1	$2
Gross losses	(5)	(33)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2024		December 31, 2023
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$1	$10	$1	$22

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	68	—	81	—
Total return swap	Other assets/Other liabilities	2	—	5	—
		$71	$10	$87	$22

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between October 2024 and July 2028) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.10 billion at September 30, 2024 compared to $1.30 billion at December 31, 2023, reflecting scheduled amortization and the expiration of three swaps with a total notional amount at expiration of $31 million during the third quarter of 2024. Amounts reclassified from AOCI to net earnings were losses of $6 million and $7 million in the third quarter of 2024 and 2023, respectively, and losses of $20 million and $19 million in the first nine months of 2024 and 2023, respectively. Based on forward interest rate curves at September 30, 2024, management estimates that it will reclassify approximately $10 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $29 million and $48 million at September 30, 2024 and December 31, 2023, respectively, is included in other assets in AFG’s Balance Sheet.

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

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. A liability to return collateral related to the swap of $1 million and $5 million is included in other liabilities on AFG’s Balance Sheet at September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of Earnings Line	2024	2023	2024	2023
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(6)	$(7)	$(20)	$(19)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	3	(1)	2	(4)
Fixed maturities with embedded derivatives	Net investment income	6	(11)	7	(1)
Total return swap	Other expenses	5	(6)	11	3
Earnings (losses) on non-designated hedges		14	(18)	20	(2)
Total earnings (losses) on derivatives		$8	$(25)	$—	$(21)

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $164 million (including $142 million invested in the most subordinate tranches and $10 million invested in a temporary warehousing entity) at September 30, 2024.

In the first nine months of 2024, AFG formed two new CLOs, which issued an aggregate $813 million face amount of liabilities (including $73 million face amount purchased by AFG). In March 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$158	$117	$137	$112
Purchases	—	—	62	11
Sales	—	—	(40)	—
Distributions	(8)	(9)	(28)	(21)
Change in fair value	3	12	21	18
Change in accrued interest	—	—	1	—
Balance at end of period (*)	$153	$120	$153	$120
(*)Excludes $10 million and $23 million invested in temporary warehousing entities at September 30, 2024 and 2023, respectively, that were established to provide AFG the ability to form new CLOs.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(7)	$50	$(10)	$116
Liabilities	(2)	(34)	15	(104)
Management fees paid to AFG	3	4	9	12
CLO earnings attributable to AFG	2	12	25	18
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $114 million and $109 million at September 30, 2024 and December 31, 2023, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $274 million and $253 million at those dates, respectively. The CLO assets include loans with an aggregate fair value of $9 million at September 30, 2024 and $7 million at December 31, 2023, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $17 million at September 30, 2024 and $13 million at December 31, 2023).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.30 billion at September 30, 2024 and $1.69 billion at December 31, 2023.

H.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $305 million during the first nine months of 2024.

Included in other assets in AFG’s Balance Sheet is $199 million at September 30, 2024 and $213 million at December 31, 2023 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $53 million and $39 million, respectively. Amortization of intangibles was $5 million in both the third quarters of 2024 and 2023 and $14 million and $11 million in the first nine months of 2024 and 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2024			December 31, 2023
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.25% Senior Notes due April 2030	253	(4)	249	253	(4)	249
Other	3	—	3	3	—	3
	823	(5)	818	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,498	$(23)	$1,475	$1,498	$(23)	$1,475

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

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest, based on AFG’s credit rating, at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at September 30, 2024 or December 31, 2023.

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

The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended September 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$226	$(48)	$178
Reclassification adjustment for realized (gains) losses included in net earnings (*)		15	(3)	12
Total net unrealized gains (losses) on securities	$(290)	241	(51)	190	$(100)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		11	(3)	8
Reclassification adjustment for investment income included in net earnings (*)		6	(1)	5
Total net unrealized gains (losses) on cash flow hedges	(20)	17	(4)	13	(7)
Foreign currency translation adjustments	(23)	(9)	1	(8)	(31)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(331)	$249	$(54)	$195	$(136)

Quarter ended September 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(81)	$17	$(64)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		9	(2)	7
Total net unrealized gains (losses) on securities	$(464)	(72)	15	(57)	$(521)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(9)	2	(7)
Reclassification adjustment for investment income included in net earnings (*)		8	(2)	6
Total net unrealized gains (losses) on cash flow hedges	(33)	(1)	—	(1)	(34)
Foreign currency translation adjustments	(17)	—	(1)	(1)	(18)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(511)	$(73)	$14	$(59)	$(570)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Nine months ended September 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$216	$(46)	$170
Reclassification adjustment for realized (gains) losses included in net earnings (*)		21	(4)	17
Total net unrealized gains (losses) on securities	$(287)	237	(50)	187	$(100)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(7)	1	(6)
Reclassification adjustment for investment income included in net earnings (*)		20	(4)	16
Total net unrealized gains (losses) on cash flow hedges	(17)	13	(3)	10	(7)
Foreign currency translation adjustments	(17)	(14)	—	(14)	(31)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$236	$(53)	$183	$(136)

Nine months ended September 30, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(69)	$14	$(55)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		40	(9)	31
Total net unrealized gains (losses) on securities	$(497)	(29)	5	(24)	$(521)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(25)	5	(20)
Reclassification adjustment for investment income included in net earnings (*)		19	(4)	15
Total net unrealized gains (losses) on cash flow hedges	(29)	(6)	1	(5)	(34)
Foreign currency translation adjustments	(20)	2	—	2	(18)
Pension and other postretirement plan adjustments	3	—	—	—	3
Total	$(543)	$(33)	$6	$(27)	$(570)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2024, AFG issued 157,681 shares of restricted Common Stock (fair value of $126.24 per share) under the stock incentive plans.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million and $5 million in the third quarter of 2024 and 2023, respectively, and $13 million and $14 million in the first nine months of 2024 and 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$229		$219		$804		$738

Income taxes at statutory rate	$48	21%	$46	21%	$169	21%	$155	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(1)	—%	—	—%	(3)	(1%)	(3)	—%
Tax exempt interest	(1)	—%	(2)	(1%)	(3)	(1%)	(4)	(1%)
Stock-based compensation	—	—%	—	—%	(2)	—%	(2)	—%
Change in valuation allowance	(2)	(1%)	(2)	(1%)	(2)	—%	(2)	—%
Dividends received deduction	—	—%	—	—%	(1)	—%	(1)	—%
Nondeductible expenses	2	1%	3	1%	6	1%	8	1%
Adjustment related to sale of subsidiary	—	—%	—	—%	4	1%	—	—%
Adjustment to prior year taxes	1	—%	(5)	(2%)	1	—%	(5)	(1%)
Foreign operations	1	—%	2	1%	1	—%	6	1%
Other	—	—%	—	—%	2	—%	(3)	(1%)
Provision for income taxes as shown in the statement of earnings	$48	21%	$42	19%	$172	21%	$149	20%

In the second quarter of 2024, AFG recorded $4 million in net tax expense related to a pending IRS settlement regarding the sale of a subsidiary in a prior year.

On January 1, 2023, the two major tax provisions in the Inflation Reduction Act (“IRA”) became effective. The IRA created a new corporate alternative minimum tax (“CAMT”) based on the earnings that a company reports in its financial statements and imposes a 1% excise tax on corporate stock repurchases. Any CAMT incurred would be available to offset taxes payable under the standard calculation in future periods. Accordingly, the CAMT is a timing difference and would result in the recording of an offsetting deferred tax asset with no impact on overall income tax expense. Based on recently issued proposed regulations, while AFG meets the financial statement income thresholds to be subject to CAMT, management does not believe AFG will incur a CAMT liability for 2024. The excise tax on stock repurchases in excess of any issuances is recorded as part of the cost of the repurchases directly in shareholders’ equity.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Property and Casualty Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2024 and 2023 (in millions):

	Nine months ended September 30,
	2024	2023
Balance at beginning of year	$13,087	$11,974
Less reinsurance recoverables, net of allowance	4,288	3,767
Net liability at beginning of year	8,799	8,207
Provision for losses and LAE occurring in the current period	3,379	3,132
Net decrease in the provision for claims of prior years	(100)	(168)
Total losses and LAE incurred	3,279	2,964
Payments for losses and LAE of:
Current year	(828)	(743)
Prior years	(2,027)	(1,745)
Total payments	(2,855)	(2,488)
Foreign currency translation and other	(2)	1
Net liability at end of period	9,221	8,684
Add back reinsurance recoverables, net of allowance	4,985	4,207
Gross unpaid losses and LAE included in the balance sheet at end of period	$14,206	$12,891

The net decrease in the provision for claims of prior years during the first nine months of 2024 reflects (i) lower than anticipated losses in the crop business, lower than expected claim severity in the property and inland marine and aviation businesses and lower than anticipated claim severity and frequency in the ocean marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the fidelity and financial institutions businesses and lower than expected claim frequency in the trade credit business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the umbrella and excess liability businesses, public sector and general liability businesses and higher than expected claim frequency and severity in the social services business (within the Specialty casualty sub-segment), (ii) higher than anticipated claim severity in the innovative markets and surety businesses (within the Specialty financial sub-segment) and (iii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2024 and 2023 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2024	2023	2024	2023
Balance at June 30	$10	$9	$18	$9
Increase in allowance from acquisition of CRS	—	—	—	4
Provision (credit) for expected credit losses	—	2	1	—
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$10	$11	$19	$13

Balance at December 31	$10	$8	$15	$8
Increase in allowance from acquisition of CRS	—	—	—	4
Provision (credit) for expected credit losses	—	3	5	1
Write-offs charged against the allowance	—	—	(1)	—
Balance at September 30	$10	$11	$19	$13

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	33	Results of Operations	44
Overview	34	General	44
Critical Accounting Policies	34	Results of Operations — Third Quarter	46
Liquidity and Capital Resources	35	Segmented Statement of Earnings	46
Ratios	35	Property and Casualty Insurance	47
Condensed Consolidated Cash Flows	35	Holding Company, Other and Unallocated	57
Parent and Subsidiary Liquidity	36	Results of Operations — First Nine Months	60
Investments	37	Segmented Statement of Earnings	60
Uncertainties	40	Property and Casualty Insurance	61
Managed Investment Entities	41	Holding Company, Other and Unallocated	70
		Recent Accounting Standards	73

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

AFG reported net earnings of $181 million ($2.16 per share, diluted) for the third quarter of 2024 compared to $177 million ($2.09 per share, diluted) for the third quarter of 2023. Higher net investment income and lower net realized losses on securities were partially offset by lower underwriting profit.

AFG reported net earnings of $632 million ($7.54 per share, diluted) for the first nine months of 2024 compared to $589 million ($6.93 per share, diluted) for the first nine months of 2023. The year over year increase was due primarily to the impact of higher yields on fixed maturity investments coupled with net realized gains on securities in the first nine months of 2024 compared to net realized losses on securities in the first nine months of 2023. These items were partially offset by lower returns on AFG’s alternative investment portfolio and, to a lesser extent, lower underwriting profit.

Outlook
AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Economic inflation, social inflation, supply chain disruption, labor shortages and other economic conditions may impact premium levels, loss cost trends and investment returns. Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to the ongoing uncertainties presented by the macro-economic environment and the conflicts in Ukraine and the Middle East. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2023 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	September 30, 2024	2023	2022
Principal amount of long-term debt	$1,498	$1,498	$1,521
Total capital	6,342	6,075	6,116
Ratio of debt to total capital:
Including subordinated debt	23.6%	24.7%	24.9%
Excluding subordinated debt	13.0%	13.5%	13.8%

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

	Nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$478	$1,214
Net cash provided by investing activities	116	459
Net cash used in financing activities	(497)	(1,324)
Net change in cash and cash equivalents	$97	$349

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $67 million during the first nine months of 2024 and increased cash flows from operating activities by $26 million in the first nine months of 2023, accounting for a $93 million decrease in cash flows from operating activities in the 2024 period compared to the 2023 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $545 million and $1.19 billion in the first nine months of 2024 and 2023, respectively.

Net Cash Provided by Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $204 million source of cash in the first nine months of 2024 compared to $609 million in the first nine months of 2023, accounting for a $405 million decrease in net cash provided by investing activities in the first nine months of 2024 compared to the same 2023 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Investing activities for the first nine months of 2023 included the July 2023 acquisition of Crop Risk Services (“CRS”) for $234 million in cash. Excluding the acquisition of CRS and the activity of the managed investment entities, investing activities were an $88 million use of cash in the first nine months of 2024 compared to an $84 million source of cash in the first nine months of 2023.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $497 million for the first nine months of 2024 compared to $1.32 billion in the first nine months of 2023, a decrease of $827 million. AFG paid cash dividends totaling $385 million in the first nine months of 2024 compared to $498 million in the first nine months of 2023, a decrease in cash used by financing activities of $113 million. There were no debt retirements in the first nine months of 2024 compared to $21 million in debt retirements during the first nine months of 2023. During the first nine months of 2024, AFG did not repurchase any of its Common Stock compared to repurchases of $153 million in the comparable 2023 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $125 million in the first nine months of 2024 compared to $663 million in the first nine months of 2023, accounting for a $538 million decrease in net cash used in financing activities in the 2024 period compared to the 2023 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG paid a special cash dividend totaling $209 million ($2.50 per share) on February 28, 2024. On November 5, 2024, AFG declared a special cash dividend of $4.00 per share, payable on November 26, 2024. The aggregate amount of this special dividend will be approximately $335 million.

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

At September 30, 2024, AFG (parent) held approximately $382 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facilities, or under any other parent company short-term borrowing arrangements, during 2023 or the first nine months of 2024.

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

Investments
AFG’s investment portfolio at September 30, 2024, contained $10.44 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $78 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $510 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $571 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For equity investments in limited partnerships and similar investments that do not qualify for equity method accounting, fair value is determined based on financial information provided by the limited partnerships. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at September 30, 2024 and 4% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2024 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,513
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(315)
Approximately 94% of the fixed maturities held by AFG at September 30, 2024, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 3% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
AFG has less than $100 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $500 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2024, is shown in the following table (dollars in millions). Approximately $415 million of available for sale fixed maturity securities had no unrealized gains or losses at September 30, 2024.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,977	$5,043
Amortized cost of securities, net of allowance for expected credit losses	$4,804	$5,342
Gross unrealized gain (loss)	$173	$(299)
Fair value as % of amortized cost	104%	94%
Number of security positions	925	1,151
Number individually exceeding $2 million gain or loss	2	27
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$36	$(117)
Other asset-backed securities	28	(62)
Banking	18	(17)
Collateralized loan obligations	11	(11)
Asset managers	11	(15)
Utilities	9	—
States and municipalities	6	(34)
Percentage rated investment grade	96%	95%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2024, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	1%	8%
After one year through five years	26%	26%
After five years through ten years	20%	6%
After ten years	3%	2%
	50%	42%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	35%	37%
Mortgage-backed securities (average life of approximately 6 years)	15%	21%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2024
Securities with unrealized gains:
Exceeding $500,000 (83 securities)	$1,152	$72	107%
$500,000 or less (842 securities)	3,825	101	103%
	$4,977	$173	104%
Securities with unrealized losses:
Exceeding $500,000 (152 securities)	$1,860	$(209)	90%
$500,000 or less (999 securities)	3,183	(90)	97%
	$5,043	$(299)	94%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2024
Investment grade fixed maturities with losses for:
Less than one year (70 securities)	$352	$(1)	100%
One year or longer (902 securities)	4,421	(272)	94%
	$4,773	$(273)	95%
Non-investment grade fixed maturities with losses for:
Less than one year (34 securities)	$56	$(4)	93%
One year or longer (145 securities)	214	(22)	91%
	$270	$(26)	91%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2024. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2024
Assets:
Cash and investments	$15,904	$—	$(163)	(*)	$15,741
Assets of managed investment entities	—	4,332	—		4,332
Other assets	12,519	—	(1)	(*)	12,518
Total assets	$28,423	$4,332	$(164)		$32,591
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$18,526	$—	$—		$18,526
Liabilities of managed investment entities	—	4,322	(154)	(*)	4,168
Long-term debt and other liabilities	5,189	—	—		5,189
Total liabilities	23,715	4,322	(154)		27,883

Shareholders’ equity:
Common Stock and Capital surplus	1,484	10	(10)		1,484
Retained earnings	3,360	—	—		3,360
Accumulated other comprehensive income (loss), net of tax	(136)	—	—		(136)
Total shareholders’ equity	4,708	10	(10)		4,708
Total liabilities and shareholders’ equity	$28,423	$4,332	$(164)		$32,591

December 31, 2023
Assets:
Cash and investments	$15,438	$—	$(175)	(*)	$15,263
Assets of managed investment entities	—	4,484	—		4,484
Other assets	10,042	—	(2)	(*)	10,040
Total assets	$25,480	$4,484	$(177)		$29,787
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,538	$—	$—		$16,538
Liabilities of managed investment entities	—	4,446	(139)	(*)	4,307
Long-term debt and other liabilities	4,684	—	—		4,684
Total liabilities	21,222	4,446	(139)		25,529

Shareholders’ equity:
Common Stock and Capital surplus	1,456	38	(38)		1,456
Retained earnings	3,121	—	—		3,121
Accumulated other comprehensive income (loss), net of tax	(319)	—	—		(319)
Total shareholders’ equity	4,258	38	(38)		4,258
Total liabilities and shareholders’ equity	$25,480	$4,484	$(177)		$29,787
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$2,055	$—	$—		$2,055
Net investment income	202	—	(2)	(b)	200
Realized gains (losses) on securities	(2)	—	—		(2)
Income of managed investment entities:
Investment income	—	99	—		99
Gain (loss) on change in fair value of assets/liabilities	—	(4)	(5)	(b)	(9)
Other income	29	—	(3)	(c)	26
Total revenues	2,284	95	(10)		2,369
Costs and Expenses:
Insurance benefits and expenses	1,948	—	—		1,948
Expenses of managed investment entities	—	95	(10)	(b)(c)	85
Interest charges on borrowed money and other expenses	107	—	—		107
Total costs and expenses	2,055	95	(10)		2,140
Earnings before income taxes	229	—	—		229
Provision for income taxes	48	—	—		48
Net earnings	$181	$—	$—		$181

Three months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,855	$—	$—		$1,855
Net investment income	180	—	(12)	(b)	168
Realized gains (losses) on:
Securities	(19)	—	—		(19)
Subsidiary	(4)	—	—		(4)
Income of managed investment entities:
Investment income	—	105	—		105
Gain (loss) on change in fair value of assets/liabilities	—	11	5	(b)	16
Other income	47	—	(4)	(c)	43
Total revenues	2,059	116	(11)		2,164
Costs and Expenses:
Insurance benefits and expenses	1,736	—	—		1,736
Expenses of managed investment entities	—	116	(11)	(b)(c)	105
Interest charges on borrowed money and other expenses	104	—	—		104
Total costs and expenses	1,840	116	(11)		1,945
Earnings before income taxes	219	—	—		219
Provision for income taxes	42	—	—		42
Net earnings	$177	$—	$—		$177
(a)Includes income of $2 million in the third quarter of 2024 and $12 million in the third quarter of 2023, representing the change in fair value of AFG’s CLO investments and $3 million and $4 million in the third quarter of 2024 and 2023, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $7 million in both the third quarter of 2024 and 2023, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$5,186	$—	$—		$5,186
Net investment income	611	—	(25)	(b)	586
Realized gains (losses) on securities	10	—	—		10
Income of managed investment entities:
Investment income	—	296	—		296
Gain (loss) on change in fair value of assets/liabilities	—	9	(4)	(b)	5
Other income	101	—	(9)	(c)	92
Total revenues	5,908	305	(38)		6,175
Costs and Expenses:
Insurance benefits and expenses	4,806	—	—		4,806
Expenses of managed investment entities	—	301	(34)	(b)(c)	267
Interest charges on borrowed money and other expenses	298	—	—		298
Total costs and expenses	5,104	301	(34)		5,371
Earnings before income taxes	804	4	(4)		804
Provision for income taxes	172	—	—		172
Net earnings	$632	$4	$(4)		$632

Nine months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$4,799	$—	$—		$4,799
Net investment income	601	—	(18)	(b)	583
Realized gains (losses) on:
Securities	(67)	—	—		(67)
Subsidiary	(4)	—	—		(4)
Income of managed investment entities:
Investment income	—	321	—		321
Gain (loss) on change in fair value of assets/liabilities	—	12	—	(b)	12
Other income	112	—	(12)	(c)	100
Total revenues	5,441	333	(30)		5,744
Costs and Expenses:
Insurance benefits and expenses	4,419	—	—		4,419
Expenses of managed investment entities	—	333	(30)	(b)(c)	303
Interest charges on borrowed money and other expenses	284	—	—		284
Total costs and expenses	4,703	333	(30)		5,006
Earnings before income taxes	738	—	—		738
Provision for income taxes	149	—	—		149
Net earnings	$589	$—	$—		$589
(a)Includes income of $25 million in the first nine months of 2024 and $18 million in the first nine months of 2023, representing the change in fair value of AFG’s CLO investments and $9 million and $12 million of income in the first nine months of 2024 and 2023, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $25 million and $18 million in the first nine months of 2024 and 2023, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Components of net earnings:
Core operating earnings before income taxes	$245	$257	$808	$823
Pretax non-core items:
Realized gains (losses) on securities	(2)	(19)	10	(67)
Realized loss on subsidiary	—	(4)	—	(4)
Special A&E charges	(14)	(15)	(14)	(15)
Gain on retirement of debt	—	—	—	1
Earnings before income taxes	229	219	804	738
Provision for income taxes:
Core operating earnings	51	49	168	166
Non-core items:
Realized gains (losses) on securities	—	(4)	3	(14)
Realized loss on subsidiary	—	—	4	—
Special A&E charges	(3)	(3)	(3)	(3)
Gain on retirement of debt	—	—	—	—
Total provision for income taxes	48	42	172	149
Net earnings	$181	$177	$632	$589

Net earnings:
Core net operating earnings	$194	$208	$640	$657
Realized gains (losses) on securities	(2)	(15)	7	(53)
Realized loss on subsidiary	—	(4)	(4)	(4)
Special A&E charges	(11)	(12)	(11)	(12)
Gain on retirement of debt	—	—	—	1
Net earnings	$181	$177	$632	$589

Diluted per share amounts:
Core net operating earnings	$2.31	$2.45	$7.63	$7.72
Realized gains (losses) on securities	(0.02)	(0.17)	0.09	(0.61)
Realized loss on subsidiary	—	(0.04)	(0.05)	(0.04)
Special A&E charges	(0.13)	(0.15)	(0.13)	(0.15)
Gain on retirement of debt	—	—	—	0.01
Net earnings	$2.16	$2.09	$7.54	$6.93

Net earnings were $181 million in the third quarter of 2024 compared to $177 million in the third quarter of 2023 reflecting lower net realized losses on securities in the third quarter of 2024 compared to the third quarter of 2023, partially offset by lower core net operating earnings. Core net operating earnings for the third quarter of 2024 decreased $14 million compared to the third quarter of 2023 as higher net investment income was more than offset by lower underwriting profit.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net realized gains (losses) on securities in the third quarter of 2024 and 2023 include after-tax gains of $8 million and after-tax losses of $6 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $632 million in the first nine months of 2024 compared to $589 million in the first nine months of 2023 reflecting net realized gains on securities in the first nine months of 2024 compared to net realized losses on securities in the first nine months of 2023, partially offset by lower core net operating earnings. Core net operating earnings for the first nine months of 2024 decreased $17 million compared to the first nine months of 2023. Higher investment income outside of alternative investments was more than offset by lower returns on AFG’s alternative investment portfolio, lower underwriting profit, lower other income and higher other expenses. Net realized gains (losses) on securities in the first nine months of 2024 and 2023 include after-tax gains of $20 million and after-tax losses of $25 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2024 and 2023 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$2,055	$—	$—	$2,055	$—	$2,055
Net investment income	195	(2)	7	200	—	200
Realized gains (losses) on securities	—	—	—	—	(2)	(2)
Income of MIEs:
Investment income	—	99	—	99	—	99
Gain (loss) on change in fair value of assets/liabilities	—	(9)	—	(9)	—	(9)
Other income	2	(3)	27	26	—	26
Total revenues	2,252	85	34	2,371	(2)	2,369

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,430	—	—	1,430	—	1,430
Commissions and other underwriting expenses	510	—	8	518	—	518
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	85	—	85	—	85
Other expenses	21	—	53	74	14	88
Total costs and expenses	1,961	85	80	2,126	14	2,140
Earnings before income taxes	291	—	(46)	245	(16)	229
Provision for income taxes	61	—	(10)	51	(3)	48
Core Net Operating Earnings	230	—	(36)	194
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(2)	(2)	2	—
Special A&E charge, net of tax	—	—	(11)	(11)	11	—
Net Earnings	$230	$—	$(49)	$181	$—	$181

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$1,855	$—	$—	$1,855	$—	$1,855
Net investment income	170	(12)	10	168	—	168
Realized gains (losses) on:
Securities	—	—	—	—	(19)	(19)
Subsidiary	—	—	—	—	(4)	(4)
Income of MIEs:
Investment income	—	105	—	105	—	105
Gain (loss) on change in fair value of assets/liabilities	—	16	—	16	—	16
Other income	5	(4)	42	43	—	43
Total revenues	2,030	105	52	2,187	(23)	2,164

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	1,239	—	—	1,239	—	1,239
Commissions and other underwriting expenses	474	—	23	497	—	497
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	105	—	105	—	105
Other expenses	19	—	51	70	15	85
Total costs and expenses	1,732	105	93	1,930	15	1,945
Earnings before income taxes	298	—	(41)	257	(38)	219
Provision for income taxes	57	—	(8)	49	(7)	42
Core Net Operating Earnings	241	—	(33)	208
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(15)	(15)	15	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(12)	(12)	12	—
Net Earnings	$237	$—	$(60)	$177	$—	$177
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

AFG’s property and casualty insurance operations contributed $291 million in GAAP pretax earnings in the third quarter of 2024 compared to $294 million in the third quarter of 2023, a decrease of $3 million (1%). Property and casualty core pretax earnings were $291 million in the third quarter of 2024 compared to $298 million in the third quarter of 2023, a decrease of $7 million (2%). The decrease in GAAP and core pretax earnings reflects lower underwriting profit, partially offset by higher net investment income in the third quarter of 2024 compared to the third quarter of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended September 30,
	2024	2023	% Change
Gross written premiums	$3,748	$3,140	19%
Reinsurance premiums ceded	(1,395)	(1,079)	29%
Net written premiums	2,353	2,061	14%
Change in unearned premiums	(298)	(206)	45%
Net earned premiums	2,055	1,855	11%
Loss and loss adjustment expenses	1,430	1,239	15%
Commissions and other underwriting expenses	510	474	8%
Underwriting gain	115	142	(19%)

Net investment income	195	170	15%
Other income and expenses, net	(19)	(14)	36%
Core earnings before income taxes	291	298	(2%)
Realized loss on subsidiary	—	(4)	(100%)
GAAP earnings before income taxes	$291	$294	(1%)

	Three months ended September 30,
	2024	2023	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	69.5%	66.7%	2.8%
Underwriting expense ratio	24.8%	25.5%	(0.7%)
Combined ratio	94.3%	92.2%	2.1%

Aggregate — including exited lines
Loss and LAE ratio	69.6%	66.8%	2.8%
Underwriting expense ratio	24.8%	25.5%	(0.7%)
Combined ratio	94.4%	92.3%	2.1%

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
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.75 billion for the third quarter of 2024 compared to $3.14 billion for the third quarter of 2023, an increase of $608 million (19%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2024		2023
	GWP	%	GWP	%	% Change
Property and transportation	$2,107	56%	$1,592	51%	32%
Specialty casualty	1,297	35%	1,226	39%	6%
Specialty financial	344	9%	322	10%	7%
	$3,748	100%	$3,140	100%	19%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 37% of gross written premiums for the third quarter of 2024 compared to 34% of gross written premiums for the third quarter of 2023, an increase of 3 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2024		2023		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(967)	46%	$(687)	43%	3%
Specialty casualty	(434)	33%	(397)	32%	1%
Specialty financial	(60)	17%	(61)	19%	(2%)
Other specialty	66		66
	$(1,395)	37%	$(1,079)	34%	3%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.35 billion for the third quarter of 2024 compared to $2.06 billion for the third quarter of 2023, an increase of $292 million (14%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2024		2023
	NWP	%	NWP	%	% Change
Property and transportation	$1,140	48%	$905	44%	26%
Specialty casualty	863	37%	829	40%	4%
Specialty financial	284	12%	261	13%	9%
Other specialty	66	3%	66	3%	—%
	$2,353	100%	$2,061	100%	14%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.06 billion for the third quarter of 2024 compared to $1.86 billion for the third quarter of 2023, an increase of $200 million (11%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2024		2023
	NEP	%	NEP	%	% Change
Property and transportation	$981	48%	$828	45%	18%
Specialty casualty	744	36%	734	40%	1%
Specialty financial	269	13%	232	12%	16%
Other specialty	61	3%	61	3%	—%
	$2,055	100%	$1,855	100%	11%

Gross written premiums for the third quarter of 2024 increased $608 million (19%) compared to the third quarter of 2023, driven primarily by additional premiums from the CRS acquisition. Gross and net written premiums excluding crop insurance each grew 7% year over year reflecting new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 7% in the third quarter of 2024. Excluding the workers’ compensation businesses, renewal rates increased approximately 8%.

Property and transportation Gross written premiums increased $515 million (32%) in the third quarter of 2024 compared to the third quarter of 2023. The primary drivers of this growth included additional premiums from the CRS acquisition and, to a lesser extent, later reporting of crop acreage, which shifted the timing of reporting of some crop premium from the second quarter to the third quarter of 2024. Excluding crop premiums, gross and net written premiums each grew by 11% year over year in this group, which is attributable primarily to new business opportunities, a favorable rate environment and increased exposures in the commercial auto, property and inland marine and ocean marine businesses. Average renewal rates increased approximately 7% for this group in the third quarter of 2024. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the third quarter of 2024 compared to the third quarter of 2023 reflecting the impact of higher premiums in the crop business, which cedes a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $71 million (6%) in the third quarter of 2024 compared to the third quarter of 2023. Year-over-year premium growth resulted primarily from new business opportunities and favorable renewal pricing in several of the targeted markets businesses and the excess liability business. The mergers and acquisition business also benefited from an increase in mergers and acquisition activity. This growth was tempered by slightly lower workers’ compensation premiums. Average renewal rates increased approximately 8% for this group in the third quarter of 2024. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 10%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the third quarter of 2024 compared to the third quarter of 2023 reflecting higher cessions in the excess and surplus, mergers and acquisitions and public sector businesses, partially offset by lower cessions in the social services business.

Specialty financial Gross written premiums increased $22 million (7%) in the third quarter of 2024 compared to the third quarter of 2023 due primarily to growth in the financial institutions business. Average renewal rates increased approximately 6% for this group in the third quarter of 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the third quarter of 2024 compared to the third quarter of 2023. The impact of lower gross written premiums in the innovative markets business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty financial sub-segment was partially offset by the impact of higher cessions in the financial institutions and fidelity businesses.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed in the third quarter of 2024 were comparable to the third quarter of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended September 30,			Three months ended September 30,
	2024	2023	Change	2024	2023
Property and transportation
Loss and LAE ratio	79.3%	76.8%	2.5%
Underwriting expense ratio	17.2%	18.0%	(0.8%)
Combined ratio	96.5%	94.8%	1.7%
Underwriting profit				$34	$42

Specialty casualty
Loss and LAE ratio	63.6%	63.1%	0.5%
Underwriting expense ratio	26.4%	26.3%	0.1%
Combined ratio	90.0%	89.4%	0.6%
Underwriting profit				$76	$78

Specialty financial
Loss and LAE ratio	46.1%	39.8%	6.3%
Underwriting expense ratio	45.8%	47.8%	(2.0%)
Combined ratio	91.9%	87.6%	4.3%
Underwriting profit				$22	$29

Total Specialty
Loss and LAE ratio	69.5%	66.7%	2.8%
Underwriting expense ratio	24.8%	25.5%	(0.7%)
Combined ratio	94.3%	92.2%	2.1%
Underwriting profit				$117	$143

Aggregate — including exited lines
Loss and LAE ratio	69.6%	66.8%	2.8%
Underwriting expense ratio	24.8%	25.5%	(0.7%)
Combined ratio	94.4%	92.3%	2.1%
Underwriting profit				$115	$142

The Specialty property and casualty insurance operations generated an underwriting profit of $117 million in the third quarter of 2024 compared to $143 million in the third quarter of 2023, a decrease of $26 million (18%), reflecting lower underwriting profits in each of the Specialty property and casualty insurance sub-segments and higher losses in the business assumed by AFG’s internal reinsurance program. Overall catastrophe losses were $90 million (4.4 points on the combined ratio) in the third quarter of 2024 compared to catastrophe losses of $56 million (3.0 points) in the third quarter of 2023.

Property and transportation Underwriting profit for this group was $34 million for the third quarter of 2024 compared to $42 million for the third quarter of 2023, a decrease of $8 million (19%). Higher year-over-year underwriting profit in the agricultural businesses was more than offset by higher catastrophe losses. Catastrophe losses were $34 million (3.6 points on the combined ratio) in the third quarter of 2024 compared to $14 million (1.7 points) in the third quarter of 2023.

Specialty casualty Underwriting profit for this group was $76 million for the third quarter of 2024 compared to $78 million for the third quarter of 2023, a decrease of $2 million (3%). Higher year-over-year underwriting profitability in the targeted markets businesses was more than offset by lower year-over-year underwriting profit in the excess and surplus businesses and, to a lesser extent, the workers’ compensation and executive liability businesses. Catastrophe losses were $16 million (2.3 points on the combined ratio) in the third quarter of 2024 compared to catastrophe losses of $17 million (2.3 points) in the third quarter of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Underwriting profit for this group was $22 million for the third quarter of 2024 compared to $29 million in the third quarter of 2023, a decrease of $7 million (24%). Improved results in the lender services business were more than offset by lower year-over-year profitability in the surety and fidelity businesses. Catastrophe losses were $39 million (14.4 points on the combined ratio) compared to $22 million (9.3 points) in the third quarter of 2023.

Other specialty This group reported an underwriting loss of $15 million in the third quarter of 2024 compared to $6 million in the third quarter of 2023, an increase of $9 million (150%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the third quarter of 2024 compared to the third quarter of 2023. Catastrophe losses were $1 million in the third quarter of 2024 compared to $3 million in the third quarter of 2023.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $2 million in the third quarter of 2024 and $1 million in the third quarter of 2023 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 69.6% for the third quarter of 2024 compared to 66.8% for the third quarter of 2023, an increase of 2.8 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2024	2023	2024	2023	Ratio
Property and transportation
Current year, excluding catastrophe losses	$758	$636	77.2%	76.8%	0.4%
Prior accident years development	(15)	(14)	(1.5%)	(1.7%)	0.2%
Current year catastrophe losses including the impact of net reinstatement premiums	34	14	3.6%	1.7%	1.9%
Property and transportation losses and LAE and ratio	$777	$636	79.3%	76.8%	2.5%

Specialty casualty
Current year, excluding catastrophe losses	$461	$468	61.9%	63.7%	(1.8%)
Prior accident years development	(4)	(22)	(0.6%)	(2.9%)	2.3%
Current year catastrophe losses including the impact of net reinstatement premiums	16	17	2.3%	2.3%	—%
Specialty casualty losses and LAE and ratio	$473	$463	63.6%	63.1%	0.5%

Specialty financial
Current year, excluding catastrophe losses	$94	$81	35.1%	34.7%	0.4%
Prior accident years development	(9)	(10)	(3.4%)	(4.2%)	0.8%
Current year catastrophe losses including the impact of net reinstatement premiums	39	22	14.4%	9.3%	5.1%
Specialty financial losses and LAE and ratio	$124	$93	46.1%	39.8%	6.3%

Total Specialty
Current year, excluding catastrophe losses	$1,355	$1,226	65.9%	66.0%	(0.1%)
Prior accident years development	(17)	(44)	(0.8%)	(2.3%)	1.5%
Current year catastrophe losses including the impact of net reinstatement premiums	90	56	4.4%	3.0%	1.4%
Total Specialty losses and LAE and ratio	$1,428	$1,238	69.5%	66.7%	2.8%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,355	$1,226	65.9%	66.0%	(0.1%)
Prior accident years development	(15)	(43)	(0.7%)	(2.3%)	1.6%
Current year catastrophe losses including the impact of net reinstatement premiums	90	56	4.4%	3.1%	1.3%
Aggregate losses and LAE and ratio	$1,430	$1,239	69.6%	66.8%	2.8%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 65.9% for the third quarter of 2024 compared to 66.0% for the third quarter of 2023, a decrease of 0.1 percentage points.

Property and transportation   The 0.4 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, higher reported losses in the commercial auto businesses and the impact of unusually low losses in the ocean marine business in the third quarter of 2023.

Specialty casualty   The 1.8 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the workers’ compensation businesses and an isolated larger property

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
loss related to the program business in the third quarter of 2023, partially offset by higher losses in the excess and surplus businesses.

Specialty financial   The 0.4 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects lower growth in the fidelity and surety businesses and higher reported losses in the fidelity business, partially offset by growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $17 million in the third quarter of 2024 compared to $44 million in the third quarter of 2023, a decrease of $27 million (61%).

Property and transportation Net favorable reserve development of $15 million in the third quarter of 2024 reflects lower than anticipated claim severity in the ocean marine business and, to a lesser extent, lower than expected claim severity in the agribusiness, crop, property and inland marine and aviation businesses. Net favorable reserve development of $14 million in the third quarter of 2023 reflects lower than expected claim frequency in the property and inland marine business and lower than anticipated claim frequency and severity across the transportation businesses.

Specialty casualty Net favorable reserve development of $4 million in the third quarter of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the excess liability business. Net favorable reserve development of $22 million in the third quarter of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability and environmental businesses, partially offset by higher than anticipated claim severity in certain targeted markets businesses.

Specialty financial Net favorable reserve development of $9 million in the third quarter of 2024 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency in the financial institutions business. Net favorable reserve development of $10 million in the third quarter of 2023 reflects lower than anticipated claim frequency and severity in the fidelity and surety businesses and lower than expected claim frequency in the trade credit business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $11 million in the third quarter of 2024 and $2 million in the third quarter of 2023 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998. The net adverse reserve development in 2024 is primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Asbestos and environmental reserves During the third quarter of 2024, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. AFG annually conducts a comprehensive review of its asbestos and environmental reserves. In connection with its annual reviews, AFG engages with outside counsel and, as appropriate, engineering and consulting firms and specialty actuarial firms.

During the 2024 internal review, no new trends were identified and recent claims activity was generally consistent with AFG’s expectations resulting from its in-depth internal reviews in the prior three years, and the most recent external study in 2020. As a result, and consistent with the internal review in the third quarter of 2023, the 2024 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” and Management’s Discussion and Analysis — “Results of Operations — Holding Company, Other and Unallocated” in AFG’s 2023 Form 10-K.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
At September 30, 2024, the property and casualty insurance segment’s insurance reserves include A&E reserves of $362 million, net of reinsurance recoverables. At September 30, 2024, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by S&P Global Market Intelligence (as of December 31, 2023, and adjusted for several large industry portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2024)	18.6	25.1	21.1
Industry (12/31/2023)	8.3	7.1	8.0
In addition, the 2024 and 2023 internal reviews encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $14 million and $15 million pretax non-core special charge increases in AFG’s liabilities for those operations recorded in the third quarter of 2024 and the third quarter of 2023, respectively, see “Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2024 and 2023.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the third quarter of 2024 and $1 million in the third quarter of 2023 related to business outside of the Specialty group that AFG no longer writes.

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

Catastrophe losses of $90 million in the third quarter of 2024 resulted primarily from Hurricane Helene. Catastrophe losses of $56 million in the third quarter of 2023 resulted primarily from a higher frequency of lower severity convective storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $510 million in the third quarter of 2024 compared to $474 million for the third quarter of 2023, an increase of $36 million (8%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 24.8% for the third quarter of 2024 compared to 25.5% for the third quarter of 2023, a decrease of 0.7 percentage points. Detail

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2024		2023		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$170	17.2%	$150	18.0%	(0.8%)
Specialty casualty	195	26.4%	193	26.3%	0.1%
Specialty financial	123	45.8%	110	47.8%	(2.0%)
Other specialty	22	34.9%	21	33.6%	1.3%
	$510	24.8%	$474	25.5%	(0.7%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.8 percentage points in the third quarter of 2024 compared to the third quarter of 2023. The decrease reflects the impact of higher earned premiums on the ratio, including in the crop business that has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment and lower average commission rates in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in the third quarter of 2024 compared to the third quarter of 2023 reflecting the impact of lower earned premiums in the workers’ compensation businesses on the ratio, partially offset by lower overall commission rates due to a change in the mix of business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 2.0 percentage points in the third quarter of 2024 compared to the third quarter of 2023 due primarily to the impact of higher earned premiums in the financial institutions business on the ratio and lower average commission rates in certain businesses.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $195 million in the third quarter of 2024 compared to $170 million in the third quarter of 2023, an increase of $25 million (15%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2024	2023	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$159	$145	$14	10%
Alternative investments	36	25	11	44%
Total net investment income	$195	$170	$25	15%

Average invested assets (at amortized cost)	$15,447	$14,899	$548	4%

Yield (net investment income as a % of average invested assets)	5.05%	4.56%	0.49%

Tax equivalent yield (*)	5.10%	4.63%	0.47%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the third quarter of 2024 compared to the third quarter of 2023 reflects the impact of higher balances of invested assets, higher returns on fixed maturity investments and higher returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs). The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.05% for the third quarter of 2024 compared to 4.56% for the third quarter of 2023, an increase of 0.49 percentage points reflecting higher returns on both alternative investments and fixed maturity investments. The annualized return earned on alternative investments was 5.4% in the third quarter of 2024 compared to 4.2% in the prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $19 million for the third quarter of 2024 compared to $14 million for the third quarter of 2023, an increase of $5 million (36%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2024	2023
Other income	$2	$5
Other expenses:
Amortization of intangibles	5	5
Interest expense on funds withheld	13	9
Other	3	5
Total other expenses	21	19
Other income and expenses, net	$(19)	$(14)
The decrease in other income in the third quarter of 2024 compared to the third quarter of 2023 is due to death benefits received on a company-owned life insurance policy in the third quarter of 2023. The $4 million (44%) increase in interest expense on funds withheld for the third quarter of 2024 compared to the third quarter of 2023 reflects the impact of higher interest rates paid on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $60 million in the third quarter of 2024 compared to $56 million in the third quarter of 2023, an increase of $4 million (7%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $46 million in the third quarter of 2024 compared to $41 million in the third quarter of 2023, an increase of $5 million (12%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended September 30,
	2024	2023	% Change
Revenues:
Net investment income	$7	$10	(30%)
Other income — P&C fees	23	37	(38%)
Other income	4	5	(20%)
Total revenues	34	52	(35%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	8	23	(65%)
Other expense — expenses associated with P&C fees	15	14	7%
Other expenses (*)	38	37	3%
Costs and expenses, excluding interest charges on borrowed money	61	74	(18%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(27)	(22)	23%
Interest charges on borrowed money	19	19	—%
Core loss before income taxes, excluding realized gains and losses	(46)	(41)	12%
Pretax non-core special A&E charge	(14)	(15)	(7%)
GAAP loss before income taxes, excluding realized gains and losses	$(60)	$(56)	7%
(*)Excludes a pretax non-core special A&E charge of $14 million and $15 million in the third quarter of 2024 and the third quarter of 2023, respectively.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $7 million in the third quarter of 2024 compared to $10 million in the third quarter of 2023, a decrease of $3 million (30%) reflecting the impact of lower average investment balances, partially offset by higher interest rates on cash and fixed maturity investments.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2024, AFG collected $23 million in fees for these services compared to $22 million in the third quarter of 2023. Management views this fee income, net of the $15 million in the third quarter of 2024 and $14 million in the third quarter of 2023 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $15 million in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date during the third quarter of 2023. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in the third quarter of 2024 and $4 million in the third quarter of 2023 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million in both the third quarter of 2024 and the third quarter of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges recorded in the third quarter of 2024 and 2023 discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $38 million in the third quarter of 2024 compared to $37 million in the third quarter of 2023, an increase of $1 million (3%).

Holding Company and Other — Special A&E Charges
During the third quarters of 2024 and 2023, AFG performed in-depth internal reviews of A&E exposures as discussed under “Asbestos and environmental reserves” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development.” As a result of the 2024 and 2023 reviews, AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded pretax special non-core A&E charges of $14 million in the third quarter of 2024 and $15 million in the third quarter of 2023 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in both periods reflect changes in the scope and costs of investigation and an increase in estimated remediation costs at a limited number of sites.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the third quarter of 2024 and the third quarter of 2023.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $2 million in the third quarter of 2024 compared to $19 million in the third quarter of 2023, a decrease of $17 million (89%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2024	2023
Realized gains (losses) before impairment allowances:
Disposals	$—	$(6)
Change in the fair value of equity securities	10	(8)
Change in the fair value of derivatives	3	(1)
	13	(15)

Change in allowance for impairments on securities	(15)	(4)
Realized gains (losses) on securities	$(2)	$(19)

The $10 million net realized gain from the change in the fair value of equity securities in the third quarter of 2024 includes gains of $6 million on investments in banks and financing companies and $3 million on investments in media companies. The $8 million net realized loss from the change in the fair value of equity securities in the third quarter of 2023 includes losses of $10 million on investments in media companies and $2 million on investments in banks and financing companies, partially offset by gains of $4 million on investments in energy companies.

The $15 million change in allowance for impairments on securities in the third quarter of 2024 relates primarily to an allowance taken on corporate bonds from a single issuer in the financial sector.

Realized Loss on Subsidiaries
During the third quarter of 2023, AFG recorded a realized loss on subsidiary of $4 million, consisting of a $26 million goodwill impairment charge, partially offset by a $22 million reduction in the fair value of a contingent consideration liability, both related to AFG’s investment in Verikai. See Note E — “Fair Value Measurements” and Note I — “Goodwill and Other Intangibles” in AFG’s 2023 Form 10-K.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $48 million for the third quarter of 2024 compared to $42 million for the third quarter of 2023, an increase of $6 million (14%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2024 and 2023 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2024
Revenues:
Property and casualty insurance net earned premiums	$5,186	$—	$—	$5,186	$—	$5,186
Net investment income	589	(25)	22	586	—	586
Realized gains (losses) on securities	—	—	—	—	10	10
Income of MIEs:
Investment income	—	296	—	296	—	296
Gain (loss) on change in fair value of assets/liabilities	—	5	—	5	—	5
Other income	6	(9)	95	92	—	92
Total revenues	5,781	267	117	6,165	10	6,175

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	3,274	—	5	3,279	—	3,279
Commissions and other underwriting expenses	1,494	—	33	1,527	—	1,527
Interest charges on borrowed money	—	—	57	57	—	57
Expenses of MIEs	—	267	—	267	—	267
Other expenses	63	—	164	227	14	241
Total costs and expenses	4,831	267	259	5,357	14	5,371
Earnings before income taxes	950	—	(142)	808	(4)	804
Provision for income taxes	198	—	(30)	168	4	172
Core Net Operating Earnings	752	—	(112)	640
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	7	7	(7)	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(11)	(11)	11	—
Net Earnings	$748	$—	$(116)	$632	$—	$632

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2023
Revenues:
Property and casualty insurance net earned premiums	$4,799	$—	$—	$4,799	$—	$4,799
Net investment income	568	(18)	33	583	—	583
Realized gains (losses) on:
Securities	—	—	—	—	(67)	(67)
Subsidiary	—	—	—	—	(4)	(4)
Income of MIEs:
Investment income	—	321	—	321	—	321
Gain (loss) on change in fair value of assets/liabilities	—	12	—	12	—	12
Other income	13	(12)	99	100	—	100
Total revenues	5,380	303	132	5,815	(71)	5,744

Costs and Expenses:
Property and casualty insurance:
Losses and loss adjustment expenses	2,964	—	—	2,964	—	2,964
Commissions and other underwriting expenses	1,415	—	40	1,455	—	1,455
Interest charges on borrowed money	—	—	57	57	—	57
Expenses of MIEs	—	303	—	303	—	303
Other expenses	54	—	159	213	14	227
Total costs and expenses	4,433	303	256	4,992	14	5,006
Earnings before income taxes	947	—	(124)	823	(85)	738
Provision for income taxes	191	—	(25)	166	(17)	149
Core Net Operating Earnings	756	—	(99)	657
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(53)	(53)	53	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(12)	(12)	12	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$752	$—	$(163)	$589	$—	$589
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $950 million in GAAP pretax earnings in the first nine months of 2024 compared to $943 million in the first nine months of 2023, an increase of $7 million. Property and casualty core pretax earnings were $950 million in the first nine months of 2024 compared to $947 million in the first nine months of 2023, an increase of $3 million. The increase in GAAP pretax earnings reflects higher core pretax net earnings in the first nine months of 2024 compared to the first nine months of 2023 The increase in core pretax net earnings reflects higher investment income outside of alternative investments in the first nine months of 2024 compared to the first nine months of 2023, partially offset by lower underwriting profit, lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), lower other income and higher other expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2024 and 2023 (dollars in millions):

	Nine months ended September 30,
	2024	2023	% Change
Gross written premiums	$8,490	$7,664	11%
Reinsurance premiums ceded	(2,811)	(2,417)	16%
Net written premiums	5,679	5,247	8%
Change in unearned premiums	(493)	(448)	10%
Net earned premiums	5,186	4,799	8%
Loss and loss adjustment expenses	3,274	2,964	10%
Commissions and other underwriting expenses	1,494	1,415	6%
Underwriting gain	418	420	—%

Net investment income	589	568	4%
Other income and expenses, net	(57)	(41)	39%
Core earnings before income taxes	950	947	—%
Realized loss on subsidiary	—	(4)	(100%)
GAAP earnings before income taxes	$950	$943	1%

	Nine months ended September 30,
	2024	2023	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	63.1%	61.8%	1.3%
Underwriting expense ratio	28.8%	29.5%	(0.7%)
Combined ratio	91.9%	91.3%	0.6%

Aggregate — including exited lines
Loss and LAE ratio	63.1%	61.8%	1.3%
Underwriting expense ratio	28.8%	29.5%	(0.7%)
Combined ratio	91.9%	91.3%	0.6%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $8.49 billion for the first nine months of 2024 compared to $7.66 billion for the first nine months of 2023, an increase of $826 million (11%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2024		2023
	GWP	%	GWP	%	% Change
Property and transportation	$4,150	49%	$3,523	46%	18%
Specialty casualty	3,417	40%	3,299	43%	4%
Specialty financial	923	11%	842	11%	10%
	$8,490	100%	$7,664	100%	11%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 33% of gross written premiums in the first nine months of 2024 compared to 32% of gross written premiums for the first nine months of 2023, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2024		2023		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(1,738)	42%	$(1,398)	40%	2%
Specialty casualty	(1,099)	32%	(1,055)	32%	—%
Specialty financial	(157)	17%	(157)	19%	(2%)
Other specialty	183		193
	$(2,811)	33%	$(2,417)	32%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $5.68 billion for the first nine months of 2024 compared to $5.25 billion for the first nine months of 2023, an increase of $432 million (8%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2024		2023
	NWP	%	NWP	%	% Change
Property and transportation	$2,412	42%	$2,125	40%	14%
Specialty casualty	2,318	41%	2,244	43%	3%
Specialty financial	766	14%	685	13%	12%
Other specialty	183	3%	193	4%	(5%)
	$5,679	100%	$5,247	100%	8%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $5.19 billion for the first nine months of 2024 compared to $4.80 billion for the first nine months of 2023, an increase of $387 million (8%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2024		2023
	NEP	%	NEP	%	% Change
Property and transportation	$2,037	39%	$1,837	38%	11%
Specialty casualty	2,213	43%	2,149	45%	3%
Specialty financial	753	14%	623	13%	21%
Other specialty	183	4%	190	4%	(4%)
	$5,186	100%	$4,799	100%	8%

Gross written premiums for the first nine months of 2024 increased $826 million (11%) compared to the first nine months of 2023. Year-over-year gross written premium growth was reported within each of the Specialty property and casualty sub-segments as a result of additional crop premiums from the CRS acquisition in the Property and transportation sub-segment and new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 7% in the first nine months of 2024. Excluding the workers’ compensation businesses, renewal pricing increased approximately 8%.

Property and transportation Gross written premiums increased $627 million (18%) in the first nine months of 2024 compared to the first nine months of 2023. Year-over-year premium growth resulted from additional crop premium associated with the CRS acquisition as well as new business opportunities, a favorable rate environment and increased exposures in the commercial auto businesses and, to a lesser extent, in the property and inland marine and ocean marine businesses. Excluding crop premium, gross and net written premiums in this group grew by 7% and 6%, respectively. Average renewal rates increased approximately 8% for this group in the first nine months of 2024. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the first nine months of 2024

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
compared to the first nine months of 2023 reflecting the impact of higher premiums in the crop business and growth in alternative risk transfer products in the transportation businesses, both of which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $118 million (4%) in the first nine months of 2024 compared to the first nine months of 2023. The higher year-over-year premiums resulted primarily from growth in the excess and surplus, excess liability and certain targeted markets businesses as a result of rate increases, new business opportunities and strong policy retention. The mergers and acquisition business also benefited from an increase in mergers and acquisition activity. Average renewal rates increased approximately 6% for this group in the first nine months of 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 9%. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the first nine months of 2024 to the first nine months of 2023 reflecting lower cessions in the social services business, offset by the impact of higher premiums in the excess and surplus businesses, which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment and higher cessions in the public sector business.

Specialty financial Gross written premiums increased $81 million (10%) in the first nine months of 2024 compared to the first nine months of 2023. Year-over-year growth in the financial institutions business was partially offset by a decision to pause writing of new intellectual property-related coverage in the innovative markets business. Average renewal rates increased approximately 7% for this group in the first nine months of 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the first nine months of 2024 compared to the first nine months of 2023 reflecting lower gross written premiums in the innovative markets business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty financial sub-segment.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $10 million (5%) in the first nine months of 2024 compared to the first nine months of 2023, reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023
Property and transportation
Loss and LAE ratio	70.1%	69.2%	0.9%
Underwriting expense ratio	23.5%	24.4%	(0.9%)
Combined ratio	93.6%	93.6%	—%
Underwriting profit				$129	$117

Specialty casualty
Loss and LAE ratio	61.4%	60.5%	0.9%
Underwriting expense ratio	27.0%	27.3%	(0.3%)
Combined ratio	88.4%	87.8%	0.6%
Underwriting profit				$258	$261

Specialty financial
Loss and LAE ratio	42.9%	39.0%	3.9%
Underwriting expense ratio	46.5%	50.6%	(4.1%)
Combined ratio	89.4%	89.6%	(0.2%)
Underwriting profit				$80	$65

Total Specialty
Loss and LAE ratio	63.1%	61.8%	1.3%
Underwriting expense ratio	28.8%	29.5%	(0.7%)
Combined ratio	91.9%	91.3%	0.6%
Underwriting profit				$422	$421

Aggregate — including exited lines
Loss and LAE ratio	63.1%	61.8%	1.3%
Underwriting expense ratio	28.8%	29.5%	(0.7%)
Combined ratio	91.9%	91.3%	0.6%
Underwriting profit				$418	$420

The Specialty property and casualty insurance operations generated an underwriting profit of $422 million for the first nine months of 2024 compared to $421 million for the first nine months of 2023, an increase of $1 million. Higher underwriting profits in the Property and transportation and Specialty financial sub-segments were partially offset by lower underwriting profit in the Specialty casualty sub-segment and higher losses in the business assumed by AFG’s internal reinsurance program. Overall catastrophe losses were $161 million (3.1 points on the combined ratio), including $1 million in net reinstatement premiums in the first nine months of 2024 compared to catastrophe losses of $140 million (2.9 points), including $2 million in net reinstatement premiums in the first nine months of 2023.

Property and transportation Underwriting profit for this group was $129 million for the first nine months of 2024 compared to $117 million for the first nine months of 2023, an increase of $12 million (10%). Higher year-over-year underwriting profits in the property and inland marine and crop businesses were partially offset by lower underwriting profitability in the transportation businesses. Catastrophe losses were $55 million (2.7 points on the combined ratio) in the first nine months of 2024 compared to $48 million (2.7 points) in the first nine months of 2023.

Specialty casualty Underwriting profit for this group was $258 million for the first nine months of 2024 compared to $261 million for the first nine months of 2023, a decrease of $3 million (1%). Higher year-over-year underwriting profits in the workers’ compensation and the targeted markets businesses were more than offset by lower levels of favorable prior year reserve development in the executive liability business and social inflation driven adverse development in the umbrella and excess business. Catastrophe losses were $37 million (1.8 points on the combined ratio), including $1 million in net reinstatement premiums in the first nine months of 2024 compared to catastrophe losses of $28 million (1.2 points), including $2 million in net reinstatement premiums in the first nine months of 2023.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial Underwriting profit for this group was $80 million for the first nine months of 2024 compared to $65 million for the first nine months of 2023, an increase of $15 million (23%). This year over year increase reflects higher underwriting profit in the financial institutions business, partially offset by lower profitability in the innovative markets business. Catastrophe losses were $64 million (8.4 points on the combined ratio) in the first nine months of 2024 compared to $45 million (7.2 points) in the first nine months of 2023.

Other specialty This group reported an underwriting loss of $45 million in the first nine months of 2024 compared to $22 million in the first nine months of 2023, an increase of $23 million (105%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments in the first nine months of 2024 compared to the first nine months of 2023. Catastrophe losses were $5 million in the first nine months of 2024 compared to $19 million in the first nine months of 2023.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $4 million in the first nine months of 2024 and $1 million in the first nine months of 2023 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.1% for the first nine months of 2024 compared to 61.8% for the first nine months of 2023, an increase of 1.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2024	2023	2024	2023	Ratio
Property and transportation
Current year, excluding catastrophe losses	$1,465	$1,295	71.8%	70.4%	1.4%
Prior accident years development	(91)	(72)	(4.4%)	(3.9%)	(0.5%)
Current year catastrophe losses including the impact of net reinstatement premiums	55	48	2.7%	2.7%	—%
Property and transportation losses and LAE and ratio	$1,429	$1,271	70.1%	69.2%	0.9%

Specialty casualty
Current year, excluding catastrophe losses	$1,368	$1,348	61.7%	62.7%	(1.0%)
Prior accident years development	(46)	(73)	(2.1%)	(3.4%)	1.3%
Current year catastrophe losses including the impact of net reinstatement premiums	36	26	1.8%	1.2%	0.6%
Specialty casualty losses and LAE and ratio	$1,358	$1,301	61.4%	60.5%	0.9%

Specialty financial
Current year, excluding catastrophe losses	$262	$222	34.9%	35.6%	(0.7%)
Prior accident years development	(3)	(24)	(0.4%)	(3.8%)	3.4%
Current year catastrophe losses including the impact of net reinstatement premiums	64	45	8.4%	7.2%	1.2%
Specialty financial losses and LAE and ratio	$323	$243	42.9%	39.0%	3.9%

Total Specialty
Current year, excluding catastrophe losses	$3,214	$2,994	62.0%	62.4%	(0.4%)
Prior accident years development	(104)	(169)	(2.0%)	(3.5%)	1.5%
Current year catastrophe losses including the impact of net reinstatement premiums	160	138	3.1%	2.9%	0.2%
Total Specialty losses and LAE and ratio	$3,270	$2,963	63.1%	61.8%	1.3%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$3,214	$2,994	62.0%	62.4%	(0.4%)
Prior accident years development	(100)	(168)	(1.9%)	(3.5%)	1.6%
Current year catastrophe losses including the impact of net reinstatement premiums	160	138	3.0%	2.9%	0.1%
Aggregate losses and LAE and ratio	$3,274	$2,964	63.1%	61.8%	1.3%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 62.0% for the first nine months of 2024 compared to 62.4% for the first nine months of 2023, a decrease of 0.4 percentage points.

Property and transportation   The 1.4 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, higher reported losses in the commercial auto businesses and the impact of unusually low losses in the ocean marine business in the 2023 period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 1.0 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the targeted markets and workers’ compensation businesses, partially offset by higher losses in the excess and surplus businesses.

Specialty financial   The 0.7 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment, partially offset by lower growth in the fidelity and surety businesses and higher reported losses in the fidelity business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $104 million in the first nine months of 2024 compared to $169 million in the first nine months of 2023, a decrease of $65 million (38%).

Property and transportation Net favorable reserve development of $91 million in the first nine months of 2024 reflects lower than anticipated losses in the crop business, lower than expected claim severity in the property and inland marine and aviation businesses and lower than anticipated claim severity and frequency in the ocean marine business. Net favorable reserve development of $72 million in the first nine months of 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity across the transportation businesses and lower than anticipated claim frequency in the property and inland marine business.

Specialty casualty Net favorable reserve development of $46 million in the first nine months of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business, partially offset by higher than anticipated claim severity in the umbrella and excess liability businesses, public sector and general liability businesses and higher than expected claim frequency and severity in the social services business. Net favorable reserve development of $73 million in the first nine months of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector and excess liability businesses.

Specialty financial Net favorable reserve development of $3 million in the first nine months of 2024 reflects lower than anticipated claim frequency and severity in the fidelity and financial institutions businesses and lower than expected claim frequency in the trade credit business, partially offset by higher than anticipated claim severity in the innovative markets and surety businesses. Net favorable reserve development of $24 million in the first nine months of 2023 reflects lower than anticipated claim frequency in the trade credit and financial institutions businesses and lower than expected claim frequency and severity in the surety business.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $36 million in the first nine months of 2024 and net favorable reserve development of less than $1 million in the first nine months of 2023 associated with AFG’s internal reinsurance program and the amortization of the deferred gain on the retroactive reinsurance transaction entered into in connection with the sale of a business in 1998. The net adverse reserve development in 2024 is primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $4 million in the first nine months of 2024 and $1 million in the first nine months of 2023 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $160 million in the first nine months of 2024 (before $1 million in net reinstatement premiums) resulted primarily from Hurricane Helene and storms in multiple regions of the United States. Catastrophe losses of $138 million in the first nine months of 2023 (before $2 million in net reinstatement premiums) resulted primarily from storms in multiple regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.49 billion in the first nine months of 2024 compared to $1.42 billion for the first nine months of 2023, an increase of $79 million (6%). AFG’s underwriting expense ratio was 28.8% for the first nine months of 2024 compared to 29.5% for the first nine months of 2023, a decrease of 0.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2024		2023		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$479	23.5%	$449	24.4%	(0.9%)
Specialty casualty	597	27.0%	587	27.3%	(0.3%)
Specialty financial	350	46.5%	315	50.6%	(4.1%)
Other specialty	68	36.5%	64	33.0%	3.5%
	$1,494	28.8%	$1,415	29.5%	(0.7%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.9 percentage points in the first nine months of 2024 compared to the first nine months of 2023 reflecting the impact of higher earned premiums on the ratio, including in the crop business that has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment and lower average commission rates in the transportation businesses.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the first nine months of 2024 compared to the first nine months of 2023 reflecting lower overall commission rates due to a change in the mix of business, partially offset by the impact of lower earned premiums in the workers’ compensation businesses on the ratio.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.1 percentage points in the first nine months of 2024 compared to the first nine months of 2023 due primarily to the impact of higher earned premiums in the financial institutions business on the ratio and lower average commission rates in certain businesses.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $589 million in the first nine months of 2024 compared to $568 million in the first nine months of 2023, an increase of $21 million (4%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2024	2023	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$464	$410	$54	13%
Alternative investments	125	158	(33)	(21%)
Total net investment income	$589	$568	$21	4%

Average invested assets (at amortized cost)	$15,389	$14,624	$765	5%

Yield (net investment income as a % of average invested assets)	5.10%	5.18%	(0.08%)

Tax equivalent yield (*)	5.16%	5.25%	(0.09%)
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the first nine months of 2024 compared to the first nine months of 2023 reflects the impact of higher balances of invested assets and higher returns on fixed maturity investments, partially offset by lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs). The property and casualty insurance segment’s overall yield on

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investments (net investment income as a percentage of average invested assets) was 5.10% for the first nine months of 2024 compared to 5.18% for the first nine months of 2023, a decrease of 0.08 percentage points reflecting lower returns on alternative investments, partially offset by higher returns on fixed maturity investments. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 6.5% in the first nine months of 2024 compared to 9.2% in the prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $57 million for the first nine months of 2024 compared to $41 million for the first nine months of 2023, an increase of $16 million (39%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2024	2023
Other income	$6	$13
Other expenses:
Amortization of intangibles	14	11
Interest expense on funds withheld	38	29
Acquisition expenses related to CRS	—	3
Other	11	11
Total other expenses	63	54
Other income and expenses, net	$(57)	$(41)
The decrease in other income in the first nine months of 2024 compared to the first nine months of 2023 is due primarily to death benefits received on a company-owned life insurance policy in the first quarter and third quarter of 2023. The higher amortization of intangibles in the first nine months of 2024 compared to the first nine months of 2023 reflects the acquisition of CRS in July 2023. The $9 million (31%) increase in interest expense on funds withheld in the first nine months of 2024 compared to the first nine months of 2023 reflects the impact of higher interest rates paid on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $156 million in the first nine months of 2024 compared to $138 million in the first nine months of 2023, an increase of $18 million (13%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $142 million in the first nine months of 2024 compared to $124 million in the first nine months of 2023, an increase of $18 million (15%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the nine months ended September 30, 2024 and 2023 (dollars in millions):

	Nine months ended September 30,
	2024	2023	% Change
Revenues:
Net investment income	$22	$33	(33%)
Other income — P&C fees	83	83	—%
Other income	12	16	(25%)
Total revenues	117	132	(11%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	38	40	(5%)
Other expense — expenses associated with P&C fees	45	43	5%
Other expenses (*)	119	116	3%
Costs and expenses, excluding interest charges on borrowed money	202	199	2%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(85)	(67)	27%
Interest charges on borrowed money	57	57	—%
Core loss before income taxes, excluding realized gains and losses	(142)	(124)	15%
Pretax non-core special A&E charge	(14)	(15)	(7%)
Pretax non-core gain on retirement of debt	—	1	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(156)	$(138)	13%
(*)Excludes a pretax non-core special A&E charge of $14 million in the first nine months of 2024 and a pretax non-core special A&E charge of $15 million and a pretax non-core gain on retirement of debt of $1 million in the first nine months of 2023.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $22 million in the first nine months of 2024 compared to $33 million in the first nine months of 2023, a decrease of $11 million (33%) reflecting the impact of lower average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2024, AFG collected $72 million in fees for these services compared to $68 million in the first nine months of 2023. Management views this fee income, net of the $45 million in the first nine months of 2024 and $43 million in the first nine months of 2023 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million and $15 million during the first nine months of 2024 and 2023, respectively, in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $9 million and $12 million in the first nine months of 2024 and the first nine months of 2023, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $3 million in the first nine months of 2024 compared to $4 million in the first nine months of 2023, a decrease of $1 million (25%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core gain on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $119 million in the first nine months of 2024 compared to $116 million in the first nine months of 2023, an increase of $3 million (3%). Other expenses for the 2024 period includes a $4 million charge to increase liabilities related to AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $57 million in both the first nine months of 2024 and the first nine months of 2023.

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2024 and 2023 for a discussion of the $14 million and $15 million pretax non-core special A&E charges recorded in the third quarter of 2024 and the third quarter of 2023, respectively.

Holding Company and Other — Gain on Retirement of Debt
During the first nine months of 2023, AFG repurchased $23 million principal amount of its senior notes, which resulted in a $2 million pretax non-core gain and recorded a $1 million pretax non-core loss related to the write-off of debt issue costs associated with its previous revolving credit facility, which was replaced in June 2023.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $10 million in the first nine months of 2024 compared to net losses of $67 million in the first nine months of 2023, a change of $77 million (115%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2024	2023
Realized gains (losses) before impairment allowances:
Disposals	$(4)	$(31)
Change in the fair value of equity securities	29	(23)
Change in the fair value of derivatives	2	(4)
	27	(58)

Change in allowance for impairments on securities	(17)	(9)
Realized gains (losses) on securities	$10	$(67)
The $31 million net realized loss from disposals in the first nine months of 2023 includes losses of $15 million from the sale of investments in banks and $5 million from the sale of municipal bonds.

The $29 million net realized gain from the change in the fair value of equity securities in the first nine months of 2024 includes gains of $19 million on investments in banks and financing companies, $5 million on investments in natural gas companies and $5 million on investments in healthcare companies. The $23 million net realized loss from the change in the fair value of equity securities in the first nine months of 2023 includes losses of $13 million on investments in media companies, $8 million on investments in banks and financing companies, $8 million on investments in healthcare companies and $3 million on investments in energy companies, partially offset by gains of $3 million on investments in capital goods companies and $3 million on investments in natural gas companies.

The $17 million change in allowance for impairments on securities in the first nine months of 2024 relates primarily to an allowance taken on corporate bonds from a single issuer in the financial sector.

Realized Loss on Subsidiaries
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

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $172 million for the first nine months of 2024 compared to $149 million for the first nine months of 2023, an increase of $23 million (15%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. ASU 2023-07 will require enhanced disclosures about significant segment expenses and a description of the composition of other segment expenses by business segment. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied on a retrospective basis. As of September 30, 2024, AFG has not adopted ASU 2023-07. Management is evaluating the impact of the standard to the segment reporting disclosures. Since ASU 2023-07 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of September 30, 2024, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to the income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2024, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2023 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have at September 30, 2024 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,513
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(315)

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the third fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG did not repurchase any shares of its Common Stock during the first nine months of 2024. As of September 30, 2024, there are 5,729,010 remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

AFG acquired 47,870 shares of its Common Stock (at an average of $126.38 per share) in the first quarter of 2024, 21 shares (at $129.03 per share) in the second quarter of 2024, 4,184 shares (at an average of $123.59 per share) in July 2024, 319 shares (at $131.82 per share) in August 2024 and 968 shares (at an average of $133.63 per share) in September 2024 in connection with its stock incentive plans.

ITEM 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

November 8, 2024	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer