Form 10-K
period 2024-12-31
AMERICAN FINANCIAL GROUP INC
filed 2025-02-25
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8.82 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 83,982,106 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2025.
_____________________________________________________________________________________________________
Documents Incorporated by Reference:

Proxy Statement for 2025 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

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
•disruption caused by cyber-attacks or other technology breaches or failures by AFG or its business partners and service providers, which could negatively impact AFG’s business or reputation and/or expose AFG to litigation;
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

PART I
Item 1. Business
Introduction
American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged in property and casualty insurance, focusing on specialized commercial products for businesses. AFG’s in-house team of investment professionals oversees the Company’s investment portfolio. The members of the Great American Insurance Group have been in business for over 150 years. Management believes that over 55% of the 2024 gross written premiums in AFG’s Specialty property and casualty group are produced by businesses that rank in the “top 10” amongst competitors based on gross written premiums.

Specialty P&C Insurance

Property & Transportation

- Agribusiness (farm & ranch)
- Commercial Automobile
- Commercial Property
- Crop
- Equine Mortality
- Inland and Ocean Marine

Specialty Casualty

- Cyber Risk
- Excess and Surplus
- Executive and Professional Liability
- General Liability
- M&A Liability
- Medical Stop Loss
- Public Entities
- Targeted Programs
- Umbrella and Excess Liability
- Workers' Compensation

Specialty Financial

- Fidelity / Crime
- Financial Institution Services
- Lease and Loan Services
- Surety
- Trade Credit

AFG’s address is 301 East Fourth Street, Cincinnati, Ohio 45202; its phone number is (513) 579-2121. SEC filings, news releases, AFG’s Code of Ethics applicable to directors, officers and employees, AFG’s Corporate Social Responsibility Report and other information may be accessed free of charge through AFG’s website at: www.AFGinc.com. (Information on or accessible through AFG’s website is not part of this Form 10-K.) See Note C — “Segments of Operations” to the financial statements for information on AFG’s assets, revenues and earnings before income taxes by segment.

Top Tier Specialty Property and Casualty Insurer

Entrepreneurial Culture, Strategic Alignment of Interests

Market Leading P&C Insurance Specialist

Consistent Investment Outperformance

Superior Capital Management and Strong Balance Sheet

AFG allows each of its businesses the autonomy to make decisions related to underwriting, claims and policy servicing. This entrepreneurial business model promotes agility, innovative product design, unique applications of pricing segmentation, as well as developing distribution strategies and building relationships in the markets served. Management believes that AFG’s ability to grow book value per share at a double-digit annual rate over time is evidence that the Company’s culture, business model and employee incentive plans create a structure to build long-term value for AFG’s shareholders.

As highlighted in the illustration below, over the past 25 plus years, AFG has sharpened its focus on the businesses that management knows best. This has been accomplished through organic growth, carefully selected acquisitions, start-ups and dispositions. In July 2023, AFG completed the acquisition of Crop Risk Services (“CRS”) from American International Group. CRS is a primary crop insurance general agent based in Decatur, Illinois, and it was the seventh largest provider of multi-peril crop insurance in the United States based on 2022 premiums. As a result of the acquisition, AFG remained the fifth ranked writer of U.S. crop insurance and the largest U.S. owned participant in the United States multi-peril crop insurance program.

Timeline of Selected Start-ups, Acquisitions and Dispositions

Property and Casualty Insurance Segment

General
AFG’s property and casualty insurance operations provide a wide range of commercial coverages through 36 insurance businesses (at December 31, 2024) that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2024 gross written premiums (in millions) for each subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written Premiums
	AM Best	S&P
Insurance Group
Great American Insurance	A+	A+	$8,142
National Interstate	A+	not rated	1,210
Summit (Bridgefield Casualty and Bridgefield Employers)	A+	A+	596
Republic Indemnity	A+	A+	198
Mid-Continent Casualty	A+	A+	193
Other			194
			$10,533

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in this Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 98% of AFG’s direct written premiums in 2024, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 90.6% for the period 2015 to 2024 as compared to 98.3% for the property and casualty commercial lines industry over the same period. AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.
(*)The source of the commercial lines industry ratios is ©2025 A.M. Best Company’s Review & Preview Reports.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2024	2023	2022
Gross written premiums	$10,533	$9,656	$9,057
Ceded reinsurance	(3,394)	(2,964)	(2,851)
Net written premiums	$7,139	$6,692	$6,206

Net earned premiums	$7,036	$6,531	$6,085
Loss and LAE	4,455	4,017	3,629
Underwriting expenses	1,961	1,883	1,680
Underwriting gain	$620	$631	$776

GAAP ratios:
Loss and LAE ratio	63.3%	61.6%	59.7%
Underwriting expense ratio	27.9%	28.8%	27.6%
Combined ratio	91.2%	90.4%	87.3%

Statutory ratios:
Loss and LAE ratio	61.3%	60.3%	57.3%
Underwriting expense ratio	29.6%	30.2%	29.7%
Combined ratio	90.9%	90.5%	87.0%

Industry statutory combined ratio (*)
All lines	98.9%	101.9%	103.1%
Commercial lines	97.0%	96.5%	95.4%
(*)The source of the industry ratios is ©2025 A.M. Best Company’s Review & Preview Reports.

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total net losses to AFG’s insurance operations from current accident year catastrophes were $180 million in 2024, $162 million in 2023 and $88 million in 2022 and are included in the table above.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and through the purchase of reinsurance. In addition to traditional reinsurance, AFG has purchased coverage through a catastrophe bond structure. AFG’s most recent such coverage expired on January 7, 2025 and management expects to place a new catastrophe bond or purchase other reinsurance protection during the second quarter of 2025 that attaches at $275 million. AFG’s net exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years (a “500-year event”) is expected to be approximately 3% of AFG’s Shareholders’ Equity (less than 8% without the catastrophe bond).

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

Commercial Automobile
Coverage for vehicles (such as buses and trucks) in a broad range of businesses, including the moving and storage and transportation industries, alternative risk transfer programs, a specialized physical damage product for the trucking industry and other specialty transportation niches.

Property, Inland Marine and Ocean Marine	Coverage primarily for commercial properties, builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators and dealers and excursion vessels.

Specialty Casualty
Excess and Surplus	Liability, umbrella and excess coverage for unique, volatile or hard-to-place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

Executive and Professional Liability	Coverage for directors and officers of businesses and non-profit organizations, errors and omissions, cyber and mergers and acquisitions.

General Liability	Coverage for contractor-related businesses, energy development and production risks and environmental liability risks.

Targeted Programs	Coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, customized solutions for other targeted markets and alternative risk programs using agency captives.

Umbrella and Excess Liability	Coverage in excess of primary layers.

Workers’ Compensation	Coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial
Fidelity and Surety	Fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lease and Loan Services	Coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and lender-placed mortgage property insurance.

Trade Credit	Export and domestic trade credit insurance products for global trade and related financing activities.

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

2024 SPECIALTY PROPERTY AND CASUALTY BY SUB-SEGMENT

NET WRITTEN PREMIUMS
3%
15%
39%
43%
Property and transportation
Specialty casualty
Specialty financial
Other specialty

SPECIALTY GROUP
UNDERWRITING PROFIT (*)
$211
$340
$134
$(59)
$0
$100
$200
$300
$400
(in millions)
Property and transportation
Specialty casualty
Specialty financial
Other specialty

(*)Excludes underwriting profits and losses recorded outside of AFG’s Specialty property and casualty group.

Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Property and transportation	$2,811	$2,551	$2,515
Specialty casualty	3,043	2,944	2,728
Specialty financial	1,045	935	711
Other specialty (*)	240	262	252
	$7,139	$6,692	$6,206
(*)Premiums assumed by AFG’s internal reinsurance program from the operations that make up AFG’s Specialty property and casualty insurance sub-segments.

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2024, 2023 and 2022 is shown below. Approximately 2% of AFG’s direct written premiums in 2024 were derived from non U.S.-based insurers.

	2024	2023	2022		2024	2023	2022
California	12.3%	12.6%	12.7%	Kansas	2.5%	2.5%	2.9%
Florida	8.2%	8.9%	8.2%	Iowa	2.4%	2.5%	2.7%
Texas	7.9%	7.5%	7.0%	Ohio	2.4%	2.1%	2.2%
New York	6.0%	5.8%	5.9%	Missouri	2.3%	2.8%	2.9%
Illinois	5.5%	5.4%	6.2%	Michigan	2.3%	2.3%	2.4%
Georgia	3.6%	3.4%	3.2%	North Carolina	2.1%	2.2%	2.0%
Indiana	2.7%	2.6%	2.7%	Other	34.8%	34.6%	34.5%
New Jersey	2.5%	2.5%	2.3%		100.0%	100.0%	100.0%
Pennsylvania	2.5%	2.3%	2.2%

2024 STATUTORY DIRECT WRITTEN PREMIUMS

■ $500 or more ■ $150-$499 ■ $100-$149 ■ $50-$99 ■ $0-$49
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

Catastrophe Reinsurance AFG has taken steps to limit its exposure to catastrophes (including those resulting from hurricanes, windstorms, tornadoes, floods, hailstorms, earthquakes, explosions, fires and acts of terrorism and civil unrest) through individual risk selection, including minimizing coastal and known fault-line exposures, and purchasing catastrophe reinsurance. In addition, AFG purchases catastrophe reinsurance for its workers’ compensation businesses. Although the cost of catastrophe reinsurance varies depending on exposure and the level of worldwide loss activity, AFG continues to obtain reinsurance coverage in adequate amounts at acceptable rates.

In January 2025, AFG’s property and casualty insurance subsidiaries renewed their catastrophe reinsurance coverages. For AFG’s U.S.-based operations, the Company placed $205 million of coverage in excess of a $70 million per event primary retention in the traditional reinsurance markets.

In addition to traditional reinsurance, AFG has historically purchased coverage through a catastrophe bond structure. AFG’s most recent such coverage expired on January 7, 2025 and management expects to place a new catastrophe bond or purchase other reinsurance protection during the second quarter of 2025 that attaches at $275 million.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 5% and 12% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2024: Everest Reinsurance Company, Hannover Rueck SE, Munich Reinsurance America, Inc., Swiss Reinsurance America Corporation and Transatlantic Reinsurance Company. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2025:

		Reinsurance Coverage			AFG Maximum Loss (b)
	Primary Retention	Coverage Amount	AFG Participation (a)
			%	$
U.S.-based operations:
California Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	6	34	5%	2	8
Other Workers’ Compensation	2	48	3%	1	3
Commercial Umbrella	2	48	13%	6	8
Property — General	10	40	—%	—	10
Property — Catastrophe	70	205	—%	—	70
(a)Includes the participation of AFG’s internal reinsurance program.
(b)Maximum loss per event for claims up to reinsurance coverage limit.

In addition to the coverage shown above, AFG reinsures its multi-peril crop insurance (“MPCI”) business through the Federal Crop Insurance Corporation (“FCIC”) based on the Standard Reinsurance Agreement (“SRA”). AFG can elect the desired retention of risk on a state-by-state, county, crop or plan basis according to the SRA. The SRA also includes an additional fixed percentage quota share cede. AFG typically reinsures 10% to 20% of MPCI gross written premiums with the FCIC. AFG also purchases quota share reinsurance on its crop business in the private market. This quota share provides for a ceding commission to AFG and a profit-sharing provision. During both 2024 and 2023, AFG reinsured 50% of its crop premiums not reinsured by the FCIC in the private market and purchased stop loss protection coverage for the remaining portion of the business. In 2025, AFG expects to continue to reinsure 50% of the premiums not reinsured by the FCIC in the private market.

The balance sheet caption “Recoverables from reinsurers” included approximately $220 million on paid losses and LAE and $4.96 billion on unpaid losses and LAE at December 31, 2024. These amounts are net of allowances of approximately $11 million for expected credit losses on reinsurance recoverables. The collectability of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2024	2023	2022
Reinsurance ceded	$3,394	$2,964	$2,851
Reinsurance ceded, excluding crop	2,021	1,878	1,768
Reinsurance assumed — including involuntary pools and associations (*)	600	347	283
(*)2024 includes $217 million related to the acquisition of CRS as a result of premium written by the previous owner and assumed by AFG during the transition.

Loss and Loss Adjustment Expense Reserves
The consolidated financial statements include the estimated liability for unpaid losses and LAE of AFG’s insurance subsidiaries. This liability represents estimates of the ultimate net cost of all unpaid losses and LAE and is determined by using case-basis evaluations, actuarial projections and management’s judgment. These estimates are subject to the effects of changes in claim amounts and frequency and are periodically reviewed and adjusted as additional information becomes known. In accordance with industry practices, such adjustments are reflected in current year operations. Generally, reserves for reinsurance assumed and involuntary pools and associations are reflected in AFG’s results at the amounts reported by those entities. See Note N — “Insurance — Insurance Reserves” to the financial statements for information on the development of AFG’s liability for unpaid losses and LAE by accident year as well as a progression of the liability on a GAAP basis over the past three years.

A reconciliation of the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) to the liability reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2024 follows (in millions):

Liability reported on a SAP basis, net of $83 million of retroactive reinsurance	$8,840
Reinsurance recoverables, net of allowance	4,957
Other, including reserves of foreign insurers	382
Liability reported on a GAAP basis	$14,179

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

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2024	2023	2022
Reserves at beginning of year, net of reinsurance recoverable	$370	$385	$408
Incurred losses and LAE	—	—	—
Paid losses and LAE	(11)	(15)	(23)
Reserves at end of year, net of reinsurance recoverable	359	370	385
Reinsurance recoverable, net of allowance	135	128	140
Gross reserves at end of year	$494	$498	$525

AFG annually conducts a comprehensive review of its asbestos and environmental reserves. In connection with these reviews, AFG engages with outside counsel and, as appropriate, engineering and consulting firms and specialty actuarial firms.

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2024 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel. The 2024 internal review identified no new trends and recent claims activity was generally consistent with AFG’s expectations resulting from AFG’s in-depth internal reviews in

2023 and 2022 and most recent external study in 2020. As a result, the 2024 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves.

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

AFG believes when employees are engaged and aligned with the Company’s mission and strategy, they deliver higher levels of service to its customers and create better results for its business. AFG strives to attract diverse and exceptional people who can grow within AFG by fostering a workplace culture that inspires and rewards people and by developing a workforce that can help the Company meet its current and future goals.

Attraction and Engagement
As of December 31, 2024, the Company had approximately 8,700 employees (none of which were covered by collective bargaining agreements), including approximately 7,800 employed at Great American Insurance Group.

AFG believes that its strong culture and values, along with the resources, competitive compensation and benefits, training and development and other opportunities afforded its employees, contribute meaningfully to what the Company views as positive retention and recruitment trends over the long-term. The Company’s voluntary turnover rate in 2024 was 7.1%. The Company believes that its overall average employee tenure, which is nearly 10.1 years, and average tenure of almost 20 years for the Company’s approximately 200 most senior leaders, evidences the Company’s relative success in growing careers.

To help inform management on employees’ views and perspectives on key matters, AFG generally conducts an employee engagement survey (“Employee Survey”) on a biennial basis. The Employee Survey enables each participant to provide anonymous feedback in response to questions on a broad scope of issues, including culture, engagement, development, benefits, resources and other issues that AFG believes are important measures of long-term employee satisfaction. With the benefit of this direct feedback, management can assess employees’ perspectives on salient issues, thereby informing management’s decisions on which practices should remain unchanged and which should be considered for potential enhancement or revision. AFG’s most recent Employee Survey was conducted in 2024. Employee participation was high, with 92% of the Company’s employees completing the survey. Management was encouraged by this strong engagement and by what management viewed as positive overall results, which on the whole reaffirmed management’s belief that employees appreciate the Company’s culture and the opportunities available to them and understand their link to AFG’s strategy and business. By way of example, some of the Employee Survey results included the following:

•94% of employees agreed that “the organization provides high quality products and services”;
•94% of employees agreed that “I understand how my job contributes to the organization’s strategy and goals”;
•95% of employees agreed that “I understand the results expected of me in my job”; and
•93% of employees agreed that “I am treated with respect as an individual”.

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

Compensation and Benefits   AFG provides a competitive benefits package that includes an extensive wellness program and paid time away from work for employees to maintain a healthy work-life balance. AFG offers onsite fitness centers at many of its locations, financial incentives for taking care of one’s physical and emotional health and health management programs to increase employees’ engagement with their healthcare providers. AFG also provides six weeks of paid parental leave for employees to care for and bond with their newborn or newly adopted child.

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

Safety and Security   AFG prioritizes workplace safety and is dedicated to minimizing employees’ risk of accident or injury. AFG’s obligations and procedures are outlined in its Workplace Safety and Security Policy along with its Safety and Accident Reporting Policy. AFG is firmly committed to and maintains a policy of providing a work environment free from harassment of any kind, including sexual harassment. This includes intentional and unintentional harassment based on any legally protected classification under applicable federal, state or local law.

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

Board and Committee Oversight   Our Board of Directors or its Committees discuss with our Co-CEOs and other senior management members, including directly with the Chief Administrative Officer and Chief Human Resources Officer, a range of human capital management issues, including succession planning and development, compensation, benefits, labor trends, including recruitment and retention, engagement and employee feedback.

Investment Portfolio

AFG’s in-house team of investment professionals have followed a consistent strategy over many years and changing economic conditions. Management believes that AFG’s investment expertise has been the driver of strong investment results and effective portfolio risk management over many years.

The following chart shows the allocation of AFG’s $15.85 billion investment portfolio at December 31, 2024:

Investment Portfolio

For additional information on AFG’s investments, see Note E — “Investments” to the financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments.” AFG’s earned yield (investment income divided by average invested assets) on fixed maturities was 5.0% for 2024, 4.7% for 2023 and 3.5% for 2022.

The table below compares the total return, which includes changes in fair value, on AFG’s fixed maturities to a comparable public index. While there is no directly comparable index to AFG’s portfolio, shown below is a widely used benchmark in the financial services industry.

	2024	2023	2022
Total return on AFG’s fixed maturities	6.2%	7.2%	(4.4%)
Barclays Capital U.S. Universal Bond Index	2.0%	6.2%	(13.0%)

The following table shows AFG’s available for sale fixed maturity investments by Standard & Poor’s Corporation or comparable rating as of December 31, 2024 (dollars in millions).

	Amortized Cost, net (*)	Fair Value
		Amount	%
S&P or comparable rating
AAA, AA, A	$7,528	$7,294	70%
BBB	2,565	2,537	24%
Total investment grade	10,093	9,831	94%
BB	175	176	2%
B	38	37	—%
CCC, CC, C	43	45	1%
D	12	12	—%
Total non-investment grade	268	270	3%
Not rated	292	297	3%
Total	$10,653	$10,398	100%
(*)Amortized cost, net of allowance for expected credit losses.

At December 31, 2024, 96% (based on statutory carrying value of $10.46 billion) of AFG’s fixed maturity investments held by its insurance companies had a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2 (the highest of the six designations) based not only on the probability of loss but also on the severity of loss.

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

U.S. Regulation

Holding Company Statutes   AFG is subject to state statutes governing insurance holding company systems. Typically, those statutes require that AFG periodically file information with the appropriate state insurance commissioner, including information concerning capital structure, ownership, financial condition, dividend payments and other certain transactions with affiliates and general business operations.

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

Dividends   The laws of the domiciliary states of AFG’s U.S. insurance subsidiaries govern the amount of dividends that may be paid to its shareholders in any twelve-month period, generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2025 from its insurance subsidiaries without seeking prior regulatory approval is approximately $1.00 billion.

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

Federal Regulation

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal legislation and administrative rules adopted apply to AFG’s business. For instance, privacy laws, such as the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, affect AFG’s day-to-day operations. AFG is also subject to other federal laws, such as the Terrorism Risk Insurance Act, the Nonadmitted and Reinsurance Reform Act, the U.S. Foreign Corrupt Practices Act and the rules and regulations of the Office of Foreign Assets Control.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, particularly information under “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are the material factors affecting AFG’s business. Any one of these factors, or multiple factors in combination, could cause AFG’s actual results to vary materially from recent results or from anticipated future results. Additional risks and uncertainties not currently known to AFG or that AFG currently deems to be immaterial also may materially adversely affect AFG’s business, financial condition or results of operations.

RISKS RELATING TO AFG’S INSURANCE OPERATIONS, DISTRIBUTION AND PRODUCTS
AFG’s results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics, severe weather conditions or climate change.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, earthquakes, explosions and fire, and by other events, such as war, terrorist attacks and civil unrest, as well as pandemics and other similar outbreaks in many parts of the world. These events may have a material adverse effect on AFG’s workforce and business operations as well as the workforce and operations of AFG’s customers and independent agents.

The extent of gross losses for AFG’s insurance operations from a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. AFG purchases catastrophe reinsurance to mitigate the impact of catastrophe losses. Reinsurance is subject to the adequacy and counterparty reinsurance risks described below under “The inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect AFG’s results of operations.” A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, have added to the unpredictability, frequency and severity of weather-related catastrophes and other losses, such as wildfires or flooding, incurred by the industry in recent years. For example, in September 2024, Hurricane Helene caused significant damage in non-coastal areas, where such impacts may not have historically been expected. Changing weather patterns also make it more difficult for AFG to predict and model catastrophic events, reducing AFG’s ability to accurately price its exposure to such events and mitigate its risks. In addition, claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, such as from lower severity convective storms, could expose AFG to large losses, cause substantial volatility in its results of operations and could have a material adverse effect on its ability to write new business if AFG is not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. In addition, any increase in the frequency or severity of catastrophic events may result in losses exceeding AFG’s reinsurance protection or may result in substantial volatility in or materially impact AFG’s results of operations or financial condition.

Volatility in crop prices or yields, as a result of weather conditions or other events, could adversely impact AFG’s results of operations.
Weather conditions, including too much moisture (flooding or excessive rain), not enough moisture (droughts), and the level of crop yields and prices in the commodities market heavily impact AFG’s crop insurance business. These factors are inherently unpredictable and could result in significant volatility in the results of the crop insurance business from one year to the next. AFG’s crop results could also be negatively impacted by pests and plant disease. In addition, government policies, action, or regulation, whether by the United States or foreign governments, could directly or indirectly impact commodity prices. A large decline in the commodity prices of one or more of the major crops that AFG insures could have a material adverse effect on AFG’s results of operations or financial condition.

AFG’s results of operations and revenues may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
The results of operations of companies in the property and casualty insurance industry historically have been subject to fluctuations and uncertainties from many factors, including competitive pressures, rising loss costs and changes in the level of reinsurance pricing and capacity, among others. Such factors often cause cyclical changes in the insurance industry with effects that are not uniform among product lines. The demand for property and casualty insurance, both admitted and excess and surplus lines, can vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases, causing AFG’s revenues to fluctuate. As a result, AFG’s premium levels, renewal rates, expense ratio and other items could be materially adversely impacted. These factors could produce results that would have a negative impact on AFG’s results of operations and financial condition.

AFG’s success will depend on its ability to maintain and enhance effective operating procedures and manage risks on an enterprise-wide basis.
Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or other internal or external events. AFG continues to enhance its operating procedures and internal controls to effectively support its business and its regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. AFG must submit an Own Risk and Solvency Assessment Summary Report (“ORSA”) at least annually to its lead state insurance regulator. The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.

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
AFG has substantial exposure to unexpected losses resulting from war, acts of terrorism, political unrest and geopolitical instability in many regions of the world. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. On December 20, 2019, the President of the United States signed the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIP"), extending the program through December 31, 2027. Although TRIP provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations, which could ultimately leave AFG subject to material adverse financial impacts. AFG cannot predict or eliminate its exposure to events of war, terrorism, political unrest or geopolitical uncertainty, and to the extent that losses from such events occur, AFG’s financial condition and results of operations could be materially adversely affected.

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
Liabilities for unpaid losses and loss adjustment expenses (“LAE”) do not represent an exact calculation of liability but instead represent management estimates of what the ultimate settlement and administration of claims will cost, supported by actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid losses and LAE reserves involves a high degree of judgment and is subject to numerous internal and external factors. Variability is introduced by changes in claims handling procedures, the impact of general and wage inflation (including impacts on medical costs and property and transportation vehicle parts and values) on loss cost trends, increasing litigation and erosion of causation and coverage defenses for insurance claims, legislative actions, evolving mass tort issues and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for unpaid losses and LAE is difficult to estimate. Unpaid losses and LAE reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of an occurrence date for a claim and lags in the time between damage, loss or injury and when a claim is actually reported to the insurer. In addition, the historic development of AFG’s liability for unpaid losses and LAE may not necessarily reflect future trends in the development of these amounts. To the extent that reserves are inadequate and are strengthened, AFG’s profitability would be adversely affected because the amount of any such increase would be treated as a charge to earnings in the period in which the deficiency is recognized.

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
AFG has current exposures and may in the future have additional exposures arising from its insurance operations and former railroad and manufacturing operations, including those relating to asbestos and environmental matters (“A&E”), as well as other potentially harmful products or substances, such as per- and polyfluoroalkyl substances (“PFAS”), talc and opioids, or cumulative trauma (e.g. concussion/abuse). Establishing A&E liabilities is subject to uncertainties that are significantly greater than those presented by other types of liabilities. Uncertainties include the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays, the risks inherent in complex litigation and difficulty in properly allocating liability for the asbestos or environmental damage. As a result, A&E liabilities are subject to revision as new information becomes available and as claims are made and develop. Claimants continue to assert new and novel theories of recovery and make efforts to expand the right to sue, judicial interpretations continue to evolve, and from time to time, there may be unfavorable changes to state and federal legislation regarding mass tort claim liability and claims administration. In addition, third party funding of litigation has continued to grow, which may increase the number of claims and result in higher jury awards and settlements. If AFG has not established adequate reserves to cover future claims, AFG’s results of operations and financial condition could be materially adversely affected.

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

AFG’s investment portfolio is highly concentrated in fixed maturity investments that are sensitive to changes in interest rates. Changes in interest rates may materially adversely affect the performance of some of AFG’s investments, including by materially reducing the fair value of and net investment income from fixed maturities and increasing unrealized losses in AFG’s investment portfolio. AFG’s fixed maturity portfolio is also subject to credit risk as certain investments may default or become impaired due to deterioration in the financial condition of issuers of those investments. In addition to the risks applicable to the entire fixed maturity investment portfolio, changes in interest rates can expose AFG to prepayment risks on its mortgage-backed securities. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid down more quickly, which may require AFG to reinvest the proceeds at lower interest rates.

General economic, financial market and political conditions and conditions in the markets in which AFG operates may materially adversely affect its investment portfolio, results of operations, financial condition and stock price.
General economic, financial market and political conditions and conditions in the markets in which AFG operates could have a material adverse effect on its results of operations and financial condition. Limited availability of credit, deteriorations of the domestic or global equity, debt, mortgage and real estate markets; declines in consumer confidence and consumer spending; increases in prices or in the rate of inflation; periods of high unemployment; persistently low or rapidly increasing interest rates; disruptive actions or policies by the U.S. or foreign governments; disruptive geopolitical events and other events outside of AFG’s control, such as a major epidemic or another pandemic, could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the value of AFG’s investment portfolio and the market for its stock.

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

AFG has also invested, and intends to continue to invest in, limited partnerships and other entities that AFG does not control. AFG does not have management or operational control over the investees, which may limit AFG’s ability to take actions that could protect or increase the value of the investment. In addition, these investments may be illiquid due to contractual provisions, and AFG may be unable to obtain liquidity through distributions from these investments in a timely manner or on favorable terms.

Alternative or “other” investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to the insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and negatively impact AFG’s liquidity.

AFG’s access to capital may be limited or may not be available on favorable terms.
AFG’s future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of the investment portfolio, the ability to write new business successfully and the ability to establish premium rates and loss reserves at levels sufficient to cover losses. Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. While AFG can borrow up to $450 million under its revolving credit facility, AFG’s access to funds through its credit facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under the credit facility or any other parent company short-term borrowing arrangements during

2024. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.

RISKS RELATED TO TECHNOLOGY, DATA SECURITY AND PRIVACY
AFG or third parties may experience difficulties with technology or data security, which could have an adverse effect on AFG’s business or reputation.
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

Businesses in the United States and in other countries have increasingly become the targets of “cyber-attacks,” “ransomware,” “phishing,” “hacking” or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts, and can cause negative publicity and extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. The sophistication of cybersecurity threats, including through the use of AI, continues to increase and proliferate. Like others in the insurance industry, AFG experiences cyber-attacks and other attempts to gain unauthorized access to its systems on a regular basis and anticipates continuing to be subject to such attempts. AFG’s administrative and technical controls as well as other preventative actions used to reduce the risk of cyber incidents and protect AFG’s information may be insufficient to detect or prevent future unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to AFG’s computer systems or those of third parties with whom AFG does business. Third parties with which AFG conducts business have also experienced, and may experience in the future, similar illegal or unauthorized intrusions into their computer systems and networks, which could adversely affect AFG’s ability to conduct business, its results of operations and reputation, in addition to exposing it to legal liability or regulatory action.

AFG has outsourced certain technology and business process functions to third parties over which it has no control and may continue to do so in the future. Outsourcing of certain technology and business process functions to third parties may expose AFG to increased risk related to data security or service disruptions. If AFG does not effectively develop, implement and monitor these relationships, third-party providers do not perform as anticipated, technological or other problems are incurred, or outsourcing relationships relevant to AFG’s business process functions are terminated or interrupted, AFG may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business.

The increased risks identified above could expose AFG to data loss, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of AFG’s computer systems. The compromise of personal, confidential or proprietary information could also subject AFG to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, Canada, the EU or other jurisdictions or by various regulatory organizations or exchanges. As a result, AFG’s ability to conduct business and its results of operations might be materially and adversely affected.

Any failure to appropriately collect, administer and protect consumer information could adversely affect AFG’s reputation, subject AFG to fines, claims and penalties, and have a material adverse effect on AFG’s business, financial condition and results of operations.
AFG and its business partners collect and store sensitive data in the ordinary course of AFG’s and their business, including personal identification information of our and their employees and customers, vendors, investors and other third parties and may include health information. Laws and regulations in this area are evolving at an international, national and state level and are generally becoming more rigorous, including through the adoption of more stringent subject matter-specific laws, such as the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), the New York Department of Financial Services’ Cybersecurity Regulation and Ohio’s insurance data security law, which regulate the collection and use of data and security and data breach obligations. The use of AI by AFG or its business partners may also result in potential breaches of existing or future laws or regulations related to privacy or data security. If any disruption or security breach results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others, it could damage AFG’s reputation, affect its relationships with customers, clients, business partners and regulators, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

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
AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. As of December 31, 2024, AFG has $5.18 billion of recoverables from reinsurers on its balance sheet. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions.

REGULATORY AND LEGAL RISKS
AFG may suffer losses from litigation, including from effects of emerging claim and coverage issues which could materially and adversely affect AFG’s financial condition and business operations.
AFG is involved in routine legal proceedings incidental to its insurance operations and litigation related to asbestos and environmental claims from its historical operations. Litigation by nature is unpredictable, and the outcome of any case is uncertain and could result in liabilities that vary from the amounts AFG has currently recorded. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause AFG’s ultimate liabilities to change from current expectations. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect AFG’s business, including by extending coverage beyond contractual terms, underwriting intent or by increasing the number, size or types of claims as a result of, among other things, plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling and other practices; increased claims due to third party funding of litigation; and social inflation and legal system abuse influencing trends like more frequent claims, judgments that are unfavorable for insurers and an increase in “nuclear verdicts” leading to higher jury awards. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment, including in connection with asbestos and environmental claims. In addition, potential exposure to losses related to PFAS, whether through AFG’s insurance operations or its former railroad and manufacturing operations, are inherently difficult to forecast or estimate, as many factors could influence potential liability for any such losses. These factors may include developments in PFAS-related litigation, including the establishment or expansion of theories of causation and liability; new or enhanced rules, regulations and enforcement actions by the U.S. federal government and its agencies, including the Environmental Protection Agency, as well as state governments and agencies; and medical or research findings pertaining to actual or potential harm or illness to human health resulting from PFAS. New technology, including AI, could also create unforeseen exposures or coverage issues under policies written by AFG, as well as increase and aggravate claims fraud and cybercrime. AFG’s business, financial condition, results of operations and liquidity could also be adversely affected if judicial, legislative or other anticipated developments cause AFG’s ultimate liabilities to increase from current expectations.

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

While the federal government’s role in regulating insurance companies is currently limited, the Dodd-Frank Act established a Federal Insurance Office within the U.S. Department of Treasury to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. The potential impact on AFG remains unclear, but the implementation of any federal insurance regulations that constrain AFG’s business opportunities or reduce investment flexibility could change the competitive landscape of the financial services sector or the insurance industry, make it more expensive for AFG to conduct its business and otherwise have a material adverse effect on AFG’s financial condition and results of operations.

The Company may be subject to increasing regulation imposing mandatory disclosure of sustainability and climate-related data. For example, in October 2023, California adopted climate-related bills that require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. Compliance with such requirements will require significant effort and resources. AFG is subject to complex and changing laws, regulation and public policy debates relating to climate change which are difficult to predict and quantify and may have an adverse impact on its business. Changes in regulations relating to climate change may result in an increase in the cost of doing business or a decrease in premiums in certain lines of business.

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

Both state and federal regulators in the U.S., as well as regulators in foreign jurisdictions, including the EU (whether under its regulatory framework proposed in April 2021 or otherwise), have enacted and will continue to evaluate and assess potential laws and regulations to limit and restrict companies’ use of AI, and enact new and expanding bases of liability for businesses utilizing AI. Such laws and regulations may limit or prevent AFG’s development and use of AI applications, or may eliminate or restrict the confidentiality of our proprietary technology, which could adversely affect AFG’s business, operations and financial results, including by reducing the utility of AFG’s products, increasing AFG’s costs and exposing AFG to litigation or other liabilities.

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
Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income and imposed a 1% excise tax on corporate stock repurchases. Many of the key individual tax provisions from the 2017 Tax Cuts and Jobs Act are set to expire on December 31, 2025. Legislation to extend or modify the provisions is expected to be addressed by the U.S. Congress in 2025 and such legislation could include provisions that impact the taxation of corporations on their domestic and foreign income. Any changes in federal income tax laws could adversely affect the federal income taxation of AFG’s ongoing operations and have a material adverse impact on its financial condition and results of operations.

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
As of December 31, 2024, Carl H. Lindner III and S. Craig Lindner (each of whom are Co-Chief Executive Officers and Directors of AFG) and members of their respective families, directly or indirectly through trusts or other entities, together with employees of the Company, collectively owned approximately 24% of AFG’s outstanding Common Stock. As a result, the Lindner family and AFG’s employees have the ability to exercise significant influence over AFG and over matters requiring shareholder approval. Such influence could prevent an acquisition of AFG at a price and upon terms that other shareholders may find attractive.

AFG’s business and operations may be negatively impacted by its and its business partners’ failure to recruit and retain key employees.
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
The price of AFG Common Stock, which is listed on the NYSE, constantly changes. AFG’s Common Stock price could materially fluctuate or decrease in response to a number of events or factors discussed in this section in addition to other events or factors, including quarterly variations in AFG’s operating results; operating and stock price performance of comparable companies; and negative publicity relating to AFG or its competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price or volume of AFG Common Stock, regardless of AFG’s actual operating performance.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy
AFG recognizes the importance of assessing, identifying and managing material risks associated with cybersecurity threats as defined by the Securities and Exchange Commission. Like all businesses, AFG is a target for “cyber-attacks,” “ransomware,” “phishing,” “hacking” and similar illegal or unauthorized intrusions into computer systems and networks. Such events can result in significant disruptions to information technology systems, the theft of information and financial assets and reputational harm. AFG could also incur significant expenses associated with investigating and remediating any such event.

As discussed below, AFG’s enterprise risk management (“ERM”) process considers cybersecurity threat risks alongside other company risks as part of the overall risk assessment process.

AFG has adopted the National Institute of Standards and Technology (“NIST”) Cybersecurity framework which provides a comprehensive method for developing a flexible, repeatable, performance-based and cost-effective approach to identifying and managing cybersecurity risks. The Company uses the framework to assess and improve its security posture.

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

AFG continues to integrate assessing cybersecurity threat risks associated with its use of third-party service providers, generally at the initial engagement or renewal of the relationship. When conducting these assessments, AFG’s Enterprise Information Security Group (“EISG”) considers the risk profile of the vendor or supplier, assesses security controls with the third parties and engages in contractual review to ensure appropriate security controls are in place.

AFG describes whether and how risks from identified cybersecurity threats are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition in its risk factor disclosures in Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference in this Item 1C.

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

AFG has designed its ERM program to reinforce the way the Company operates its business and reflects its culture, organizational structure and risks. The AFG Enterprise Risk Committee (“ERC”), consisting of AFG’s Chief Administrative Officer and Chief Human Resources Officer, AFG’s Chief Financial Officer, AFG’s General Counsel and Great American’s President, oversees the ERM process including risk identification, risk impact and mitigation strategies. Each member of the ERC directly reports to AFG’s Co-CEOs. On a day-to-day basis, the Company’s ERM process is overseen by an AFG Enterprise Risk Officer, who regularly meets with senior leaders, including the CISO, representing key areas throughout the organization. Cybersecurity risk has been identified as a significant risk monitored under the ERM program. In addition, Ms. Murray, one of AFG’s independent Directors, completed the National Association of Corporate Directors’ Cyber-Risk Oversight Program and received the CERT Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University.

AFG has also adopted a Security Incident Response Plan (“SIRP”) that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. The AFG CISO leads and facilitates the SIRP team, which also includes AFG’s Chief Administrative Officer and Chief Human Resources Officer, AFG’s Chief Financial Officer, AFG’s Chief Information Officer, AFG’s General Counsel and Great American’s President and its General Counsel.

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

AFG’s cybersecurity program is directed by its EISG leadership team that is headed by the AFG CISO and three divisional officers who report to the CISO. This leadership group has collectively over 70 years of cybersecurity work experience, over 90 years of Information Technology (“IT”) experience and over 20 years of IT audit experience. This experience involved various roles related to managing information security; developing cybersecurity strategy; implementing and monitoring effective cybersecurity controls and penetration testing. These individuals hold many industry-standard certifications including but not limited to Certified Information Systems Security Professional, Information Systems Security Management Professional, G2700 certification, GIAC Security Leadership Certification, Certified in Risk and Information Systems Control®, Certified Information Security Manager, ITL certification and others. The CISO also holds a master’s degree in information security. All members of this leadership team are active in their local cybersecurity communities and national conferences. They speak at local universities, local conferences, national conferences, and have conducted training sessions at international conferences like Black Hat, an internationally recognized cybersecurity event series providing the most technical and relevant information security research. Their work has also been used in various best practice case studies by industry leading consulting and research firms.

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

AFG’s insurance company subsidiaries and its 100%-owned subsidiary, APU Consolidated, Inc. (including its subsidiaries, “APU”), are parties to litigation and receive claims alleging injuries and damages from asbestos, environmental and other substances and workplace hazards and have established loss accruals for such potential liabilities. None of such litigation or claims is individually material to AFG; however, the ultimate loss for these claims may vary materially from amounts currently recorded as the conditions surrounding resolution of these claims continue to change.

APU is a party or named as a potentially responsible party in a number of proceedings and claims by regulatory agencies and private parties under various environmental protection laws, including the Comprehensive Environmental Response, Compensation and Liability Act, seeking to impose responsibility on APU for hazardous waste or discharge remediation costs at certain railroad sites formerly owned by its predecessor, Penn Central Transportation Company (“PCTC”), and at certain other sites where hazardous waste or discharge allegedly generated by PCTC’s railroad operations and APU’s former manufacturing operations is present. It is difficult to estimate APU’s liability for remediation costs at these sites for a number of reasons, including the number and financial resources of other potentially responsible parties involved at a given site, the varying availability of evidence by which to allocate responsibility among such parties, the wide range of costs for possible remediation alternatives, changing technology and the period of time over which these matters develop. Nevertheless, APU believes that its accruals for potential environmental liabilities are adequate to cover the probable amount of such liabilities, based on APU’s estimates of remediation costs and related expenses and its estimates of the portions of such costs that will be borne by other parties. Such estimates are based on information currently available to APU and are subject to future change as additional information becomes available.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 4,300 shareholders of record of AFG Common Stock at February 1, 2025.

Issuer Purchases of Equity Securities
AFG did not repurchase any shares of its Common Stock during 2024. As of December 31, 2024, there are 5,729,010 remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

AFG acquired 53,362 shares of its Common Stock (at an average of $126.33 per share) in the first nine months of 2024, 150 shares (at an average of $133.14 per share) in October 2024 and 61 shares (at $136.62 per share) in December 2024 in connection with its stock incentive plans.

Stock Performance Graph
The following graph compares the performance of AFG Common Stock during the five year period from December 31, 2019 through December 31, 2024 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”) and (ii) the S&P 500 Property & Casualty Insurance Index. The graph assumes that an initial investment of $100 was made on December 31, 2019 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

5-Year Cumulative Total Shareholder Return (a)
$225
$200
$175
$150
$125
$100
$75
2019
2020
2021
2022
2023
2024
AFG
S&P 500 Index
S&P 500 P&C Index

	As of December 31,
	2019	2020	2021	2022	2023	2024
AFG	$100	$84	$163	$181	$168	$207
S&P 500 Index	100	118	152	125	157	197
S&P 500 P&C Index (b)	100	106	125	149	164	222
(a)Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.
(b)The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2024 (weighted by market capitalization): The Allstate Corporation, Arch Capital Group Ltd., Assurant, Inc., Chubb Limited, Cincinnati Financial Corporation, Erie Indemnity Company, The Hartford Financial Services Group, Inc., Loews Corporation, The Progressive Corporation, The Travelers Companies, Inc. and W.R. Berkley Corporation.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Objective	30	Results of Operations	47
Overview	30	General	47
Critical Accounting Policies	31	Results of Operations — Fourth Quarter	49
Liquidity and Capital Resources	31	Segmented Statement of Earnings	49
Ratios	31	Property and Casualty Insurance	50
Condensed Consolidated Cash Flows	32	Holding Company, Other and Unallocated	59
Parent and Subsidiary Liquidity	33	Results of Operations — Full Year	62
Condensed Parent Only Cash Flows	34	Segmented Statement of Earnings	62
Off-Balance Sheet Arrangements	35	Property and Casualty Insurance	64
Investments	35	Holding Company, Other and Unallocated	74
Uncertainties	38	Recent Accounting Standards	77
Managed Investment Entities	44

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

AFG reported net earnings of $255 million ($3.03 per share, diluted) for the fourth quarter of 2024 compared to $263 million ($3.13 per share, diluted) in the fourth quarter of 2023. Higher net investment income was more than offset by net realized losses on securities in the fourth quarter of 2024 compared to net realized gains on securities in the fourth quarter of 2023 and lower underwriting profit.

Full year 2024 net earnings were $887 million ($10.57 per share, diluted) compared to $852 million ($10.05 per share, diluted) in 2023. The year-over-year increase was due primarily to the impact on net investment income of higher yields on fixed maturity investments coupled with the impact of net realized losses on securities in 2023. These items were partially offset by lower net investment income from AFG’s alternative investment portfolio and lower underwriting profit.

Outlook
Management expects continued premium growth and strong underwriting results in the ongoing generally favorable property and casualty insurance market. In addition, management anticipates the deployment of cash during the elevated interest rate environment (since early 2022) will continue to have a positive impact on investment income on fixed maturity investments in 2025.

AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Economic inflation, social inflation and other economic conditions may impact premium levels, loss cost trends and investment returns. For a more comprehensive list of risks, see “Item 1A — Risk Factors.”

Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to anticipated and unanticipated challenges. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any near-term debt maturities.

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

See “Liquidity and Capital Resources — Uncertainties” for a discussion of insurance reserves, recoverables from reinsurers and contingencies related to APU Consolidated’s former operations and “Liquidity and Capital Resources — Investments” for a discussion of the allowance for credit losses (impairments) on investments.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions). Management intends to maintain the ratio of debt to capital at or below 30% and intends to maintain the capital of its significant insurance subsidiaries at or above levels currently indicated by rating agencies as appropriate for the current ratings.

	December 31,
	2024	2023
Principal amount of long-term debt	$1,498	$1,498
Total capital	6,204	6,075
Ratio of debt to total capital:
Including subordinated debt	24.1%	24.7%
Excluding subordinated debt	13.3%	13.5%

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

The NAIC’s model law for risk-based capital (“RBC”) applies to property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2024, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,152	$1,970	$1,153
Net cash provided by (used in) investing activities	95	414	(1,051)
Net cash used in financing activities	(1,066)	(2,031)	(1,361)
Net change in cash and cash equivalents	$181	$353	$(1,259)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of property and casualty premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $80 million in 2024, increased cash flows from operating activities by $305 million in 2023 and reduced cash flows from operating activities by $183 million in 2022, resulting in a $385 million decrease in cash flows from operating activities in 2024 compared to 2023 and a $488 million increase in cash flows from operating activities in 2023 compared to 2022. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.23 billion, $1.67 billion and $1.34 billion in 2024, 2023 and 2022, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $377 million source of cash in 2024 compared to $762 million in 2023, resulting in a $385 million decrease in net cash provided by investing activities in 2024 compared to 2023. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Investing activities for 2024 include the fourth quarter acquisitions of an insurance agency and a consulting business for $9 million in cash. Investing activities for 2023 include the July 2023 acquisition of Crop Risk Services (“CRS”) for $234 million in cash. Excluding these acquisitions and the activity of the managed investment entities, investing activities resulted in uses of cash of $273 million in 2024 and $114 million in 2023.

Net cash provided by investing activities was $414 million in 2023 compared to net cash used by investing activities of $1.05 billion in 2022, an increase in cash provided by investing activities of $1.47 billion. Net investment activity in the managed investment entities was a $762 million source of cash in 2023 compared to a $180 million use of cash in 2022, resulting in a $942 million increase in net cash provided by investing activities in 2023 compared to 2022. Excluding the acquisition of CRS in 2023 and the activity of the managed investment entities, investing activities resulted in uses of cash of $114 million in 2023 and $871 million in 2022, reflecting the opportunistic investment of cash on hand in the property and casualty operations during the rising interest rate environment in 2022.

Net Cash Used In Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $1.07 billion in 2024 compared to $2.03 billion in 2023, a decrease of $965 million. AFG paid cash dividends totaling $788 million in 2024 compared to $684 million in 2023, resulting in a $104 million increase in net cash used in financing activities in 2024 compared to 2023. There were no debt retirements in 2024 compared to $21 million in debt retirements in 2023. In 2024, AFG did not repurchase any of its Common Stock compared to repurchases of $213 million in 2023. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $295 million in 2024 compared to $1.13 billion in 2023, resulting in an $833 million decrease in net cash used in financing activities in 2024 compared to 2023. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

AFG’s operations continue to generate significant excess capital for future returns of capital to shareholders in the form of regular and special cash dividends and through opportunistic share repurchases or to be deployed into its property and casualty businesses as management identifies the potential for profitable organic growth, and opportunities to expand through acquisitions of established businesses or start-ups that meet target return thresholds.

During 2024, AFG paid special cash dividends totaling $545 million ($2.50 per share in February and $4.00 per share in November).

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

At December 31, 2024, AFG (parent) held approximately $389 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2024 or 2023.

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

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2024, AFG’s insurance companies owned equity securities with a fair value of $751 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

Property and casualty reserves for unpaid losses and loss adjustment expenses were $14.18 billion at December 31, 2024 and include case reserves and claims incurred but not reported (“IBNR”). The ultimate amount to be paid to settle reserves is an estimate, subject to significant uncertainty. Actual payments to settle claims cannot be determined until a settlement is reached with the claimant. Final claim settlements may vary significantly from estimated amounts. See “Uncertainties — Property and Casualty Insurance Reserves” below. The timing of future payments for the next twelve months and beyond could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and underwriting expenses. In addition, these subsidiaries have sufficient capital to meet commitments in the event of unforeseen reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Management believes that the capital levels in AFG’s insurance subsidiaries are adequate to maintain its business and rating agency ratings. Nonetheless, changes in statutory accounting rules, changes in rating agency measures, significant declines in the fair value of the insurance subsidiaries’ investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Condensed Parent Only Cash Flows
AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$712	$719	$327
Net cash provided by investing activities	72	225	992
Net cash used in financing activities	(769)	(901)	(1,683)
Net change in cash and cash equivalents	$15	$43	$(364)

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $712 million in 2024 compared to $719 million in 2023 and $327 million in 2022. The $7 million decrease in net cash provided by operating activities in 2024 as compared to 2023 and the $392 million increase in net cash provided by operating activities in 2023 as compared to 2022 were due primarily to higher cash dividends received from subsidiaries in 2023 compared to the other periods.

Parent Net Cash Provided by Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and parent company investment activity. Parent holding company net cash provided by investing activities was $72 million in 2024, $225 million in 2023 and $992 million in 2022. The $153 million decrease in net cash provided by investing activities in 2024 as compared to 2023 was due primarily to lower balances of invested assets. The $767 million decrease in net cash provided by investing activities in 2023 as compared to 2022 was due to the increase in capital contributions to subsidiaries to fund the purchase of CRS in July 2023 and lower balances of invested assets.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of the issuance and retirement of long-term debt, repurchases of AFG Common Stock, dividends to shareholders, and, to a lesser extent, proceeds from employee stock option exercises. Significant long-term debt and common stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $769 million in 2024 compared to $901 million in 2023 and $1.68 billion in 2022. The $132 million decrease in net cash used in financing activities in 2024 as compared to 2023 reflects no repurchases of common stock in 2024 compared to repurchases of common stock of $213 million in 2023, partially offset by higher dividends paid to shareholders (due primarily to special dividends of $6.50 per share in 2024 compared to special dividends of $5.50 per share in 2023). The $782 million decrease in net cash used in financing activities in 2023 as compared to 2022 reflects lower dividends paid to shareholders (due primarily to special dividends of $5.50 per share in 2023 compared to special dividends of $12.00 per share in 2022) and lower net retirements of long-term debt in 2023 compared to 2022.

Off-Balance Sheet Arrangements
See Note O — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments
AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2024, contained $10.40 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $76 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $522 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $229 million in equity securities carried at fair value with holding gains and losses included in net investment income. AFG’s investment portfolio also includes $2.28 billion in investments accounted for using the equity method (limited partnerships and similar investments). Under the equity method, AFG records its share of the earnings or losses of the investee based on when it is reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is included in net investment income and is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements.

Unrealized gains and losses on AFG’s fixed maturity securities are included in shareholders’ equity after adjustments for deferred income taxes.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2024, the average life of AFG’s fixed maturities was about 4.2 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 88% was priced using pricing services at December 31, 2024 and 4% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note D — “Fair Value Measurements” to the financial statements.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at December 31, 2024 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,474
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(314)

Approximately 94% of the fixed maturities held by AFG at December 31, 2024, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 3% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

AFG has approximately $75 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $450 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2024, is shown in the following table (dollars in millions). Approximately $345 million of available for sale fixed maturity securities had no unrealized gains or losses at December 31, 2024.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,119	$5,934
Amortized cost of securities, net of allowance for expected credit losses	$4,021	$6,287
Gross unrealized gain (loss)	$98	$(353)
Fair value as % of amortized cost	102%	94%
Number of security positions	750	1,340
Number individually exceeding $2 million gain or loss	1	35
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$22	$(154)
Other asset-backed securities	19	(69)
Banking	10	(13)
Collateralized loan obligations	10	(12)
Asset managers	8	(15)
States and municipalities	3	(49)
Percentage rated investment grade	94%	97%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2024, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	1%	7%
After one year through five years	26%	25%
After five years through ten years	15%	11%
After ten years	1%	3%
	43%	46%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	42%	30%
Mortgage-backed securities (average life of approximately 6 years)	15%	24%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2024
Securities with unrealized gains:
Exceeding $500,000 (32 securities)	$520	$29	106%
$500,000 or less (718 securities)	3,599	69	102%
	$4,119	$98	102%
Securities with unrealized losses:
Exceeding $500,000 (158 securities)	$1,857	$(236)	89%
$500,000 or less (1,182 securities)	4,077	(117)	97%
	$5,934	$(353)	94%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2024
Investment grade fixed maturities with losses for:
Less than one year (311 securities)	$1,732	$(22)	99%
One year or longer (861 securities)	4,014	(317)	93%
	$5,746	$(339)	94%
Non-investment grade fixed maturities with losses for:
Less than one year (39 securities)	$46	$(3)	94%
One year or longer (129 securities)	142	(11)	93%
	$188	$(14)	93%

To evaluate fixed maturities for expected credit losses (impairment), management considers the following:

(a)whether the unrealized loss is credit-driven or a result of changes in market interest rates,
(b)the extent to which fair value is less than cost basis,
(c)cash flow projections received from independent sources,
(d)historical operating, balance sheet and cash flow data contained in issuer SEC filings and news releases,
(e)near-term prospects for improvement in the issuer and/or its industry,
(f)third-party research and communications with industry specialists,
(g)financial models and forecasts,
(h)the continuity of interest payments, maintenance of investment grade ratings and hybrid nature of certain investments,
(i)discussions with issuer management, and
(j)ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value.

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2024. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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

The process used to determine the total reserve for liabilities involves estimating the ultimate incurred losses and LAE, adjusted for amounts already paid on the claims. The IBNR reserve is derived by estimating the ultimate unpaid reserve liability and subtracting case reserves for loss and LAE. See Note N — “Insurance — Insurance Reserves” to the financial statements for a discussion of the factors considered and actuarial methods used in determining management’s best estimate of the ultimate liability for unpaid losses and LAE.

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2024 and gross written premiums for the year ended December 31, 2024.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$986	$3,839	$795	$5,620	$1,828
Workers’ compensation	986	1,117	347	2,450	1,359
Other liability — claims made	315	721	444	1,480	806
Commercial auto/truck liability/medical	445	628	154	1,227	777
Special property (fire, allied lines, inland marine, earthquake)	714	235	35	984	2,990
Products liability — occurrence	107	283	180	570	239
Commercial multi-peril	201	134	86	421	470
Other lines	340	511	169	1,020	1,703
Total Statutory	4,094	7,468	2,210	13,772	10,172
Adjustments for GAAP:
Foreign operations	184	173	46	403	370
Deferred gains on retroactive reinsurance	—	9	—	9	—
Loss reserve discounting	(5)	—	—	(5)	—
Other	—	—	—	—	(9)
Total Adjustments for GAAP	179	182	46	407	361
Total GAAP Reserves and Premiums	$4,273	$7,650	$2,256	$14,179	$10,533

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

Effect of 1% Change in Cost Trends
Line of business
Other liability — occurrence	$78
Workers’ compensation	69
Other liability — claims made	30
Commercial auto/truck liability/medical	18

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2024, reserves (net of reinsurance) were to develop at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2024	Effect on Net Earnings (a)(b)
Other liability — occurrence	4.8%	$2,382	$115
Workers’ compensation	(5.7%)	2,080	(118)
Other liability — claims made	(2.2%)	1,024	(23)
Commercial auto/truck liability/medical	2.2%	892	20
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

Other Liability — Occurrence

This long-tail line of business consists of coverages protecting the insured against legal liability resulting from negligence, carelessness, or a failure to act causing property damage or personal injury to others. Some of the important variables affecting estimation of loss reserves for other liability — occurrence include:
•Litigious climate
•Unpredictability of judicial decisions regarding coverage issues
•Magnitude of jury awards
•Outside counsel costs
•Timing of claims reporting

AFG recorded adverse prior year reserve development of $210 million in 2024, $96 million in 2023 and $109 million in 2022 related to its other liability — occurrence coverage due primarily to continued claim severity increases in excess and umbrella liability coverages.

While management applies the actuarial methods discussed in Note N — “Insurance — Insurance Reserves” to the financial statements, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the Bornhuetter-Ferguson method.

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

Approximately 23% and 24% of AFG’s workers’ compensation reserves at December 31, 2024 relate to policies written in Florida and California, respectively.

AFG recorded favorable prior year reserve development of $128 million in 2024, $116 million in 2023 and $189 million in 2022, related to its workers’ compensation coverage due to lower than anticipated medical severity.

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

AFG recorded favorable prior year reserve development of $15 million in 2024, $33 million in 2023 and $24 million in 2022 on its D&O business as claim frequency and severity were less than expected across several prior accident years.

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

AFG recorded adverse prior year reserve development of $36 million in 2024, $29 million in 2023 and $32 million in 2022 for this line of business due to higher than anticipated claim severity.

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

	2024	2023	2022
Before reinsurance (gross)	98.2%	92.8%	90.9%
Effect of reinsurance	(7.0%)	(2.4%)	(3.6%)
Actual (net of reinsurance)	91.2%	90.4%	87.3%

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2024	2023
Asbestos	$197	$202
Environmental	162	168
A&E reserves, net of reinsurance recoverable	359	370
Reinsurance recoverable, net of allowance	135	128
Gross A&E reserves	$494	$498

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

Approximately 48% of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product-oriented claims with only a limited amount of non-products exposures and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures from 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

Management believes that estimating the ultimate liability for asbestos claims presents a unique and difficult challenge to the insurance industry due to, among other things, difficulty in predicting the number of future claims, inconsistent court decisions, an increase in bankruptcy filings as a result of asbestos-related liabilities, unresolved issues such as whether coverage exists, novel theories of coverage, how claims are to be allocated among triggered policies and implicated years, whether claimants who exhibit no signs of illness will be successful in pursuing their claims and judicial interpretations that often expand theories of recovery and broaden the scope of coverage. Environmental claims likewise present challenges in prediction, due to uncertainty regarding the interpretation of insurance policies, complexities regarding multi-party involvements at sites, evolving cleanup standards and protracted time periods required to assess the level of cleanup required at contaminated sites.

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the factors listed above. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net earnings by approximately $28 million.

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

	2024	2023	2022
Number of policyholders with no indemnity payments:
Asbestos	85	107	103
Environmental	159	137	129
	244	244	232
Number of policyholders with indemnity payments:
Asbestos	51	47	45
Environmental	18	23	25
	69	70	70
Total	313	314	302

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including LAE, were as follows (in millions):

	2024	2023	2022
Asbestos	$6	$13	$12
Environmental	5	2	11
Total	$11	$15	$23

The survival ratio is a measure often used by industry analysts to compare A&E reserves’ strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2024, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2023, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2024)	19.4	26.2	22.0
Industry (12/31/2023)	8.7	7.5	8.4

During the third quarter of 2024, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment. AFG annually conducts a comprehensive review of its asbestos and environmental reserves. In connection with these reviews, AFG engages with outside counsel and, as appropriate, engineering and consulting firms and specialty actuarial firms.

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

Contingencies related to Subsidiaries’ Former Operations   The A&E reviews and external study discussed above also encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by APU Consolidated’s predecessor and certain manufacturing operations disposed of by APU Consolidated and its subsidiaries and by Great American Financial Resources, Inc. AFG recorded pretax special non-core A&E charges of $14 million in 2024 and $15 million in 2023 to increase liabilities for those operations as a result of the internal reviews. Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $91 million at December 31, 2024. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2024
Assets:
Cash and investments	$16,026	$—	$(174)	(*)	$15,852
Assets of managed investment entities	—	4,140	—		4,140
Other assets	10,845	—	(1)	(*)	10,844
Total assets	$26,871	$4,140	$(175)		$30,836
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$17,763	$—	$—		$17,763
Liabilities of managed investment entities	—	4,091	(126)	(*)	3,965
Long-term debt and other liabilities	4,642	—	—		4,642
Total liabilities	22,405	4,091	(126)		26,370

Shareholders’ equity:
Common Stock and Capital surplus	1,495	49	(49)		1,495
Retained earnings	3,211	—	—		3,211
Accumulated other comprehensive income (loss), net of tax	(240)	—	—		(240)
Total shareholders’ equity	4,466	49	(49)		4,466
Total liabilities and shareholders’ equity	$26,871	$4,140	$(175)		$30,836

December 31, 2023
Assets:
Cash and investments	$15,438	$—	$(175)	(*)	$15,263
Assets of managed investment entities	—	4,484	—		4,484
Other assets	10,042	—	(2)	(*)	10,040
Total assets	$25,480	$4,484	$(177)		$29,787
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$16,538	$—	$—		$16,538
Liabilities of managed investment entities	—	4,446	(139)	(*)	4,307
Long-term debt and other liabilities	4,684	—	—		4,684
Total liabilities	21,222	4,446	(139)		25,529

Shareholders’ equity:
Common Stock and Capital surplus	1,456	38	(38)		1,456
Retained earnings	3,121	—	—		3,121
Accumulated other comprehensive income (loss), net of tax	(319)	—	—		(319)
Total shareholders’ equity	4,258	38	(38)		4,258
Total liabilities and shareholders’ equity	$25,480	$4,484	$(177)		$29,787
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2024
Revenues:
Net earned premiums	$1,850	$—	$—		$1,850
Net investment income	202	—	(8)	(b)	194
Realized gains (losses) on securities	(10)	—	—		(10)
Income of managed investment entities:
Investment income	—	84	—		84
Gain (loss) on change in fair value of assets/liabilities	—	3	(4)	(b)	(1)
Other income	36	—	(4)	(c)	32
Total revenues	2,078	87	(16)		2,149
Costs and Expenses:
Insurance benefits and expenses	1,661	—	—		1,661
Expenses of managed investment entities	—	87	(16)	(b)(c)	71
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,758	87	(16)		1,829
Earnings before income taxes	320	—	—		320
Provision for income taxes	65	—	—		65
Net earnings	$255	$—	$—		$255

Three months ended December 31, 2023
Revenues:
Net earned premiums	$1,732	$—	$—		$1,732
Net investment income	168	—	(9)	(b)	159
Realized gains (losses) on securities	31	—	—		31
Income of managed investment entities:
Investment income	—	100	—		100
Gain (loss) on change in fair value of assets/liabilities	—	17	(2)	(b)	15
Other income	50	—	(4)	(c)	46
Total revenues	1,981	117	(15)		2,083
Costs and Expenses:
Insurance benefits and expenses	1,549	—	—		1,549
Expenses of managed investment entities	—	117	(15)	(b)(c)	102
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,646	117	(15)		1,748
Earnings before income taxes	335	—	—		335
Provision for income taxes	72	—	—		72
Net earnings	$263	$—	$—		$263
(a)Includes income of $8 million in the fourth quarter of 2024 and $9 million in the fourth quarter of 2023, representing the change in fair value of AFG’s CLO investments and $4 million of income in both the fourth quarter of 2024 and 2023, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $12 million and $11 million in the fourth quarter of 2024 and 2023, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2024
Revenues:
Net earned premiums	$7,036	$—	$—		$7,036
Net investment income	813	—	(33)	(b)	780
Realized gains (losses) on securities	—	—	—		—
Income of managed investment entities:
Investment income	—	380	—		380
Gain (loss) on change in fair value of assets/liabilities	—	12	(8)	(b)	4
Other income	137	—	(13)	(c)	124
Total revenues	7,986	392	(54)		8,324
Costs and Expenses:
Insurance benefits and expenses	6,467	—	—		6,467
Expenses of managed investment entities	—	388	(50)	(b)(c)	338
Interest charges on borrowed money and other expenses	395	—	—		395
Total costs and expenses	6,862	388	(50)		7,200
Earnings before income taxes	1,124	4	(4)		1,124
Provision for income taxes	237	—	—		237
Net earnings	$887	$4	$(4)		$887

Year ended December 31, 2023
Revenues:
Net earned premiums	$6,531	$—	$—		$6,531
Net investment income	769	—	(27)	(b)	742
Realized gains (losses) on:
Securities	(36)	—	—		(36)
Subsidiaries	(4)	—	—		(4)
Income of managed investment entities:
Investment income	—	421	—		421
Gain (loss) on change in fair value of assets/liabilities	—	29	(2)	(b)	27
Other income	162	—	(16)	(c)	146
Total revenues	7,422	450	(45)		7,827
Costs and Expenses:
Insurance benefits and expenses	5,968	—	—		5,968
Expenses of managed investment entities	—	450	(45)	(b)(c)	405
Interest charges on borrowed money and other expenses	381	—	—		381
Total costs and expenses	6,349	450	(45)		6,754
Earnings before income taxes	1,073	—	—		1,073
Provision for income taxes	221	—	—		221
Net earnings	$852	$—	$—		$852
(a)Includes income of $33 million in 2024 and $27 million in 2023, representing the change in fair value of AFG’s CLO investments and $13 million and $16 million of income in 2024 and 2023, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $37 million and $29 million in 2024 and 2023, respectively, in distributions recorded as interest expense by the CLOs.
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
(a)Includes a loss of $10 million representing the change in fair value of AFG’s CLO investments and $17 million of income in CLO management fees earned.
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

	Three months ended December 31,		Year ended December 31,
	2024	2023	2024	2023	2022
Components of net earnings:
Core operating earnings before income taxes	$330	$304	$1,138	$1,127	$1,248
Pretax non-core items:
Realized gains (losses) on securities	(10)	31	—	(36)	(116)
Realized loss on subsidiary	—	—	—	(4)	—
Special A&E charges	—	—	(14)	(15)	—
Gain (loss) on retirement of debt	—	—	—	1	(9)
Other	—	—	—	—	—
Earnings before income taxes	320	335	1,124	1,073	1,123
Provision for income taxes:
Core operating earnings	68	66	236	232	255
Non-core items:
Realized gains (losses) on securities	(3)	6	—	(8)	(24)
Realized loss on subsidiary	—	—	4	—	—
Special A&E charges	—	—	(3)	(3)	—
Gain (loss) on retirement of debt	—	—	—	—	(2)
Other	—	—	—	—	(4)
Total provision for income taxes	65	72	237	221	225
Net earnings	$255	$263	$887	$852	$898

Net earnings:
Core net operating earnings	$262	$238	$902	$895	$993
Realized gains (losses) on securities	(7)	25	—	(28)	(92)
Realized loss on subsidiary	—	—	(4)	(4)	—
Special A&E charges	—	—	(11)	(12)	—
Gain (loss) on retirement of debt	—	—	—	1	(7)
Other	—	—	—	—	4
Net earnings	$255	$263	$887	$852	$898

Diluted per share amounts:
Core net operating earnings	$3.12	$2.84	$10.75	$10.56	$11.63
Realized gains (losses) on securities	(0.09)	0.29	—	(0.33)	(1.06)
Realized loss on subsidiary	—	—	(0.05)	(0.04)	—
Special A&E charges	—	—	(0.13)	(0.15)	—
Gain (loss) on retirement of debt	—	—	—	0.01	(0.09)
Other	—	—	—	—	0.05
Net earnings	$3.03	$3.13	$10.57	$10.05	$10.53
Net earnings were $255 million in the fourth quarter of 2024 compared to $263 million in the fourth quarter of 2023 reflecting net realized losses on securities in the fourth quarter of 2024 compared to net realized gains on securities in the fourth quarter of 2023, partially offset by higher core net operating earnings. Core net operating earnings for the fourth quarter of 2024 increased $24 million compared to the fourth quarter of 2023 reflecting higher net investment income, including improved returns on alternative investments, partially offset by lower underwriting profit. Net realized losses on securities of $7 million in the fourth quarter of 2024 and net realized gains on securities of $25 million in the fourth quarter of 2023 include $1 million of after-tax losses and $22 million of after-tax gains, respectively, from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $887 million for the full-year of 2024 compared to $852 million in 2023 reflecting the impact of net realized losses on securities in 2023 and higher core net operating earnings. Core net operating earnings for 2024 increased $7 million compared to 2023. Higher investment income outside of alternative investments was partially offset by lower returns on AFG’s alternative investment portfolio and lower underwriting profit. Net realized gains on securities of less than $1 million in 2024 and net realized losses on securities of $28 million in 2023 include $19 million of after-tax gains and $2 million of after-tax losses, respectively, from the change in fair value of equity securities that were still held at the balance sheet date.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2024 and 2023 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2024
Revenues:
Net earned premiums	$1,850	$—	$—	$1,850	$—	$1,850
Net investment income	195	(8)	7	194	—	194
Realized gains (losses) on securities	—	—	—	—	(10)	(10)
Income of MIEs:
Investment income	—	84	—	84	—	84
Gain (loss) on change in fair value of assets/liabilities	—	(1)	—	(1)	—	(1)
Other income	2	(4)	34	32	—	32
Total revenues	2,047	71	41	2,159	(10)	2,149

Costs and Expenses:
Losses and loss adjustment expenses	1,181	—	—	1,181	—	1,181
Commissions and other underwriting expenses	467	—	13	480	—	480
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	71	—	71	—	71
Other expenses	21	—	57	78	—	78
Total costs and expenses	1,669	71	89	1,829	—	1,829
Earnings before income taxes	378	—	(48)	330	(10)	320
Provision for income taxes	81	—	(13)	68	(3)	65
Core Net Operating Earnings	297	—	(35)	262
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(7)	(7)	7	—
Net Earnings	$297	$—	$(42)	$255	$—	$255

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2023
Revenues:
Net earned premiums	$1,732	$—	$—	$1,732	$—	$1,732
Net investment income	161	(9)	7	159	—	159
Realized gains (losses) on securities	—	—	—	—	31	31
Income of MIEs:
Investment income	—	100	—	100	—	100
Gain (loss) on change in fair value of assets/liabilities	—	15	—	15	—	15
Other income	3	(4)	47	46	—	46
Total revenues	1,896	102	54	2,052	31	2,083

Costs and Expenses:
Losses and loss adjustment expenses	1,053	—	16	1,069	—	1,069
Commissions and other underwriting expenses	468	—	12	480	—	480
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	102	—	102	—	102
Other expenses	18	—	60	78	—	78
Total costs and expenses	1,539	102	107	1,748	—	1,748
Earnings before income taxes	357	—	(53)	304	31	335
Provision for income taxes	74	—	(8)	66	6	72
Core Net Operating Earnings	283	—	(45)	238
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	25	25	(25)	—
Net Earnings	$283	$—	$(20)	$263	$—	$263
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

AFG’s property and casualty insurance operations contributed $378 million in pretax earnings in the fourth quarter of 2024 compared to $357 million in the fourth quarter of 2023, an increase of $21 million (6%) as a result of higher net investment income which was partially offset by lower underwriting profit.

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2024 and 2023 (dollars in millions):

	Three months ended December 31,
	2024	2023	% Change
Gross written premiums	$2,043	$1,992	3%
Reinsurance premiums ceded	(583)	(547)	7%
Net written premiums	1,460	1,445	1%
Change in unearned premiums	390	287	36%
Net earned premiums	1,850	1,732	7%
Loss and loss adjustment expenses	1,181	1,053	12%
Commissions and other underwriting expenses	467	468	—%
Underwriting gain	202	211	(4%)

Net investment income	195	161	21%
Other income and expenses, net	(19)	(15)	27%
Earnings before income taxes	$378	$357	6%

	Three months ended December 31,
Combined Ratios:	2024	2023	Change
Specialty lines
Loss and LAE ratio	63.7%	60.7%	3.0%
Underwriting expense ratio	25.3%	27.0%	(1.7%)
Combined ratio	89.0%	87.7%	1.3%

Aggregate — including exited lines
Loss and LAE ratio	63.8%	60.8%	3.0%
Underwriting expense ratio	25.3%	27.0%	(1.7%)
Combined ratio	89.1%	87.8%	1.3%

AFG’s statutory combined ratio has been better than the U.S. industry average for 37 of the most recent 39 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.04 billion for the fourth quarter of 2024 compared to $1.99 billion for the fourth quarter of 2023, an increase of $51 million (3%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2024		2023
	GWP	%	GWP	%	% Change
Property and transportation	$585	29%	$623	31%	(6%)
Specialty casualty	1,126	55%	1,069	54%	5%
Specialty financial	332	16%	300	15%	11%
	$2,043	100%	$1,992	100%	3%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 29% of gross written premiums for the fourth quarter of 2024 compared to 27% of gross written premiums for the fourth quarter of 2023, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2024		2023		Change in % of GWP
	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(186)	32%	$(197)	32%	—%
Specialty casualty	(401)	36%	(369)	35%	1%
Specialty financial	(53)	16%	(50)	17%	(1%)
Other specialty	57		69
	$(583)	29%	$(547)	27%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.46 billion for the fourth quarter of 2024 compared to $1.45 billion for the fourth quarter of 2023, an increase of $15 million (1%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2024		2023
	NWP	%	NWP	%	% Change
Property and transportation	$399	27%	$426	30%	(6%)
Specialty casualty	725	50%	700	48%	4%
Specialty financial	279	19%	250	17%	12%
Other specialty	57	4%	69	5%	(17%)
	$1,460	100%	$1,445	100%	1%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.85 billion for the fourth quarter of 2024 compared to $1.73 billion for the fourth quarter of 2023, an increase of $118 million (7%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2024		2023
	NEP	%	NEP	%	% Change
Property and transportation	$756	41%	$682	39%	11%
Specialty casualty	754	41%	737	43%	2%
Specialty financial	279	15%	244	14%	14%
Other specialty	61	3%	69	4%	(12%)
	$1,850	100%	$1,732	100%	7%

Gross written premiums for the fourth quarter of 2024 increased $51 million (3%) compared to the fourth quarter of 2023 driven primarily by new business opportunities, a good renewal rate environment and increased exposures. Overall average renewal rates increased approximately 7% in the fourth quarter of 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates increased approximately 8%.

Property and transportation Gross written premiums decreased $38 million (6%) in the fourth quarter of 2024 compared to the fourth quarter of 2023. This decrease was due primarily to the impact of lower year-over-year commodity pricing on winter wheat premiums, coupled with elevated pricing competition and the non-renewal of certain under-performing accounts in the transportation businesses. Average renewal rates increased 7% for this group in the fourth quarter of 2024. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the fourth quarter of 2024 and the fourth quarter of 2023 reflecting higher cessions in the crop business offset by the impact of lower cessions in certain transportation businesses.

Specialty casualty Gross written premiums increased $57 million (5%) in the fourth quarter of 2024 compared to the fourth quarter of 2023. The primary drivers of growth were new business opportunities and favorable renewal pricing in several of the targeted markets businesses and in the excess and surplus business. The mergers and acquisitions liability business also benefited from an increase in mergers and acquisition activity. This growth was tempered by lower year-over-year workers’ compensation premiums. Average renewal rates for this group increased approximately 8% in the fourth quarter of 2024. Excluding rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 11%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point for the fourth quarter of 2024 compared to the fourth quarter of 2023 reflecting higher premiums in the excess and surplus and mergers and acquisitions liability businesses, which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment as well as higher cessions in the public sector business, partially offset by lower cessions in certain more heavily reinsured products in the social services business.

Specialty financial Gross written premiums increased $32 million (11%) in the fourth quarter of 2024 compared to the fourth quarter of 2023 due primarily to growth in the financial institutions business. Average renewal rates for this group increased approximately 3% in the fourth quarter of 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the fourth quarter of 2024 compared to the fourth quarter of 2023 reflecting the impact of lower gross written premiums in the innovative markets business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty financial sub-segment.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $12 million (17%) in the fourth quarter of 2024 compared to the fourth quarter of 2023 reflecting a decrease in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

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

	Three months ended December 31,			Three months ended December 31,
	2024	2023	Change	2024	2023
Property and transportation
Loss and LAE ratio	69.3%	69.0%	0.3%
Underwriting expense ratio	19.9%	21.3%	(1.4%)
Combined ratio	89.2%	90.3%	(1.1%)
Underwriting profit				$82	$67

Specialty casualty
Loss and LAE ratio	65.6%	59.6%	6.0%
Underwriting expense ratio	23.4%	25.0%	(1.6%)
Combined ratio	89.0%	84.6%	4.4%
Underwriting profit				$82	$114

Specialty financial
Loss and LAE ratio	38.1%	34.8%	3.3%
Underwriting expense ratio	42.6%	46.5%	(3.9%)
Combined ratio	80.7%	81.3%	(0.6%)
Underwriting profit				$54	$45

Total Specialty
Loss and LAE ratio	63.7%	60.7%	3.0%
Underwriting expense ratio	25.3%	27.0%	(1.7%)
Combined ratio	89.0%	87.7%	1.3%
Underwriting profit				$204	$212

Aggregate — including exited lines
Loss and LAE ratio	63.8%	60.8%	3.0%
Underwriting expense ratio	25.3%	27.0%	(1.7%)
Combined ratio	89.1%	87.8%	1.3%
Underwriting profit				$202	$211

The Specialty property and casualty insurance operations generated an underwriting profit of $204 million in the fourth quarter of 2024 compared to $212 million in the fourth quarter of 2023, a decrease of $8 million (4%). Higher underwriting profit in the Property and transportation and Specialty financial sub-segments was more than offset by lower year-over-year underwriting profit in the Specialty casualty sub-segment, which was impacted by net adverse prior year reserve development in certain social inflation exposed businesses. Overall catastrophe losses were $21 million (1.1 points on the combined ratio), including $1 million in net reinstatement premiums in the fourth quarter of 2024 compared to catastrophe losses of $25 million (1.4 points), including $1 million in net reinstatement premiums in the fourth quarter of 2023.

Property and transportation Underwriting profit for this group was $82 million for the fourth quarter of 2024 compared to $67 million in the fourth quarter of 2023, an increase of $15 million (22%), reflecting higher year-over-year underwriting profitability in the crop insurance operations. Catastrophe losses for this group were $10 million (1.3 points on the combined ratio), including $1 million in net reinstatement premiums in the fourth quarter of 2024 compared to catastrophe losses of $5 million (0.6 points), including $2 million in net reinstatement premiums in the fourth quarter of 2023.

Specialty casualty Underwriting profit for this group was $82 million for the fourth quarter of 2024 compared to $114 million in the fourth quarter of 2023, a decrease of $32 million (28%). Higher year-over-year underwriting profit in the targeted markets businesses was more than offset by lower underwriting profit in the excess liability, workers’ compensation and executive liability businesses. Catastrophe losses, including the impact of lower than previously estimated losses from Hurricane Helene, had a favorable impact of $5 million (0.8 points on the combined ratio) compared to catastrophe losses of $8 million (1.1 points), including a $1 million favorable impact from lower than previously estimated net reinstatement premiums in the fourth quarter of 2023.

Specialty financial Underwriting profit for this group was $54 million for the fourth quarter of 2024 compared to $45 million in the fourth quarter of 2023, an increase of $9 million (20%). This year-over-year increase reflects higher underwriting profit in the financial institutions business. Catastrophe losses were $17 million (6.2 points on the combined ratio) in the fourth quarter of 2024 compared to $4 million (2.0 points) in the fourth quarter of 2023.

Other specialty This group reported an underwriting loss of $14 million for the fourth quarter of 2024 and the fourth quarter of 2023, reflecting losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments. Favorable changes in estimated losses from Hurricane Helene resulted in a favorable impact of $1 million from catastrophe losses in the fourth quarter of 2024 compared to catastrophe losses of $8 million in the fourth quarter of 2023.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include adverse prior year reserve development of $2 million in the fourth quarter of 2024 and $1 million in the fourth quarter of 2023 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.8% for the fourth quarter of 2024 compared to 60.8% for the fourth quarter of 2023, an increase of 3.0 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in Ratio
	2024	2023	2024	2023
Property and transportation
Current year, excluding catastrophe losses	$517	$479	68.5%	70.2%	(1.7%)
Prior accident years development	(3)	(12)	(0.5%)	(1.8%)	1.3%
Current year catastrophe losses including the impact of net reinstatement premiums	9	3	1.3%	0.6%	0.7%
Property and transportation losses and LAE and ratio	$523	$470	69.3%	69.0%	0.3%

Specialty casualty
Current year, excluding catastrophe losses	$464	$466	61.6%	63.5%	(1.9%)
Prior accident years development	36	(37)	4.8%	(5.0%)	9.8%
Current year catastrophe losses including the impact of net reinstatement premiums	(5)	9	(0.8%)	1.1%	(1.9%)
Specialty casualty losses and LAE and ratio	$495	$438	65.6%	59.6%	6.0%

Specialty financial
Current year, excluding catastrophe losses	$97	$89	34.8%	36.2%	(1.4%)
Prior accident years development	(8)	(8)	(2.9%)	(3.4%)	0.5%
Current year catastrophe losses including the impact of net reinstatement premiums	17	4	6.2%	2.0%	4.2%
Specialty financial losses and LAE and ratio	$106	$85	38.1%	34.8%	3.3%

Total Specialty
Current year, excluding catastrophe losses	$1,125	$1,085	60.8%	62.6%	(1.8%)
Prior accident years development	34	(57)	1.8%	(3.3%)	5.1%
Current year catastrophe losses including the impact of net reinstatement premiums	20	24	1.1%	1.4%	(0.3%)
Total Specialty losses and LAE and ratio	$1,179	$1,052	63.7%	60.7%	3.0%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,125	$1,085	60.8%	62.6%	(1.8%)
Prior accident years development	36	(56)	1.9%	(3.2%)	5.1%
Current year catastrophe losses including the impact of net reinstatement premiums	20	24	1.1%	1.4%	(0.3%)
Aggregate losses and LAE and ratio	$1,181	$1,053	63.8%	60.8%	3.0%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.8% for the fourth quarter of 2024 compared to 62.6% in the fourth quarter of 2023, a decrease of 1.8 percentage points.

Property and transportation   The 1.7 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved profitability in the crop, ocean marine and property and inland marine businesses, partially offset by higher claim severity in the commercial auto business.

Specialty casualty   The 1.9 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in certain programs in the social services business that have a lower loss and LAE ratio than some of the other businesses in the Specialty casualty sub-segment and improved results in the workers’

compensation businesses, partially offset by higher claim severity in the excess and surplus business and the impact of pressure on rates in the executive liability business.

Specialty financial   The 1.4 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net adverse reserve development related to prior accident years of $34 million in the fourth quarter of 2024 compared to net favorable reserve development related to prior accident years of $57 million in the fourth quarter of 2023, a change of $91 million (160%).

Property and transportation   Net favorable reserve development of $3 million in the fourth quarter of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the aviation business, partially offset by higher than anticipated claim severity in the commercial auto business. Net favorable reserve development of $12 million in the fourth quarter of 2023 reflects lower than anticipated losses in the crop business and lower than expected claim frequency in the ocean marine and property and inland marine businesses.

Specialty casualty   Net adverse reserve development of $36 million in the fourth quarter of 2024 reflects higher than anticipated claim frequency and severity in the umbrella and excess liability businesses and higher than expected claim severity in the social services and general liability businesses, partially offset by lower than expected claim severity in the workers’ compensation businesses. Net favorable reserve development of $37 million in the fourth quarter of 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the excess and surplus business and higher than expected claim frequency and severity in the excess liability and general liability businesses.

Specialty financial   Net favorable reserve development of $8 million in the fourth quarter of 2024 reflects lower than anticipated claim frequency and severity in the financial institutions business and lower than expected claim severity in the fidelity business. Net favorable reserve development of $8 million in the fourth quarter of 2023 reflects lower than anticipated claim frequency and severity in the fidelity business and lower than expected claim frequency in the financial institutions and trade credit businesses.

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $9 million in the fourth quarter of 2024 and less than $1 million in the fourth quarter of 2023 primarily associated with AFG’s internal reinsurance program. The net adverse reserve development in 2024 is primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the fourth quarter of 2024 and $1 million in the fourth quarter of 2023 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2024 (including the expected placement of a catastrophe bond structure or additional other reinsurance protection in the second quarter of 2025), AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 100, 250 or 500 years as a percentage of AFG’s Shareholders’ Equity is shown below:

	Approximate impact of modeled loss on AFG’s Shareholders’ Equity
Industry Model	Excluding the expected placement of a catastrophe bond	Including the expected placement of a catastrophe bond
100-year event	3%	2%
250-year event	6%	2%
500-year event	8%	3%

Catastrophe losses of $20 million (before $1 million in net reinstatement premiums) in the fourth quarter of 2024 resulted primarily from Hurricane Milton. Catastrophe losses of $24 million (before $1 million in net reinstatement premiums) in the fourth quarter of 2023 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $467 million in the fourth quarter of 2024 compared to $468 million for the fourth quarter of 2023, a decrease of $1 million. AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 25.3% for the fourth quarter of 2024 compared to 27.0% for the fourth quarter of 2023, a decrease of 1.7 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2024		2023		Change in % of NEP
	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$151	19.9%	$145	21.3%	(1.4%)
Specialty casualty	177	23.4%	185	25.0%	(1.6%)
Specialty financial	119	42.6%	114	46.5%	(3.9%)
Other specialty	20	35.2%	24	36.1%	(0.9%)
	$467	25.3%	$468	27.0%	(1.7%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.4 percentage points in the fourth quarter of 2024 compared to the fourth quarter of 2023. The decrease reflects the impact on the ratio of higher earned premiums, including in the crop business which has a lower commissions and other underwriting expense ratio than some of the other businesses in the Property and transportation sub-segment, and lower average commission rates in the transportation businesses due to a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.6 percentage points in the fourth quarter of 2024 compared to the fourth quarter of 2023 reflecting a change in the mix of business towards products with lower commission rates.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 3.9 percentage points in the fourth quarter of 2024 compared to the fourth quarter of 2023 reflecting the impact on the ratio of higher earned premiums in the financial institutions business and a change in the mix of business towards products with lower commission rates.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $195 million in the fourth quarter of 2024 compared to $161 million in the fourth quarter of 2023, an increase of $34 million (21%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,			%
	2024	2023	Change	Change
Net investment income:
Net investment income, excluding alternative investments	$162	$156	$6	4%
Alternative investments	33	5	28	560%
Total net investment income	$195	$161	$34	21%

Average invested assets (at amortized cost)	$15,718	$15,227	$491	3%

Yield (net investment income as a % of average invested assets)	4.96%	4.23%	0.73%

Tax equivalent yield (*)	5.03%	4.31%	0.72%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income for the fourth quarter of 2024 compared to the fourth quarter of 2023 reflects the impact of higher balances of invested assets, higher returns on fixed maturity investments and higher returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs). The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.96% for the fourth quarter of 2024 compared to 4.23% for the fourth quarter of 2023, an increase of 0.73 percentage points. The annualized return earned on alternative investments was 4.9% in the fourth quarter of 2024 compared to 0.8% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $19 million for the fourth quarter of 2024 compared to $15 million for the fourth quarter of 2023, an increase of $4 million (27%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2024	2023
Other income	$2	$3
Other expenses:
Amortization of intangibles	6	4
Interest expense on funds withheld	12	12
Other	3	2
Total other expenses	21	18
Other income and expenses, net	$(19)	$(15)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $48 million in the fourth quarter of 2024 compared to $53 million in the fourth quarter of 2023, a decrease of $5 million (9%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended December 31, 2024 and 2023 (dollars in millions):

	Three months ended December 31,
	2024	2023	% Change
Revenues:
Net investment income	$7	$7	—%
Other income — P&C fees	28	42	(33%)
Other income	6	5	20%
Total revenues	41	54	(24%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	13	28	(54%)
Other expense — expenses associated with P&C fees	15	14	7%
Other expenses	42	46	(9%)
Costs and expenses, excluding interest charges on borrowed money	70	88	(20%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(29)	(34)	(15%)
Interest charges on borrowed money	19	19	—%
Loss before income taxes, excluding realized gains and losses	$(48)	$(53)	(9%)

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $7 million in both the fourth quarter of 2024 and the fourth quarter of 2023.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2024, AFG collected $28 million in fees for these services compared to $23 million in the fourth quarter of 2023. Management views this fee income, net of the $15 million in the fourth quarter of 2024 and $14 million in the fourth quarter of 2023 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $19 million in fees during the fourth quarter of 2023 as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to AFG’s acquisition of CRS. The expenses related to providing such services are embedded in underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of loss adjustment and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $4 million in both the fourth quarter of 2024 and the fourth quarter of 2023, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $2 million and $1 million in the fourth quarter of 2024 and the fourth quarter of 2023, respectively.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $42 million in the fourth quarter of 2024 compared to $46 million in the fourth quarter of 2023, a decrease of $4 million (9%). This decrease is due primarily to lower aircraft related expenses in the fourth quarter of 2024 compared to the fourth quarter of 2023.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the fourth quarter of 2024 and the fourth quarter of 2023.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $10 million in the fourth quarter of 2024 compared to net gains of $31 million in the fourth quarter of 2023, a change of $41 million (132%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2024	2023
Realized gains (losses) before impairment allowances:
Disposals	$—	$(2)
Change in the fair value of equity securities	3	33
Change in the fair value of derivatives	(3)	2
	—	33

Change in allowance for impairments on securities	(10)	(2)
Realized gains (losses) on securities	$(10)	$31

The $3 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2024 includes gains of $4 million on investments in technology companies. The $33 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2023 includes gains of $15 million on investments in banks and financing companies, $6 million on investments in retail companies, $5 million on investments in healthcare companies and $5 million on investments in media companies.

The $10 million change in allowance for impairments on securities in the fourth quarter of 2024 relates primarily to an allowance taken on fixed maturities from a single issuer in the retail sector.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $65 million for the fourth quarter of 2024 compared to $72 million in the fourth quarter of 2023, a decrease of $7 million (10%). The following is a reconciliation of income taxes at the statutory rate to the provision for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2024		2023
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$320		$335

Income taxes at statutory rate	$67	21%	$70	21%
Effect of:
Tax exempt interest	(2)	(1%)	(1)	—%
Employee stock ownership plan dividend paid deduction	(2)	(1%)	(2)	(1%)
Stock-based compensation	(1)	—%	—	—%
Change in valuation allowance	(1)	—%	—	—%
Dividend received deduction	—	—%	(1)	—%
Nondeductible expenses	1	—%	3	1%
Foreign operations	1	—%	—	—%
Other	2	1%	3	—%
Provision for income taxes	$65	20%	$72	21%

See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2024, 2023 and 2022 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2024
Revenues:
Net earned premiums	$7,036	$—	$—	$7,036	$—	$7,036
Net investment income	784	(33)	29	780	—	780
Realized gains (losses) on securities	—	—	—	—	—	—
Income of MIEs:
Investment income	—	380	—	380	—	380
Gain (loss) on change in fair value of assets/liabilities	—	4	—	4	—	4
Other income	8	(13)	129	124	—	124
Total revenues	7,828	338	158	8,324	—	8,324

Costs and Expenses:
Losses and loss adjustment expenses	4,455	—	5	4,460	—	4,460
Commissions and other underwriting expenses	1,961	—	46	2,007	—	2,007
Interest charges on borrowed money	—	—	76	76	—	76
Expenses of MIEs	—	338	—	338	—	338
Other expenses	84	—	221	305	14	319
Total costs and expenses	6,500	338	348	7,186	14	7,200
Earnings before income taxes	1,328	—	(190)	1,138	(14)	1,124
Provision for income taxes	279	—	(43)	236	1	237
Core Net Operating Earnings	1,049	—	(147)	902
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	—	—	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(11)	(11)	11	—
Net Earnings	$1,045	$—	$(158)	$887	$—	$887

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2023
Revenues:
Net earned premiums	$6,531	$—	$—	$6,531	$—	$6,531
Net investment income	729	(27)	40	742	—	742
Realized gains (losses) on:
Securities	—	—	—	—	(36)	(36)
Subsidiary	—	—	—	—	(4)	(4)
Income of MIEs:
Investment income	—	421	—	421	—	421
Gain (loss) on change in fair value of assets/liabilities	—	27	—	27	—	27
Other income	16	(16)	146	146	—	146
Total revenues	7,276	405	186	7,867	(40)	7,827

Costs and Expenses:
Losses and loss adjustment expenses	4,017	—	16	4,033	—	4,033
Commissions and other underwriting expenses	1,883	—	52	1,935	—	1,935
Interest charges on borrowed money	—	—	76	76	—	76
Expenses of MIEs	—	405	—	405	—	405
Other expenses	72	—	219	291	14	305
Total costs and expenses	5,972	405	363	6,740	14	6,754
Earnings before income taxes	1,304	—	(177)	1,127	(54)	1,073
Provision for income taxes	265	—	(33)	232	(11)	221
Core Net Operating Earnings	1,039	—	(144)	895
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(28)	(28)	28	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(12)	(12)	12	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$1,035	$—	$(183)	$852	$—	$852

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2022
Revenues:
Net earned premiums	$6,085	$—	$—	$6,085	$—	$6,085
Net investment income	683	10	24	717	—	717
Realized gains (losses) on securities	—	—	—	—	(116)	(116)
Income of MIEs:
Investment income	—	268	—	268	—	268
Gain (loss) on change in fair value of assets/liabilities	—	(31)	—	(31)	—	(31)
Other income	12	(17)	122	117	—	117
Total revenues	6,780	230	146	7,156	(116)	7,040

Costs and Expenses:
Losses and loss adjustment expenses	3,629	—	—	3,629	—	3,629
Commissions and other underwriting expenses	1,680	—	38	1,718	—	1,718
Interest charges on borrowed money	—	—	85	85	—	85
Expenses of MIEs	—	230	—	230	—	230
Other expenses	52	—	194	246	9	255
Total costs and expenses	5,361	230	317	5,908	9	5,917
Earnings before income taxes	1,419	—	(171)	1,248	(125)	1,123
Provision for income taxes	295	—	(40)	255	(30)	225
Core Net Operating Earnings	1,124	—	(131)	993
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(92)	(92)	92	—
Loss on retirement of debt, net of tax	—	—	(7)	(7)	7	—
Other, net of tax	—	—	4	4	(4)	—
Net Earnings	$1,124	$—	$(226)	$898	$—	$898
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax and noncontrolling interest impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $1.33 billion in GAAP pretax earnings in 2024 compared to $1.30 billion in 2023, an increase of $28 million (2%). Property and casualty core pretax earnings were $1.33 billion in 2024 compared to $1.30 billion in 2023, an increase of $24 million (2%). The increase in GAAP and core pretax earnings in 2024 compared to 2023 reflects higher investment income outside of alternative investments, partially offset by lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) and lower underwriting profit.

AFG’s property and casualty insurance operations contributed $1.30 billion in GAAP pretax earnings in 2023 compared to $1.42 billion in 2022, a decrease of $119 million (8%). Property and casualty core pretax earnings were $1.30 billion in 2023 compared to $1.42 billion in 2022, a decrease of $115 million (8%). The decrease in GAAP and core pretax earnings reflects lower underwriting profit and lower investment income from alternative investments, partially offset by higher investment income outside of alternative investments in 2023 compared to 2022.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	Year ended December 31,			% Change
	2024	2023	2022	2024 - 2023	2023 - 2022
Gross written premiums	$10,533	$9,656	$9,057	9%	7%
Reinsurance premiums ceded	(3,394)	(2,964)	(2,851)	15%	4%
Net written premiums	7,139	6,692	6,206	7%	8%
Change in unearned premiums	(103)	(161)	(121)	(36%)	33%
Net earned premiums	7,036	6,531	6,085	8%	7%
Loss and loss adjustment expenses	4,455	4,017	3,629	11%	11%
Commissions and other underwriting expenses	1,961	1,883	1,680	4%	12%
Underwriting gain	620	631	776	(2%)	(19%)

Net investment income	784	729	683	8%	7%
Other income and expenses, net	(76)	(56)	(40)	36%	40%
Core earnings before income taxes	1,328	1,304	1,419	2%	(8%)
Realized loss on subsidiary	—	(4)	—	(100%)	—%
GAAP earnings before income taxes	$1,328	$1,300	$1,419	2%	(8%)

	Year ended December 31,			Change
Combined Ratios:	2024	2023	2022	2024 - 2023	2023 - 2022
Specialty lines
Loss and LAE ratio	63.3%	61.5%	59.6%	1.8%	1.9%
Underwriting expense ratio	27.9%	28.8%	27.6%	(0.9%)	1.2%
Combined ratio	91.2%	90.3%	87.2%	0.9%	3.1%

Aggregate — including exited lines
Loss and LAE ratio	63.3%	61.6%	59.7%	1.7%	1.9%
Underwriting expense ratio	27.9%	28.8%	27.6%	(0.9%)	1.2%
Combined ratio	91.2%	90.4%	87.3%	0.8%	3.1%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $10.53 billion in 2024 compared to $9.66 billion in 2023, an increase of $877 million (9%). GWP increased $599 million (7%) in 2023 compared to 2022. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2024		2023		2022		2024 - 2023	2023 - 2022
	GWP	%	GWP	%	GWP	%
Property and transportation	$4,735	45%	$4,146	43%	$4,060	45%	14%	2%
Specialty casualty	4,543	43%	4,368	45%	4,115	45%	4%	6%
Specialty financial	1,255	12%	1,142	12%	882	10%	10%	29%
	$10,533	100%	$9,656	100%	$9,057	100%	9%	7%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 32% of gross written premiums for the year ended December 31, 2024 and 31% for both years ended December 31, 2023 and December 31, 2022, an increase of 1 percentage point for 2024 compared to 2023 and 2022. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2024		2023		2022		2024 - 2023	2023 - 2022
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(1,924)	41%	$(1,595)	38%	$(1,545)	38%	3%	—%
Specialty casualty	(1,500)	33%	(1,424)	33%	(1,387)	34%	—%	(1%)
Specialty financial	(210)	17%	(207)	18%	(171)	19%	(1%)	(1%)
Other specialty	240		262		252
	$(3,394)	32%	$(2,964)	31%	$(2,851)	31%	1%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $7.14 billion in 2024 compared to $6.69 billion in 2023, an increase of $447 million (7%). NWP increased $486 million (8%) in 2023 compared to 2022. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2024		2023		2022		2024 - 2023	2023 - 2022
	NWP	%	NWP	%	NWP	%
Property and transportation	$2,811	39%	$2,551	38%	$2,515	41%	10%	1%
Specialty casualty	3,043	43%	2,944	44%	2,728	44%	3%	8%
Specialty financial	1,045	15%	935	14%	711	11%	12%	32%
Other specialty	240	3%	262	4%	252	4%	(8%)	4%
	$7,139	100%	$6,692	100%	$6,206	100%	7%	8%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $7.04 billion in 2024 compared to $6.53 billion in 2023, an increase of $505 million (8%). NEP increased $446 million (7%) in 2023 compared to 2022. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2024		2023		2022		2024 - 2023	2023 - 2022
	NEP	%	NEP	%	NEP	%
Property and transportation	$2,793	40%	$2,519	39%	$2,487	41%	11%	1%
Specialty casualty	2,967	42%	2,886	44%	2,659	44%	3%	9%
Specialty financial	1,032	15%	867	13%	698	11%	19%	24%
Other specialty	244	3%	259	4%	241	4%	(6%)	7%
	$7,036	100%	$6,531	100%	$6,085	100%	8%	7%

The $877 million (9%) increase in gross written premiums in 2024 compared to 2023 reflects growth in each of the Specialty property and casualty sub-segments as a result of additional crop premiums from the CRS acquisition in the Property and transportation sub-segment and new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 7% in 2024. Excluding the workers’ compensation businesses, renewal pricing increased approximately 8%.

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

Property and transportation Gross written premiums increased $589 million (14%) in 2024 compared to 2023. Year-over-year premium growth resulted from additional crop premium associated with the CRS acquisition as well as new business opportunities, a favorable rate environment and increased exposures in the commercial auto businesses. This year-over-year premium growth was tempered by the impact of lower year-over-year commodity pricing on winter wheat premiums, coupled with elevated pricing competition and the non-renewal of certain under-performing accounts in the transportation businesses. Excluding crop premium, gross and net written premiums in this group grew by 5% and 4%, respectively. Average renewal rates increased approximately 8% for this group in 2024. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in 2024 compared to 2023 reflecting the impact of higher cessions in the crop business and growth in certain programs in the transportation businesses that cede a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Gross written premiums increased $86 million (2%) in 2023 compared to 2022 reflecting the impact of increased rates, retentions and exposures in the transportation and ocean marine businesses and slightly higher crop premium related to the CRS acquisition in the fourth quarter of 2023. These items were partially offset by the impact of 2023 spring commodity futures pricing and related volatility on premiums in the crop business. Average renewal rates increased approximately 6% for this group in 2023. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in 2023 and 2022 reflecting growth in alternative risk transfer products in the transportation businesses, offset by the impact of lower cessions in the crop business. Both of these businesses cede a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $175 million (4%) in 2024 compared to 2023. The higher-year-over-year premiums resulted primarily from growth in the excess and surplus, excess liability and certain targeted markets businesses as a result of rate increases, new business opportunities and strong policy retention. The mergers and acquisitions liability business also benefited from an increase in mergers and acquisition activity. This growth was tempered by lower year-over-year workers’ compensation premiums. Average renewal rates increased approximately 6% for this group in 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 9% in 2024. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in 2024 and 2023 reflecting lower cessions in certain more heavily reinsured products in the social services business, offset by the impact of higher premiums in the excess and surplus and mergers and acquisitions liability businesses, which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment and higher cessions in the public sector business.

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

Specialty financial Gross written premiums increased $113 million (10%) in 2024 compared to 2023. Year-over-year growth in the financial institutions business was partially offset by a decision to pause writing of new intellectual property-related coverage. Average renewal rates increased approximately 6% for this group in 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2024 compared to 2023 reflecting lower gross written premiums in the innovative markets business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty financial sub-segment, partially offset by the impact of higher reinstatement premiums paid to reinsurers in the fidelity and surety businesses.

Gross written premiums increased $260 million (29%) in 2023 compared to 2022 due primarily to growth in the financial institutions business. Average renewal rates for this group increased approximately 5% in 2023. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2023 compared to 2022 reflecting the impact of reinstatement premiums paid to reinsurers in 2022 related to Hurricane Ian.

Other specialty The amounts shown as reinsurance premiums ceded represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Reinsurance premiums assumed decreased $22 million (8%) in 2024 compared to 2023 and increased $10 million (4%) in 2023 compared to 2022, reflecting changes in premiums retained, primarily from businesses in the Specialty casualty sub-segment.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment for 2024, 2023 and 2022:

	Year ended December 31,			Change		Year ended December 31,
	2024	2023	2022	2024 - 2023	2023 - 2022	2024	2023	2022
Property and transportation
Loss and LAE ratio	69.9%	69.2%	69.8%	0.7%	(0.6%)
Underwriting expense ratio	22.5%	23.6%	21.9%	(1.1%)	1.7%
Combined ratio	92.4%	92.8%	91.7%	(0.4%)	1.1%
Underwriting profit						$211	$184	$208

Specialty casualty
Loss and LAE ratio	62.4%	60.3%	54.7%	2.1%	5.6%
Underwriting expense ratio	26.1%	26.7%	26.5%	(0.6%)	0.2%
Combined ratio	88.5%	87.0%	81.2%	1.5%	5.8%
Underwriting profit						$340	$375	$500

Specialty financial
Loss and LAE ratio	41.6%	37.8%	34.1%	3.8%	3.7%
Underwriting expense ratio	45.5%	49.5%	49.6%	(4.0%)	(0.1%)
Combined ratio	87.1%	87.3%	83.7%	(0.2%)	3.6%
Underwriting profit						$134	$110	$114

Total Specialty
Loss and LAE ratio	63.3%	61.5%	59.6%	1.8%	1.9%
Underwriting expense ratio	27.9%	28.8%	27.6%	(0.9%)	1.2%
Combined ratio	91.2%	90.3%	87.2%	0.9%	3.1%
Underwriting profit						$626	$633	$780

Aggregate — including exited lines
Loss and LAE ratio	63.3%	61.6%	59.7%	1.7%	1.9%
Underwriting expense ratio	27.9%	28.8%	27.6%	(0.9%)	1.2%
Combined ratio	91.2%	90.4%	87.3%	0.8%	3.1%
Underwriting profit						$620	$631	$776
The Specialty property and casualty insurance operations generated an underwriting profit of $626 million in 2024 compared to $633 million in 2023, a decrease of $7 million (1%). Higher underwriting profit in the Property and transportation and Specialty financial sub-segments was more than offset by lower underwriting profit in the Specialty casualty sub-segment and higher losses in the business assumed by AFG’s internal reinsurance program. Overall catastrophe losses were $182 million (2.6 points on the combined ratio), including $2 million in net reinstatement premiums, for 2024 compared to catastrophe losses of $165 million (2.5 points), including $3 million in net reinstatement premiums, for 2023.

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

Property and transportation Underwriting profit for this group was $211 million in 2024 compared to $184 million in 2023, an increase of $27 million (15%). Higher year-over-year underwriting profit in the property and inland marine and crop insurance operations was partially offset by lower underwriting profitability in the transportation businesses. Catastrophe losses were $65 million (2.3 points on the combined ratio), including $1 million in net reinstatement premiums, in 2024 compared to catastrophe losses of $53 million (2.0 points), including $2 million in net reinstatement premiums, in 2023.

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

Specialty casualty Underwriting profit for this group was $340 million in 2024 compared to $375 million in 2023, a decrease of $35 million (9%). Higher year-over-year underwriting profit in the targeted markets businesses was more than offset by lower levels of favorable prior year reserve development in the executive liability business and social inflation driven adverse development in the umbrella and excess business. Catastrophe losses were $32 million (1.1 points on the combined ratio), including $1 million in net reinstatement premiums, in 2024 compared to catastrophe losses of $36 million (1.2 points), including $1 million in net reinstatement premiums, in 2023.

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

Specialty financial Underwriting profit for this group was $134 million in 2024 compared to $110 million in 2023, an increase of $24 million (22%). This year-over-year increase reflects higher underwriting profit in the financial institutions business, partially offset by lower profitability resulting from the pause in writing of intellectual property-related coverage. Catastrophe losses were $81 million (7.8 points on the combined ratio) in 2024 compared to catastrophe losses of $49 million (5.7 points) in 2023.

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

Other specialty This group reported an underwriting loss of $59 million in 2024 compared to $36 million in 2023, an increase of $23 million (64%), reflecting higher losses in the business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments. Catastrophe losses were $4 million in 2024 compared to $27 million in 2023.

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

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include adverse prior year reserve development of $6 million in 2024, $2 million in 2023 and $4 million in 2022, related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.3%, 61.6% and 59.7% in 2024, 2023 and 2022, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2024	2023	2022	2024	2023	2022	2024 - 2023	2023 - 2022
Property and transportation
Current year, excluding catastrophe losses	$1,982	$1,774	$1,785	71.0%	70.5%	71.6%	0.5%	(1.1%)
Prior accident years development	(94)	(84)	(92)	(3.4%)	(3.3%)	(3.7%)	(0.1%)	0.4%
Current year catastrophe losses including the impact of net reinstatement premiums	64	51	42	2.3%	2.0%	1.9%	0.3%	0.1%
Property and transportation losses and LAE and ratio	$1,952	$1,741	$1,735	69.9%	69.2%	69.8%	0.7%	(0.6%)

Specialty casualty
Current year, excluding catastrophe losses	$1,832	$1,814	$1,632	61.7%	62.9%	61.4%	(1.2%)	1.5%
Prior accident years development	(10)	(110)	(190)	(0.4%)	(3.8%)	(7.2%)	3.4%	3.4%
Current year catastrophe losses including the impact of net reinstatement premiums	31	35	11	1.1%	1.2%	0.5%	(0.1%)	0.7%
Specialty casualty losses and LAE and ratio	$1,853	$1,739	$1,453	62.4%	60.3%	54.7%	2.1%	5.6%

Specialty financial
Current year, excluding catastrophe losses	$359	$311	$252	34.9%	35.8%	36.0%	(0.9%)	(0.2%)
Prior accident years development	(11)	(32)	(47)	(1.1%)	(3.7%)	(6.8%)	2.6%	3.1%
Current year catastrophe losses including the impact of net reinstatement premiums	81	49	33	7.8%	5.7%	4.9%	2.1%	0.8%
Specialty financial losses and LAE and ratio	$429	$328	$238	41.6%	37.8%	34.1%	3.8%	3.7%

Total Specialty
Current year, excluding catastrophe losses	$4,339	$4,079	$3,826	61.7%	62.4%	62.8%	(0.7%)	(0.4%)
Prior accident years development	(70)	(226)	(289)	(1.0%)	(3.4%)	(4.7%)	2.4%	1.3%
Current year catastrophe losses including the impact of net reinstatement premiums	180	162	88	2.6%	2.5%	1.5%	0.1%	1.0%
Total Specialty losses and LAE and ratio	$4,449	$4,015	$3,625	63.3%	61.5%	59.6%	1.8%	1.9%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$4,339	$4,079	$3,826	61.7%	62.4%	62.8%	(0.7%)	(0.4%)
Prior accident years development	(64)	(224)	(285)	(0.9%)	(3.4%)	(4.7%)	2.5%	1.3%
Current year catastrophe losses including the impact of net reinstatement premiums	180	162	88	2.5%	2.6%	1.6%	(0.1%)	1.0%
Aggregate losses and LAE and ratio	$4,455	$4,017	$3,629	63.3%	61.6%	59.7%	1.7%	1.9%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.7% in 2024, 62.4% in 2023 and 62.8% in 2022.

Property and transportation   The 0.5 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2024 compared to 2023 reflects growth in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment and higher reported claim severity in the commercial auto business, partially offset by the impact of improved profitability in the property and inland marine business.

The 1.1 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2023 compared to 2022 is due primarily to the impact of elevated large loss activity in the property and inland marine business in 2022 and improved results in certain transportation businesses, partially offset by lower profit in the crop business.

Specialty casualty   The 1.2 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2024 compared to 2023 reflects improved results in the workers’ compensation and targeted markets businesses, partially offset by higher claim severity in the excess and surplus business.

The 1.5 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2023 compared to 2022 reflects anticipated medical cost inflation and the impact of pressure on rates in the workers’ compensation businesses and higher claim severity in certain liability coverages.

Specialty financial   The 0.9 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2024 compared to 2023 reflects growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment, partially offset by higher reported losses and lower premiums in the fidelity and surety businesses.

The 0.2 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2023 compared to 2022 reflects lower claim frequency and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment, partially offset by higher claim severity in the innovative markets business.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $70 million in 2024 compared to $226 million in 2023 and $289 million in 2022, a decrease of $156 million (69%) and $63 million (22%), respectively.

Property and transportation Net favorable reserve development of $94 million in 2024 reflects lower than anticipated losses in the crop business, lower than expected claim severity in the property and inland marine and aviation businesses and lower than anticipated claim frequency and severity in the ocean marine business.

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

Specialty casualty Net favorable reserve development of $10 million in 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business, partially offset by higher than anticipated claim frequency and severity in the umbrella and excess liability and social services businesses and higher than expected claim severity in the public sector and general liability businesses.

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

Specialty financial Net favorable reserve development of $11 million in 2024 reflects lower than anticipated claim frequency and severity in the financial institutions and fidelity businesses and lower than expected claim frequency in the trade credit business, partially offset by higher than anticipated claim severity in the innovative markets and surety businesses.

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

Other specialty In addition to the development discussed above, total Specialty prior year reserve development includes net adverse reserve development of $45 million, less than $1 million and $40 million in 2024, 2023, and 2022, respectively, primarily associated with AFG’s internal reinsurance program. The net adverse reserve development reflects $50 million, $4 million and $44 million in 2024, 2023 and 2022, respectively, of net adverse development associated with AFG’s internal reinsurance program, primarily related to social inflation exposed business assumed from the Specialty casualty sub-segment.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $6 million in 2024, $2 million in 2023 and $4 million in 2022 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $180 million in 2024 (before $2 million in net reinstatement premiums) primarily from winter and convective storms in multiple regions of the United States in the first and second quarters, Hurricane Helene in the third quarter and Hurricane Milton in the fourth quarter.

Catastrophe losses of $162 million in 2023 (before $3 million in net reinstatement premiums) resulted primarily from February and March storms across much of the United States in the first quarter and storms in multiple regions of the United States in the second, third and fourth quarters.

Catastrophe losses of $88 million in 2022 (before $5 million in net reinstatement premiums) resulted primarily from winter storms in multiple regions of the United States in the first quarter, storms in multiple regions of the United States in the second quarter, Hurricane Ian in the third quarter and Winter Storm Elliott in the fourth quarter.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.96 billion in 2024 compared to $1.88 billion in 2023, an increase of $78 million (4%). AFG’s underwriting expense ratio was 27.9% in 2024 compared to 28.8% in 2023, a decrease of 0.9 percentage points.

AFG’s property and casualty U/W Exp were $1.88 billion in 2023 compared to $1.68 billion in 2022, an increase of $203 million (12%). AFG’s underwriting expense ratio was 28.8% in 2023 compared to 27.6% in 2022, an increase of 1.2 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2024		2023		2022		2024 - 2023	2023 - 2022
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$630	22.5%	$594	23.6%	$544	21.9%	(1.1%)	1.7%
Specialty casualty	774	26.1%	772	26.7%	706	26.5%	(0.6%)	0.2%
Specialty financial	469	45.5%	429	49.5%	346	49.6%	(4.0%)	(0.1%)
Other specialty	88	36.1%	88	33.9%	84	34.7%	2.2%	(0.8%)
	$1,961	27.9%	$1,883	28.8%	$1,680	27.6%	(0.9%)	1.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.1 percentage points in 2024 compared to 2023 reflecting the impact on the ratio of higher earned premiums, including in the crop business which has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment and lower average commission rates in the transportation businesses due to a change in the mix of business.

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

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.6 percentage points in 2024 compared to 2023 reflecting a change in the mix of business towards products with lower commission rates, partially offset by lower ceding commissions received in the workers’ compensation businesses.

Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in 2023 compared to 2022 reflecting higher expenses related to certain technology initiatives, partially offset by the impact on the ratio of growth in earned premiums in the workers’ compensation businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.0 percentage points in 2024 compared to 2023 due primarily to the impact on the ratio of higher earned premiums in the financial institutions business and a change in the mix of business towards products with lower commission rates.

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

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $784 million in 2024 compared to $729 million in 2023, an increase of $55 million (8%). Net investment income in AFG’s property and casualty insurance operations was $729 million in 2023 compared to $683 million in 2022, an increase of $46 million (7%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2024 - 2023		2023 - 2022
	2024	2023	2022	Change	% Change	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$626	$566	$418	$60	11%	$148	35%
Alternative investments	158	163	265	(5)	(3%)	(102)	(38%)
Total net investment income	$784	$729	$683	$55	8%	$46	7%

Average invested assets (at amortized cost)	$15,479	$14,753	$14,048	$726	5%	$705	5%

Yield (net investment income as a % of average invested assets)	5.06%	4.94%	4.86%	0.12%		0.08%

Tax equivalent yield (*)	5.13%	5.01%	4.96%	0.12%		0.05%
(*)Adjusts the yield on equity securities and tax-exempt bonds to the fully taxable equivalent yield.

The increase in the property and casualty insurance segment’s net investment income in 2024 compared to 2023 reflects the impact of higher balances of invested assets and higher returns on fixed maturity investments, partially offset by lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs). The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.06% in 2024 compared to 4.94% in 2023, an increase of 0.12 percentage points. The annualized return earned on alternative investments was 6.1% in 2024 compared to 7.0% in 2023.

The increase in net investment income in 2023 compared to 2022 reflects the impact of higher yields on fixed maturity investments and higher balances of invested assets, partially offset by lower returns on AFG’s alternative investments portfolio as compared to the very strong performance of this portfolio in the prior year period. The property and casualty insurance segment’s overall yield on investments was 4.94% in 2023 compared to 4.86% in 2022, an increase of 0.08 percentage points. The annualized return earned on alternative investments was 7.0% in 2023 compared to 13.2% in 2022.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $76 million in 2024, $56 million in 2023 and $40 million in 2022, an increase of $20 million (36%) in 2024 compared to 2023 and an increase of $16 million (40%) in 2023 compared to 2022. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2024	2023	2022
Other income:
Income related to the sale of real estate	$—	$—	$1
Other	8	16	11
Total other income	8	16	12
Other expenses:
Amortization of intangibles	20	15	11
Interest expense on funds withheld	50	41	29
Acquisition expenses related to CRS	—	3	—
Other (*)	14	13	12
Total other expenses	84	72	52
Other income and expenses, net	$(76)	$(56)	$(40)
(*)Includes $9 million of expenses in 2024, 2023 and 2022 related to certain technology initiatives.

The decrease in other income in 2024 compared to 2023 is due primarily to death benefits received in 2023 from company-owned life insurance policies. The higher amortization of intangibles in 2024 compared to 2023 and 2023 compared to 2022 reflects the acquisition of CRS in July 2023. The $9 million (22%) increase in interest expense on funds withheld in 2024 compared to 2023 and the $12 million (41%) increase in 2023 compared to 2022 reflects the impact of higher balances and higher interest rates paid on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $204 million in 2024 compared to $191 million in 2023, an increase of $13 million (7%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $190 million in 2024 compared to $177 million in 2023, an increase of $13 million (7%).

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

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment in 2024, 2023 and 2022 (dollars in millions):

	Year ended December 31,			% Change
	2024	2023	2022	2024 - 2023	2023 - 2022
Revenues:
Net investment income	$29	$40	$24	(28%)	67%
Other income — P&C fees	111	125	89	(11%)	40%
Other income	18	21	33	(14%)	(36%)
Total revenues	158	186	146	(15%)	27%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	51	68	38	(25%)	79%
Other expense — expenses associated with P&C fees	60	57	51	5%	12%
Other expenses (*)	161	162	143	(1%)	13%
Costs and expenses, excluding interest charges on borrowed money	272	287	232	(5%)	24%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(114)	(101)	(86)	13%	17%
Interest charges on borrowed money	76	76	85	—%	(11%)
Core loss before income taxes, excluding realized gains and losses	(190)	(177)	(171)	7%	4%
Pretax non-core special A&E charge	(14)	(15)	—	(7%)	—%
Pretax non-core gain (loss) on retirement of debt	—	1	(9)	(100%)	(111%)
GAAP loss before income taxes, excluding realized gains and losses	$(204)	$(191)	$(180)	7%	6%
(*)Excludes pretax non-core special A&E charges of $14 million and $15 million in 2024 and 2023, respectively, a pretax non-core gain on retirement of debt of $1 million in 2023 and a pretax non-core loss on retirement of debt of $9 million in 2022.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $29 million, $40 million and $24 million in 2024, 2023 and 2022, respectively. The $11 million (28%) decrease in 2024 compared to 2023 reflects the impact of lower average investment balances. The $16 million (67%) increase in 2023 compared to 2022 reflects the impact of a small portfolio of securities held at the holding company that were carried at fair value through net investment income. These securities, all of which were sold in 2022, declined in value by $7 million in 2022. Excluding the change in fair value of these equity securities, net investment income outside of AFG’s property and casualty insurance segment increased $9 million in 2023 compared to 2022 reflecting the impact of higher interest rates on cash and fixed maturity investments, partially offset by lower average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2024, AFG collected $100 million in fees for these services compared to $91 million in 2023 and $82 million in 2022. Management views this fee income, net of the $60 million in 2024, $57 million in 2023 and $51 million in 2022, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million in 2024 and $34 million in 2023 in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to AFG’s acquisition of CRS and $7 million in 2022 in fees from AFG’s disposed annuity operations as compensation for certain services provided under a transition services agreement. The expenses related to providing such services are embedded in underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of loss adjustment and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $13 million in 2024, $16 million in 2023 and $17 million in 2022, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidated MIEs column under “Results of

Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $5 million in both 2024 and 2023 and $16 million in 2022. The decrease in 2024 and 2023 compared to 2022 is due primarily to income from the sale of real estate in 2022.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges and the non-core gain on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $161 million in 2024 compared to $162 million in 2023, a decrease of $1 million (1%).

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

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $76 million in both 2024 and 2023 and $85 million in 2022. The $9 million (11%) decrease in interest expense in 2024 and 2023 compared to 2022 is due primarily to the retirement of AFG’s $425 million principal amount of 3.50% Senior Notes during the first six months of 2022.

Holding Company and Other — Special A&E Charges
As a result of the in-depth internal reviews of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded pretax non-core special charges of $14 million in 2024, $15 million in 2023 and a minor charge in 2022 (included in AFG’s core operating earnings) to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The 2024 and 2023 charges reflect changes in the scope and costs of investigation and an increase in estimated remediation costs at a limited number of sites. AFG has also increased its reserve for asbestos and toxic substance exposures arising out of these operations. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $24 million in 2024, $22 million in 2023, and $17 million in 2022.

Holding Company and Other — Gain (Loss) on Retirement of Debt
During 2023, AFG repurchased $23 million principal amount of its senior notes, which resulted in a $2 million pretax non-core gain and recorded a $1 million pretax non-core loss related to the write-off of debt issue costs associated with its previous revolving credit facility, which was replaced in June 2023. During 2022, AFG retired $472 million principal amount of its senior notes, which resulted in a $9 million pretax non-core loss.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of less than $1 million in 2024 compared to net losses of $36 million in 2023, a change of $36 million (100%). AFG’s consolidated realized gains (losses) on securities were net losses of $36 million in 2023 compared to $116 million in 2022, a decrease of $80 million (69%). Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2024	2023	2022
Realized gains (losses) before impairment allowances:
Disposals	$(4)	$(33)	$(15)
Change in the fair value of equity securities	32	10	(96)
Change in the fair value of derivatives	(1)	(2)	(12)
Other	—	—	10
	27	(25)	(113)

Change in allowance for impairments on securities	(27)	(11)	(3)
Realized gains (losses) on securities	$—	$(36)	$(116)

The $33 million net realized loss from disposals in 2023 includes losses of $15 million from the sale of investments in banks and $5 million from the sale of municipal bonds.

The $32 million net realized gain from the change in the fair value of equity securities in 2024 includes gains of $21 million on investments in banks and financing companies, $8 million on investments in natural gas companies and $5 million on investments in technology companies, partially offset by losses of $6 million on investments in energy companies.

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

The $27 million change in allowance for impairments on securities in 2024 relates primarily to allowances taken on corporate bonds from a single issuer in the financial sector and fixed maturities from a single issuer in the retail sector.

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

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $237 million in 2024 compared to $221 million in 2023, an increase of $16 million (7%). AFG’s consolidated provision for income taxes was $221 million in 2023 compared to $225 million in 2022, a decrease of $4 million (2%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note C — “Segments of Operations” to the financial statements for accounting guidance adopted in the fourth quarter of 2024, which requires enhanced disclosures about significant segment expenses and a description of the composition of other segment expenses by business segment. The title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources is also required to be disclosed.

ACCOUNTING STANDARDS TO BE ADOPTED

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of December 31, 2024, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to AFG’s income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial statements. ASU 2024-04 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively. As of December 31, 2024, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

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

	2024	2023
Fair value of fixed maturity portfolio	$10,474	$10,434
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(314)	$(313)

Equity Price Risk   AFG’s equity securities are reported at fair value with holding gains and losses recognized in net earnings. At December 31, 2024 and 2023, the fair value of AFG’s equity securities totaled $751 million and $1.02 billion, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. Market prices of equity securities, in general, are subject to fluctuations, which could cause future values to differ significantly from the current reported values. General economic swings influence the performance of the underlying industries and companies within those industries. Industry and company-specific risks also have the potential to substantially affect the value of AFG’s portfolio.

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

Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2024			December 31, 2023
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2025	$—	—%	2024	$—	—%
2026	—	—%	2025	—	—%
2027	—	—%	2026	—	—%
2028	—	—%	2027	—	—%
2029	—	—%	2028	—	—%
Thereafter	1,498	4.9%	Thereafter	1,498	4.9%
Total	$1,498	4.9%	Total	$1,498	4.9%

Fair Value	$1,276		Fair Value	$1,345

Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2024. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2024, is set forth on page 80.

Item 9B. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of American Financial Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Financial Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cincinnati, Ohio
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of American Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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
As of December 31, 2024, the fair value of the Company’s fixed maturity securities totaled $10.47 billion, a portion of which are valued based on internally developed prices, using significant inputs not based on, or corroborated by, observable market information, or which are valued based on non-binding broker quotes. The fair values of these securities are determined by management applying the methodologies outlined in Note D to the consolidated financial statements. The credit spread applied by management for internally developed fixed maturity investment values and the lack of visibility into assumptions used in non-binding broker quotes are significant unobservable inputs, which create greater subjectivity when determining the fair values. Credit spread inputs are developed based on management’s review of trade activity for comparable securities and credit spreads over the treasury yield of securities with a similar duration.

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
As of December 31, 2024, the Company’s unpaid losses and loss adjustment expenses reserve liabilities net of reinsurance recoverables, net of allowance, (“reserves”) totaled $9.22 billion as disclosed in Note N to the consolidated financial statements. This liability represents management’s best estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses and is determined by using case-basis evaluations, actuarial projections, and management’s judgment. Estimating the reserves is inherently judgmental and is influenced by factors that are subject to significant variation, particularly for lines of business that develop or are paid over a long period of time or that contain exposures with high potential severities, such as workers’ compensation, other liability, and asbestos and environmental.

Auditing management’s best estimate of reserves was complex because it required the involvement of our actuarial specialists due to the highly judgmental nature of the assumptions used in the evaluation process. The significant judgment was primarily due to the sensitivity of management’s best estimate to the selection and weighting of actuarial methods, loss development factors, and expected loss ratios. These assumptions have a significant effect on the valuation of reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the process for estimating reserves. This included, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves.

With the assistance of actuarial specialists, our audit procedures included, among others, an evaluation of the Company’s selection and weighting of actuarial methods used, including consideration of methods used in prior periods and those used in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the significant assumptions, including loss development factors, and expected loss ratios, to factors historically used and current industry benchmarks. We also performed a review of the development of prior years’ reserve estimates. With the assistance of actuarial specialists, we established an independent range of reasonable reserve estimates, which we compared to management’s best estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1961.
Cincinnati, Ohio
February 25, 2025

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$1,406	$1,225
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,687 and $10,752; allowance for expected credit losses of $34 and $12)	10,398	10,377
Fixed maturities, trading at fair value	76	57
Equity securities, at fair value	751	1,018
Investments accounted for using the equity method	2,277	1,814
Mortgage loans	791	643
Real estate and other investments	153	129
Total cash and investments	15,852	15,263

Recoverables from reinsurers	5,176	4,477
Prepaid reinsurance premiums	1,013	961
Agents’ balances and premiums receivable	1,532	1,471
Deferred policy acquisition costs	320	309
Assets of managed investment entities	4,140	4,484
Other receivables	1,123	1,171
Other assets	1,375	1,346
Goodwill	305	305
Total assets	$30,836	$29,787

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$14,179	$13,087
Unearned premiums	3,584	3,451
Payable to reinsurers	1,191	1,186
Liabilities of managed investment entities	3,965	4,307
Long-term debt	1,475	1,475
Other liabilities	1,976	2,023
Total liabilities	26,370	25,529

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,978,258 and 83,635,807 shares outstanding	84	84
Capital surplus	1,411	1,372
Retained earnings	3,211	3,121
Accumulated other comprehensive income (loss), net of tax	(240)	(319)
Total shareholders’ equity	4,466	4,258
Total liabilities and shareholders’ equity	$30,836	$29,787

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2024	2023	2022
Revenues:
Net earned premiums	$7,036	$6,531	$6,085
Net investment income	780	742	717
Realized gains (losses) on:
Securities	—	(36)	(116)
Subsidiaries	—	(4)	—
Income of managed investment entities:
Investment income	380	421	268
Gain (loss) on change in fair value of assets/liabilities	4	27	(31)
Other income	124	146	117
Total revenues	8,324	7,827	7,040

Costs and Expenses:
Losses and loss adjustment expenses	4,460	4,033	3,629
Commissions and other underwriting expenses	2,007	1,935	1,718
Interest charges on borrowed money	76	76	85
Expenses of managed investment entities	338	405	230
Other expenses	319	305	255
Total costs and expenses	7,200	6,754	5,917
Earnings before income taxes	1,124	1,073	1,123
Provision for income taxes	237	221	225
Net Earnings	$887	$852	$898

Earnings per Common Share:
Total basic earnings	$10.57	$10.06	$10.55
Total diluted earnings	$10.57	$10.05	$10.53
Average number of Common Shares:
Basic	83.9	84.7	85.1
Diluted	83.9	84.8	85.3

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2024	2023	2022
Net earnings	$887	$852	$898

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	61	176	(647)
Reclassification adjustment for realized (gains) losses included in net earnings	24	34	14
Total net unrealized gains (losses) on securities	85	210	(633)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(12)	(9)	(29)
Reclassification adjustment for investment income included in net earnings	19	21	—
Total net unrealized gains (losses) on cash flow hedges	7	12	(29)
Foreign currency translation adjustments	(13)	3	(2)
Pension and other postretirement plan adjustments	—	(1)	2
Other comprehensive income (loss), net of tax	79	224	(662)

Comprehensive income	$966	$1,076	$236

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2021	84,920,965	$1,415	$3,478	$119	$5,012
Net earnings	—	—	898	—	898
Other comprehensive loss	—	—	—	(662)	(662)
Dividends ($14.31 per share)	—	—	(1,217)	—	(1,217)
Shares issued:
Exercise of stock options	182,054	7	—	—	7
Restricted stock awards	151,080	—	—	—	—
Other benefit plans	78,460	10	—	—	10
Dividend reinvestment plan	33,794	4	—	—	4
Stock-based compensation expense	—	19	—	—	19
Shares acquired and retired	(89,368)	(1)	(10)	—	(11)
Shares exchanged — benefit plans	(57,420)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(15,559)	—	—	—	—
Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	852	—	852
Other comprehensive income	—	—	—	224	224
Dividends ($8.10 per share)	—	—	(687)	—	(687)
Shares issued:
Exercise of stock options	96,953	4	—	—	4
Restricted stock awards	165,513	—	—	—	—
Other benefit plans	104,207	13	—	—	13
Dividend reinvestment plan	20,614	3	—	—	3
Stock-based compensation expense	—	18	—	—	18
Shares acquired and retired	(1,872,544)	(34)	(179)	—	(213)
Shares exchanged — benefit plans	(64,060)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(18,882)	—	—	—	—
Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	887	—	887
Other comprehensive income	—	—	—	79	79
Dividends ($9.43 per share)	—	—	(791)	—	(791)
Shares issued:
Exercise of stock options	127,719	6	—	—	6
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	100,716	13	—	—	13
Dividend reinvestment plan	22,740	3	—	—	3
Stock-based compensation expense	—	18	—	—	18
Shares exchanged — benefit plans	(53,573)	(1)	(6)	—	(7)
Forfeitures of restricted stock	(12,832)	—	—	—	—
Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2024	2023	2022
Operating Activities:
Net earnings	$887	$852	$898
Adjustments:
Depreciation and amortization	81	78	100
Realized gains (losses) on investing activities	—	38	110
Net purchases of trading securities	(26)	(5)	(2)
Change in:
Reinsurance and other receivables	(769)	(794)	(644)
Other assets	10	(19)	(138)
Insurance claims and reserves	1,225	1,318	1,105
Payable to reinsurers	5	151	115
Other liabilities	(153)	72	(69)
Managed investment entities’ assets/liabilities	(80)	305	(183)
Other operating activities, net	(28)	(26)	(139)
Net cash provided by operating activities	1,152	1,970	1,153

Investing Activities:
Purchases of:
Fixed maturities	(2,136)	(2,005)	(4,387)
Equity securities	(187)	(146)	(239)
Mortgage loans	(191)	—	(273)
Other investments	(247)	(150)	(141)
Real estate, property and equipment	(133)	(72)	(86)
Businesses	(9)	(234)	(10)
Proceeds from:
Maturities and redemptions of fixed maturities	2,145	1,310	2,511
Repayments of mortgage loans	41	34	118
Sales of fixed maturities	124	650	1,294
Sales of equity securities	179	164	174
Sales of other investments	107	78	141
Sales of real estate, property and equipment	30	3	31
Cash and cash equivalents of businesses acquired	—	26	—
Managed investment entities:
Purchases of investments	(1,880)	(1,466)	(1,515)
Proceeds from sales and redemptions of investments	2,257	2,228	1,335
Other investing activities, net	(5)	(6)	(4)
Net cash provided by (used in) investing activities	95	414	(1,051)

Financing Activities:
Reductions of long-term debt	—	(21)	(477)
Issuances of Common Stock	17	15	16
Repurchases of Common Stock	—	(213)	(11)
Cash dividends paid on Common Stock	(788)	(684)	(1,213)
Issuances of managed investment entities’ liabilities	2,336	670	1,206
Retirements of managed investment entities’ liabilities	(2,631)	(1,798)	(882)
Net cash used in financing activities	(1,066)	(2,031)	(1,361)
Net Change in Cash and Cash Equivalents	181	353	(1,259)
Cash and cash equivalents at beginning of year	1,225	872	2,131
Cash and cash equivalents at end of year	$1,406	$1,225	$872
See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	I.	Long-Term Debt
B.	Acquisitions of Businesses	J.	Leases
C.	Segments of Operations	K.	Shareholders’ Equity
D.	Fair Value Measurements	L.	Income Taxes
E.	Investments	M.	Contingencies
F.	Derivatives	N.	Insurance
G.	Managed Investment Entities	O.	Additional Information
H.	Goodwill and Other Intangibles

A.    Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2024, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Recently Adopted Accounting Standards   In the fourth quarter of 2024, AFG adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”). See Note C — “Segments of Operations” to the financial statements.

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

AFG had nonrecurring fair value measurements for the purchase price allocations related to two small acquisitions in 2024 and its acquisition of Crop Risk Services in 2023 (see Note B — “Acquisitions of Businesses”) and the write-off of a portion of goodwill related to AFG’s investment in Verikai in 2023 (see Note H — “Goodwill and Other Intangibles”). These fair value measurements were based on significant inputs that are unobservable (Level 3). There were no other material nonrecurring fair value measurements in 2024, 2023 or 2022.

Investments   Fixed maturity securities classified as “available for sale” are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (“AOCI”) in AFG’s Balance Sheet. Fixed maturity securities classified as “trading” are reported at fair value with changes in unrealized holding gains or losses during the period included in net investment income. Mortgage loans (net of any allowance) are carried primarily at the aggregate unpaid balance.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities are reported at fair value with holding gains and losses generally recorded in realized gains (losses) on securities. However, AFG records holding gains and losses on certain securities classified at purchase as “fair value through net investment income” in net investment income.

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

Credit Losses on Fixed Maturity Investments   When a decline in the value of an available for sale fixed maturity is considered to be other-than-temporary at the balance sheet date, an allowance for credit losses (impairment), including any write-off of accrued interest, is charged to earnings (included in realized gains (losses) on securities). If management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell it before recovery of its amortized cost basis, then the impairment is separated into two components: (i) the allowance related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion is measured by comparing a security’s amortized cost (net of any existing allowance) to the present value of its current expected cash flows discounted at its effective yield prior to the charge. The allowance is limited to the difference between a security’s amortized cost basis and its fair value. Subsequent increases or decreases in expected credit losses are recorded immediately in net earnings through realized gains (losses). If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment is recorded in earnings to reduce the amortized cost of that security to fair value.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. AFG’s derivatives that do not qualify for hedge accounting under GAAP consist primarily of components of certain fixed maturity securities (convertible fixed maturities and interest-only and principal-only mortgage-backed securities (“MBS”)) and a total return swap related to its deferred compensation obligations to employees.

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

At December 31, 2024, assets and liabilities of managed investment entities included $302 million in assets and $253 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

Debt Issuance Costs   Debt issuance costs related to AFG’s outstanding debt are presented in its Balance Sheet as a direct reduction in the carrying value of long-term debt and are amortized over the life of the related debt using the

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
effective interest method as a component of interest expense. Debt issuance costs related to AFG’s revolving credit facility are included in other assets in AFG’s Balance Sheet.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: 2024 – less than 0.1 million, 2023 – 0.1 million and 2022 – 0.2 million.

There were no anti-dilutive potential common shares related to stock compensation plans or adjustments to net earnings in the calculation of diluted earnings per share for the years ended December 31, 2024, 2023 or 2022.

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
B.    Acquisitions of Businesses

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

In the fourth quarter of 2024, AFG acquired an insurance agency business for $6 million, including $5 million in cash, and a consulting company for $4 million in cash. Virtually all of the purchase price for each acquisition was recorded as an amortizing intangible asset representing the fair value of the customer bases at acquisition.

In the third quarter of 2022, AFG acquired an insurance agency business for $12 million, including $10 million in cash. Virtually all of the purchase price was recorded as an amortizing intangible asset representing the fair value of the agency’s customer base at acquisition.

C.    Segments of Operations

AFG manages its business as two segments: Property and casualty insurance and Other, which includes holding company assets and costs.

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks and other specialty transportation niches, inland and ocean marine, agricultural-related products and other commercial property coverages,

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(ii) Specialty casualty, which includes primarily excess and surplus, executive and professional liability, general liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), fidelity and surety products and trade credit insurance. Premiums and underwriting profit (loss) included under Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty sub-segments and amortization of a deferred gain on a retroactive reinsurance transaction related to the sale of a business. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services. The impacts of all intercompany transactions between segments have been eliminated.

AFG’s CODMs are its Co-CEOs. The CODMs evaluate the performance of the Property and casualty insurance segment based on return on equity and underwriting profit. The CODMs use this measure to allocate resources and make capital decisions.

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in 2024, 3% in 2023 and 4% in 2022.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2024	2023
Assets
Property and casualty insurance (*)	$25,913	$24,475
Other	4,923	5,312
Total assets	$30,836	$29,787
(*)Not allocable to sub-segments.

	2024	2023	2022
Revenues
Property and casualty insurance:
Premiums earned:
Specialty
Property and transportation	$2,793	$2,519	$2,487
Specialty casualty	2,967	2,886	2,659
Specialty financial	1,032	867	698
Other specialty	244	259	241
Total premiums earned	7,036	6,531	6,085
Net investment income	784	729	683
Other income	8	16	12
Total property and casualty insurance	7,828	7,276	6,780
Other	496	591	376
Total revenues before realized gains (losses)	8,324	7,867	7,156
Realized gains (losses) on securities	—	(36)	(116)
Realized loss on subsidiary	—	(4)	—
Total revenues	$8,324	$7,827	$7,040

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2024	2023	2022
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$211	$184	$208
Specialty casualty	340	375	500
Specialty financial	134	110	114
Other specialty	(59)	(36)	(42)
Other lines	(6)	(2)	(4)
Total underwriting (a)	620	631	776
Investment and other income, net (b)	708	673	643
Total property and casualty insurance	1,328	1,304	1,419
Other (c)	(204)	(191)	(180)
Total earnings before realized gains (losses) and income taxes	1,124	1,113	1,239
Realized gains (losses) on securities	—	(36)	(116)
Realized loss on subsidiary	—	(4)	—
Total earnings before income taxes	$1,124	$1,073	$1,123
(a)Significant segment expenses, which are losses and loss adjustment expenses and commissions and other underwriting expenses, are shown in the table below by sub-segment.
(b)Includes the amortization of intangibles and other miscellaneous expenses.
(c)Includes the expenses of the managed investment entities, interest charges on borrowed money and salaries, depreciation and other general expenses. Additionally, includes a gain on retirement of debt of $1 million in 2023 and a loss on retirement of debt of $9 million in 2022, and special charges of $14 million and $15 million in 2024 and 2023, respectively, to increase asbestos and environmental liabilities related to AFG’s former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions) for the years ended:

	2024	2023	2022
Property and casualty insurance:
Specialty:
Property and transportation:
Premiums earned	$2,793	$2,519	$2,487
Losses and loss adjustment expenses	1,952	1,741	1,735
Commissions and other underwriting expenses	630	594	544
Underwriting profit	$211	$184	$208

Specialty casualty:
Premiums earned	$2,967	$2,886	$2,659
Losses and loss adjustment expenses	1,853	1,739	1,453
Commissions and other underwriting expenses	774	772	706
Underwriting profit	$340	$375	$500

Specialty financial:
Premiums earned	$1,032	$867	$698
Losses and loss adjustment expenses	429	328	238
Commissions and other underwriting expenses	469	429	346
Underwriting profit	$134	$110	$114

Other Specialty:
Premiums earned	$244	$259	$241
Losses and loss adjustment expenses	215	207	199
Commissions and other underwriting expenses	88	88	84
Underwriting loss	$(59)	$(36)	$(42)

Other lines:
Losses and loss adjustment expenses	$6	$2	$4
Underwriting loss	$(6)	$(2)	$(4)

Total property and casualty insurance segment:
Premiums earned	$7,036	$6,531	$6,085
Losses and loss adjustment expenses	4,455	4,017	3,629
Commissions and other underwriting expenses	1,961	1,883	1,680
Underwriting profit	$620	$631	$776

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

The contingent consideration liability related to the 2021 acquisition of Verikai, was measured using a weighted probability-based income approach which includes significant unobservable inputs and is classified as Level 3 and represented the fair value of the up to $50 million in potential acquisition-related contingent consideration. Due to slower than anticipated growth in the business supported by the Verikai technology, the fair value of this liability was reduced to zero in the third quarter of 2023. The $22 million gain from this change in fair value and a goodwill impairment charge of $26 million related to Verikai (see Note H — “Goodwill and Other Intangibles”) is included in realized gain (loss) on subsidiaries in AFG’s Statement of Earnings.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. Government and government agencies	$173	$—	$—	$173
States, municipalities and political subdivisions	—	858	1	859
Foreign government	—	237	—	237
Residential MBS	—	1,988	1	1,989
Commercial MBS	—	51	—	51
Collateralized loan obligations	—	1,237	—	1,237
Other asset-backed securities	—	2,060	296	2,356
Corporate and other	12	3,014	470	3,496
Total AFS fixed maturities	185	9,445	768	10,398
Trading fixed maturities	—	50	26	76
Equity securities	419	40	292	751
Assets of managed investment entities (“MIE”)	419	3,711	10	4,140
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,023	$13,247	$1,096	$15,366
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	402	3,553	10	3,965
Other liabilities — derivatives	—	18	—	18
Total liabilities accounted for at fair value	$402	$3,571	$12	$3,985

December 31, 2023
Assets:
Available for sale fixed maturities:
U.S. Government and government agencies	$235	$1	$—	$236
States, municipalities and political subdivisions	—	982	2	984
Foreign government	—	230	—	230
Residential MBS	—	1,656	2	1,658
Commercial MBS	—	74	—	74
Collateralized loan obligations	—	1,686	1	1,687
Other asset-backed securities	—	2,011	351	2,362
Corporate and other	9	2,757	380	3,146
Total AFS fixed maturities	244	9,397	736	10,377
Trading fixed maturities	—	57	—	57
Equity securities	500	33	485	1,018
Assets of managed investment entities	335	4,140	9	4,484
Other assets — derivatives	—	6	—	6
Total assets accounted for at fair value	$1,079	$13,633	$1,230	$15,942
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	322	3,976	9	4,307
Other liabilities — derivatives	—	22	—	22
Total liabilities accounted for at fair value	$322	$3,998	$11	$4,331

Approximately 7% of the total assets carried at fair value at December 31, 2024, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately $932 million (85%) of the total fair value of Level 3 assets at December 31, 2024. Approximately 69% ($647 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed Level 3 investments ($285 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 11% ($118 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 4% ($46 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2024, 2023 and 2022 are presented below (in millions). The transfers into and out of Level 3 were generally due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2024
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	2	—	—	—	(1)	—	—	1
Residential MBS	2	—	—	—	—	—	(1)	1
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	(1)	—	—	—	—	—	—
Other asset-backed securities	351	(1)	8	59	(100)	5	(26)	296
Corporate and other	380	16	6	105	(31)	4	(10)	470
Total AFS fixed maturities	736	14	14	164	(132)	9	(37)	768
Trading fixed maturities	—	2	—	24	—	—	—	26
Equity securities (*)	485	60	—	174	(57)	—	(370)	292
Assets of MIE	9	—	(5)	6	—	—	—	10
Total Level 3 assets	$1,230	$76	$9	$368	$(189)	$9	$(407)	$1,096

Contingent consideration — acquisitions	$(2)	$(1)	$—	$(1)	$2	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$(1)	$—	$(1)	$2	$—	$—	$(2)
(*)Transfers out primarily relate to investments now accounted for using the equity method.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2024
Financial assets:
Cash and cash equivalents	$1,406	$1,406	$1,406	$—	$—
Mortgage loans	791	754	—	—	754
Total financial assets not accounted for at fair value	$2,197	$2,160	$1,406	$—	$754

Long-term debt	$1,475	$1,276	$—	$1,273	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,276	$—	$1,273	$3

2023
Financial assets:
Cash and cash equivalents	$1,225	$1,225	$1,225	$—	$—
Mortgage loans	643	596	—	—	596
Total financial assets not accounted for at fair value	$1,868	$1,821	$1,225	$—	$596

Long-term debt	$1,475	$1,345	$—	$1,342	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,345	$—	$1,342	$3

E.    Investments

Available for sale fixed maturities at December 31 consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
December 31, 2024
Fixed maturities:
U.S. Government and government agencies	$176	$—	$—	$(3)	$(3)	$173
States, municipalities and political subdivisions	905	—	3	(49)	(46)	859
Foreign government	236	—	2	(1)	1	237
Residential MBS	2,122	1	22	(154)	(132)	1,989
Commercial MBS	51	—	—	—	—	51
Collateralized loan obligations	1,243	4	10	(12)	(2)	1,237
Other asset-backed securities	2,412	6	19	(69)	(50)	2,356
Corporate and other	3,542	23	42	(65)	(23)	3,496
Total fixed maturities	$10,687	$34	$98	$(353)	$(255)	$10,398

December 31, 2023
Fixed maturities:
U.S. Government and government agencies	$243	$—	$1	$(8)	$(7)	$236
States, municipalities and political subdivisions	1,014	—	8	(38)	(30)	984
Foreign government	236	—	1	(7)	(6)	230
Residential MBS	1,788	1	26	(155)	(129)	1,658
Commercial MBS	75	—	—	(1)	(1)	74
Collateralized loan obligations	1,709	3	9	(28)	(19)	1,687
Other asset-backed securities	2,477	5	10	(120)	(110)	2,362
Corporate and other	3,210	3	52	(113)	(61)	3,146
Total fixed maturities	$10,752	$12	$107	$(470)	$(363)	$10,377

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at December 31 (in millions):

	2024			2023
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$304	$336	$32	$512	$586	$74
Perpetual preferred stocks	380	415	35	422	432	10
Total equity securities carried at fair value	$684	$751	$67	$934	$1,018	$84

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

	Carrying Value		Net Investment Income
	December 31, 2024	December 31, 2023	2024	2023	2022
Real estate-related investments (*)	$1,392	$1,320	$8	$85	$233
Private equity	804	457	32	9	32
Private debt	81	37	6	5	2
Total investments accounted for using the equity method	$2,277	$1,814	$46	$99	$267
(*)88% and 92% of the carrying value relates to underlying investments in multi-family properties as of December 31, 2024 and December 31, 2023, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $457 million and $418 million as of December 31, 2024 and December 31, 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
December 31, 2024
Fixed maturities:
U.S. Government and government agencies	$—	$35	100%	$(3)	$105	97%
States, municipalities and political subdivisions	(5)	256	98%	(44)	470	91%
Foreign government	—	98	100%	(1)	50	98%
Residential MBS	(6)	452	99%	(148)	916	86%
Commercial MBS	—	14	100%	—	16	100%
Collateralized loan obligations	—	—	—%	(12)	247	95%
Other asset-backed securities	(4)	318	99%	(65)	1,201	95%
Corporate and other	(10)	605	98%	(55)	1,151	95%
Total fixed maturities	$(25)	$1,778	99%	$(328)	$4,156	93%

December 31, 2023
Fixed maturities:
U.S. Government and government agencies	$—	$11	100%	$(8)	$191	96%
States, municipalities and political subdivisions	(1)	76	99%	(37)	526	93%
Foreign government	—	—	—%	(7)	207	97%
Residential MBS	(1)	42	98%	(154)	1,089	88%
Commercial MBS	—	—	—%	(1)	61	98%
Collateralized loan obligations	—	25	100%	(28)	807	97%
Other asset-backed securities	(1)	151	99%	(119)	1,663	93%
Corporate and other	(4)	123	97%	(109)	1,455	93%
Total fixed maturities	$(7)	$428	98%	$(463)	$5,999	93%

At December 31, 2024, the gross unrealized losses on fixed maturities of $353 million relate to approximately 1,350 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 96% of the gross unrealized loss and 97% of the fair value of securities with unrealized losses.

To evaluate fixed maturities for expected credit losses (impairment), management considers whether the unrealized loss is credit-driven or a result of changes in market interest rates, the extent to which fair value is less than cost basis, historical operating, balance sheet and cash flow data from the issuer, third party research, communications with industry specialists and discussions with issuer management.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2024.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured securities (*)	Corporate and other	Total
Balance at December 31, 2021	$8	$1	$9
Provision for expected credit losses on securities with no previous allowance	4	1	5
Reductions to previously recognized expected credit losses	(2)	—	(2)
Reductions due to sales or redemptions	—	(1)	(1)
Balance at December 31, 2022	10	1	11
Provision for expected credit losses on securities with no previous allowance	1	8	9
Additions (reductions) to previously recognized expected credit losses	2	(1)	1
Reductions due to sales or redemptions	(4)	(5)	(9)
Balance at December 31, 2023	9	3	12
Provision for expected credit losses on securities with no previous allowance	1	25	26
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	(5)	(5)
Balance at December 31, 2024	$11	$23	$34
(*)Includes MBS, collateralized loan obligations and other asset-backed securities (“ABS”).

In 2024, 2023 and 2022, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of December 31, 2024 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized Cost, net (*)	Fair Value
		Amount	%
Maturity
One year or less	$552	$540	5%
After one year through five years	2,738	2,704	26%
After five years through ten years	1,296	1,286	12%
After ten years	250	235	2%
	4,836	4,765	45%
Collateralized loan obligations and other ABS (average life of approximately 3 years)	3,645	3,593	35%
MBS (average life of approximately 6 years)	2,172	2,040	20%
Total	$10,653	$10,398	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2024 or 2023.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows (in millions) investment income earned and investment expenses incurred.

	2024	2023	2022
Investment income:
Fixed maturities:
Interest and amortization	$544	$502	$376
Change in fair value (*)	17	(3)	—
Equity securities:
Dividends	29	34	39
Change in fair value	57	36	(2)
Equity in earnings of partnerships and similar investments	46	99	267
Cash and cash equivalents	56	43	11
Other	53	47	42
Gross investment income	802	758	733
Investment expenses	(22)	(16)	(16)
Net investment income	$780	$742	$717
(*)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	2024				2023
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(5)	$(27)	$(32)	$108	$(35)	$(10)	$(45)	$267
Equity securities	32	—	32	—	10	—	10	—
Mortgage loans and other investments	—	—	—	—	—	(1)	(1)	—
Total pretax	27	(27)	—	108	(25)	(11)	(36)	267
Tax effects	(6)	6	—	(23)	5	3	8	(57)
Net of tax	$21	$(21)	$—	$85	$(20)	$(8)	$(28)	$210

	2022
	Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(27)	$(3)	$(30)	$(803)
Equity securities	(96)	—	(96)	—
Mortgage loans and other investments	10	—	10	—
Total pretax	(113)	(3)	(116)	(803)
Tax effects	23	1	24	170
Net of tax	$(90)	$(2)	$(92)	$(633)

All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during 2024, 2023 and 2022 on securities that were still owned at December 31 of each year presented as follows (in millions):

	2024	2023	2022
Included in realized gains (losses)	$24	$(2)	$(95)
Included in net investment income	56	36	5
	$80	$34	$(90)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	2024	2023	2022
Gross gains	$1	$5	$3
Gross losses	(5)	(38)	(18)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2024		December 31, 2023
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$1	$14	$1	$22

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	81	—	81	—
Total return swap	Other assets/Other liabilities	—	4	5	—
		$82	$18	$87	$22

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between January 2025 and October 2029) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.05 billion at December 31, 2024 compared to $1.30 billion at December 31, 2023, reflecting scheduled amortization, partially offset by one new swap in 2024 ($20 million notional amount at issuance). Amounts reclassified from AOCI to net earnings were losses of $24 million and $26 million in 2024 and 2023, respectively, and income of less than $1 million (net) in 2022. Based on forward interest rate curves at December 31, 2024, management estimates that it will reclassify approximately $8 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $27 million and $48 million at December 31, 2024 and December 31, 2023, respectively, is included in other assets in AFG’s Balance Sheet.

The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and interest-only and principal-only MBS. AFG records the change in the fair value of these securities in net earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. AFG’s Balance Sheet includes a $4 million receivable for collateral posted related to the swap (included in other assets) at December 31, 2024, and a $5 million liability to return collateral related to the swap (included in other liabilities) at December 31, 2023.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for 2024, 2023 and 2022 (in millions):

	Statement of Earnings Line	2024	2023	2022
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(24)	$(26)	$—

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(1)	(2)	(12)
Fixed maturities with embedded derivatives	Net investment income	17	(4)	—
Total return swap	Other expenses	9	13	(5)
Earnings (losses) on non-designated hedges		25	7	(17)
Total earnings (losses) on derivatives		$1	$(19)	$(17)

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $175 million (including $115 million invested in the most subordinate tranches and $49 million invested in a temporary warehousing entity) at December 31, 2024.

In 2024, AFG formed two new CLOs, which issued an aggregate $813 million face amount of liabilities (including $73 million face amount purchased by AFG). In 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG). In 2022, AFG formed two new CLOs, which issued an aggregate $754 million face amount of liabilities (including $48 million face amount purchased by AFG). In 2024 and 2023, one and four CLOs were substantially liquidated in accordance with the CLO indentures, respectively.

The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	2024	2023	2022
Balance at beginning of period	$137	$112	$76
Purchases	62	32	66
Sales	(63)	—	—
Distributions	(41)	(34)	(18)
Change in fair value	29	27	(11)
Change in accrued interest	1	—	(1)
Balance at end of period (*)	$125	$137	$112
(*)Excludes $49 million, $38 million and $3 million invested in temporary warehousing entities at December 31, 2024, 2023 and 2022, respectively, that were established to provide AFG the ability to form new CLOs.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2024	2023	2022
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(2)	$144	$(267)
Liabilities	6	(117)	236
Management fees paid to AFG	13	16	17
CLO earnings (losses) attributable to AFG	33	27	(10)
(*)Included in revenues in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $66 million and $109 million at December 31, 2024 and 2023, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $172 million and $253 million at those dates, respectively. The CLO assets include loans with an aggregate fair value of $3 million at December 31, 2024 and $7 million at December 31, 2023, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $5 million at December 31, 2024 and $13 million at December 31, 2023).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.24 billion at December 31, 2024 and $1.69 billion at December 31, 2023.

H.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill during 2023 and 2024 are presented in the following table (in millions):

Balance at December 31, 2022	$246
Purchase of CRS	85
Goodwill impairment charge related to investment in Verikai	(26)
Balance at December 31, 2023 and 2024	$305

AFG recorded a goodwill impairment charge of $26 million in 2023 related to its investment in Verikai (included in the property and casualty insurance segment). The impairment indicator was slower than anticipated growth in the business supported by the Verikai technology relative to what was projected at acquisition. Management utilized the discounted cash flow method of the income approach to calculate the impairment charge. This charge and the impact of reducing the fair value of the contingent consideration related to the Verikai acquisition (see Note D — “Fair Value Measurements”) are included in realized loss on subsidiaries in AFG’s Statement of Earnings.

Included in other assets in AFG’s Balance Sheet is $203 million at December 31, 2024 and $213 million at December 31, 2023 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $59 million and $39 million, respectively. Amortization of intangibles was $20 million in 2024, $15 million in 2023 and $11 million in 2022. The decrease in amortizable intangible assets during 2024 is a result of the amortization discussed previously, partially offset by an increase in amortizable intangible assets related to the fair value of the customer bases of AFG’s acquisitions in the fourth quarter of 2024 (see Note B — “Acquisitions of Businesses”).

Future amortization of intangibles (weighted average amortization period of 5 years is estimated to be $20 million per year in 2025 and 2026, $21 million in 2027, $18 million in 2028, $17 million in 2029 and $107 million thereafter.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2024			2023
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.25% Senior Notes due April 2030	253	(4)	249	253	(4)	249
Other	3	—	3	3	—	3
	823	(5)	818	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,498	$(23)	$1,475	$1,498	$(23)	$1,475

At December 31, 2024, there are no scheduled principal payments on debt for the subsequent five years.

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

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at December 31, 2024 or December 31, 2023.

Cash interest payments on long-term debt were $74 million in both 2024 and 2023 and $89 million in 2022.

J.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance or short-term leases at December 31, 2024 or December 31, 2023.

AFG’s operating lease right-of-use asset and operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet at December 31 and are presented in the following table (in millions):

	2024	2023
Right-of-use asset	$212	$176
Lease liability	232	198

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table details AFG’s lease activity for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Operating lease expense included in other expenses	$41	$36	$36
Sublease income (*)	—	—	(2)
Total lease expense, net of sublease income	$41	$36	$34
(*)Sublease income consisted of rent from third parties of office space and is included in other income in AFG’s Statement of Earnings.

Other operating lease information for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Cash paid for lease liabilities reported in operating cash flows	$40	$38	$38
Right-of-use assets obtained under new leases	68	102	11

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at December 31, 2024 (in millions):

Operating lease payments:
2025	$40
2026	37
2027	34
2028	29
2029	24
Thereafter	164
Total lease payments	328
Impact of discounting	(96)
Operating lease liability	$232

Weighted-average remaining lease term	12.6 years
Weighted-average discount rate	5.3%

K.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2024, there were 2.4 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plans.

The restricted Common Stock that AFG has granted generally vests over a four-year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2024	572,892	$120.28
Granted	157,681	$126.24
Vested	(151,377)	$105.96
Forfeited	(12,832)	$127.26
Outstanding at December 31, 2024	566,364	$125.61

The total fair value of restricted stock that vested during 2024, 2023 and 2022 was $19 million, $25 million and $23 million, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG has not granted any stock options since 2015. There are 18,932 options outstanding and exercisable as of December 31, 2024, all of which expired in February 2025.

The total intrinsic value of options exercised during 2024, 2023 and 2022 was $10 million, $8 million and $18 million, respectively. During 2024, 2023 and 2022, AFG received $6 million, $4 million and $7 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was $2 million, $1 million and $3 million during those years, respectively.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $18 million for 2024, $18 million for 2023 and $19 million for 2022. AFG’s provision for income tax includes tax benefits of $7 million in 2024, $6 million in 2023 and $8 million in 2022 related to AFG’s stock incentive plans. At December 31, 2024, there was $32 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average of 2.5 years. At December 31, 2024, there was no unrecognized compensation expense related to unvested stock options.

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

The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Year ended December 31, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$77	$(16)	$61
Reclassification adjustment for realized (gains) losses included in net earnings (*)		31	(7)	24
Total net unrealized gains (losses) on securities	$(287)	108	(23)	85	$(202)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(16)	4	(12)
Reclassification adjustment for investment income included in net earnings (*)		24	(5)	19
Total net unrealized gains (losses) on cash flow hedges	(17)	8	(1)	7	(10)
Foreign currency translation adjustments	(17)	(12)	(1)	(13)	(30)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$104	$(25)	$79	$(240)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Year ended December 31, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$224	$(48)	$176
Reclassification adjustment for realized (gains) losses included in net earnings (*)		43	(9)	34
Total net unrealized gains (losses) on securities	$(497)	267	(57)	210	$(287)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(11)	2	(9)
Reclassification adjustment for investment income included in net earnings (*)		26	(5)	21
Total net unrealized gains (losses) on cash flow hedges	(29)	15	(3)	12	(17)
Foreign currency translation adjustments	(20)	2	1	3	(17)
Pension and other postretirement plan adjustments	3	(1)	—	(1)	2
Total	$(543)	$283	$(59)	$224	$(319)

Year ended December 31, 2022
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(821)	$174	$(647)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		18	(4)	14
Total net unrealized gains (losses) on securities	$136	(803)	170	(633)	$(497)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(37)	8	(29)
Reclassification adjustment for investment income included in net earnings (*)		—	—	—
Total net unrealized gains (losses) on cash flow hedges	—	(37)	8	(29)	(29)
Foreign currency translation adjustments	(18)	(1)	(1)	(2)	(20)
Pension and other postretirement plan adjustments	1	2	—	2	3
Total	$119	$(839)	$177	$(662)	$(543)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Pretax - Net unrealized gains (losses) on pension and other postretirement plans	Other expenses
Tax	Provision for income taxes

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2024		2023		2022
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$1,124		$1,073		$1,123

Income taxes at statutory rate	$236	21%	$225	21%	$236	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(5)	(1%)	(5)	(1%)	(8)	(1%)
Tax exempt interest	(5)	(1%)	(5)	(1%)	(6)	(1%)
Stock-based compensation	(3)	—%	(2)	—%	(5)	—%
Change in valuation allowance	(3)	—%	(2)	—%	(9)	(1%)
Dividend received deduction	(1)	—%	(2)	—%	(2)	—%
Nondeductible expenses	7	1%	11	1%	8	1%
Adjustment related to sale of subsidiary (*)	4	1%	—	—%	—	—%
Adjustment to prior year taxes	1	—%	(5)	—%	(3)	—%
Foreign operations	2	—%	6	1%	7	1%
Other	4	—%	—	—%	7	—%
Provision for income taxes as shown in the statement of earnings	$237	21%	$221	21%	$225	20%
(*)In 2024, AFG recorded $4 million in net tax expense related to a pending IRS settlement regarding the sale of a subsidiary in a prior year.

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

AFG’s 2013 — 2018 and 2021 — 2024 tax years remain subject to examination by the IRS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Total earnings before income taxes include earnings subject to tax in foreign jurisdictions of $36 million in 2024, $32 million in 2023 and $64 million in 2022.

The total income tax provision consists of (in millions):

	2024	2023	2022
Current taxes:
Federal	$218	$176	$192
State	11	9	10
Foreign	—	(1)	1
Deferred taxes:
Federal	8	37	22
Provision for income taxes	$237	$221	$225
For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2024 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2025 - 2041	$8
Operating Loss – United Kingdom	indefinite	35	(*)
(*)£28 million

Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2024	2023
Deferred tax assets:
Federal net operating loss carryforwards	$2	$2
Foreign underwriting losses	10	10
Insurance claims and reserves	283	269
Employee benefits	114	111
Lease liabilities	45	38
Other, net	20	23
Total deferred tax assets before valuation allowance	474	453
Valuation allowance against deferred tax assets	(11)	(14)
Total deferred tax assets	463	439
Deferred tax liabilities:
Investment securities	(233)	(177)
Deferred policy acquisition costs	(73)	(70)
Insurance claims and reserves transition liability	(4)	(8)
Lease right of use assets	(42)	(36)
Real estate, property and equipment	(7)	(12)
Total deferred tax liabilities	(359)	(303)
Net deferred tax asset	$104	$136

AFG’s net deferred tax asset at December 31, 2024 and 2023 is included in other assets in AFG’s Balance Sheet. The decrease in AFG’s net deferred tax asset at December 31, 2024 compared to December 31, 2023 reflects lower net unrealized losses on fixed maturities and the increase in fair value of equity securities and carrying value of limited partnership investments still owned.

The likelihood of realizing deferred tax assets is reviewed periodically. Any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

At December 31, 2024, there were no unrecognized tax benefits or related interest and penalties. At December 31, 2023, there were unrecognized tax benefits and related interest and penalties of less than $1 million. AFG’s provision for income

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
taxes in 2024, 2023 and 2022 included interest expense of less than $1 million related to unrecognized tax benefits. There were liabilities of less than $1 million for interest related to unrecognized tax benefits at December 31, 2023. There were no penalties related to unrecognized tax benefits included in AFG’s provision for income taxes in 2024, 2023 and 2022. There is no liability for penalties related to unrecognized tax benefits at December 31, 2023.

Cash payments for income taxes, net of refunds, were $201 million for both 2024 and 2023 and $242 million for 2022.

M.    Contingencies

Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a range of reasonably possible losses cannot be estimated. Accruals (included in other liabilities) have been recorded for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by Penn Central Transportation Company (“PCTC”), the predecessor to APU Consolidated, Inc. (including its subsidiaries, “APU”) prior to PCTC’s bankruptcy reorganization in 1978, and certain manufacturing operations disposed of by APU and Great American Financial Resources, Inc. (“GAFRI”).

AFG completed in-depth internal reviews of its asbestos and environmental (“A&E”) reserves in the third quarters of 2024, 2023 and 2022. The 2024 and 2023 internal reviews resulted in pretax special A&E charges of $14 million and $15 million, respectively, for the former railroad and manufacturing operations. The 2022 review resulted in a small adjustment to AFG’s A&E reserves.

The property and casualty group’s liability for A&E reserves was $494 million at December 31, 2024; related recoverables from reinsurers (net of allowances for doubtful accounts) at that date were $135 million.

At December 31, 2024, APU and its subsidiaries had liabilities for environmental and personal injury claims and other contingencies aggregating $84 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes.

At December 31, 2024, GAFRI had a liability of $7 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

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

N.    Insurance

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.15 billion at December 31, 2024, were on deposit as required by regulatory authorities.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 4.5% at both December 31, 2024 and December 31, 2023, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $8 million at December 31, 2024 and $9 million at December 31, 2023).

The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2024	2023	2022
Balance at beginning of period	$13,087	$11,974	$11,074
Less reinsurance recoverables, net of allowance	4,288	3,767	3,419
Net liability at beginning of period	8,799	8,207	7,655
Provision for losses and LAE occurring in the current year	4,524	4,256	3,914
Net decrease in the provision for claims of prior years	(64)	(223)	(285)
Total losses and LAE incurred	4,460	4,033	3,629
Payments for losses and LAE of:
Current year	(1,497)	(1,261)	(1,212)
Prior years	(2,537)	(2,181)	(1,870)
Total payments	(4,034)	(3,442)	(3,082)
Foreign currency translation and other	(3)	1	5
Net liability at end of period	9,222	8,799	8,207
Add back reinsurance recoverables, net of allowance	4,957	4,288	3,767
Gross unpaid losses and LAE included in the balance sheet	$14,179	$13,087	$11,974

The net decrease in the provision for claims of prior years in 2024 reflects (i) lower than anticipated losses in the crop business, lower than expected claim severity in the property and inland marine and aviation businesses and lower than anticipated claim frequency and severity in the ocean marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the financial institutions and fidelity businesses and lower than expected claim frequency in the trade credit business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim frequency and severity in the umbrella and excess liability and social services businesses and higher than expected claim severity in the public sector and general liability businesses (within the Specialty casualty sub-segment), (ii) higher than anticipated claim severity in the innovative markets and surety businesses (within the Specialty financial sub-segment) and (iii) net adverse development associated with AFG’s internal reinsurance program (within Other specialty).

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

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2024
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,696
Specialty casualty	5,266
Specialty financial	405
Other specialty	597
Total Specialty (excluding foreign reserves)	7,964

Other reserves
Foreign operations	406
A&E reserves	359
Unallocated LAE	435
Other	58
Total other reserves	1,258
Total reserves, net of reinsurance	9,222

Add back reinsurance recoverables, net of allowance	4,957
Gross unpaid losses and LAE included in the balance sheet	$14,179

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

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2024
	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$818	$784	$779	$777	$777	$772	$768	$769	$769	$769	$3	135,094
2016		746	716	714	706	694	688	689	689	686	5	121,410
2017			889	847	843	823	816	820	820	817	7	141,023
2018				932	902	886	876	882	876	878	9	130,781
2019					1,111	1,058	1,051	1,055	1,057	1,059	18	154,370
2020						1,043	974	957	949	948	22	122,246
2021							1,119	1,023	1,022	1,028	50	123,746
2022								1,393	1,316	1,313	100	137,902
2023									1,472	1,392	178	143,664
2024										1,592	419	156,368
									Total	$10,482

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	% (a)
2015	$359	$582	$667	$707	$736	$744	$750	$755	$761	$762	99.1%
2016		294	521	577	618	640	656	665	672	674	98.3%
2017			379	640	696	735	755	783	794	804	98.4%
2018				396	676	738	781	824	838	852	97.0%
2019					527	823	904	959	998	1,023	96.6%
2020						461	726	804	857	896	94.5%
2021							449	767	867	935	91.0%
2022								587	1,018	1,119	85.2%
2023									562	1,065	76.5%
2024										678	42.6%
									Total	$8,808
				Unpaid losses and LAE — years 2015 through 2024						1,674
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								22
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,696

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	45.1%	31.3%	8.3%	5.5%	3.7%	2.2%	1.3%	1.0%	0.5%	0.1%
Cumulative	45.1%	76.4%	84.7%	90.2%	93.9%	96.1%	97.4%	98.4%	98.9%	99.0%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2024).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2024
	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,081	$1,043	$1,041	$1,042	$1,024	$1,021	$1,015	$1,007	$1,002	$1,019	$45	58,641
2016		1,131	1,122	1,116	1,101	1,090	1,069	1,046	1,036	1,035	57	56,831
2017			1,211	1,221	1,204	1,189	1,162	1,139	1,139	1,149	88	57,492
2018				1,277	1,307	1,302	1,262	1,269	1,264	1,263	137	59,615
2019					1,308	1,311	1,322	1,280	1,284	1,286	178	60,028
2020						1,352	1,329	1,258	1,232	1,232	225	54,632
2021							1,384	1,389	1,342	1,319	349	56,929
2022								1,475	1,503	1,516	497	59,184
2023									1,648	1,670	764	62,764
2024										1,685	1,067	55,113
									Total	$13,174

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	% (a)
2015	$178	$411	$577	$702	$792	$844	$888	$913	$934	$946	92.8%
2016		186	418	584	713	806	870	906	938	951	91.9%
2017			200	422	612	755	833	902	959	1,007	87.6%
2018				210	475	649	794	901	991	1,046	82.8%
2019					212	455	651	795	913	994	77.3%
2020						188	446	613	757	887	72.0%
2021							191	438	625	794	60.2%
2022								198	507	771	50.9%
2023									248	596	35.7%
2024										267	15.8%
									Total	$8,259
				Unpaid losses and LAE — years 2015 through 2024						4,915
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								351
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$5,266

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	15.9%	20.6%	15.4%	12.1%	8.8%	6.1%	4.3%	3.2%	1.7%	1.2%
Cumulative	15.9%	36.5%	51.9%	64.0%	72.8%	78.9%	83.2%	86.4%	88.1%	89.3%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2024).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2024
	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$156	$160	$158	$153	$145	$138	$136	$135	$133	$133	$—	37,631
2016		179	184	187	182	174	170	173	172	172	—	45,186
2017			212	215	212	208	203	202	210	210	5	48,843
2018				212	217	219	207	201	198	197	5	46,813
2019					194	198	191	186	182	178	4	41,970
2020						231	215	202	193	191	12	29,772
2021							223	201	187	179	16	27,467
2022								243	234	222	29	24,054
2023									310	329	75	24,393
2024										383	157	20,590
									Total	$2,194

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	% (a)
2015	$72	$110	$129	$133	$132	$134	$134	$134	$133	$132	99.2%
2016		88	141	158	161	163	164	171	172	172	100.0%
2017			120	169	186	194	193	192	194	196	93.3%
2018				112	163	187	188	192	193	193	98.0%
2019					99	146	164	168	170	172	96.6%
2020						100	144	159	162	167	87.4%
2021							98	136	146	156	87.2%
2022								108	164	187	84.2%
2023									150	230	69.9%
2024										176	46.0%
									Total	$1,781
				Unpaid losses and LAE — years 2015 through 2024						413
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								(8)
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$405

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	52.2%	25.4%	9.8%	2.6%	1.0%	0.6%	1.3%	0.5%	(0.4%)	(0.8%)
Cumulative	52.2%	77.6%	87.4%	90.0%	91.0%	91.6%	92.9%	93.4%	93.0%	92.2%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2024).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other specialty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2024
	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims (a)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$59	$60	$63	$66	$76	$82	$84	$87	$87	$88	$2	—
2016		61	61	65	71	76	77	78	77	77	6	—
2017			63	65	70	81	88	95	97	107	7	—
2018				86	90	92	94	100	111	113	14	—
2019					108	107	108	111	119	134	20	—
2020						122	117	129	126	141	29	—
2021							135	141	138	143	52	—
2022								159	152	153	72	—
2023									201	189	104	—
2024										165	132	—
									Total	$1,310

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	% (b)
2015	$10	$26	$31	$50	$62	$69	$75	$76	$81	$84	95.5%
2016		9	19	31	47	53	60	64	66	68	88.3%
2017			10	19	30	52	63	76	83	93	86.9%
2018				12	23	32	44	60	77	87	77.0%
2019					9	24	49	61	79	95	70.9%
2020						9	21	44	66	93	66.0%
2021							8	27	49	73	51.0%
2022								11	35	67	43.8%
2023									29	59	31.2%
2024										17	10.3%
									Total	$736
				Unpaid losses and LAE — years 2015 through 2024						574
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								23
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$597

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	9.5%	12.7%	13.8%	16.4%	13.1%	11.2%	6.9%	4.4%	4.1%	3.4%
Cumulative	9.5%	22.2%	36.0%	52.4%	65.5%	76.7%	83.6%	88.0%	92.1%	95.5%
(a)The amounts shown in Other specialty represent business assumed by AFG’s internal reinsurance program from the operations that make up AFG’s other Specialty property and casualty insurance sub-segments. Accordingly, the liability for incurred claims and allocated LAE represents additional reserves held on claims counted in the tables provided for the other sub-segments (above).
(b)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2024).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2024
	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$2,114	$2,047	$2,041	$2,038	$2,022	$2,013	$2,003	$1,998	$1,991	$2,009	$50	231,366
2016		2,117	2,083	2,082	2,060	2,034	2,004	1,986	1,974	1,970	68	223,427
2017			2,375	2,348	2,329	2,301	2,269	2,256	2,266	2,283	107	247,358
2018				2,507	2,516	2,499	2,439	2,452	2,449	2,451	165	237,209
2019					2,721	2,674	2,672	2,632	2,642	2,657	220	256,368
2020						2,748	2,635	2,546	2,500	2,512	288	206,650
2021							2,861	2,754	2,689	2,669	467	208,142
2022								3,270	3,205	3,204	698	221,140
2023									3,631	3,580	1,121	230,821
2024										3,825	1,775	232,071
									Total	$27,160

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2015–2023 is Supplementary Information and Unaudited)
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	% (a)
2015	$619	$1,129	$1,404	$1,592	$1,722	$1,791	$1,847	$1,878	$1,909	$1,924	95.8%
2016		577	1,099	1,350	1,539	1,662	1,750	1,806	1,848	1,865	94.7%
2017			709	1,250	1,524	1,736	1,844	1,953	2,030	2,100	92.0%
2018				730	1,337	1,606	1,807	1,977	2,099	2,178	88.9%
2019					847	1,448	1,768	1,983	2,160	2,284	86.0%
2020						758	1,337	1,620	1,842	2,043	81.3%
2021							746	1,368	1,687	1,958	73.4%
2022								904	1,724	2,144	66.9%
2023									989	1,950	54.5%
2024										1,138	29.8%
									Total	$19,584
				Unpaid losses and LAE — years 2015 through 2024						7,576
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								388
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$7,964

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	29.7%	24.6%	12.2%	9.1%	6.5%	4.5%	3.1%	2.2%	1.2%	0.7%
Cumulative	29.7%	54.3%	66.5%	75.6%	82.1%	86.6%	89.7%	91.9%	93.1%	93.8%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2024).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Policy Acquisition Costs   Included in commissions and other underwriting expenses in AFG’s Statement of Earnings is amortization of deferred policy acquisition costs of $766 million, $720 million, and $641 million in 2024, 2023 and 2022, respectively.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2024	2023	2022	2024	2023
Property and casualty companies	$974	$1,004	$912	$4,614	$4,436

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) applies to property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2024 and 2023, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2024 or 2023.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2025 from its insurance subsidiaries without seeking regulatory approval is $1.00 billion. Additional amounts of dividends require regulatory approval.

Holding Company Dividends   AFG declared and paid common stock dividends to shareholders totaling $791 million, $687 million and $1.22 billion in 2024, 2023 and 2022, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2024, AFG could pay dividends of approximately $1.62 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries, and rating agency commitments.

Reinsurance   In the normal course of business, AFG cedes reinsurance to other companies to diversify risk and limit maximum loss arising from large claims. However, AFG remains liable to its insureds regardless of whether a reinsurer is able to meet its obligations. The following table shows (in millions) (i) amounts deducted from written and earned premiums in connection with reinsurance ceded, (ii) written and earned premiums included in income for reinsurance assumed and (iii) reinsurance recoveries, which represent ceded losses and loss adjustment expenses.

	2024	2023	2022
Direct premiums written	$9,933	$9,309	$8,774
Reinsurance assumed	600	347	283
Reinsurance ceded	(3,394)	(2,964)	(2,851)
Net written premiums	$7,139	$6,692	$6,206

Direct premiums earned	$9,763	$9,133	$8,582
Reinsurance assumed	611	321	274
Reinsurance ceded	(3,338)	(2,923)	(2,771)
Net earned premiums	$7,036	$6,531	$6,085

Reinsurance recoveries	$3,040	$2,336	$2,065

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers			Premiums Receivable
	2024	2023	2022	2024	2023	2022
Balance at January 1	$10	$8	$8	$15	$8	$8
Increase in allowance from acquisition of CRS	—	—	—	—	4	—
Provision for expected credit losses	1	2	—	5	3	—
Write-offs charged against the allowance	—	—	—	(1)	—	—
Balance at December 31	$11	$10	$8	$19	$15	$8

O.    Additional Information

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2024, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $578 million.

Benefit Plans   AFG expensed approximately $68 million in 2024, $63 million in 2023 and $41 million in 2022 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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
Schedules filed herewith for 2024, 2023, and 2022:
Page
		II — Condensed Financial Information of Registrant	S-3
		III — Supplementary Insurance Information	S-5

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on the next page.

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3.A to AFG’s Form 10-K for 2019.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3.1 to the Form 8-K filed on April 1, 2020.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Amended and Restated Non-Employee Directors Compensation Plan, filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-184913) filed by AFG on November 13, 2012.	(*)
10(b)	Deferred Compensation Plan Amended and Restated as of January 1, 2022 filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-268292) filed by AFG on November 10, 2022.	(*)
10(c)	Annual Senior Executive Bonus Plan
10(d)	Amended and Restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(e)	Amended and Restated 2015 Stock Incentive Plan, filed as Exhibit 10.1 to the Form 8-K filed by AFG on May 24, 2024.	(*)
10(f)	Senior Executive Long Term Incentive Compensation Plan, filed as Appendix A to AFG’s Proxy Statement filed on April 1, 2016.	(*)
10(g)
Amended and Restated Credit Agreement entered into among American Financial Group, Inc., the Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on June 27, 2023.
(*)
19	AFG Insider Trading Policy
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	American Financial Group, Inc. Executive Officer Clawback Policy, filed as Exhibit 97 to AFG’s Form 10-K for 2023.	(*)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Incorporated herein by reference.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$283	$268
Investment in securities	42	154
Investment in subsidiaries (*)	5,681	5,396
Real estate and other investments	64	63
Other assets	219	189
Total assets	$6,289	$6,070

Liabilities and Equity:
Long-term debt	$1,475	$1,475
Other liabilities	348	337
Shareholders’ equity	4,466	4,258
Total liabilities and equity	$6,289	$6,070

Condensed Statement of Earnings

	Year ended December 31,
	2024	2023	2022
Revenues:
Dividends from subsidiaries	$841	$903	$879
Equity in undistributed earnings of subsidiaries	454	308	405
Investment and other income	28	60	28
Total revenues	1,323	1,271	1,312

Costs and Expenses:
Interest charges on intercompany borrowings	8	8	7
Interest charges on other borrowings	76	76	85
Other expenses	115	114	97
Total costs and expenses	199	198	189

Earnings before income taxes	1,124	1,073	1,123
Provision for income taxes	237	221	225
Net Earnings	$887	$852	$898

Condensed Statement of Comprehensive Income

	Year ended December 31,
	2024	2023	2022
Net earnings	$887	$852	$898
Other comprehensive income (loss), net of tax	79	224	(662)
Total comprehensive income, net of tax	$966	$1,076	$236

________________________
(*)Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2024	2023	2022
Operating Activities:
Net earnings	$887	$852	$898
Adjustments:
Equity in net earnings of subsidiaries	(1,030)	(967)	(1,030)
Dividends from subsidiaries	812	896	539
Other operating activities, net	43	(62)	(80)
Net cash provided by operating activities	712	719	327

Investing Activities:
Capital contributions to subsidiaries	(36)	(180)	(26)
Returns of capital from subsidiaries	30	7	29
Purchases of investments, property and equipment	(55)	(35)	(223)
Proceeds from:
Maturities and redemptions of investments	129	255	556
Sales of investments, property and equipment	4	178	656
Net cash provided by investing activities	72	225	992

Financing Activities:
Reductions of long-term debt	—	(21)	(477)
Issuances of Common Stock	19	17	18
Repurchases of Common Stock	—	(213)	(11)
Cash dividends paid on Common Stock	(788)	(684)	(1,213)
Net cash used in financing activities	(769)	(901)	(1,683)

Net Change in Cash and Cash Equivalents	15	43	(364)
Cash and cash equivalents at beginning of year	268	225	589
Cash and cash equivalents at end of year	$283	$268	$225

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2024
(In Millions)

Segment	Deferred policy acquisition costs	Reserves for claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums
2024
Property and casualty insurance	$320	$14,179	$3,584	$7,036	$784	$4,455	$766	$1,279	$7,139
Other	—	—	—	—	(4)	5	—	695	—
Total	$320	$14,179	$3,584	$7,036	$780	$4,460	$766	$1,974	$7,139

2023
Property and casualty insurance	$309	$13,087	$3,451	$6,531	$729	$4,017	$720	$1,235	$6,692
Other	—	—	—	—	13	16	—	766	—
Total	$309	$13,087	$3,451	$6,531	$742	$4,033	$720	$2,001	$6,692

2022
Property and casualty insurance	$288	$11,974	$3,246	$6,085	$683	$3,629	$641	$1,091	$6,206
Other	—	—	—	—	34	—	—	556	—
Total	$288	$11,974	$3,246	$6,085	$717	$3,629	$641	$1,647	$6,206

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 25, 2025	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer
__________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 25, 2025
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 25, 2025
S. Craig Lindner	(Principal Executive Officer)

/s/ Brian S. Hertzman	Senior Vice President and Chief Financial Officer	February 25, 2025
Brian S. Hertzman	(Principal Financial and Accounting Officer)

/s/ John B. Berding	President and Director	February 25, 2025
John B. Berding

/s/ James E. Evans	Director	February 25, 2025
James E. Evans

/s/ Gregory G. Joseph	Lead Independent Director*	February 25, 2025
Gregory G. Joseph

/s/ Mary Beth Martin	Director	February 25, 2025
Mary Beth Martin

/s/ Amy Y. Murray	Director*	February 25, 2025
Amy Y. Murray

/s/ Roger K. Newport	Director*	February 25, 2025
Roger K. Newport

/s/ Evans N. Nwankwo	Director	February 25, 2025
Evans N. Nwankwo

/s/ William W. Verity	Director	February 25, 2025
William W. Verity

/s/ John I. Von Lehman	Director*	February 25, 2025
John I. Von Lehman

* Member of the Audit Committee