Form 10-Q
period 2025-03-31
AMERICAN FINANCIAL GROUP INC
filed 2025-05-08
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2025, there were 83,517,982 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$1,276	$1,406
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,788 and $10,687; allowance for expected credit losses of $41 and $34)	10,568	10,398
Fixed maturities, trading at fair value	71	76
Equity securities, at fair value	770	751
Investments accounted for using the equity method	2,326	2,277
Mortgage loans	827	791
Real estate and other investments	156	153
Total cash and investments	15,994	15,852

Recoverables from reinsurers	4,945	5,176
Prepaid reinsurance premiums	1,105	1,013
Agents’ balances and premiums receivable	1,589	1,532
Deferred policy acquisition costs	316	320
Assets of managed investment entities	3,848	4,140
Other receivables	855	1,123
Other assets	1,337	1,375
Goodwill	305	305
Total assets	$30,294	$30,836

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$13,970	$14,179
Unearned premiums	3,710	3,584
Payable to reinsurers	1,028	1,191
Liabilities of managed investment entities	3,726	3,965
Long-term debt	1,476	1,475
Other liabilities	1,992	1,976
Total liabilities	25,902	26,370

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,668,453 and 83,978,258 shares outstanding	84	84
Capital surplus	1,409	1,411
Retained earnings	3,078	3,211
Accumulated other comprehensive income (loss), net of tax	(179)	(240)
Total shareholders’ equity	4,392	4,466
Total liabilities and shareholders’ equity	$30,294	$30,836

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2025	2024
Revenues:
Net earned premiums	$1,580	$1,546
Net investment income	173	198
Realized gains on securities	3	14
Income of managed investment entities:
Investment income	76	99
Gain (loss) on change in fair value of assets/liabilities	(3)	10
Other income	27	39
Total revenues	1,856	1,906

Costs and Expenses:
Losses and loss adjustment expenses	965	912
Commissions and other underwriting expenses	530	503
Interest charges on borrowed money	19	19
Expenses of managed investment entities	68	92
Other expenses	77	76
Total costs and expenses	1,659	1,602
Earnings before income taxes	197	304
Provision for income taxes	43	62
Net Earnings	$154	$242

Earnings per Common Share:
Total basic earnings	$1.84	$2.89
Total diluted earnings	$1.84	$2.89
Average number of Common Shares:
Basic	83.8	83.7
Diluted	83.8	83.8

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2025	2024
Net earnings	$154	$242

Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	55	5
Reclassification adjustment for realized (gains) losses included in net earnings	6	4
Total net unrealized gains (losses) on securities	61	9
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	1	(10)
Reclassification adjustment for investment income included in net earnings	2	5
Total net unrealized gains (losses) on cash flow hedges	3	(5)
Foreign currency translation adjustments	(3)	—
Other comprehensive income, net of tax	61	4

Comprehensive income	$215	$246

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466
Net earnings	—	—	154	—	154
Other comprehensive income	—	—	—	61	61
Dividends ($2.80 per share)	—	—	(234)	—	(234)
Shares issued:
Exercise of stock options	18,932	1	—	—	1
Restricted stock awards	166,297	—	—	—	—
Other benefit plans	15,657	2	—	—	2
Dividend reinvestment plan	7,020	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(462,398)	(9)	(49)	—	(58)
Shares exchanged — benefit plans	(42,809)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(12,504)	—	—	—	—
Balance at March 31, 2025	83,668,453	$1,493	$3,078	$(179)	$4,392

Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	242	—	242
Other comprehensive income	—	—	—	4	4
Dividends ($3.21 per share)	—	—	(269)	—	(269)
Shares issued:
Exercise of stock options	92,851	4	—	—	4
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	15,804	2	—	—	2
Dividend reinvestment plan	8,253	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(47,870)	(1)	(5)	—	(6)
Forfeitures of restricted stock	(5,172)	—	—	—	—
Balance at March 31, 2024	83,857,354	$1,466	$3,089	$(315)	$4,240

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2025	2024
Operating Activities:
Net earnings	$154	$242
Adjustments:
Depreciation and amortization	22	20
Realized (gains) losses on investing activities	(2)	(14)
Net purchases of trading securities	7	—
Change in:
Reinsurance and other receivables	349	(71)
Other assets	24	57
Insurance claims and reserves	(83)	162
Payable to reinsurers	(163)	(108)
Other liabilities	(15)	(42)
Managed investment entities’ assets/liabilities	42	(124)
Other operating activities, net	7	(15)
Net cash provided by operating activities	342	107

Investing Activities:
Purchases of:
Fixed maturities	(529)	(408)
Equity securities	(11)	(42)
Mortgage loans	(61)	(89)
Other investments	(65)	(27)
Real estate, property and equipment	(25)	(38)
Proceeds from:
Maturities and redemptions of fixed maturities	441	378
Repayments of mortgage loans	24	8
Sales of fixed maturities	15	75
Sales of equity securities	5	56
Sales of other investments	12	5
Managed investment entities:
Purchases of investments	(500)	(605)
Proceeds from sales and redemptions of investments	718	532
Other investing activities, net	(1)	—
Net cash provided by (used in) investing activities	23	(155)

Financing Activities:
Issuances of Common Stock	3	6
Repurchases of Common Stock	(58)	—
Cash dividends paid on Common Stock	(233)	(268)
Issuances of managed investment entities’ liabilities	764	635
Retirements of managed investment entities’ liabilities	(971)	(463)
Net cash used in financing activities	(495)	(90)
Net Change in Cash and Cash Equivalents	(130)	(138)
Cash and cash equivalents at beginning of period	1,406	1,225
Cash and cash equivalents at end of period	$1,276	$1,087

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	G.	Goodwill and Other Intangibles
B.	Segments of Operations	H.	Long-Term Debt
C.	Fair Value Measurements	I.	Shareholders’ Equity
D.	Investments	J.	Income Taxes
E.	Derivatives	K.	Contingencies
F.	Managed Investment Entities	L.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2025, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first three months of 2025.

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

At March 31, 2025, AFG has a $228 million lease liability included in other liabilities and a lease right-of-use asset of $207 million included in other assets compared to $232 million and $212 million, respectively, at December 31, 2024.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: first three months of 2025 — less than 0.1 million and 2024 — 0.1 million.

There were no anti-dilutive potential common shares for the first three months of 2025 or 2024.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks and other specialty transportation niches, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, executive and professional liability, general liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), fidelity and surety products and trade credit insurance. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services. Historically, AFG reported the results of its internal reinsurance facility (that assumes business from several of AFG’s Specialty P&C businesses) in an Other Specialty sub-segment. Beginning in 2025, to be consistent with how the Chief Operating Decision Makers (“CODMs”) currently view and evaluate AFG’s P&C sub-segments, the internal reinsurance results are

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
included within the same sub-segments as the ceding businesses. The CODMs believe this presentation better reflects the performance of the underlying operating businesses and enhances the financial reporting. Information from prior periods has been recast for consistent presentation. The impacts of all intercompany transactions between segments have been eliminated.

AFG’s CODMs are its Co-CEOs. The CODMs evaluate the performance of the Property and casualty insurance segment based on return on equity and underwriting profit. The CODMs use this measure to allocate resources and make capital decisions.

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in both the first three months of 2025 and 2024.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	March 31, 2025	December 31, 2024
Assets
Property and casualty insurance (*)	$25,704	$25,913
Other	4,590	4,923
Total assets	$30,294	$30,836
(*)Not allocable to sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended March 31,
	2025	2024
Revenues
Property and casualty insurance:
Net earned premiums:
Specialty
Property and transportation	$500	$520
Specialty casualty	794	783
Specialty financial	286	243
Total net earned premiums	1,580	1,546
Net investment income	170	205
Other income	3	2
Total property and casualty insurance	1,753	1,753
Other	100	139
Total revenues before realized gains	1,853	1,892
Realized gains on securities	3	14
Total revenues	$1,856	$1,906

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$37	$60
Specialty casualty	20	61
Specialty financial	37	33
Other lines	—	(1)
Total underwriting (a)	94	153
Investment and other income, net (b)	152	187
Total property and casualty insurance	246	340
Other (c)	(52)	(50)
Total earnings before realized gains and income taxes	194	290
Realized gains on securities	3	14
Total earnings before income taxes	$197	$304
(a)Significant segment expenses, which are losses and loss adjustment expenses and commissions and other underwriting expenses, are shown in the table below by sub-segment.
(b)Includes the amortization of intangibles and other miscellaneous expenses.
(c)Includes the expenses of the managed investment entities, interest charges on borrowed money, salaries, depreciation and other general expenses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions):

	Three months ended March 31,
	2025	2024
Property and casualty insurance:
Specialty:
Property and transportation:
Net earned premiums	$500	$520
Losses and loss adjustment expenses	311	306
Commissions and other underwriting expenses	152	154
Underwriting profit	$37	$60

Specialty casualty:
Net earned premiums	$794	$783
Losses and loss adjustment expenses	536	502
Commissions and other underwriting expenses	238	220
Underwriting profit	$20	$61

Specialty financial:
Net earned premiums	$286	$243
Losses and loss adjustment expenses	118	98
Commissions and other underwriting expenses	131	112
Underwriting profit	$37	$33

Other lines:
Losses and loss adjustment expenses	$—	$1
Underwriting profit (loss)	$—	$(1)

Total property and casualty insurance segment:
Net earned premiums	$1,580	$1,546
Losses and loss adjustment expenses	965	907
Commissions and other underwriting expenses	521	486
Underwriting profit	$94	$153

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$180	$—	$—	$180
States, municipalities and political subdivisions	—	871	4	875
Foreign government	—	241	—	241
Residential MBS	—	2,117	1	2,118
Commercial MBS	—	41	—	41
Collateralized loan obligations	—	1,241	—	1,241
Other asset-backed securities	—	2,100	281	2,381
Corporate and other	12	3,017	462	3,491
Total AFS fixed maturities	192	9,628	748	10,568
Trading fixed maturities	—	58	13	71
Equity securities	434	39	297	770
Assets of managed investment entities (“MIE”)	372	3,464	12	3,848
Total assets accounted for at fair value	$998	$13,189	$1,070	$15,257
Liabilities:
Contingent consideration — acquisitions	$—	$—	$1	$1
Liabilities of managed investment entities	361	3,354	11	3,726
Other liabilities — derivatives	—	14	—	14
Total liabilities accounted for at fair value	$361	$3,368	$12	$3,741

December 31, 2024
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$173	$—	$—	$173
States, municipalities and political subdivisions	—	858	1	859
Foreign government	—	237	—	237
Residential MBS	—	1,988	1	1,989
Commercial MBS	—	51	—	51
Collateralized loan obligations	—	1,237	—	1,237
Other asset-backed securities	—	2,060	296	2,356
Corporate and other	12	3,014	470	3,496
Total AFS fixed maturities	185	9,445	768	10,398
Trading fixed maturities	—	50	26	76
Equity securities	419	40	292	751
Assets of managed investment entities	419	3,711	10	4,140
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,023	$13,247	$1,096	$15,366
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	402	3,553	10	3,965
Other liabilities — derivatives	—	18	—	18
Total liabilities accounted for at fair value	$402	$3,571	$12	$3,985

Approximately 7% of the total assets carried at fair value at March 31, 2025, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 84% ($904 million) of the total fair value of Level 3 assets at March 31, 2025. Approximately 68% ($618 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed Level 3 investments ($286 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 11% ($116 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 5% ($50 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2025 and 2024 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2024	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2025
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	1	—	—	—	—	3	—	4
Residential MBS	1	—	—	—	—	—	—	1
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	296	—	2	10	(27)	—	—	281
Corporate and other	470	(6)	4	14	(14)	1	(7)	462
Total AFS fixed maturities	768	(6)	6	24	(41)	4	(7)	748
Trading fixed maturities	26	1	—	—	(14)	—	—	13
Equity securities	292	(2)	—	13	—	—	(6)	297
Assets of MIE	10	(1)	—	3	—	—	—	12
Total Level 3 assets	$1,096	$(8)	$6	$40	$(55)	$4	$(13)	$1,070

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$1	$—	$—	$(1)
Total Level 3 liabilities	$(2)	$—	$—	$—	$1	$—	$—	$(1)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2024
AFS fixed maturities:
U.S. government agency	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	2	—	—	—	—	—	—	2
Residential MBS	2	—	—	—	—	—	—	2
Commercial MBS	—	—	—	—	—	—	—	—
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	351	—	—	15	(5)	—	(26)	335
Corporate and other	380	(1)	—	33	(6)	—	(4)	402
Total AFS fixed maturities	736	(1)	—	48	(11)	—	(30)	742
Equity securities	485	20	—	42	(2)	—	—	545
Assets of MIE	9	(1)	—	2	—	—	—	10
Total Level 3 assets	$1,230	$18	$—	$92	$(13)	$—	$(30)	$1,297

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$—	$—	$—	$—	$—	$—	$(2)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$1,276	$1,276	$1,276	$—	$—
Mortgage loans	827	790	—	—	790
Total financial assets not accounted for at fair value	$2,103	$2,066	$1,276	$—	$790

Long-term debt	$1,476	$1,264	$—	$1,261	$3
Total financial liabilities not accounted for at fair value	$1,476	$1,264	$—	$1,261	$3

December 31, 2024
Financial assets:
Cash and cash equivalents	$1,406	$1,406	$1,406	$—	$—
Mortgage loans	791	754	—	—	754
Total financial assets not accounted for at fair value	$2,197	$2,160	$1,406	$—	$754

Long-term debt	$1,475	$1,276	$—	$1,273	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,276	$—	$1,273	$3

D.    Investments

Available for sale fixed maturities at March 31, 2025 and December 31, 2024, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2025
Fixed maturities:
U.S. government and government agencies	$182	$—	$1	$(3)	$(2)	$180
States, municipalities and political subdivisions	921	—	5	(51)	(46)	875
Foreign government	237	—	4	—	4	241
Residential MBS	2,223	1	29	(133)	(104)	2,118
Commercial MBS	41	—	—	—	—	41
Collateralized loan obligations	1,250	4	6	(11)	(5)	1,241
Other asset-backed securities	2,420	6	22	(55)	(33)	2,381
Corporate and other	3,514	30	55	(48)	7	3,491
Total fixed maturities	$10,788	$41	$122	$(301)	$(179)	$10,568

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$176	$—	$—	$(3)	$(3)	$173
States, municipalities and political subdivisions	905	—	3	(49)	(46)	859
Foreign government	236	—	2	(1)	1	237
Residential MBS	2,122	1	22	(154)	(132)	1,989
Commercial MBS	51	—	—	—	—	51
Collateralized loan obligations	1,243	4	10	(12)	(2)	1,237
Other asset-backed securities	2,412	6	19	(69)	(50)	2,356
Corporate and other	3,542	23	42	(65)	(23)	3,496
Total fixed maturities	$10,687	$34	$98	$(353)	$(255)	$10,398

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025			December 31, 2024
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$312	$341	$29	$304	$336	$32
Perpetual preferred stocks	391	429	38	380	415	35
Total equity securities carried at fair value	$703	$770	$67	$684	$751	$67

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

			Net Investment Income
	Carrying Value		Three months ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
Real estate-related investments (*)	$1,429	$1,392	$17	$(6)
Private equity	815	804	(6)	30
Private debt	82	81	2	1
Total investments accounted for using the equity method	$2,326	$2,277	$13	$25
(*)88% of the carrying value relates to underlying investments in multi-family properties as of March 31, 2025 and December 31, 2024.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $481 million and $457 million as of March 31, 2025 and December 31, 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2025
Fixed maturities:
U.S. government and government agencies	$—	$20	100%	$(3)	$90	97%
States, municipalities and political subdivisions	(5)	158	97%	(46)	479	91%
Foreign government	—	2	100%	—	51	100%
Residential MBS	(2)	285	99%	(131)	920	88%
Commercial MBS	—	9	100%	—	8	100%
Collateralized loan obligations	(1)	292	100%	(10)	243	96%
Other asset-backed securities	(3)	323	99%	(52)	1,034	95%
Corporate and other	(6)	385	98%	(42)	1,070	96%
Total fixed maturities	$(17)	$1,474	99%	$(284)	$3,895	93%

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$—	$35	100%	$(3)	$105	97%
States, municipalities and political subdivisions	(5)	256	98%	(44)	470	91%
Foreign government	—	98	100%	(1)	50	98%
Residential MBS	(6)	452	99%	(148)	916	86%
Commercial MBS	—	14	100%	—	16	100%
Collateralized loan obligations	—	—	—%	(12)	247	95%
Other asset-backed securities	(4)	318	99%	(65)	1,201	95%
Corporate and other	(10)	605	98%	(55)	1,151	95%
Total fixed maturities	$(25)	$1,778	99%	$(328)	$4,156	93%

At March 31, 2025, the gross unrealized losses on fixed maturities of $301 million relate to approximately 1,200 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 96% of the gross unrealized loss and 96% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at December 31, 2024	$11	$23	$34
Provision for expected credit losses on securities with no previous allowance	—	2	2
Additions to previously recognized expected credit losses	—	5	5
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2025	$11	$30	$41

Balance at December 31, 2023	$9	$3	$12
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	(3)	(3)
Balance at March 31, 2024	$11	$—	$11
(*)Includes MBS, CLOs and other asset-backed securities (“ABS”).

In the first three months of 2025 and 2024, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of March 31, 2025 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$715	$700	7%
After one year through five years	2,547	2,533	24%
After five years through ten years	1,331	1,337	13%
After ten years	231	217	2%
	4,824	4,787	46%
CLOs and other ABS (average life of approximately 3 years)	3,660	3,622	34%
MBS (average life of approximately 6 years)	2,263	2,159	20%
Total	$10,747	$10,568	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2025 or December 31, 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows investment income earned and investment expenses incurred (in millions):

	Three months ended March 31,
	2025	2024
Investment income:
Fixed maturities:
Interest and amortization	$140	$134
Change in fair value (*)	(5)	—
Equity securities:
Dividends	6	7
Change in fair value	—	16
Equity in earnings of partnerships and similar investments	13	25
Cash and cash equivalents	13	12
Other	13	10
Gross investment income	180	204
Investment expenses	(7)	(6)
Net investment income	$173	$198
(*)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.
Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$1	$(7)	$(6)	$76	$(4)	$(2)	$(6)	$11
Equity securities	9	—	9	—	20	—	20	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	10	(7)	3	76	16	(2)	14	11
Tax effects	(2)	1	(1)	(15)	(3)	—	(3)	(2)
Net of tax	$8	$(6)	$2	$61	$13	$(2)	$11	$9

All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first three months of 2025 and 2024 on securities that were still owned at March 31, 2025 and March 31, 2024 as follows (in millions):

	Three months ended March 31,
	2025	2024
Included in realized gains (losses)	$7	$19
Included in net investment income	(1)	16
	$6	$35

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Three months ended March 31,
	2025	2024
Gross gains	$—	$—
Gross losses	—	(3)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2025		December 31, 2024
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$—	$9	$1	$14

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	70	—	81	—
Total return swap	Other assets/Other liabilities	—	5	—	4
		$70	$14	$82	$18

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between April 2025 and October 2029) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $926 million at March 31, 2025 compared to $1.05 billion at December 31, 2024, reflecting scheduled amortization. Amounts reclassified from AOCI to net earnings were losses of $3 million and $7 million in the first three months of 2025 and 2024, respectively. Based on forward interest rate curves at March 31, 2025, management estimates that it will reclassify approximately $6 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $21 million and $27 million at March 31, 2025 and December 31, 2024, respectively, is included in other assets in AFG’s Balance Sheet.

The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and interest-only and principal-only MBS. AFG records the change in the fair value of these securities in net earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. AFG’s Balance Sheet includes a $5 million and a $4 million receivable for collateral posted related to the swap (included in other assets) at March 31, 2025 and December 31, 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended March 31,
	Statement of Earnings Line	2025	2024
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(3)	$(7)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains on securities	1	(1)
Fixed maturities with embedded derivatives	Net investment income	(5)	—
Total return swap	Other expenses	(3)	6
Earnings (losses) on non-designated hedges		(7)	5
Total earnings (losses) on derivatives		$(10)	$(2)

F.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 6.0% to 100% of the most subordinate debt tranche of thirteen active CLOs, which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation between 2013 and 2025, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $122 million (including $112 million invested in the most subordinate tranches) at March 31, 2025.

In February 2025, AFG formed one new CLO, which issued $406 million face amount of liabilities (including $40 million face amount purchased by AFG). In February 2024, AFG formed one new CLO, which issued $406 million face amount of liabilities (including $32 million face amount purchased by AFG). In the first three months of 2025, one CLO was substantially liquidated in accordance with the CLO indenture.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches (in millions):

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$125	$137
Purchases	35	28
Sales	(30)	—
Distributions	(9)	(9)
Change in fair value	—	13
Change in accrued interest	1	—
Balance at end of period (*)	$122	$169
(*)Excludes $30 million invested in a temporary warehousing entity at March 31, 2024 that was established to provide AFG the ability to form a new CLO.

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2025	2024
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(57)	$12
Liabilities	54	(2)
Management fees paid to AFG	3	3
CLO earnings attributable to AFG	2	14
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $102 million and $66 million at March 31, 2025 and December 31, 2024, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $209 million and $172 million at those dates, respectively. The CLO assets include loans with an aggregate fair value of $3 million at both March 31, 2025 and December 31, 2024, for which the CLOs are not accruing interest because the loans are in default (aggregate unpaid principal balance of $7 million at March 31, 2025 and $5 million at December 31, 2024).

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.24 billion at both March 31, 2025 and December 31, 2024.

G.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $305 million during the first three months of 2025.

Included in other assets in AFG’s Balance Sheet is $198 million at March 31, 2025 and $203 million at December 31, 2024 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $64 million and $59 million, respectively. Amortization of intangibles was $5 million in both the first three months of 2025 and 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
H.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2025			December 31, 2024
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.25% Senior Notes due April 2030	253	(3)	250	253	(4)	249
Other	3	—	3	3	—	3
	823	(4)	819	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,498	$(22)	$1,476	$1,498	$(23)	$1,475

Scheduled principal payments on debt for the balance of 2025, the subsequent five years and thereafter are as follows: 2025 — none; 2026 — none; 2027 — none; 2028 — none; 2029 — none; 2030 — $253 million and thereafter — $1.25 billion.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at March 31, 2025 or December 31, 2024.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) is as follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Three months ended March 31, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$69	$(14)	$55
Reclassification adjustment for realized (gains) losses included in net earnings (*)		7	(1)	6
Total net unrealized gains (losses) on securities	$(202)	76	(15)	61	$(141)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		1	—	1
Reclassification adjustment for investment income included in net earnings (*)		3	(1)	2
Total net unrealized gains (losses) on cash flow hedges	(10)	4	(1)	3	(7)
Foreign currency translation adjustments	(30)	(3)	—	(3)	(33)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(240)	$77	$(16)	$61	$(179)

Three months ended March 31, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$6	$(1)	$5
Reclassification adjustment for realized (gains) losses included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on securities	$(287)	11	(2)	9	$(278)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(13)	3	(10)
Reclassification adjustment for investment income included in net earnings (*)		7	(2)	5
Total net unrealized gains (losses) on cash flow hedges	(17)	(6)	1	(5)	(22)
Foreign currency translation adjustments	(17)	—	—	—	(17)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$5	$(1)	$4	$(315)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2025, AFG issued 166,297 shares of restricted Common Stock (fair value of $121.89 per share) under the stock incentive plans.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million in both the first three months of 2025 and 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2025		2024
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$197		$304

Income taxes at statutory rate	$41	21%	$64	21%
Effect of:
Employee stock ownership plan dividend paid deduction	(2)	(1%)	(2)	(1%)
Tax exempt interest	(1)	(1%)	(1)	—%
Stock-based compensation	(1)	(1%)	(2)	(1%)
Nondeductible expenses	3	2%	2	1%
Foreign operations	2	1%	—	—%
Other	1	1%	1	—%
Provision for income taxes as shown in the statement of earnings	$43	22%	$62	20%

K.    Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2024 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of subsidiaries’ former railroad and manufacturing operations.

L.    Insurance

Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2025 and 2024 (in millions):

	Three months ended March 31,
	2025	2024
Balance at beginning of year	$14,179	$13,087
Less reinsurance recoverables, net of allowance	4,957	4,288
Net liability at beginning of year	9,222	8,799
Provision for losses and LAE occurring in the current period	985	962
Net decrease in the provision for claims of prior years	(20)	(50)
Total losses and LAE incurred	965	912
Payments for losses and LAE of:
Current year	(104)	(94)
Prior years	(863)	(895)
Total payments	(967)	(989)
Foreign currency translation and other	(2)	1
Net liability at end of period	9,218	8,723
Add back reinsurance recoverables, net of allowance	4,752	4,327
Gross unpaid losses and LAE included in the balance sheet at end of period	$13,970	$13,050

The net decrease in the provision for claims of prior years during the first three months of 2025 reflects (i) lower than anticipated losses in the crop business and lower than anticipated claim frequency and severity in the trucking business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
partially offset by higher than anticipated claim severity in the excess liability businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first three months of 2024 reflects (i) lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the fidelity business and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the excess liability businesses and higher than expected claim frequency and severity in the social services business (within the Specialty casualty sub-segment) and (ii) higher than anticipated claim severity in the innovative markets business (within the Specialty financial sub-segment).

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2025 and 2024 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2025	2024	2025	2024
Balance at December 31	$11	$10	$19	$15
Provision (credit) for expected credit losses	(1)	—	(1)	—
Write-offs charged against the allowance	—	—	—	—
Balance at March 31	$10	$10	$18	$15

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	29	Managed Investment Entities	36
Overview	30	Results of Operations	38
Critical Accounting Policies	30	General	38
Liquidity and Capital Resources	31	Segmented Statement of Earnings	39
Ratios	31	Property and Casualty Insurance	40
Condensed Consolidated Cash Flows	31	Holding Company, Other and Unallocated	49
Parent and Subsidiary Liquidity	32	Recent Accounting Standards	50
Investments	33
Uncertainties	35

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

AFG reported net earnings of $154 million ($1.84 per share, diluted) for the first three months of 2025 compared to $242 million ($2.89 per share, diluted) for the first three months of 2024. The year-over-year decrease was due primarily to lower underwriting profit and lower net investment income from AFG’s alternative investment portfolio, partially offset by the favorable impact on net investment income of higher average balances of investments and higher yields on fixed maturity investments.

Outlook
Management expects premium growth in many of AFG’s business units and continued strong underwriting results in the ongoing generally favorable property and casualty insurance market. In addition, management anticipates the elevated interest rate environment (since early 2022) will continue to have a positive impact on investment income on fixed maturity investments in 2025.

AFG’s financial condition, results of operations and cash flows are impacted by the economic, legal and regulatory environment. Economic inflation, social inflation, supply chain disruption and other economic conditions may impact premium levels, loss cost trends and investment returns.

Management believes that AFG’s strong financial position and current liquidity and capital at its subsidiaries will give AFG the flexibility to continue to effectively address and respond to anticipated and unanticipated challenges. AFG’s insurance subsidiaries continue to have capital at or in excess of the levels required by ratings agencies in order to maintain their current ratings, and the parent company does not have any debt maturities until 2030.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2024 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	March 31, 2025	2024	2023
Principal amount of long-term debt	$1,498	$1,498	$1,498
Total capital	6,069	6,204	6,075
Ratio of debt to total capital:
Including subordinated debt	24.7%	24.1%	24.7%
Excluding subordinated debt	13.6%	13.3%	13.5%

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

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$342	$107
Net cash provided by (used in) investing activities	23	(155)
Net cash used in financing activities	(495)	(90)
Net change in cash and cash equivalents	$(130)	$(138)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $42 million during the first three months of 2025 and reduced cash flows from operating activities by $124 million in the first three months of 2024, accounting for a $166 million increase in cash flows from operating activities in the 2025 period compared to the 2024 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $300 million and $231 million in the first three months of 2025 and 2024, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investment activity in the managed investment entities was a $218 million source of cash in the first three months of 2025 compared to a $73 million use of cash in the first three months of 2024, accounting for a $291 million increase in net cash provided by investing activities in the first three months of 2025 compared to the same 2024 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were a $195 million use of cash in the first three months of 2025 compared to $82 million in the first three months of 2024.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $495 million for the first three months of 2025 compared to $90 million in the first three months of 2024, an increase of $405 million. AFG paid cash dividends totaling $233 million in the first three months of 2025 compared to $268 million in the first three months of 2024, a decrease in cash used by financing activities of $35 million. During the first three months of 2025, AFG repurchased $58 million of its Common Stock compared to no repurchases in the comparable 2024 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $207 million in the first three months of 2025 compared to issuances exceeding retirements by $172 million in the first three months of 2024, accounting for a $379 million increase in net cash used in financing activities in the 2025 period compared to the 2024 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements.

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

During the first three months of 2025, AFG repurchased 462,398 shares of its Common Stock for $58 million and paid a special cash dividend totaling $167 million ($2.00 per share) in March.

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

At March 31, 2025, AFG (parent) held approximately $323 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2024 or the first three months of 2025.

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

Investments
AFG’s investment portfolio at March 31, 2025, contained $10.57 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $71 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $531 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $239 million in equity securities carried at fair value with holding gains and losses included in net investment income. AFG’s investment portfolio also includes $2.33 billion in investments accounted for using the equity method (limited partnerships and similar investments). Under the equity method, AFG records its share of the earnings or losses of the investee based on when it is reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is included in net investment income and is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at March 31, 2025 and 3% was priced using non-binding broker quotes. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note C — “Fair Value Measurements” to the financial statements.

The pricing services use a variety of observable inputs to estimate fair value of fixed maturities that do not trade on a daily basis. Based upon information provided by the pricing services, these inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data, and measures of volatility. Included in the pricing of structured securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Due to the lack of transparency in the process that brokers use to develop prices, valuations that are based on brokers’ prices are classified as Level 3 in the GAAP hierarchy unless the price can be corroborated, for example, by comparison to similar securities priced using observable inputs.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at March 31, 2025 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,639
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(319)
Approximately 95% of the fixed maturities held by AFG at March 31, 2025, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 2% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
AFG has approximately $75 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $415 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2025, is shown in the following table (dollars in millions). Approximately $484 million of available for sale fixed maturity securities had no unrealized gains or losses at March 31, 2025.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,715	$5,369
Amortized cost of securities, net of allowance for expected credit losses	$4,593	$5,670
Gross unrealized gain (loss)	$122	$(301)
Fair value as % of amortized cost	103%	95%
Number of security positions	844	1,212
Number individually exceeding $2 million gain or loss	2	32
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Mortgage-backed securities	$29	$(133)
Other asset-backed securities	22	(55)
Banking	12	(9)
Asset managers	10	(11)
Collateralized loan obligations	6	(11)
States and municipalities	5	(51)
Percentage rated investment grade	95%	96%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2025, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	2%	10%
After one year through five years	27%	20%
After five years through ten years	18%	9%
After ten years	1%	3%
	48%	42%
Collateralized loan obligations and other asset-backed securities (average life of approximately 3 years)	33%	35%
Mortgage-backed securities (average life of approximately 6 years)	19%	23%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2025
Securities with unrealized gains:
Exceeding $500,000 (46 securities)	$760	$41	106%
$500,000 or less (798 securities)	3,955	81	102%
	$4,715	$122	103%
Securities with unrealized losses:
Exceeding $500,000 (129 securities)	$1,538	$(194)	89%
$500,000 or less (1,083 securities)	3,831	(107)	97%
	$5,369	$(301)	95%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2025
Investment grade fixed maturities with losses for:
Less than one year (233 securities)	$1,416	$(13)	99%
One year or longer (817 securities)	3,755	(275)	93%
	$5,171	$(288)	95%
Non-investment grade fixed maturities with losses for:
Less than one year (37 securities)	$58	$(4)	94%
One year or longer (125 securities)	140	(9)	94%
	$198	$(13)	94%

When a decline in the value of a specific investment is considered to be other-than-temporary, an allowance for credit losses (impairment) is charged to earnings (accounted for as a realized loss). The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2024 Form 10-K under Management’s Discussion and Analysis — “Investments.”

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2025. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2024 Form 10–K.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2025
Assets:
Cash and investments	$16,116	$—	$(122)	(*)	$15,994
Assets of managed investment entities	—	3,848	—		3,848
Other assets	10,452	—	—	(*)	10,452
Total assets	$26,568	$3,848	$(122)		$30,294
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$17,680	$—	$—		$17,680
Liabilities of managed investment entities	—	3,848	(122)	(*)	3,726
Long-term debt and other liabilities	4,496	—	—		4,496
Total liabilities	22,176	3,848	(122)		25,902

Shareholders’ equity:
Common Stock and Capital surplus	1,493	—	—		1,493
Retained earnings	3,078	—	—		3,078
Accumulated other comprehensive income (loss), net of tax	(179)	—	—		(179)
Total shareholders’ equity	4,392	—	—		4,392
Total liabilities and shareholders’ equity	$26,568	$3,848	$(122)		$30,294

December 31, 2024
Assets:
Cash and investments	$16,026	$—	$(174)	(*)	$15,852
Assets of managed investment entities	—	4,140	—		4,140
Other assets	10,845	—	(1)	(*)	10,844
Total assets	$26,871	$4,140	$(175)		$30,836
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$17,763	$—	$—		$17,763
Liabilities of managed investment entities	—	4,091	(126)	(*)	3,965
Long-term debt and other liabilities	4,642	—	—		4,642
Total liabilities	22,405	4,091	(126)		26,370

Shareholders’ equity:
Common Stock and Capital surplus	1,495	49	(49)		1,495
Retained earnings	3,211	—	—		3,211
Accumulated other comprehensive income (loss), net of tax	(240)	—	—		(240)
Total shareholders’ equity	4,466	49	(49)		4,466
Total liabilities and shareholders’ equity	$26,871	$4,140	$(175)		$30,836
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2025
Revenues:
Net earned premiums	$1,580	$—	$—		$1,580
Net investment income	175	—	(2)	(b)	173
Realized gains on securities	3	—	—		3
Income of managed investment entities:
Investment income	—	76	—		76
Gain (loss) on change in fair value of assets/liabilities	—	5	(8)	(b)	(3)
Other income	30	—	(3)	(c)	27
Total revenues	1,788	81	(13)		1,856
Costs and Expenses:
Insurance benefits and expenses	1,495	—	—		1,495
Expenses of managed investment entities	—	79	(11)	(b)(c)	68
Interest charges on borrowed money and other expenses	96	—	—		96
Total costs and expenses	1,591	79	(11)		1,659
Earnings before income taxes	197	2	(2)		197
Provision for income taxes	43	—	—		43
Net earnings	$154	$2	$(2)		$154

Three months ended March 31, 2024
Revenues:
Net earned premiums	$1,546	$—	$—		$1,546
Net investment income	212	—	(14)	(b)	198
Realized gains on securities	14	—	—		14
Income of managed investment entities:
Investment income	—	99	—		99
Gain (loss) on change in fair value of assets/liabilities	—	6	4	(b)	10
Other income	42	—	(3)	(c)	39
Total revenues	1,814	105	(13)		1,906
Costs and Expenses:
Insurance benefits and expenses	1,415	—	—		1,415
Expenses of managed investment entities	—	104	(12)	(b)(c)	92
Interest charges on borrowed money and other expenses	95	—	—		95
Total costs and expenses	1,510	104	(12)		1,602
Earnings before income taxes	304	1	(1)		304
Provision for income taxes	62	—	—		62
Net earnings	$242	$1	$(1)		$242
(a)Includes income of $2 million in the first three months of 2025 and $14 million in the first three months of 2024, representing the change in fair value of AFG’s CLO investments and $3 million in both the first three months of 2025 and 2024, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million and $9 million in the first three months of 2025 and 2024, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended March 31,
	2025	2024
Components of net earnings:
Core operating earnings before income taxes	$194	$290
Pretax non-core item:
Realized gains on securities	3	14
Earnings before income taxes	197	304
Provision for income taxes:
Core operating earnings	42	59
Non-core item:
Realized gains on securities	1	3
Total provision for income taxes	43	62
Net earnings	$154	$242

Net earnings:
Core net operating earnings	$152	$231
Realized gains on securities	2	11
Net earnings	$154	$242

Diluted per share amounts:
Core net operating earnings	$1.81	$2.76
Realized gains on securities	0.03	0.13
Net earnings	$1.84	$2.89

Net earnings were $154 million in the first three months of 2025 compared to $242 million in the first three months of 2024 reflecting lower core net operating earnings and lower net realized gains on securities in the first three months of 2025 compared to the first three months of 2024. Core net operating earnings for the first three months of 2025 decreased $79 million compared to the first three months of 2024 reflecting lower underwriting profit and lower net investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments. Net realized gains on securities in the first three months of 2025 and 2024 include after-tax gains of $5 million and $15 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2025 and 2024 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2025
Revenues:
Net earned premiums	$1,580	$—	$—	$1,580	$—	$1,580
Net investment income	170	(2)	5	173	—	173
Realized gains on securities	—	—	—	—	3	3
Income of MIEs:
Investment income	—	76	—	76	—	76
Gain (loss) on change in fair value of assets/liabilities	—	(3)	—	(3)	—	(3)
Other income	3	(3)	27	27	—	27
Total revenues	1,753	68	32	1,853	3	1,856

Costs and Expenses:
Losses and loss adjustment expenses	965	—	—	965	—	965
Commissions and other underwriting expenses	521	—	9	530	—	530
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	68	—	68	—	68
Other expenses	21	—	56	77	—	77
Total costs and expenses	1,507	68	84	1,659	—	1,659
Earnings before income taxes	246	—	(52)	194	3	197
Provision for income taxes	53	—	(11)	42	1	43
Core Net Operating Earnings	193	—	(41)	152
Non-core earnings (loss) (*):
Realized gains on securities, net of tax	—	—	2	2	(2)	—
Net Earnings	$193	$—	$(39)	$154	$—	$154

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2024
Revenues:
Net earned premiums	$1,546	$—	$—	$1,546	$—	$1,546
Net investment income	205	(14)	7	198	—	198
Realized gains on securities	—	—	—	—	14	14
Income of MIEs:
Investment income	—	99	—	99	—	99
Gain (loss) on change in fair value of assets/liabilities	—	10	—	10	—	10
Other income	2	(3)	40	39	—	39
Total revenues	1,753	92	47	1,892	14	1,906

Costs and Expenses:
Losses and loss adjustment expenses	907	—	5	912	—	912
Commissions and other underwriting expenses	486	—	17	503	—	503
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	92	—	92	—	92
Other expenses	20	—	56	76	—	76
Total costs and expenses	1,413	92	97	1,602	—	1,602
Earnings before income taxes	340	—	(50)	290	14	304
Provision for income taxes	70	—	(11)	59	3	62
Core Net Operating Earnings	270	—	(39)	231
Non-core earnings (loss) (*):
Realized gains on securities, net of tax	—	—	11	11	(11)	—
Net Earnings	$270	$—	$(28)	$242	$—	$242
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

AFG’s property and casualty insurance operations contributed $246 million in pretax earnings in the first three months of 2025 compared to $340 million in the first three months of 2024, a decrease of $94 million (28%). The decrease in pretax earnings reflects lower underwriting profit and lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments in the first three months of 2025 compared to the first three months of 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three months ended March 31,
	2025	2024	% Change
Gross written premiums	$2,291	$2,336	(2%)
Reinsurance premiums ceded	(680)	(702)	(3%)
Net written premiums	1,611	1,634	(1%)
Change in unearned premiums	(31)	(88)	(65%)
Net earned premiums	1,580	1,546	2%
Loss and loss adjustment expenses	965	907	6%
Commissions and other underwriting expenses	521	486	7%
Underwriting gain	94	153	(39%)

Net investment income	170	205	(17%)
Other income and expenses, net	(18)	(18)	—%
Earnings before income taxes	$246	$340	(28%)

	Three months ended March 31,
	2025	2024	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.0%	58.6%	2.4%
Underwriting expense ratio	33.0%	31.5%	1.5%
Combined ratio	94.0%	90.1%	3.9%

Aggregate — including exited lines
Loss and LAE ratio	61.1%	58.6%	2.5%
Underwriting expense ratio	33.0%	31.5%	1.5%
Combined ratio	94.1%	90.1%	4.0%

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Historically, AFG reported the results of its internal reinsurance facility (that assumes business from several of AFG’s Specialty property and casualty businesses) in an Other Specialty sub-segment. Beginning in 2025, the internal reinsurance results are included within the same sub-segments as the ceding businesses to align with senior management’s evolving view of the program. The overall results for AFG’s Specialty property and casualty insurance operations are not impacted by this change. Information from prior periods has been recast for consistent presentation.

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
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.29 billion for the first three months of 2025 compared to $2.34 billion for the first three months of 2024, a decrease of $45 million (2%). Detail of gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2025		2024
	GWP	%	GWP	%	% Change
Property and transportation	$897	39%	$959	41%	(6%)
Specialty casualty	1,068	47%	1,097	47%	(3%)
Specialty financial	326	14%	280	12%	16%
	$2,291	100%	$2,336	100%	(2%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 30% of gross written premiums for both the first three months of 2025 and the first three months of 2024. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2025		2024		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(334)	37%	$(362)	38%	(1%)
Specialty casualty	(296)	28%	(294)	27%	1%
Specialty financial	(50)	15%	(46)	16%	(1%)
	$(680)	30%	$(702)	30%	—%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.61 billion for the first three months of 2025 compared to $1.63 billion for the first three months of 2024, a decrease of $23 million (1%). Detail of net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2025		2024
	NWP	%	NWP	%	% Change
Property and transportation	$563	35%	$597	37%	(6%)
Specialty casualty	772	48%	803	49%	(4%)
Specialty financial	276	17%	234	14%	18%
	$1,611	100%	$1,634	100%	(1%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.58 billion for the first three months of 2025 compared to $1.55 billion for the first three months of 2024, an increase of $34 million (2%). Detail of net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2025		2024
	NEP	%	NEP	%	% Change
Property and transportation	$500	32%	$520	33%	(4%)
Specialty casualty	794	50%	783	51%	1%
Specialty financial	286	18%	243	16%	18%
	$1,580	100%	$1,546	100%	2%

Gross written premiums for the first three months of 2025 decreased $45 million (2%) compared to the first three months of 2024. Year-over-year premium growth continues to be achieved in selected businesses as a result of a combination of new business opportunities, a good renewal rate environment and increased exposures. However, strategic decisions to

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
optimize long-term results, including the non-renewal of certain under-performing accounts, and proactive underwriting measures to address the impact of social inflation and competitive market conditions in selected lines of business, tempered growth in the current year quarter. Overall average renewal rates increased approximately 5% in the first three months of 2025. Excluding the workers’ compensation businesses, renewal rates increased approximately 7%.

Property and transportation Gross written premiums decreased $62 million (6%) in the first three months of 2025 compared to the first three months of 2024. This decrease was due primarily to the non-renewal of a few large policies in the agricultural and transportation businesses, coupled with elevated pricing competition in the transportation businesses. These decreases were partially offset by new business opportunities, a favorable rate environment and higher exposures. Average renewal rates increased approximately 7% for this group in the first three months of 2025. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first three months of 2025 compared to the first three months of 2024 reflecting the impact of lower premiums in the crop business, which cedes a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums decreased $29 million (3%) in the first three months of 2025 compared to the first three months of 2024. The lower year-over-year premiums were primarily attributed to the excess liability, executive liability and workers’ compensation businesses and were partially offset by higher year-over-year premiums in the mergers and acquisitions liability business and new business opportunities and favorable renewal pricing in several of the other Specialty casualty businesses. Average renewal rates increased approximately 6% for this group in the first three months of 2025. Excluding the workers’ compensation businesses, renewal rates for this group increased 9%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first three months of 2025 compared to the first three months of 2024. Higher cessions, higher reinsurance costs and higher reinstatement premiums paid to reinsurers in the excess liability business and growth in the mergers and acquisitions liability business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment, was partially offset by the impact of exiting certain housing-related products in the social services business which were heavily reinsured.

Specialty financial Gross written premiums increased $46 million (16%) in the first three months of 2025 compared to the first three months of 2024 due primarily to growth in the financial institutions business. Average renewal rates increased approximately 2% for this group in the first three months of 2025. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in the first three months of 2025 compared to the first three months of 2024 reflecting growth in the financial institutions business, which cedes a lower percentage of premiums than some of the other businesses in the Specialty financial sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended March 31,			Three months ended March 31,
	2025	2024	Change	2025	2024
Property and transportation
Loss and LAE ratio	62.1%	58.7%	3.4%
Underwriting expense ratio	30.4%	29.8%	0.6%
Combined ratio	92.5%	88.5%	4.0%
Underwriting profit				$37	$60

Specialty casualty
Loss and LAE ratio	67.6%	64.2%	3.4%
Underwriting expense ratio	30.0%	28.0%	2.0%
Combined ratio	97.6%	92.2%	5.4%
Underwriting profit				$20	$61

Specialty financial
Loss and LAE ratio	41.1%	40.5%	0.6%
Underwriting expense ratio	45.9%	46.1%	(0.2%)
Combined ratio	87.0%	86.6%	0.4%
Underwriting profit				$37	$33

Total Specialty
Loss and LAE ratio	61.0%	58.6%	2.4%
Underwriting expense ratio	33.0%	31.5%	1.5%
Combined ratio	94.0%	90.1%	3.9%
Underwriting profit				$94	$154

Aggregate — including exited lines
Loss and LAE ratio	61.1%	58.6%	2.5%
Underwriting expense ratio	33.0%	31.5%	1.5%
Combined ratio	94.1%	90.1%	4.0%
Underwriting profit				$94	$153

The Specialty property and casualty insurance operations generated an underwriting profit of $94 million in the first three months of 2025 compared to $154 million in the first three months of 2024, a decrease of $60 million (39%). Higher year-over-year underwriting profit in the Specialty financial sub-segment was more than offset by lower underwriting profit in the Property and transportation and Specialty casualty sub-segments. Overall catastrophe losses were $72 million (4.5 points on the combined ratio) in the first three months of 2025 compared to catastrophe losses of $35 million (2.3 points), including $1 million in net reinstatement premiums in the first three months of 2024.

Property and transportation Underwriting profit for this group was $37 million for the first three months of 2025 compared to $60 million for the first three months of 2024, a decrease of $23 million (38%). This decrease was due primarily to lower year-over-year underwriting profit in the crop insurance business and the impact of particularly strong 2024 first quarter results in the property and inland marine business. Catastrophe losses were $10 million (2.0 points on the combined ratio) in the first three months of 2025 compared to $9 million (1.7 points) in the first three months of 2024.

Specialty casualty Underwriting profit for this group was $20 million for the first three months of 2025 compared to $61 million for the first three months of 2024, a decrease of $41 million (67%), reflecting lower underwriting profit in the workers’ compensation and executive liability businesses and higher catastrophe losses. Catastrophe losses were $27 million (3.4 points on the combined ratio) in the first three months of 2025 compared to catastrophe losses of $19 million (2.4 points), including $1 million in net reinstatement premiums in the first three months of 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Underwriting profit for this group was $37 million for the first three months of 2025 compared to $33 million in the first three months of 2024, an increase of $4 million (12%). Favorable prior year reserve development and improved accident year results were partially offset by higher year-over-year catastrophe losses. Catastrophe losses were $35 million (11.9 points on the combined ratio) in the first three months of 2025 compared to $7 million (3.2 points) in the first three months of 2024.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in the first three months of 2024 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.1% for the first three months of 2025 compared to 58.6% for the first three months of 2024, an increase of 2.5 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2025	2024	2025	2024	Ratio
Property and transportation
Current year, excluding catastrophe losses	$320	$343	64.0%	65.8%	(1.8%)
Prior accident years development	(19)	(46)	(3.9%)	(8.8%)	4.9%
Current year catastrophe losses including the impact of net reinstatement premiums	10	9	2.0%	1.7%	0.3%
Property and transportation losses and LAE and ratio	$311	$306	62.1%	58.7%	3.4%

Specialty casualty
Current year, excluding catastrophe losses	$497	$495	62.6%	63.2%	(0.6%)
Prior accident years development	12	(11)	1.6%	(1.4%)	3.0%
Current year catastrophe losses including the impact of net reinstatement premiums	27	18	3.4%	2.4%	1.0%
Specialty casualty losses and LAE and ratio	$536	$502	67.6%	64.2%	3.4%

Specialty financial
Current year, excluding catastrophe losses	$96	$85	33.8%	34.9%	(1.1%)
Prior accident years development	(13)	6	(4.6%)	2.4%	(7.0%)
Current year catastrophe losses including the impact of net reinstatement premiums	35	7	11.9%	3.2%	8.7%
Specialty financial losses and LAE and ratio	$118	$98	41.1%	40.5%	0.6%

Total Specialty
Current year, excluding catastrophe losses	$913	$923	57.8%	59.6%	(1.8%)
Prior accident years development	(20)	(51)	(1.3%)	(3.3%)	2.0%
Current year catastrophe losses including the impact of net reinstatement premiums	72	34	4.5%	2.3%	2.2%
Total Specialty losses and LAE and ratio	$965	$906	61.0%	58.6%	2.4%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$913	$923	57.8%	59.6%	(1.8%)
Prior accident years development	(20)	(50)	(1.3%)	(3.2%)	1.9%
Current year catastrophe losses including the impact of net reinstatement premiums	72	34	4.6%	2.2%	2.4%
Aggregate losses and LAE and ratio	$965	$907	61.1%	58.6%	2.5%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 57.8% for the first three months of 2025 compared to 59.6% for the first three months of 2024, an improvement of 1.8 percentage points.

Property and transportation   The 1.8 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects lower premiums in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment and the impact of a large property loss in the first quarter of 2024.

Specialty casualty   The 0.6 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the social services business in the first quarter of 2025, partially offset by higher losses in the excess and surplus businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Specialty financial   The 1.1 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $20 million in the first three months of 2025 compared to $51 million in the first three months of 2024, a decrease of $31 million (61%).

Property and transportation Net favorable reserve development of $19 million in the first three months of 2025 reflects lower than anticipated losses in the crop business and lower than anticipated claim frequency and severity in the trucking business. Net favorable reserve development of $46 million in the first three months of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business.

Specialty casualty Net adverse reserve development of $12 million in the first three months of 2025 reflects higher than anticipated claim severity in the excess liability businesses partially offset by lower than anticipated claim severity in the workers’ compensation businesses. Net favorable reserve development of $11 million in the first three months of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business, partially offset by higher than anticipated claim severity in the excess liability businesses and higher than expected claim frequency and severity in the social services business.

Specialty financial Net favorable reserve development of $13 million in the first three months of 2025 reflects lower than anticipated claim frequency and severity in the financial institutions business. Net adverse reserve development of $6 million in the first three months of 2024 reflects higher than anticipated claim severity in the innovative markets business, partially offset by lower than anticipated claim frequency in the fidelity business and lower than expected claim frequency and severity in the financial institutions business.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the first three months of 2024 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG currently has comprehensive property catastrophe reinsurance coverage in place (including a $70 million per occurrence net retention) for losses up to $625 million in the vast majority of circumstances. This coverage consists of a combination of $245 million from traditional reinsurance and $310 million of coverage through a fully collateralized catastrophe bond (effective May 1, 2025 for losses occurring through December 31, 2028).Based on data available at December 31, 2024, management estimates that AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years is just over 2% of AFG’s Shareholders’ Equity.

Catastrophe losses of $72 million in the first three months of 2025 resulted primarily from California wildfires. Catastrophe losses of $34 million (before $1 million in net reinstatement premiums) in the first three months of 2024 resulted primarily from winter and convective storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $521 million in the first three months of 2025 compared to $486 million for the first three months of 2024, an increase of $35 million (7%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 33.0% for the first three months of 2025 compared to 31.5% for the first three months of 2024, an increase of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
1.5 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2025		2024		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$152	30.4%	$154	29.8%	0.6%
Specialty casualty	238	30.0%	220	28.0%	2.0%
Specialty financial	131	45.9%	112	46.1%	(0.2%)
	$521	33.0%	$486	31.5%	1.5%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.6 percentage points in the first three months of 2025 compared to the first three months of 2024. The increase reflects the impact of lower earned premiums on the ratio, a change in the mix of business and higher costs for certain software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.0 percentage points in the first three months of 2025 compared to the first three months of 2024 reflecting the impact of a change in the mix of business and higher costs for certain software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.2 percentage points in the first three months of 2025 compared to the first three months of 2024 due primarily to the impact of higher earned premiums in the financial institutions business on the ratio and lower average commission rates in certain businesses, partially offset by higher costs for certain software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $170 million in the first three months of 2025 compared to $205 million in the first three months of 2024, a decrease of $35 million (17%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2025	2024	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$158	$149	$9	6%
Alternative investments	12	56	(44)	(79%)
Total net investment income	$170	$205	$(35)	(17%)

Average invested assets (at amortized cost)	$15,881	$15,331	$550	4%

Yield on fixed maturities (before investment expenses)	5.13%	4.93%	0.20%

Yield (net investment income as a % of average invested assets)	4.28%	5.35%	(1.07%)

The decrease in the property and casualty insurance segment’s net investment income for the first three months of 2025 compared to the first three months of 2024 reflects the impact of lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher balances of invested assets and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.28% for the first three months of 2025 compared to 5.35% for the first three months of 2024, a decrease of 1.07 percentage points. The annualized return earned on alternative investments was 1.8% in the first three months of 2025 compared to 9.0% in the comparable prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $18 million for both the first three months of 2025 and the first three months of 2024. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2025	2024
Other income	$3	$2
Other expenses:
Amortization of intangibles	5	5
Interest expense on funds withheld	11	12
Other	5	3
Total other expenses	21	20
Other income and expenses, net	$(18)	$(18)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $52 million in the first three months of 2025 compared to $50 million in the first three months of 2024, an increase of $2 million (4%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three months ended March 31,
	2025	2024	% Change
Revenues:
Net investment income	$5	$7	(29%)
Other income — P&C fees	25	36	(31%)
Other income	2	4	(50%)
Total revenues	32	47	(32%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	9	22	(59%)
Other expense — expenses associated with P&C fees	16	14	14%
Other expenses	40	42	(5%)
Costs and expenses, excluding interest charges on borrowed money	65	78	(17%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(33)	(31)	6%
Interest charges on borrowed money	19	19	—%
Loss before income taxes, excluding realized gains and losses	$(52)	$(50)	4%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $5 million in the first three months of 2025 compared to $7 million in the first three months of 2024, a decrease of $2 million (29%), reflecting a decrease in average investments and a change in the investment mix.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first three months of 2025 and 2024, AFG collected $25 million in fees for these services. Management views this fee income, net of the $16 million in the first three months of 2025 and $14 million in the first three months of 2024 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million in fees during the first three months of 2024 as compensation for providing services related to the administration of crop insurance business generated by Crop Risk Services (“CRS”) for its former owner prior to AFG’s acquisition of CRS in July 2023. The

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in both the first three months of 2025 and the first three months of 2024 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $40 million in the first three months of 2025 compared to $42 million in the first three months of 2024, a decrease of $2 million (5%).

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the first three months of 2025 and the first three months of 2024.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $3 million in the first three months of 2025 compared to $14 million in the first three months of 2024, a decrease of $11 million (79%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2025	2024
Realized gains (losses) before impairment allowances:
Disposals	$—	$(3)
Change in the fair value of equity securities	9	20
Change in the fair value of derivatives	1	(1)
	10	16

Change in allowance for impairments on securities	(7)	(2)
Realized gains (losses) on securities	$3	$14

The $9 million net realized gain from the change in the fair value of equity securities in the first three months of 2025 includes gains of $5 million on investments in media companies and $2 million on investments in natural gas companies. The $20 million net realized gain from the change in the fair value of equity securities in the first three months of 2024 includes gains of $11 million on investments in banks and financing companies and $4 million on investments in natural gas companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $43 million for the first three months of 2025 compared to $62 million for the first three months of 2024, a decrease of $19 million (31%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note B — “Segments of Operations” to the financial statements for accounting guidance adopted in the fourth quarter of 2024, which requires enhanced disclosures about significant segment expenses and a description of the composition of other segment expenses by business segment. The title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources is also required to be disclosed.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
ACCOUNTING STANDARDS TO BE ADOPTED

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of March 31, 2025, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to AFG’s income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial statements. ASU 2024-04 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively. As of March 31, 2025, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2025, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2024 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at March 31, 2025 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,639
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(319)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the first fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2025 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter:
January	—	$—	—	5,729,010
February	399,706	123.83	399,706	5,329,304
March	62,692	124.12	62,692	5,266,612
Total	462,398	$123.86	462,398
(*)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plans authorized by AFG’s Board of Directors in October 2020 and May 2021.

In connection with its stock incentive plans, AFG acquired 1,220 shares (at $135.72 per share) in January 2025, 41,328 shares (at $120.17 per share) in February 2025 and 261 shares (at an average of $129.00 per share) in March 2025.

ITEM 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

May 8, 2025	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer