Form 10-Q
period 2025-06-30
AMERICAN FINANCIAL GROUP INC
filed 2025-08-07
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2025, there were 83,394,479 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$1,268	$1,406
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,632 and $10,687; allowance for expected credit losses of $15 and $34)	10,489	10,398
Fixed maturities, trading at fair value	82	76
Equity securities, at fair value	800	751
Investments accounted for using the equity method	2,341	2,277
Mortgage loans	909	791
Real estate and other investments	160	153
Total cash and investments	16,049	15,852

Recoverables from reinsurers	4,733	5,176
Prepaid reinsurance premiums	1,256	1,013
Agents’ balances and premiums receivable	1,946	1,532
Deferred policy acquisition costs	345	320
Assets of managed investment entities	3,833	4,140
Other receivables	877	1,123
Other assets	1,325	1,375
Goodwill	305	305
Total assets	$30,669	$30,836

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$13,834	$14,179
Unearned premiums	4,026	3,584
Payable to reinsurers	1,152	1,191
Liabilities of managed investment entities	3,685	3,965
Long-term debt	1,476	1,475
Other liabilities	1,980	1,976
Total liabilities	26,153	26,370

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,385,661 and 83,978,258 shares outstanding	83	84
Capital surplus	1,414	1,411
Retained earnings	3,151	3,211
Accumulated other comprehensive income (loss), net of tax	(132)	(240)
Total shareholders’ equity	4,516	4,466
Total liabilities and shareholders’ equity	$30,669	$30,836

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Net earned premiums	$1,647	$1,585	$3,227	$3,131
Net investment income	184	188	357	386
Realized gains (losses) on securities	2	(2)	5	12
Income of managed investment entities:
Investment income	68	98	144	197
Gain (loss) on change in fair value of assets/liabilities	(4)	4	(7)	14
Other income	27	27	54	66
Total revenues	1,924	1,900	3,780	3,806

Costs and Expenses:
Losses and loss adjustment expenses	1,007	937	1,972	1,849
Commissions and other underwriting expenses	534	506	1,064	1,009
Interest charges on borrowed money	19	19	38	38
Expenses of managed investment entities	60	90	128	182
Other expenses	75	77	152	153
Total costs and expenses	1,695	1,629	3,354	3,231
Earnings before income taxes	229	271	426	575
Provision for income taxes	55	62	98	124
Net Earnings	$174	$209	$328	$451

Earnings per Common Share:
Total basic earnings	$2.07	$2.49	$3.92	$5.38
Total diluted earnings	$2.07	$2.49	$3.92	$5.38
Average number of Common Shares:
Basic	83.5	83.9	83.7	83.8
Diluted	83.5	83.9	83.7	83.9

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net earnings	$174	$209	$328	$451

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	34	(13)	89	(8)
Reclassification adjustment for realized (gains) losses included in net earnings	6	1	12	5
Total net unrealized gains (losses) on securities	40	(12)	101	(3)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	—	(4)	1	(14)
Reclassification adjustment for investment income included in net earnings	2	6	4	11
Total net unrealized gains (losses) on cash flow hedges	2	2	5	(3)
Foreign currency translation adjustments	5	(6)	2	(6)
Other comprehensive income (loss), net of tax	47	(16)	108	(12)

Comprehensive income	$221	$193	$436	$439

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at March 31, 2025	83,668,453	$1,493	$3,078	$(179)	$4,392
Net earnings	—	—	174	—	174
Other comprehensive income	—	—	—	47	47
Dividends ($0.80 per share)	—	—	(68)	—	(68)
Shares issued:
Exercise of stock options	—	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	37,907	5	—	—	5
Dividend reinvestment plan	2,076	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(319,736)	(6)	(33)	—	(39)
Shares exchanged — benefit plans	(141)	—	—	—	—
Forfeitures of restricted stock	(2,898)	—	—	—	—
Balance at June 30, 2025	83,385,661	$1,497	$3,151	$(132)	$4,516

Balance at March 31, 2024	83,857,354	$1,466	$3,089	$(315)	$4,240
Net earnings	—	—	209	—	209
Other comprehensive loss	—	—	—	(16)	(16)
Dividends ($0.71 per share)	—	—	(59)	—	(59)
Shares issued:
Exercise of stock options	3,283	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	35,357	5	—	—	5
Dividend reinvestment plan	1,815	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(21)	—	—	—	—
Forfeitures of restricted stock	(521)	—	—	—	—
Balance at June 30, 2024	83,897,267	$1,476	$3,239	$(331)	$4,384

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466
Net earnings	—	—	328	—	328
Other comprehensive income	—	—	—	108	108
Dividends ($3.60 per share)	—	—	(302)	—	(302)
Shares issued:
Exercise of stock options	18,932	1	—	—	1
Restricted stock awards	166,297	—	—	—	—
Other benefit plans	53,564	7	—	—	7
Dividend reinvestment plan	9,096	1	—	—	1
Stock-based compensation expense	—	9	—	—	9
Shares acquired and retired	(782,134)	(15)	(82)	—	(97)
Shares exchanged — benefit plans	(42,950)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(15,402)	—	—	—	—
Balance at June 30, 2025	83,385,661	$1,497	$3,151	$(132)	$4,516

Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	451	—	451
Other comprehensive loss	—	—	—	(12)	(12)
Dividends ($3.92 per share)	—	—	(328)	—	(328)
Shares issued:
Exercise of stock options	96,134	4	—	—	4
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	51,161	7	—	—	7
Dividend reinvestment plan	10,068	1	—	—	1
Stock-based compensation expense	—	9	—	—	9
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(47,891)	(1)	(5)	—	(6)
Forfeitures of restricted stock	(5,693)	—	—	—	—
Balance at June 30, 2024	83,897,267	$1,476	$3,239	$(331)	$4,384

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2025	2024
Operating Activities:
Net earnings	$328	$451
Adjustments:
Depreciation and amortization	44	39
Realized (gains) losses on investing activities	(6)	(12)
Net purchases of trading securities	2	(12)
Change in:
Reinsurance and other receivables	45	112
Other assets	2	12
Insurance claims and reserves	97	(115)
Payable to reinsurers	(39)	(10)
Other liabilities	29	(185)
Managed investment entities’ assets/liabilities	33	(239)
Other operating activities, net	(2)	(22)
Net cash provided by operating activities	533	19

Investing Activities:
Purchases of:
Fixed maturities	(1,046)	(821)
Equity securities	(11)	(94)
Mortgage loans	(145)	(141)
Other investments	(122)	(94)
Real estate, property and equipment	(58)	(71)
Proceeds from:
Maturities and redemptions of fixed maturities	996	930
Repayments of mortgage loans	25	9
Sales of fixed maturities	46	99
Sales of equity securities	15	81
Sales of other investments	26	15
Sales of real estate, property and equipment	2	25
Managed investment entities:
Purchases of investments	(837)	(1,078)
Proceeds from sales and redemptions of investments	1,170	1,135
Other investing activities, net	(2)	(1)
Net cash provided by (used in) investing activities	59	(6)

Financing Activities:
Issuances of Common Stock	7	10
Repurchases of Common Stock	(97)	—
Cash dividends paid on Common Stock	(301)	(327)
Issuances of managed investment entities’ liabilities	1,119	1,774
Retirements of managed investment entities’ liabilities	(1,458)	(1,574)
Net cash used in financing activities	(730)	(117)
Net Change in Cash and Cash Equivalents	(138)	(104)
Cash and cash equivalents at beginning of period	1,406	1,225
Cash and cash equivalents at end of period	$1,268	$1,121

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	G.	Goodwill and Other Intangibles
B.	Segments of Operations	H.	Long-Term Debt
C.	Fair Value Measurements	I.	Shareholders’ Equity
D.	Investments	J.	Income Taxes
E.	Derivatives	K.	Contingencies
F.	Managed Investment Entities	L.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2025, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any material nonrecurring fair value measurements in the first six months of 2025.

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

At June 30, 2025, assets and liabilities of managed investment entities included $134 million in assets and $104 million in liabilities of temporary warehousing entities that were established to provide AFG the ability to form new CLOs. At closing, all warehoused assets will be transferred to the new CLOs and the liabilities will be repaid.

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

At June 30, 2025, AFG has a $226 million lease liability included in other liabilities and a lease right-of-use asset of $205 million included in other assets compared to $232 million and $212 million, respectively, at December 31, 2024.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: second quarter of both 2025 and 2024 — none; first six months of 2025 — less than 0.1 million and 2024 — 0.1 million.

There were no anti-dilutive potential common shares for the second quarter or the first six months of 2025 or 2024.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks and other specialty transportation niches, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus, executive and professional liability, general liability, umbrella and excess liability, specialty coverages in targeted markets, customized programs for small to mid-sized businesses and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), fidelity and surety products and trade credit insurance. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services. Historically,

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
AFG reported the results of its internal reinsurance facility (that assumes business from several of AFG’s Specialty property and casualty businesses) in an Other Specialty sub-segment. Beginning in 2025, to be consistent with how the Chief Operating Decision Makers (“CODMs”) currently view and evaluate AFG’s Property and casualty sub-segments, the internal reinsurance results are included within the same sub-segments as the ceding businesses. The CODMs believe this presentation better reflects the performance of the underlying operating businesses and enhances the financial reporting. Information from prior periods has been recast for consistent presentation. The impacts of all intercompany transactions between segments have been eliminated.

AFG’s CODMs are its Co-CEOs. The CODMs evaluate the performance of the Property and casualty insurance segment based on return on equity and underwriting profit. The CODMs use this measure to allocate resources and make capital decisions.

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in both the second quarter and first six months of 2025 and 2024.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	June 30, 2025	December 31, 2024
Assets
Property and casualty insurance (*)	$26,089	$25,913
Other	4,580	4,923
Total assets	$30,669	$30,836
(*)Not allocable to sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Property and casualty insurance:
Net earned premiums:
Specialty
Property and transportation	$576	$552	$1,076	$1,072
Specialty casualty	799	791	1,593	1,574
Specialty financial	272	242	558	485
Total net earned premiums	1,647	1,585	3,227	3,131
Net investment income	179	189	349	394
Other income	—	2	3	4
Total property and casualty insurance	1,826	1,776	3,579	3,529
Other	96	126	196	265
Total revenues before realized gains (losses)	1,922	1,902	3,775	3,794
Realized gains (losses) on securities	2	(2)	5	12
Total revenues	$1,924	$1,900	$3,780	$3,806

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$27	$40	$64	$100
Specialty casualty	49	86	69	147
Specialty financial	38	25	75	58
Other lines	(1)	(1)	(1)	(2)
Total underwriting (a)	113	150	207	303
Investment and other income, net (b)	160	169	312	356
Total property and casualty insurance	273	319	519	659
Other (c)	(46)	(46)	(98)	(96)
Total earnings before realized gains (losses) and income taxes	227	273	421	563
Realized gains (losses) on securities	2	(2)	5	12
Total earnings before income taxes	$229	$271	$426	$575
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Property and casualty insurance:
Specialty:
Property and transportation:
Net earned premiums	$576	$552	$1,076	$1,072
Losses and loss adjustment expenses	387	351	698	657
Commissions and other underwriting expenses	162	161	314	315
Underwriting profit	$27	$40	$64	$100

Specialty casualty:
Net earned premiums	$799	$791	$1,593	$1,574
Losses and loss adjustment expenses	516	483	1,052	985
Commissions and other underwriting expenses	234	222	472	442
Underwriting profit	$49	$86	$69	$147

Specialty financial:
Net earned premiums	$272	$242	$558	$485
Losses and loss adjustment expenses	103	102	221	200
Commissions and other underwriting expenses	131	115	262	227
Underwriting profit	$38	$25	$75	$58

Other lines:
Losses and loss adjustment expenses	$1	$1	$1	$2
Underwriting profit (loss)	$(1)	$(1)	$(1)	$(2)

Total property and casualty insurance segment:
Net earned premiums	$1,647	$1,585	$3,227	$3,131
Losses and loss adjustment expenses	1,007	937	1,972	1,844
Commissions and other underwriting expenses	527	498	1,048	984
Underwriting profit	$113	$150	$207	$303

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

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment group includes approximately 20 investment professionals whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of AFG’s Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, AFG communicates directly with the pricing services regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$184	$4	$—	$188
States, municipalities and political subdivisions	—	862	6	868
Foreign government	—	255	—	255
Residential MBS	—	2,216	1	2,217
Collateralized loan obligations	—	1,088	—	1,088
Other asset-backed securities	—	2,122	284	2,406
Corporate and other	—	3,006	461	3,467
Total AFS fixed maturities	184	9,553	752	10,489
Trading fixed maturities	—	69	13	82
Equity securities	467	47	286	800
Assets of managed investment entities (“MIE”)	360	3,462	11	3,833
Other assets — derivatives	—	6	—	6
Total assets accounted for at fair value	$1,011	$13,137	$1,062	$15,210
Liabilities:
Contingent consideration — acquisitions	$—	$—	$1	$1
Liabilities of managed investment entities	346	3,328	11	3,685
Other liabilities — derivatives	—	7	—	7
Total liabilities accounted for at fair value	$346	$3,335	$12	$3,693

December 31, 2024
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$173	$—	$—	$173
States, municipalities and political subdivisions	—	858	1	859
Foreign government	—	237	—	237
Residential MBS	—	1,988	1	1,989
Collateralized loan obligations	—	1,237	—	1,237
Other asset-backed securities	—	2,111	296	2,407
Corporate and other	12	3,014	470	3,496
Total AFS fixed maturities	185	9,445	768	10,398
Trading fixed maturities	—	50	26	76
Equity securities	419	40	292	751
Assets of managed investment entities	419	3,711	10	4,140
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,023	$13,247	$1,096	$15,366
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	402	3,553	10	3,965
Other liabilities — derivatives	—	18	—	18
Total liabilities accounted for at fair value	$402	$3,571	$12	$3,985

Approximately 7% of the total assets carried at fair value at June 30, 2025, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 85% ($897 million) of the total fair value of Level 3 assets at June 30, 2025. Approximately 67% ($605 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed Level 3 investments ($292 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 11% ($118 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 4% ($47 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2025 and 2024 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2025	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2025
AFS fixed maturities:
State and municipal	$4	$—	$—	$—	$—	$2	$—	$6
Residential MBS	1	—	—	—	—	—	—	1
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	281	—	3	6	(6)	—	—	284
Corporate and other	462	7	1	25	(34)	—	—	461
Total AFS fixed maturities	748	7	4	31	(40)	2	—	752
Trading fixed maturities	13	—	—	—	—	—	—	13
Equity securities	297	20	—	3	—	7	(41)	286
Assets of MIE	12	(2)	—	1	—	—	—	11
Total Level 3 assets	$1,070	$25	$4	$35	$(40)	$9	$(41)	$1,062

Contingent consideration — acquisitions	$(1)	$—	$—	$—	$—	$—	$—	$(1)
Total Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$(1)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2024	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2024
AFS fixed maturities:
State and municipal	$2	$—	$—	$—	$—	$—	$—	$2
Residential MBS	2	—	—	—	—	—	—	2
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	335	(1)	4	9	(7)	—	—	340
Corporate and other	402	—	1	15	(6)	—	(1)	411
Total AFS fixed maturities	742	(1)	5	24	(13)	—	(1)	756
Trading fixed maturities	—	—	—	12	—	—	—	12
Equity securities	545	15	—	48	(6)	—	—	602
Assets of MIE	10	(1)	—	3	—	—	—	12
Total Level 3 assets	$1,297	$13	$5	$87	$(19)	$—	$(1)	$1,382

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$—	$—	$—	$—	$—	$—	$(2)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2024	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2025
AFS fixed maturities:
State and municipal	$1	$—	$—	$—	$—	$5	$—	$6
Residential MBS	1	—	—	—	—	—	—	1
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	296	—	5	16	(33)	—	—	284
Corporate and other	470	1	5	39	(48)	1	(7)	461
Total AFS fixed maturities	768	1	10	55	(81)	6	(7)	752
Trading fixed maturities	26	1	—	—	(14)	—	—	13
Equity securities	292	18	—	16	—	7	(47)	286
Assets of MIE	10	(3)	—	4	—	—	—	11
Total Level 3 assets	$1,096	$17	$10	$75	$(95)	$13	$(54)	$1,062

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$1	$—	$—	$(1)
Total Level 3 liabilities	$(2)	$—	$—	$—	$1	$—	$—	$(1)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2024
AFS fixed maturities:
State and municipal	$2	$—	$—	$—	$—	$—	$—	$2
Residential MBS	2	—	—	—	—	—	—	2
Collateralized loan obligations	1	—	—	—	—	—	—	1
Other asset-backed securities	351	(1)	4	24	(12)	—	(26)	340
Corporate and other	380	(1)	1	48	(12)	—	(5)	411
Total AFS fixed maturities	736	(2)	5	72	(24)	—	(31)	756
Trading fixed maturities	—	—	—	12	—	—	—	12
Equity securities	485	35	—	90	(8)	—	—	602
Assets of MIE	9	(2)	—	5	—	—	—	12
Total Level 3 assets	$1,230	$31	$5	$179	$(32)	$—	$(31)	$1,382

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$—	$—	$—	$—	$—	$—	$(2)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$1,268	$1,268	$1,268	$—	$—
Mortgage loans	909	881	—	—	881
Total financial assets not accounted for at fair value	$2,177	$2,149	$1,268	$—	$881

Long-term debt	$1,476	$1,235	$—	$1,232	$3
Total financial liabilities not accounted for at fair value	$1,476	$1,235	$—	$1,232	$3

December 31, 2024
Financial assets:
Cash and cash equivalents	$1,406	$1,406	$1,406	$—	$—
Mortgage loans	791	754	—	—	754
Total financial assets not accounted for at fair value	$2,197	$2,160	$1,406	$—	$754

Long-term debt	$1,475	$1,276	$—	$1,273	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,276	$—	$1,273	$3

D.    Investments

Available for sale fixed maturities at June 30, 2025 and December 31, 2024, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
June 30, 2025
Fixed maturities:
U.S. government and government agencies	$188	$—	$1	$(1)	$—	$188
States, municipalities and political subdivisions	910	—	6	(48)	(42)	868
Foreign government	252	—	3	—	3	255
Residential MBS	2,314	1	32	(128)	(96)	2,217
Collateralized loan obligations	1,094	4	6	(8)	(2)	1,088
Other asset-backed securities	2,433	5	25	(47)	(22)	2,406
Corporate and other	3,441	5	69	(38)	31	3,467
Total fixed maturities	$10,632	$15	$142	$(270)	$(128)	$10,489

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$176	$—	$—	$(3)	$(3)	$173
States, municipalities and political subdivisions	905	—	3	(49)	(46)	859
Foreign government	236	—	2	(1)	1	237
Residential MBS	2,122	1	22	(154)	(132)	1,989
Collateralized loan obligations	1,243	4	10	(12)	(2)	1,237
Other asset-backed securities	2,463	6	19	(69)	(50)	2,407
Corporate and other	3,542	23	42	(65)	(23)	3,496
Total fixed maturities	$10,687	$34	$98	$(353)	$(255)	$10,398

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025			December 31, 2024
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$347	$389	$42	$304	$336	$32
Perpetual preferred stocks	388	411	23	380	415	35
Total equity securities carried at fair value	$735	$800	$65	$684	$751	$67

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

			Net Investment Income
	Carrying Value		Three months ended June 30,		Six months ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Real estate-related investments (*)	$1,413	$1,392	$(16)	$11	$1	$5
Private equity	838	804	7	1	1	31
Private debt	90	81	3	2	5	3
Total investments accounted for using the equity method	$2,341	$2,277	$(6)	$14	$7	$39
(*)88% of the carrying value relates to underlying investments in multi-family properties as of June 30, 2025 and December 31, 2024.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $492 million and $457 million as of June 30, 2025 and December 31, 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2025
Fixed maturities:
U.S. government and government agencies	$—	$30	100%	$(1)	$84	99%
States, municipalities and political subdivisions	(5)	129	96%	(43)	469	92%
Foreign government	—	—	—%	—	49	100%
Residential MBS	(1)	192	99%	(127)	903	88%
Collateralized loan obligations	—	58	100%	(8)	204	96%
Other asset-backed securities	(1)	298	100%	(46)	973	95%
Corporate and other	(4)	258	98%	(34)	972	97%
Total fixed maturities	$(11)	$965	99%	$(259)	$3,654	93%

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$—	$35	100%	$(3)	$105	97%
States, municipalities and political subdivisions	(5)	256	98%	(44)	470	91%
Foreign government	—	98	100%	(1)	50	98%
Residential MBS	(6)	452	99%	(148)	916	86%
Collateralized loan obligations	—	—	—%	(12)	247	95%
Other asset-backed securities	(4)	332	99%	(65)	1,217	95%
Corporate and other	(10)	605	98%	(55)	1,151	95%
Total fixed maturities	$(25)	$1,778	99%	$(328)	$4,156	93%

At June 30, 2025, the gross unrealized losses on fixed maturities of $270 million relate to approximately 1,100 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 96% of the gross unrealized loss and 96% of the fair value of securities with unrealized losses.

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

AFG analyzes its residential MBS for expected credit losses (impairment) each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections (which reflect loan to collateral values, subordination, vintage and geographic concentration) received from independent sources, implied cash flows inherent in security ratings and analysis of historical payment data.

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at March 31, 2025	$11	$30	$41
Provision for expected credit losses on securities with no previous allowance	—	1	1
Reductions to previously recognized expected credit losses	(1)	—	(1)
Reductions due to sales or redemptions	—	(26)	(26)
Balance at June 30, 2025	$10	$5	$15

Balance at March 31, 2024	$11	$—	$11
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions (reductions) to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	(1)	—	(1)
Balance at June 30, 2024	$10	$—	$10

Balance at December 31, 2024	$11	$23	$34
Provision for expected credit losses on securities with no previous allowance	—	3	3
Additions (reductions) to previously recognized expected credit losses	(1)	5	4
Reductions due to sales or redemptions	—	(26)	(26)
Balance at June 30, 2025	$10	$5	$15

Balance at December 31, 2023	$9	$3	$12
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	(1)	(3)	(4)
Balance at June 30, 2024	$10	$—	$10
(*)Includes residential MBS, CLOs and other asset-backed securities (“ABS”).

In the first six months of 2025 and 2024, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of June 30, 2025 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$749	$735	7%
After one year through five years	2,516	2,514	24%
After five years through ten years	1,299	1,320	13%
After ten years	222	209	2%
	4,786	4,778	46%
CLOs and other ABS (average life of approximately 3 years)	3,518	3,494	33%
Residential MBS (average life of approximately 6 years)	2,313	2,217	21%
Total	$10,617	$10,489	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2025 or December 31, 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Investment Income   The following table shows investment income earned and investment expenses incurred (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income:
Fixed maturities:
Interest and amortization	$141	$136	$281	$270
Change in fair value (*)	7	—	2	—
Equity securities:
Dividends	15	7	21	14
Change in fair value	4	9	4	25
Equity in earnings (losses) of partnerships and similar investments, net	(6)	14	7	39
Cash and cash equivalents	10	12	23	24
Other	19	15	32	25
Gross investment income	190	193	370	397
Investment expenses	(6)	(5)	(13)	(11)
Net investment income	$184	$188	$357	$386
(*)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(8)	$—	$(8)	$51	$(1)	$—	$(1)	$(15)
Equity securities	10	—	10	—	(1)	—	(1)	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	2	—	2	51	(2)	—	(2)	(15)
Tax effects	—	—	—	(11)	—	—	—	3
Net of tax	$2	$—	$2	$40	$(2)	$—	$(2)	$(12)

	Six months ended June 30, 2025				Six months ended June 30, 2024
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(7)	$(7)	$(14)	$127	$(5)	$(2)	$(7)	$(4)
Equity securities	19	—	19	—	19	—	19	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	12	(7)	5	127	14	(2)	12	(4)
Tax effects	(2)	1	(1)	(26)	(3)	—	(3)	1
Net of tax	$10	$(6)	$4	$101	$11	$(2)	$9	$(3)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the second quarter and first six months of 2025 and 2024 on securities that were still owned at June 30, 2025 and June 30, 2024 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Included in realized gains (losses)	$9	$(3)	$16	$17
Included in net investment income	2	9	3	25
	$11	$6	$19	$42

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2025	2024
Gross gains	$3	$—
Gross losses	(11)	(4)

E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2025		December 31, 2024
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$1	$7	$1	$14

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	75	—	81	—
Total return swap	Other assets/Other liabilities	5	—	—	4
		$81	$7	$82	$18

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between July 2025 and October 2034) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $768 million at June 30, 2025 compared to $1.05 billion at December 31, 2024, reflecting scheduled amortization, partially offset by one new swap entered into in the first six months of 2025 ($12 million notional amount at issuance). Amounts reclassified from AOCI to net earnings were losses of $2 million and $7 million in the second quarter of 2025 and 2024 and losses of $5 million and $14 million in the first six months of 2025 and 2024, respectively. Based on forward interest rate curves at June 30, 2025, management estimates that it will reclassify approximately $6 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $17 million and $27 million at June 30, 2025 and December 31, 2024, respectively, is included in other assets in AFG’s Balance Sheet.

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

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap. AFG’s Balance Sheet includes a $3 million liability to return collateral related to the swap (included in other liabilities) and a $4 million receivable for collateral posted related to the swap (included in other assets) at June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of Earnings Line	2025	2024	2025	2024
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(2)	$(7)	$(5)	$(14)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	—	—	1	(1)
Fixed maturities with embedded derivatives	Net investment income	7	1	2	1
Total return swap	Other expenses	9	—	6	6
Earnings (losses) on non-designated hedges		16	1	9	6
Total earnings (losses) on derivatives		$14	$(6)	$4	$(8)

F.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 5.4% to 100% of the most subordinate debt tranche of thirteen active CLOs, which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $148 million (including $101 million invested in the most subordinate tranches and $30 million invested in temporary warehousing entities) at June 30, 2025.

In February 2025, AFG formed one new CLO, which issued $406 million face amount of liabilities (including $40 million face amount purchased by AFG). In the first six months of 2024, AFG formed two new CLOs, which issued $813 million face amount of liabilities (including $73 million face amount purchased by AFG). In the first six months of 2025, one CLO was substantially liquidated in accordance with the CLO indenture.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches and temporary warehousing entities (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$122	$201	$175	$177
Purchases	40	45	75	84
Sales	(9)	(81)	(88)	(100)
Distributions	(7)	(15)	(18)	(25)
CLO earnings attributable to AFG	2	9	4	23
Balance at end of period	$148	$159	$148	$159

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$12	$(15)	$(45)	$(3)
Liabilities	(16)	19	38	17
Management fees paid to AFG	2	3	5	6
CLO earnings attributable to AFG	2	9	4	23
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $73 million and $66 million at June 30, 2025 and December 31, 2024, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $198 million and $172 million at those dates, respectively. At June 30, 2025, the CLOs assets did not include any loans in default for which the CLOs are not accruing interest compared to an aggregate fair value of $3 million of loans in default (with an aggregate unpaid principal balance of $5 million) at December 31, 2024.

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.09 billion at June 30, 2025 and $1.24 billion December 31, 2024.

G.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $305 million during the first six months of 2025.

Included in other assets in AFG’s Balance Sheet is $193 million at June 30, 2025 and $203 million at December 31, 2024 in amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $69 million and $59 million, respectively. Amortization of intangibles was $5 million and $4 million in the second quarter of 2025 and 2024 and $10 million and $9 million in the first six months of 2025 and 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
H.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2025			December 31, 2024
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.25% Senior Notes due April 2030	253	(3)	250	253	(4)	249
Other	3	—	3	3	—	3
	823	(4)	819	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,498	$(22)	$1,476	$1,498	$(23)	$1,475

Scheduled principal payments on debt for the balance of 2025, the subsequent five years and thereafter are as follows: 2025 — none; 2026 — none; 2027 — none; 2028 — none; 2029 — none; 2030 — $253 million and thereafter — $1.25 billion.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at June 30, 2025 or December 31, 2024.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) is as follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended June 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$43	$(9)	$34
Reclassification adjustment for realized (gains) losses included in net earnings (*)		8	(2)	6
Total net unrealized gains (losses) on securities	$(141)	51	(11)	40	$(101)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		1	(1)	—
Reclassification adjustment for investment income included in net earnings (*)		2	—	2
Total net unrealized gains (losses) on cash flow hedges	(7)	3	(1)	2	(5)
Foreign currency translation adjustments	(33)	4	1	5	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(179)	$58	$(11)	$47	$(132)

Quarter ended June 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(16)	$3	$(13)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		1	—	1
Total net unrealized gains (losses) on securities	$(278)	(15)	3	(12)	$(290)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(5)	1	(4)
Reclassification adjustment for investment income included in net earnings (*)		7	(1)	6
Total net unrealized gains (losses) on cash flow hedges	(22)	2	—	2	(20)
Foreign currency translation adjustments	(17)	(5)	(1)	(6)	(23)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(315)	$(18)	$2	$(16)	$(331)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Six months ended June 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$112	$(23)	$89
Reclassification adjustment for realized (gains) losses included in net earnings (*)		15	(3)	12
Total net unrealized gains (losses) on securities	$(202)	127	(26)	101	$(101)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		2	(1)	1
Reclassification adjustment for investment income included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on cash flow hedges	(10)	7	(2)	5	(5)
Foreign currency translation adjustments	(30)	1	1	2	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(240)	$135	$(27)	$108	$(132)

Six months ended June 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(10)	$2	$(8)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		6	(1)	5
Total net unrealized gains (losses) on securities	$(287)	(4)	1	(3)	$(290)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(18)	4	(14)
Reclassification adjustment for investment income included in net earnings (*)		14	(3)	11
Total net unrealized gains (losses) on cash flow hedges	(17)	(4)	1	(3)	(20)
Foreign currency translation adjustments	(17)	(5)	(1)	(6)	(23)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$(13)	$1	$(12)	$(331)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2025, AFG issued 166,297 shares of restricted Common Stock (fair value of $121.89 per share) under the stock incentive plans.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $5 million in both the second quarter of 2025 and 2024 and $9 million in both the first six months of 2025 and 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$229		$271		$426		$575

Income taxes at statutory rate	$48	21%	$57	21%	$89	21%	$121	21%
Effect of:
Employee stock ownership plan dividend paid deduction	—	—%	—	—%	(2)	(1%)	(2)	—%
Tax exempt interest	(1)	—%	(1)	—%	(2)	(1%)	(2)	(1%)
Stock-based compensation	—	—%	—	—%	(1)	—%	(2)	—%
Dividends received deduction	(1)	—%	(1)	—%	(1)	—%	(1)	—%
Nondeductible expenses	3	1%	2	1%	6	1%	4	1%
Adjustment related to sale of subsidiary	7	3%	4	1%	7	2%	4	1%
Foreign operations	1	—%	—	—%	3	1%	—	—%
Other	(2)	(1%)	1	—%	(1)	—%	2	—%
Provision for income taxes as shown in the statement of earnings	$55	24%	$62	23%	$98	23%	$124	22%
In the second quarter of 2025, AFG recorded $7 million in net tax expense related to a pending state income tax examination regarding the sale of a subsidiary in a prior year. In the second quarter of 2024, AFG recorded $4 million in net tax expense related to a pending IRS settlement regarding the sale of a different subsidiary in a prior year.

The One Big Beautiful Bill Act (enacted on July 4, 2025), among other things, extends many of the federal tax provisions of the 2017 Tax Cuts and Jobs Act and contains provisions that will accelerate the timing of certain tax deductions beginning in 2025 with an offsetting impact to deferred taxes and no impact on total income tax expense. While management is still evaluating the full impact of the bill, there was no impact on AFG’s financial statements at June 30, 2025 and the tax provisions of the bill are not expected to be material to AFG’s results of operations in future periods.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Insurance

Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2025 and 2024 (in millions):

	Six months ended June 30,
	2025	2024
Balance at beginning of year	$14,179	$13,087
Less reinsurance recoverables, net of allowance	4,957	4,288
Net liability at beginning of year	9,222	8,799
Provision for losses and LAE occurring in the current period	2,003	1,934
Net decrease in the provision for claims of prior years	(31)	(85)
Total losses and LAE incurred	1,972	1,849
Payments for losses and LAE of:
Current year	(448)	(425)
Prior years	(1,450)	(1,533)
Total payments	(1,898)	(1,958)
Foreign currency translation and other	(10)	(1)
Net liability at end of period	9,286	8,689
Add back reinsurance recoverables, net of allowance	4,548	3,918
Gross unpaid losses and LAE included in the balance sheet at end of period	$13,834	$12,607

The net decrease in the provision for claims of prior years during the first six months of 2025 reflects (i) lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation and agribusiness operations and lower than expected claim frequency in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the trade credit, surety and fidelity businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the excess and surplus and social services businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first six months of 2024 reflects (i) lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the fidelity and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim severity in the excess and surplus businesses and higher than expected claim frequency and severity in the social services business (within the Specialty casualty sub-segment) and (ii) higher than anticipated claim severity in the innovative markets and surety businesses (within the Specialty financial sub-segment).

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2025 and 2024 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2025	2024	2025	2024
Balance at March 31	$10	$10	$18	$15
Provision (credit) for expected credit losses	(1)	—	1	4
Write-offs charged against the allowance	—	—	—	(1)
Balance at June 30	$9	$10	$19	$18

Balance at December 31	$11	$10	$19	$15
Provision (credit) for expected credit losses	(2)	—	—	4
Write-offs charged against the allowance	—	—	—	(1)
Balance at June 30	$9	$10	$19	$18

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	32	Results of Operations	43
Overview	33	General	43
Critical Accounting Policies	33	Results of Operations — Second Quarter	44
Liquidity and Capital Resources	34	Segmented Statement of Earnings	44
Ratios	34	Property and Casualty Insurance	45
Condensed Consolidated Cash Flows	34	Holding Company, Other and Unallocated	53
Parent and Subsidiary Liquidity	35	Results of Operations — First Six Months	55
Investments	36	Segmented Statement of Earnings	55
Uncertainties	39	Property and Casualty Insurance	56
Managed Investment Entities	40	Holding Company, Other and Unallocated	64
		Recent Accounting Standards	65

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
•changes in financial, political and economic conditions, including changes in interest and inflation rates and impacts from tariffs or other trade actions, currency fluctuations and extended economic recessions or expansions in the U.S. and/or abroad;
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
OVERVIEW

Financial Condition
AFG is organized as a holding company with almost all of its operations being conducted by subsidiaries. AFG, however, has continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Therefore, certain analyses are most meaningfully presented on a parent only basis while others are best done on a total enterprise basis. In addition, because its businesses are financial in nature, AFG does not prepare its consolidated financial statements using a current-noncurrent format. Consequently, certain traditional ratios and financial analysis tests are not meaningful.

Results of Operations
Through the operations of its subsidiaries, AFG is engaged primarily in property and casualty insurance, focusing on specialized commercial products for businesses.

AFG reported net earnings of $174 million ($2.07 per share, diluted) for the second quarter of 2025 compared to $209 million ($2.49 per share, diluted) for the second quarter of 2024 and $328 million ($3.92 per share, diluted) for the first six months of 2025 compared to $451 million ($5.38 per share, diluted) for the first six months of 2024. The decline in the 2025 periods reflects lower underwriting profit and lower net investment income from AFG’s alternative investment portfolio, partially offset by the favorable impact on net investment income of higher average balances of investments and higher yields on fixed maturity investments.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2024 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	June 30, 2025	2024	2023
Principal amount of long-term debt	$1,498	$1,498	$1,498
Total capital	6,146	6,204	6,075
Ratio of debt to total capital:
Including subordinated debt	24.4%	24.1%	24.7%
Excluding subordinated debt	13.4%	13.3%	13.5%

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

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$533	$19
Net cash provided by (used in) investing activities	59	(6)
Net cash used in financing activities	(730)	(117)
Net change in cash and cash equivalents	$(138)	$(104)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $33 million during the first six months of 2025 and reduced cash flows from operating activities by $239 million in the first six months of 2024, accounting for a $272 million increase in cash flows from operating activities in the 2025 period compared to the 2024 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $500 million and $258 million in the first six months of 2025 and 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $333 million source of cash in the first six months of 2025 compared to $57 million in the first six months of 2024, accounting for a $276 million increase in net cash provided by investing activities in the first six months of 2025 compared to the 2024 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were a $274 million use of cash in the first six months of 2025 compared to $63 million in the first six months of 2024.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $730 million for the first six months of 2025 compared to $117 million in the first six months of 2024, an increase of $613 million. AFG paid cash dividends totaling $301 million in the first six months of 2025 compared to $327 million in the first six months of 2024, a decrease in cash used by financing activities of $26 million. During the first six months of 2025, AFG repurchased $97 million of its Common Stock compared to no repurchases in the comparable 2024 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $339 million in the first six months of 2025 compared to issuances exceeding retirements by $200 million in the first six months of 2024, accounting for a $539 million increase in net cash used in financing activities in the 2025 period compared to the 2024 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements.

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

During the first six months of 2025, AFG repurchased 782,134 shares of its Common Stock for $97 million and paid a special cash dividend totaling $167 million ($2.00 per share) in March.

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

At June 30, 2025, AFG (parent) held approximately $349 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2024 or the first six months of 2025.

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

Investments
AFG’s investment portfolio at June 30, 2025, contained $10.49 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $82 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $560 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $240 million in equity securities carried at fair value with holding gains and losses included in net investment income. AFG’s investment portfolio also includes $2.34 billion in investments accounted for using the equity method (limited partnerships and similar investments). Under the equity method, AFG records its share of the earnings or losses of the investee based on when it is reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is included in net investment income and is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 89% was priced using pricing services at June 30, 2025 and 3% was priced using non-binding broker quotes. The remaining 8% are priced internally using a variety of inputs including credit spreads, trade information, prices of comparable securities, estimates of cash flow and other security specific features. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note C — “Fair Value Measurements” to the financial statements.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2025 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,571
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(317)
Approximately 95% of the fixed maturities held by AFG at June 30, 2025, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 2% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
AFG has approximately $75 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $350 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2025, is shown in the following table (dollars in millions). There were $446 million of available for sale fixed maturity securities with no unrealized gains or losses at June 30, 2025.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$5,424	$4,619
Amortized cost of securities, net of allowance for expected credit losses	$5,282	$4,889
Gross unrealized gain (loss)	$142	$(270)
Fair value as % of amortized cost	103%	94%
Number of security positions	942	1,084
Number individually exceeding $2 million gain or loss	2	33
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Residential mortgage-backed securities	$32	$(128)
Other asset-backed securities	25	(47)
Banking	14	(7)
Asset managers	12	(9)
States and municipalities	6	(48)
Percentage rated investment grade	95%	96%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2025, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	2%	11%
After one year through five years	26%	20%
After five years through ten years	17%	8%
After ten years	1%	4%
	46%	43%
CLOs and other asset-backed securities (average life of approximately 3 years)	34%	33%
Residential mortgage-backed securities (average life of approximately 6 years)	20%	24%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2025
Securities with unrealized gains:
Exceeding $500,000 (53 securities)	$829	$48	106%
$500,000 or less (889 securities)	4,595	94	102%
	$5,424	$142	103%
Securities with unrealized losses:
Exceeding $500,000 (114 securities)	$1,339	$(178)	88%
$500,000 or less (970 securities)	3,280	(92)	97%
	$4,619	$(270)	94%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2025
Investment grade fixed maturities with losses for:
Less than one year (162 securities)	$907	$(9)	99%
One year or longer (766 securities)	3,532	(250)	93%
	$4,439	$(259)	94%
Non-investment grade fixed maturities with losses for:
Less than one year (40 securities)	$58	$(2)	97%
One year or longer (116 securities)	122	(9)	93%
	$180	$(11)	94%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2025. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2025
Assets:
Cash and investments	$16,197	$—	$(148)	(*)	$16,049
Assets of managed investment entities	—	3,833	—		3,833
Other assets	10,787	—	—		10,787
Total assets	$26,984	$3,833	$(148)		$30,669
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$17,860	$—	$—		$17,860
Liabilities of managed investment entities	—	3,803	(118)	(*)	3,685
Long-term debt and other liabilities	4,608	—	—		4,608
Total liabilities	22,468	3,803	(118)		26,153

Shareholders’ equity:
Common Stock and Capital surplus	1,497	30	(30)		1,497
Retained earnings	3,151	—	—		3,151
Accumulated other comprehensive income (loss), net of tax	(132)	—	—		(132)
Total shareholders’ equity	4,516	30	(30)		4,516
Total liabilities and shareholders’ equity	$26,984	$3,833	$(148)		$30,669

December 31, 2024
Assets:
Cash and investments	$16,026	$—	$(174)	(*)	$15,852
Assets of managed investment entities	—	4,140	—		4,140
Other assets	10,845	—	(1)	(*)	10,844
Total assets	$26,871	$4,140	$(175)		$30,836
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$17,763	$—	$—		$17,763
Liabilities of managed investment entities	—	4,091	(126)	(*)	3,965
Long-term debt and other liabilities	4,642	—	—		4,642
Total liabilities	22,405	4,091	(126)		26,370

Shareholders’ equity:
Common Stock and Capital surplus	1,495	49	(49)		1,495
Retained earnings	3,211	—	—		3,211
Accumulated other comprehensive income (loss), net of tax	(240)	—	—		(240)
Total shareholders’ equity	4,466	49	(49)		4,466
Total liabilities and shareholders’ equity	$26,871	$4,140	$(175)		$30,836
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2025
Revenues:
Net earned premiums	$1,647	$—	$—		$1,647
Net investment income	186	—	(2)	(b)	184
Realized gains (losses) on securities	2	—	—		2
Income of managed investment entities:
Investment income	—	68	—		68
Gain (loss) on change in fair value of assets/liabilities	—	—	(4)	(b)	(4)
Other income	29	—	(2)	(c)	27
Total revenues	1,864	68	(8)		1,924
Costs and Expenses:
Insurance benefits and expenses	1,541	—	—		1,541
Expenses of managed investment entities	—	68	(8)	(b)(c)	60
Interest charges on borrowed money and other expenses	94	—	—		94
Total costs and expenses	1,635	68	(8)		1,695
Earnings before income taxes	229	—	—		229
Provision for income taxes	55	—	—		55
Net earnings	$174	$—	$—		$174

Three months ended June 30, 2024
Revenues:
Net earned premiums	$1,585	$—	$—		$1,585
Net investment income	197	—	(9)	(b)	188
Realized gains (losses) on securities	(2)	—	—		(2)
Income of managed investment entities:
Investment income	—	98	—		98
Gain (loss) on change in fair value of assets/liabilities	—	7	(3)	(b)	4
Other income	30	—	(3)	(c)	27
Total revenues	1,810	105	(15)		1,900
Costs and Expenses:
Insurance benefits and expenses	1,443	—	—		1,443
Expenses of managed investment entities	—	102	(12)	(b)(c)	90
Interest charges on borrowed money and other expenses	96	—	—		96
Total costs and expenses	1,539	102	(12)		1,629
Earnings before income taxes	271	3	(3)		271
Provision for income taxes	62	—	—		62
Net earnings	$209	$3	$(3)		$209
(a)Includes income of $2 million in the second quarter of 2025 and $9 million in the second quarter of 2024, representing the change in fair value of AFG’s CLO investments and $2 million and $3 million of income in the second quarter of 2025 and 2024, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $6 million and $9 million in the second quarter of 2025 and 2024, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2025
Revenues:
Net earned premiums	$3,227	$—	$—		$3,227
Net investment income	361	—	(4)	(b)	357
Realized gains (losses) on securities	5	—	—		5
Income of managed investment entities:
Investment income	—	144	—		144
Gain (loss) on change in fair value of assets/liabilities	—	5	(12)	(b)	(7)
Other income	59	—	(5)	(c)	54
Total revenues	3,652	149	(21)		3,780
Costs and Expenses:
Insurance benefits and expenses	3,036	—	—		3,036
Expenses of managed investment entities	—	147	(19)	(b)(c)	128
Interest charges on borrowed money and other expenses	190	—	—		190
Total costs and expenses	3,226	147	(19)		3,354
Earnings before income taxes	426	2	(2)		426
Provision for income taxes	98	—	—		98
Net earnings	$328	$2	$(2)		$328

Six months ended June 30, 2024
Revenues:
Net earned premiums	$3,131	$—	$—		$3,131
Net investment income	409	—	(23)	(b)	386
Realized gains (losses) on securities	12	—	—		12
Income of managed investment entities:
Investment income	—	197	—		197
Gain (loss) on change in fair value of assets/liabilities	—	13	1	(b)	14
Other income	72	—	(6)	(c)	66
Total revenues	3,624	210	(28)		3,806
Costs and Expenses:
Insurance benefits and expenses	2,858	—	—		2,858
Expenses of managed investment entities	—	206	(24)	(b)(c)	182
Interest charges on borrowed money and other expenses	191	—	—		191
Total costs and expenses	3,049	206	(24)		3,231
Earnings before income taxes	575	4	(4)		575
Provision for income taxes	124	—	—		124
Net earnings	$451	$4	$(4)		$451
(a)Includes income of $4 million in the first six months of 2025 and $23 million in the first six months of 2024, representing the change in fair value of AFG’s CLO investments and $5 million and $6 million of income in the first six months of 2025 and 2024, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $14 million and $18 million in the first six months of 2025 and 2024, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Components of net earnings:
Core operating earnings before income taxes	$227	$273	$421	$563
Pretax non-core item:
Realized gains (losses) on securities	2	(2)	5	12
Earnings before income taxes	229	271	426	575
Provision for income taxes:
Core operating earnings	48	58	90	117
Non-core items:
Realized gains (losses) on securities	—	—	1	3
Other (*)	7	4	7	4
Total provision for income taxes	55	62	98	124
Net earnings	$174	$209	$328	$451

Net earnings:
Core net operating earnings	$179	$215	$331	$446
Realized gains (losses) on securities	2	(2)	4	9
Other (*)	(7)	(4)	(7)	(4)
Net earnings	$174	$209	$328	$451

Diluted per share amounts:
Core net operating earnings	$2.14	$2.56	$3.96	$5.32
Realized gains (losses) on securities	0.02	(0.02)	0.05	0.11
Other (*)	(0.09)	(0.05)	(0.09)	(0.05)
Net earnings	$2.07	$2.49	$3.92	$5.38
(*)Adjustments to income tax expense related to sales of subsidiaries in prior years.

Net earnings were $174 million in the second quarter of 2025 compared to $209 million in the second quarter of 2024 reflecting lower core net operating earnings, which decreased $36 million compared to the second quarter of 2024 reflecting lower underwriting profit and lower net investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments. Net realized gains on securities in the second quarter of 2025 and 2024 include after-tax gains of $7 million and after-tax losses of $2 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $328 million in the first six months of 2025 compared to $451 million in the first six months of 2024 reflecting lower core net operating earnings, which decreased $115 million compared to the first six months of 2024 reflecting lower underwriting profit and lower net investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments. Net realized gains on securities in the first six months of 2025 and 2024 include after-tax gains of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
$12 million and $14 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2025 and 2024 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2025
Revenues:
Net earned premiums	$1,647	$—	$—	$1,647	$—	$1,647
Net investment income	179	(2)	7	184	—	184
Realized gains (losses) on securities	—	—	—	—	2	2
Income of MIEs:
Investment income	—	68	—	68	—	68
Gain (loss) on change in fair value of assets/liabilities	—	(4)	—	(4)	—	(4)
Other income	—	(2)	29	27	—	27
Total revenues	1,826	60	36	1,922	2	1,924

Costs and Expenses:
Losses and loss adjustment expenses	1,007	—	—	1,007	—	1,007
Commissions and other underwriting expenses	527	—	7	534	—	534
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	60	—	60	—	60
Other expenses	19	—	56	75	—	75
Total costs and expenses	1,553	60	82	1,695	—	1,695
Earnings before income taxes	273	—	(46)	227	2	229
Provision for income taxes	55	—	(7)	48	7	55
Core Net Operating Earnings	218	—	(39)	179
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	2	2	(2)	—
Other	—	—	(7)	(7)	7	—
Net Earnings	$218	$—	$(44)	$174	$—	$174

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2024
Revenues:
Net earned premiums	$1,585	$—	$—	$1,585	$—	$1,585
Net investment income	189	(9)	8	188	—	188
Realized gains (losses) on securities	—	—	—	—	(2)	(2)
Income of MIEs:
Investment income	—	98	—	98	—	98
Gain (loss) on change in fair value of assets/liabilities	—	4	—	4	—	4
Other income	2	(3)	28	27	—	27
Total revenues	1,776	90	36	1,902	(2)	1,900

Costs and Expenses:
Losses and loss adjustment expenses	937	—	—	937	—	937
Commissions and other underwriting expenses	498	—	8	506	—	506
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	90	—	90	—	90
Other expenses	22	—	55	77	—	77
Total costs and expenses	1,457	90	82	1,629	—	1,629
Earnings before income taxes	319	—	(46)	273	(2)	271
Provision for income taxes	67	—	(9)	58	4	62
Core Net Operating Earnings	252	—	(37)	215
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(2)	(2)	2	—
Other	(4)	—	—	(4)	4	—
Net Earnings	$248	$—	$(39)	$209	$—	$209
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

AFG’s property and casualty insurance operations contributed $273 million in pretax earnings in the second quarter of 2025 compared to $319 million in the second quarter of 2024, a decrease of $46 million (14%). The decrease in pretax earnings reflects lower underwriting profit and lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments in the second quarter of 2025 compared to the second quarter of 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2025 and 2024 (dollars in millions):

	Three months ended June 30,
	2025	2024	% Change
Gross written premiums	$2,653	$2,406	10%
Reinsurance premiums ceded	(850)	(714)	19%
Net written premiums	1,803	1,692	7%
Change in unearned premiums	(156)	(107)	46%
Net earned premiums	1,647	1,585	4%
Loss and loss adjustment expenses	1,007	937	7%
Commissions and other underwriting expenses	527	498	6%
Underwriting gain	113	150	(25%)

Net investment income	179	189	(5%)
Other income and expenses, net	(19)	(20)	(5%)
Earnings before income taxes	$273	$319	(14%)

	Three months ended June 30,
	2025	2024	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.1%	59.1%	2.0%
Underwriting expense ratio	32.0%	31.4%	0.6%
Combined ratio	93.1%	90.5%	2.6%

Aggregate — including exited lines
Loss and LAE ratio	61.1%	59.1%	2.0%
Underwriting expense ratio	32.0%	31.4%	0.6%
Combined ratio	93.1%	90.5%	2.6%

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
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.65 billion for the second quarter of 2025 compared to $2.41 billion for the second quarter of 2024, an increase of $247 million (10%). Detail of gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2025		2024
	GWP	%	GWP	%	% Change
Property and transportation	$1,247	47%	$1,084	45%	15%
Specialty casualty	1,062	40%	1,023	43%	4%
Specialty financial	344	13%	299	12%	15%
	$2,653	100%	$2,406	100%	10%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 32% of gross written premiums for the second quarter of 2025 compared to 30% for the second quarter of 2024, an increase of 2 percentage points. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2025		2024		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(488)	39%	$(394)	36%	3%
Specialty casualty	(297)	28%	(270)	26%	2%
Specialty financial	(65)	19%	(50)	17%	2%
	$(850)	32%	$(714)	30%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.80 billion for the second quarter of 2025 compared to $1.69 billion for the second quarter of 2024, an increase of $111 million (7%). Detail of net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2025		2024
	NWP	%	NWP	%	% Change
Property and transportation	$759	42%	$690	41%	10%
Specialty casualty	765	42%	753	44%	2%
Specialty financial	279	16%	249	15%	12%
	$1,803	100%	$1,692	100%	7%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.65 billion for the second quarter of 2025 compared to $1.59 billion for the second quarter of 2024, an increase of $62 million (4%). Detail of net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2025		2024
	NEP	%	NEP	%	% Change
Property and transportation	$576	35%	$552	35%	4%
Specialty casualty	799	48%	791	50%	1%
Specialty financial	272	17%	242	15%	12%
	$1,647	100%	$1,585	100%	4%

Gross written premiums for the second quarter of 2025 increased $247 million (10%) compared to the second quarter of 2024. Earlier reporting of crop acreage by insureds impacted the timing of the recording of crop premiums and contributed to the year-over-year increase, particularly when compared to later reporting of acreage in the previous year. Excluding

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
the crop business, gross written premiums increased 6% compared to the second quarter of 2024 as a result of year-over-year premium growth from new business opportunities, a good renewal rate environment, and increased exposures. Overall average renewal rates increased approximately 6% in the second quarter of 2025. Excluding the workers’ compensation businesses, renewal rates increased approximately 7%.

Property and transportation Gross written premiums increased $163 million (15%) in the second quarter of 2025 compared to the second quarter of 2024. This increase was primarily the result of earlier reporting of crop acreage in the second quarter of 2025 compared to 2024, which impacts the timing of crop premiums. Excluding the crop business, gross written premiums for this group increased 6% compared to the second quarter of 2024, reflecting increased exposures, new business opportunities and a favorable rate environment in the transportation businesses. Average renewal rates increased approximately 8% for this group in the second quarter of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the second quarter of 2025 compared to the second quarter of 2024, reflecting higher premiums in the crop business and growth in alternative risk transfer products in the transportation businesses, both of which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $39 million (4%) in the second quarter of 2025 compared to the second quarter of 2024, reflecting higher year-over-year premiums in the mergers and acquisitions liability business and growth across a variety of other businesses in the Specialty casualty sub-segment resulting from new business opportunities, higher rates and strong policy retention. These items were partially offset by lower premiums due to a challenging market in the directors’ and officers’ liability business as well as the continued non-renewal of certain housing and daycare accounts in the social services businesses. Average renewal rates increased approximately 6% for this group in the second quarter of 2025. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the second quarter of 2025 compared to the second quarter of 2024, reflecting higher cessions and higher reinsurance costs in the excess liability business and growth in the mergers and acquisitions liability business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $45 million (15%) in the second quarter of 2025 compared to the second quarter of 2024 due primarily to growth in the financial institutions business. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the second quarter of 2025 compared to the second quarter of 2024, reflecting higher cessions in the financial institutions business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended June 30,			Three months ended June 30,
	2025	2024	Change	2025	2024
Property and transportation
Loss and LAE ratio	67.2%	63.7%	3.5%
Underwriting expense ratio	28.0%	29.0%	(1.0%)
Combined ratio	95.2%	92.7%	2.5%
Underwriting profit				$27	$40

Specialty casualty
Loss and LAE ratio	64.5%	61.0%	3.5%
Underwriting expense ratio	29.4%	28.1%	1.3%
Combined ratio	93.9%	89.1%	4.8%
Underwriting profit				$49	$86

Specialty financial
Loss and LAE ratio	38.1%	42.1%	(4.0%)
Underwriting expense ratio	48.0%	47.6%	0.4%
Combined ratio	86.1%	89.7%	(3.6%)
Underwriting profit				$38	$25

Total Specialty
Loss and LAE ratio	61.1%	59.1%	2.0%
Underwriting expense ratio	32.0%	31.4%	0.6%
Combined ratio	93.1%	90.5%	2.6%
Underwriting profit				$114	$151

Aggregate — including exited lines
Loss and LAE ratio	61.1%	59.1%	2.0%
Underwriting expense ratio	32.0%	31.4%	0.6%
Combined ratio	93.1%	90.5%	2.6%
Underwriting profit				$113	$150

The Specialty property and casualty insurance operations generated an underwriting profit of $114 million in the second quarter of 2025 compared to $151 million in the second quarter of 2024, a decrease of $37 million (25%). Higher year-over-year underwriting profit in the Specialty financial sub-segment was more than offset by lower underwriting profit in the Property and transportation and Specialty casualty sub-segments. Overall catastrophe losses were $38 million (2.3 points on the combined ratio) in the second quarter of 2025 compared to catastrophe losses of $36 million (2.3 points) in the second quarter of 2024.

Property and transportation Underwriting profit for this group was $27 million for the second quarter of 2025 compared to $40 million for the second quarter of 2024, a decrease of $13 million (33%), reflecting the impact of particularly strong crop results in the second quarter of 2024. Catastrophe losses were $12 million (2.0 points on the combined ratio) in the second quarter of 2025 compared to $13 million (2.4 points) in the second quarter of 2024.

Specialty casualty Underwriting profit for this group was $49 million for the second quarter of 2025 compared to $86 million for the second quarter of 2024, a decrease of $37 million (43%), reflecting lower underwriting profit in the excess and surplus and social services businesses. Catastrophe losses were $7 million (0.9 points on the combined ratio) in the second quarter of 2025 compared to catastrophe losses of $5 million (0.6 points) in the second quarter of 2024.

Specialty financial Underwriting profit for this group was $38 million for the second quarter of 2025 compared to $25 million in the second quarter of 2024, an increase of $13 million (52%). This increase was due primarily to higher

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
year-over-year underwriting profitability in the financial institutions and surety businesses. Catastrophe losses were $19 million (7.3 points on the combined ratio) in the second quarter of 2025 compared to $18 million (7.2 points) in the second quarter of 2024.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in both the second quarter of 2025 and the second quarter of 2024 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.1% for the second quarter of 2025 compared to 59.1% for the second quarter of 2024, an increase of 2.0 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2025	2024	2025	2024	Ratio
Property and transportation
Current year, excluding catastrophe losses	$388	$372	67.4%	67.6%	(0.2%)
Prior accident years development	(13)	(34)	(2.2%)	(6.3%)	4.1%
Current year catastrophe losses including the impact of net reinstatement premiums	12	13	2.0%	2.4%	(0.4%)
Property and transportation losses and LAE and ratio	$387	$351	67.2%	63.7%	3.5%

Specialty casualty
Current year, excluding catastrophe losses	$499	$480	62.4%	60.6%	1.8%
Prior accident years development	10	(2)	1.2%	(0.2%)	1.4%
Current year catastrophe losses including the impact of net reinstatement premiums	7	5	0.9%	0.6%	0.3%
Specialty casualty losses and LAE and ratio	$516	$483	64.5%	61.0%	3.5%

Specialty financial
Current year, excluding catastrophe losses	$93	$84	34.0%	34.8%	(0.8%)
Prior accident years development	(9)	—	(3.2%)	0.1%	(3.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	19	18	7.3%	7.2%	0.1%
Specialty financial losses and LAE and ratio	$103	$102	38.1%	42.1%	(4.0%)

Total Specialty
Current year, excluding catastrophe losses	$980	$936	59.5%	59.1%	0.4%
Prior accident years development	(12)	(36)	(0.7%)	(2.3%)	1.6%
Current year catastrophe losses including the impact of net reinstatement premiums	38	36	2.3%	2.3%	—%
Total Specialty losses and LAE and ratio	$1,006	$936	61.1%	59.1%	2.0%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$980	$936	59.5%	59.1%	0.4%
Prior accident years development	(11)	(35)	(0.7%)	(2.2%)	1.5%
Current year catastrophe losses including the impact of net reinstatement premiums	38	36	2.3%	2.2%	0.1%
Aggregate losses and LAE and ratio	$1,007	$937	61.1%	59.1%	2.0%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 59.5% for the second quarter of 2025 compared to 59.1% for the second quarter of 2024, an increase of 0.4 percentage points.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and transportation   The 0.2 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the property and inland marine business, which has a lower loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, partially offset by higher losses in the aviation business.

Specialty casualty   The 1.8 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects higher claim severity in the excess and surplus and social services businesses, partially offset by improved results in the workers’ compensation businesses.

Specialty financial   The 0.8 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $12 million in the second quarter of 2025 compared to $36 million in the second quarter of 2024, a decrease of $24 million (67%).

Property and transportation Net favorable reserve development of $13 million in the second quarter of 2025 reflects lower than anticipated severity in the aviation, agribusiness and ocean marine businesses. Net favorable reserve development of $34 million in the second quarter of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business.

Specialty casualty Net adverse reserve development of $10 million in the second quarter of 2025 reflects higher than anticipated claim severity in the excess and surplus and social services businesses, partially offset by lower than anticipated claim severity in the workers’ compensation businesses. Net favorable reserve development of $2 million in the second quarter of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability business, partially offset by higher than anticipated claim severity in the excess and surplus businesses.

Specialty financial Net favorable reserve development of $9 million in the second quarter of 2025 reflects lower than expected claim frequency in the financial institutions business and lower than anticipated claim severity in the surety and trade credit businesses. Net reserve development of less than $1 million in the second quarter of 2024 reflects lower than anticipated claim frequency in the trade credit and fidelity businesses and lower than expected claim frequency and severity in the financial institutions business, offset by higher than anticipated claim severity in certain other businesses.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in both the second quarter of 2025 and the second quarter of 2024 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG currently has comprehensive property catastrophe reinsurance coverage in place (including a $70 million per occurrence net retention) for losses up to $625 million in the vast majority of circumstances. This coverage consists of a combination of $245 million from traditional reinsurance and $310 million of coverage through a fully collateralized catastrophe bond. Based on data available at December 31, 2024, management estimates that AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years is just over 2% of AFG’s Shareholders’ Equity.

Catastrophe losses of $38 million in the second quarter of 2025 and $36 million in the second quarter of 2024 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $527 million in the second quarter of 2025 compared to $498 million for the second quarter of 2024, an increase of $29 million (6%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 32.0% for the second quarter of 2025 compared to 31.4% for the second quarter of 2024, an increase of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
0.6 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2025		2024		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$162	28.0%	$161	29.0%	(1.0%)
Specialty casualty	234	29.4%	222	28.1%	1.3%
Specialty financial	131	48.0%	115	47.6%	0.4%
	$527	32.0%	$498	31.4%	0.6%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.0 percentage points in the second quarter of 2025 compared to the second quarter of 2024. The decrease reflects the impact of higher earned premiums in the crop operations on the ratio (which has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment), partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.3 percentage points in the second quarter of 2025 compared to the second quarter of 2024 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and an increase in average commission rates in the excess and surplus business resulting from changes in reinsurance treaties.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.4 percentage points in the second quarter of 2025 compared to the second quarter of 2024 due primarily to higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics, partially offset by the impact of higher earned premiums in the financial institutions business on the ratio and lower average commission rates in certain businesses.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $179 million in the second quarter of 2025 compared to $189 million in the second quarter of 2024, a decrease of $10 million (5%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2025	2024	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$171	$156	$15	10%
Alternative investments	8	33	(25)	(76%)
Total net investment income	$179	$189	$(10)	(5%)

Average invested assets (at amortized cost)	$15,921	$15,346	$575	4%

Yield on fixed maturities (before investment expenses)	5.24%	5.04%	0.20%

Yield (net investment income as a % of average invested assets)	4.50%	4.93%	(0.43%)

The decrease in the property and casualty insurance segment’s net investment income for the second quarter of 2025 compared to the second quarter of 2024 reflects the impact of lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by the impact of higher balances of invested assets and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.50% for the second quarter of 2025 compared to 4.93% for the second quarter of 2024, a decrease of 0.43 percentage points. The annualized return earned on alternative investments was 1.2% in the second quarter of 2025 compared to 5.1% in the comparable prior year period. The impact on rental rates and occupancy from a surge in new apartment supply in certain otherwise

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
strong markets reduced the fair value of certain multi-family investments and tempered the performance of AFG’s alternative investment portfolio in the second quarter of 2025.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $19 million for the second quarter of 2025 compared to $20 million for the second quarter of 2024, a decrease of $1 million (5%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2025	2024
Other income	$—	$2
Other expenses:
Amortization of intangibles	5	4
Interest expense on funds withheld	12	13
Other	2	5
Total other expenses	19	22
Other income and expenses, net	$(19)	$(20)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $46 million in both the second quarter of 2025 and the second quarter of 2024.

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended June 30, 2025 and 2024 (dollars in millions):

	Three months ended June 30,
	2025	2024	% Change
Revenues:
Net investment income	$7	$8	(13%)
Other income — P&C fees	23	24	(4%)
Other income	6	4	50%
Total revenues	36	36	—%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	7	8	(13%)
Other expense — expenses associated with P&C fees	16	16	—%
Other expenses	40	39	3%
Costs and expenses, excluding interest charges on borrowed money	63	63	—%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(27)	(27)	—%
Interest charges on borrowed money	19	19	—%
Loss before income taxes, excluding realized gains and losses	$(46)	$(46)	—%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $7 million in the second quarter of 2025 compared to $8 million in the second quarter of 2024, a decrease of $1 million (13%), reflecting a decrease in average investments.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2025, AFG collected $23 million in fees for these services compared to $24 million in the second quarter of 2024. Management views this fee income, net of the $16 million in both the second quarter of 2025 and the second quarter of 2024 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $2 million in the second quarter of 2025 and $3 million in the second quarter of 2024 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $4 million in the second quarter of 2025 compared to $1 million in the second quarter of 2024, an increase of $3 million (300%), reflecting income from the sale of certain real estate assets.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $40 million in the second quarter of 2025 compared to $39 million in the second quarter of 2024, an increase of $1 million (3%).

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the second quarter of 2025 and the second quarter of 2024.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $2 million in the second quarter of 2025 compared to net losses of $2 million in the second quarter of 2024, a change of $4 million (200%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2025	2024
Realized gains (losses) before impairment allowances:
Disposals	$(8)	$(1)
Change in the fair value of equity securities	10	(1)
Change in the fair value of derivatives	—	—
	2	(2)

Change in allowance for impairments on securities	—	—
Realized gains (losses) on securities	$2	$(2)

The $10 million net realized gain from the change in the fair value of equity securities in the second quarter of 2025 includes gains of $10 million on investments in manufacturing companies and $6 million on investments in banks and financing companies, partially offset by losses of $2 million on investments in energy companies, $2 million on investments in media companies and $2 million on investments in natural gas companies. The $1 million net realized loss from the change in the fair value of equity securities in the second quarter of 2024 includes losses of $4 million on investments in media companies, partially offset by gains of $3 million on investments in healthcare companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $55 million for the second quarter of 2025 compared to $62 million for the second quarter of 2024, a decrease of $7 million (11%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2025 and 2024 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2025
Revenues:
Net earned premiums	$3,227	$—	$—	$3,227	$—	$3,227
Net investment income	349	(4)	12	357	—	357
Realized gains (losses) on securities	—	—	—	—	5	5
Income of MIEs:
Investment income	—	144	—	144	—	144
Gain (loss) on change in fair value of assets/liabilities	—	(7)	—	(7)	—	(7)
Other income	3	(5)	56	54	—	54
Total revenues	3,579	128	68	3,775	5	3,780

Costs and Expenses:
Losses and loss adjustment expenses	1,972	—	—	1,972	—	1,972
Commissions and other underwriting expenses	1,048	—	16	1,064	—	1,064
Interest charges on borrowed money	—	—	38	38	—	38
Expenses of MIEs	—	128	—	128	—	128
Other expenses	40	—	112	152	—	152
Total costs and expenses	3,060	128	166	3,354	—	3,354
Earnings before income taxes	519	—	(98)	421	5	426
Provision for income taxes	108	—	(18)	90	8	98
Core Net Operating Earnings	411	—	(80)	331
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	4	4	(4)	—
Other	—	—	(7)	(7)	7	—
Net Earnings	$411	$—	$(83)	$328	$—	$328

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2024
Revenues:
Net earned premiums	$3,131	$—	$—	$3,131	$—	$3,131
Net investment income	394	(23)	15	386	—	386
Realized gains (losses) on securities	—	—	—	—	12	12
Income of MIEs:
Investment income	—	197	—	197	—	197
Gain (loss) on change in fair value of assets/liabilities	—	14	—	14	—	14
Other income	4	(6)	68	66	—	66
Total revenues	3,529	182	83	3,794	12	3,806

Costs and Expenses:
Losses and loss adjustment expenses	1,844	—	5	1,849	—	1,849
Commissions and other underwriting expenses	984	—	25	1,009	—	1,009
Interest charges on borrowed money	—	—	38	38	—	38
Expenses of MIEs	—	182	—	182	—	182
Other expenses	42	—	111	153	—	153
Total costs and expenses	2,870	182	179	3,231	—	3,231
Earnings before income taxes	659	—	(96)	563	12	575
Provision for income taxes	137	—	(20)	117	7	124
Core Net Operating Earnings	522	—	(76)	446
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	9	9	(9)	—
Other	(4)	—	—	(4)	4	—
Net Earnings	$518	$—	$(67)	$451	$—	$451
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $519 million in pretax earnings in the first six months of 2025 compared to $659 million in the first six months of 2024, a decrease of $140 million (21%). The decrease in pretax earnings reflects lower underwriting profit and lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments in the first six months of 2025 compared to the first six months of 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2025 and 2024 (dollars in millions):

	Six months ended June 30,
	2025	2024	% Change
Gross written premiums	$4,944	$4,742	4%
Reinsurance premiums ceded	(1,530)	(1,416)	8%
Net written premiums	3,414	3,326	3%
Change in unearned premiums	(187)	(195)	(4%)
Net earned premiums	3,227	3,131	3%
Loss and loss adjustment expenses	1,972	1,844	7%
Commissions and other underwriting expenses	1,048	984	7%
Underwriting gain	207	303	(32%)

Net investment income	349	394	(11%)
Other income and expenses, net	(37)	(38)	(3%)
Earnings before income taxes	$519	$659	(21%)

	Six months ended June 30,
	2025	2024	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.1%	58.8%	2.3%
Underwriting expense ratio	32.5%	31.4%	1.1%
Combined ratio	93.6%	90.2%	3.4%

Aggregate — including exited lines
Loss and LAE ratio	61.1%	58.9%	2.2%
Underwriting expense ratio	32.5%	31.4%	1.1%
Combined ratio	93.6%	90.3%	3.3%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $4.94 billion for the first six months of 2025 compared to $4.74 billion for the first six months of 2024, an increase of $202 million (4%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2025		2024
	GWP	%	GWP	%	% Change
Property and transportation	$2,144	43%	$2,043	43%	5%
Specialty casualty	2,130	43%	2,120	45%	—%
Specialty financial	670	14%	579	12%	16%
	$4,944	100%	$4,742	100%	4%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 31% of gross written premiums in the first six months of 2025 compared to 30% of gross written premiums for the first six months of 2024, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2025		2024		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(822)	38%	$(756)	37%	1%
Specialty casualty	(593)	28%	(564)	27%	1%
Specialty financial	(115)	17%	(96)	17%	—%
	$(1,530)	31%	$(1,416)	30%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $3.41 billion for the first six months of 2025 compared to $3.33 billion for the first six months of 2024, an increase of $88 million (3%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2025		2024
	NWP	%	NWP	%	% Change
Property and transportation	$1,322	39%	$1,287	39%	3%
Specialty casualty	1,537	45%	1,556	47%	(1%)
Specialty financial	555	16%	483	14%	15%
	$3,414	100%	$3,326	100%	3%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $3.23 billion for the first six months of 2025 compared to $3.13 billion for the first six months of 2024, an increase of $96 million (3%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2025		2024
	NEP	%	NEP	%	% Change
Property and transportation	$1,076	33%	$1,072	34%	—%
Specialty casualty	1,593	50%	1,574	50%	1%
Specialty financial	558	17%	485	16%	15%
	$3,227	100%	$3,131	100%	3%

Gross written premiums for the first six months of 2025 increased $202 million (4%) compared to the first six months of 2024. Earlier reporting of crop acreage by insureds impacted the timing of the recording of crop premiums and contributed to the year-over-year increase. The Specialty property and casualty insurance operations continue to achieve year-over-year premium growth as a result of new business opportunities, a good renewal rate environment and increased exposures. Overall average renewal rates increased approximately 6% in the first six months of 2025. Excluding the workers’ compensation businesses, renewal pricing increased approximately 7%.

Property and transportation Gross written premiums increased $101 million (5%) in the first six months of 2025 compared to the first six months of 2024. This increase was primarily the result of earlier reporting of crop acreage in the second quarter of 2025 compared to 2024, which impacts the timing of crop premiums. In addition, increased exposures, new business opportunities and a favorable rate environment contributed to growth in the transportation businesses. Average renewal rates increased approximately 7% for this group in the first six months of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first six months of 2025 compared to the first six months of 2024 reflecting growth in the alternative risk transfer products in the transportation businesses and higher premiums in the crop business, which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty Gross written premiums increased $10 million in the first six months of 2025 compared to the first six months of 2024, reflecting higher year-over-year premiums in the mergers and acquisitions liability business and growth across several other businesses in the Specialty casualty sub-segment resulting from new business opportunities, higher rates and strong policy retention. These items were partially offset by lower premiums due to a challenging market in the directors’ and officers’ liability business as well as the continued non-renewal of certain housing and daycare accounts in the social services businesses. Average renewal rates increased approximately 6% for this group in the first six months of 2025. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 9%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first six months of 2025 compared to the first six months of 2024 reflecting higher cessions, higher reinsurance costs and higher reinstatement premiums paid to reinsurers in the excess liability business and growth in the mergers and acquisitions liability business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $91 million (16%) in the first six months of 2025 compared to the first six months of 2024 due primarily to growth in the financial institutions business. Average renewal rates increased approximately 1% for this group in the first six months of 2025. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the first six months of 2025 and the first six months of 2024.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Six months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024
Property and transportation
Loss and LAE ratio	64.9%	61.2%	3.7%
Underwriting expense ratio	29.1%	29.4%	(0.3%)
Combined ratio	94.0%	90.6%	3.4%
Underwriting profit				$64	$100

Specialty casualty
Loss and LAE ratio	66.1%	62.6%	3.5%
Underwriting expense ratio	29.7%	28.1%	1.6%
Combined ratio	95.8%	90.7%	5.1%
Underwriting profit				$69	$147

Specialty financial
Loss and LAE ratio	39.6%	41.3%	(1.7%)
Underwriting expense ratio	46.9%	46.8%	0.1%
Combined ratio	86.5%	88.1%	(1.6%)
Underwriting profit				$75	$58

Total Specialty
Loss and LAE ratio	61.1%	58.8%	2.3%
Underwriting expense ratio	32.5%	31.4%	1.1%
Combined ratio	93.6%	90.2%	3.4%
Underwriting profit				$208	$305

Aggregate — including exited lines
Loss and LAE ratio	61.1%	58.9%	2.2%
Underwriting expense ratio	32.5%	31.4%	1.1%
Combined ratio	93.6%	90.3%	3.3%
Underwriting profit				$207	$303

The Specialty property and casualty insurance operations generated an underwriting profit of $208 million for the first six months of 2025 compared to $305 million for the first six months of 2024, a decrease of $97 million (32%). Higher year-over-year underwriting profit in the Specialty financial sub-segment was more than offset by lower underwriting profit in the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and transportation and Specialty casualty sub-segments. Overall catastrophe losses were $110 million (3.4 points on the combined ratio) in the first six months of 2025 compared to catastrophe losses of $71 million (2.3 points), including $1 million in net reinstatement premiums in the first six months of 2024.

Property and transportation Underwriting profit for this group was $64 million for the first six months of 2025 compared to $100 million for the first six months of 2024, a decrease of $36 million (36%). This decrease was due primarily to the impact of particularly strong crop insurance business results in the first six months of 2024 and lower year-over-year underwriting profit in the property and inland marine business. Catastrophe losses were $22 million (2.1 points on the combined ratio) in the first six months of 2025 compared to $22 million (2.0 points) in the first six months of 2024.

Specialty casualty Underwriting profit for this group was $69 million for the first six months of 2025 compared to $147 million for the first six months of 2024, a decrease of $78 million (53%), reflecting lower underwriting profit in the directors’ and officers’ liability, excess and surplus and workers’ compensation businesses as well as higher catastrophe losses. Catastrophe losses were $34 million (2.1 points on the combined ratio) in the first six months of 2025 compared to catastrophe losses of $24 million (1.5 points), including $1 million in net reinstatement premiums in the first six months of 2024.

Specialty financial Underwriting profit for this group was $75 million for the first six months of 2025 compared to $58 million for the first six months of 2024, an increase of $17 million (29%). Favorable prior year reserve development and improved accident year results were partially offset by higher year-over-year catastrophe losses. Catastrophe losses were $54 million (9.7 points on the combined ratio) in the first six months of 2025 compared to $25 million (5.2 points) in the first six months of 2024.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in the first six months of 2025 and $2 million in the first six months of 2024 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 61.1% for the first six months of 2025 compared to 58.9% for the first six months of 2024, an increase of 2.2 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2025	2024	2025	2024	Ratio
Property and transportation
Current year, excluding catastrophe losses	$708	$715	65.8%	66.7%	(0.9%)
Prior accident years development	(32)	(80)	(3.0%)	(7.5%)	4.5%
Current year catastrophe losses including the impact of net reinstatement premiums	22	22	2.1%	2.0%	0.1%
Property and transportation losses and LAE and ratio	$698	$657	64.9%	61.2%	3.7%

Specialty casualty
Current year, excluding catastrophe losses	$996	$975	62.6%	61.9%	0.7%
Prior accident years development	22	(13)	1.4%	(0.8%)	2.2%
Current year catastrophe losses including the impact of net reinstatement premiums	34	23	2.1%	1.5%	0.6%
Specialty casualty losses and LAE and ratio	$1,052	$985	66.1%	62.6%	3.5%

Specialty financial
Current year, excluding catastrophe losses	$189	$169	33.8%	34.8%	(1.0%)
Prior accident years development	(22)	6	(3.9%)	1.3%	(5.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	54	25	9.7%	5.2%	4.5%
Specialty financial losses and LAE and ratio	$221	$200	39.6%	41.3%	(1.7%)

Total Specialty
Current year, excluding catastrophe losses	$1,893	$1,859	58.7%	59.3%	(0.6%)
Prior accident years development	(32)	(87)	(1.0%)	(2.8%)	1.8%
Current year catastrophe losses including the impact of net reinstatement premiums	110	70	3.4%	2.3%	1.1%
Total Specialty losses and LAE and ratio	$1,971	$1,842	61.1%	58.8%	2.3%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,893	$1,859	58.7%	59.3%	(0.6%)
Prior accident years development	(31)	(85)	(1.0%)	(2.7%)	1.7%
Current year catastrophe losses including the impact of net reinstatement premiums	110	70	3.4%	2.3%	1.1%
Aggregate losses and LAE and ratio	$1,972	$1,844	61.1%	58.9%	2.2%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 58.7% for the first six months of 2025 compared to 59.3% for the first six months of 2024, a decrease of 0.6 percentage points.

Property and transportation   The 0.9 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results and growth in the property and inland marine and ocean marine businesses, which have lower loss and LAE ratios than some of the other businesses in the Property and transportation sub-segment and the impact of a large property loss in the first quarter of 2024, partially offset by higher claim severity in the aviation business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty   The 0.7 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects higher claim severity in the excess and surplus and social services businesses, partially offset by improved results in the workers’ compensation businesses.

Specialty financial   The 1.0 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $32 million in the first six months of 2025 compared to $87 million in the first six months of 2024, a decrease of $55 million (63%).

Property and transportation Net favorable reserve development of $32 million in the first six months of 2025 reflects lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation and agribusiness operations and lower than expected claim frequency in the property and inland marine business. Net favorable reserve development of $80 million in the first six months of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business.

Specialty casualty Net adverse reserve development of $22 million in the first six months of 2025 reflects higher than anticipated claim severity in the excess and surplus and social services businesses, partially offset by lower than anticipated claim severity in the workers’ compensation businesses. Net favorable reserve development of $13 million in the first six months of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency in the executive liability business, partially offset by higher than anticipated claim severity in the excess and surplus businesses and higher than expected claim frequency and severity in the social services business.

Specialty financial Net favorable reserve development of $22 million in the first six months of 2025 reflects lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the trade credit, surety and fidelity businesses. Net adverse reserve development of $6 million in the first six months of 2024 reflects higher than anticipated claim severity in the innovative markets and surety businesses, partially offset by lower than anticipated claim frequency in the fidelity and trade credit businesses and lower than expected claim frequency and severity in the financial institutions business.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the first six months of 2025 and $2 million in the first six months of 2024 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $110 million in the first six months of 2025 resulted primarily from California wildfires and storms in multiple regions of the United States. Catastrophe losses of $70 million in the first six months of 2024 (before $1 million in net reinstatement premiums) resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.05 billion in the first six months of 2025 compared to $984 million for the first six months of 2024, an increase of $64 million (7%). AFG’s underwriting expense ratio was 32.5% for the first six months of 2025 compared to 31.4% for the first six months of 2024, an increase of 1.1 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2025		2024		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$314	29.1%	$315	29.4%	(0.3%)
Specialty casualty	472	29.7%	442	28.1%	1.6%
Specialty financial	262	46.9%	227	46.8%	0.1%
	$1,048	32.5%	$984	31.4%	1.1%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the first six months of 2025 compared to the first six months of 2024 reflecting changes in the mix of business, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.6 percentage points in the first six months of 2025 compared to the first six months of 2024 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and an increase in average commission rates in the excess and surplus business resulting from changes in reinsurance treaties.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in the first six months of 2025 compared to the first six months of 2024 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics, partially offset by the impact of higher earned premiums in the financial institutions business on the ratio and a change in the mix of business towards products with lower commission rates.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $349 million in the first six months of 2025 compared to $394 million in the first six months of 2024, a decrease of $45 million (11%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2025	2024	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$329	$305	$24	8%
Alternative investments	20	89	(69)	(78%)
Total net investment income	$349	$394	$(45)	(11%)

Average invested assets (at amortized cost)	$15,894	$15,321	$573	4%

Yield on fixed maturities (before investment expenses)	5.19%	4.99%	0.20%

Yield (net investment income as a % of average invested assets)	4.39%	5.14%	(0.75%)

The decrease in the property and casualty insurance segment’s net investment income for the first six months of 2025 compared to the first six months of 2024 reflects the impact of lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher balances of invested assets and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.39% for the first six months of 2025 compared to 5.14% for the first six months of 2024, a decrease of 0.75 percentage points. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 1.5% in the first six months of 2025 compared to 7.0% in the prior year period.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $37 million for the first six months of 2025 compared to $38 million for the first six months of 2024, a decrease of $1 million (3%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2025	2024
Other income	$3	$4
Other expenses:
Amortization of intangibles	10	9
Interest expense on funds withheld	23	25
Other	7	8
Total other expenses	40	42
Other income and expenses, net	$(37)	$(38)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $98 million in the first six months of 2025 compared to $96 million in the first six months of 2024, an increase of $2 million (2%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the six months ended June 30, 2025 and 2024 (dollars in millions):

	Six months ended June 30,
	2025	2024	% Change
Revenues:
Net investment income	$12	$15	(20%)
Other income — P&C fees	48	60	(20%)
Other income	8	8	—%
Total revenues	68	83	(18%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	16	30	(47%)
Other expense — expenses associated with P&C fees	32	30	7%
Other expenses	80	81	(1%)
Costs and expenses, excluding interest charges on borrowed money	128	141	(9%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(60)	(58)	3%
Interest charges on borrowed money	38	38	—%
Loss before income taxes, excluding realized gains and losses	$(98)	$(96)	2%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $12 million in the first six months of 2025 compared to $15 million in the first six months of 2024, a decrease of $3 million (20%) reflecting the impact of lower average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2025, AFG collected $48 million in fees for these services compared to $49 million in the first six months of 2024. Management views this fee income, net of the $32 million in the first six months of 2025 and $30 million in the first six months of 2024 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million during the first six months of 2024 in fees as compensation for providing services related to the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
administration of crop insurance business generated by CRS for its former owner prior to the acquisition date. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $5 million and $6 million in the first six months of 2025 and the first six months of 2024, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $3 million in the first six months of 2025 compared to $2 million in the first six months of 2024, an increase of $1 million (50%).

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $80 million in the first six months of 2025 compared to $81 million in the first six months of 2024, a decrease of $1 million (1%).

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $38 million in both the first six months of 2025 and the first six months of 2024.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $5 million in the first six months of 2025 compared to $12 million in the first six months of 2024, a decrease of $7 million (58%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2025	2024
Realized gains (losses) before impairment allowances:
Disposals	$(8)	$(4)
Change in the fair value of equity securities	19	19
Change in the fair value of derivatives	1	(1)
	12	14

Change in allowance for impairments on securities	(7)	(2)
Realized gains (losses) on securities	$5	$12
The $19 million net realized gain from the change in the fair value of equity securities in the first six months of 2025 includes gains of $10 million on investments in manufacturing companies, $6 million on investments in banks and financing companies and $3 million on investments in media companies. The $19 million net realized gain from the change in the fair value of equity securities in the first six months of 2024 includes gains of $13 million on investments in banks and financing companies, $5 million on investments in natural gas companies and $4 million on investments in healthcare companies, partially offset by losses of $4 million on investments in media companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $98 million for the first six months of 2025 compared to $124 million for the first six months of 2024, a decrease of $26 million (21%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

ACCOUNTING STANDARDS TO BE ADOPTED

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of June 30, 2025, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to AFG’s income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial statements. ASU 2024-04 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively. As of June 30, 2025, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2025, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2024 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2025 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,571
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(317)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the second fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2025 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	462,398	$123.86	462,398	5,266,612
Second quarter:
April	158,899	$118.75	158,899	5,107,713
May	94,152	122.04	94,152	5,013,561
June	66,685	122.93	66,685	4,946,876
Total	782,134	$122.53	782,134
(*)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plan authorized by AFG’s Board of Directors in May 2021.

In connection with its stock incentive plans, AFG acquired 42,809 shares (at an average of $120.66 per share) in the first quarter of 2025 and 141 shares (at $124.75 per share) in June 2025.

ITEM 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

August 7, 2025	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer