Form 10-Q
period 2025-09-30
AMERICAN FINANCIAL GROUP INC
filed 2025-11-06
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2025, there were 83,403,572 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$1,842	$1,406
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $10,588 and $10,687; allowance for expected credit losses of $16 and $34)	10,518	10,398
Fixed maturities, trading at fair value	80	76
Equity securities, at fair value	800	751
Investments accounted for using the equity method	2,383	2,277
Mortgage loans	975	791
Real estate and other investments	163	153
Total cash and investments	16,761	15,852

Recoverables from reinsurers	5,565	5,176
Prepaid reinsurance premiums	1,443	1,013
Agents’ balances and premiums receivable	2,034	1,532
Deferred policy acquisition costs	349	320
Assets of managed investment entities	3,972	4,140
Other receivables	2,075	1,123
Other assets	1,308	1,375
Goodwill	327	305
Total assets	$33,834	$30,836

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$15,079	$14,179
Unearned premiums	4,450	3,584
Payable to reinsurers	1,578	1,191
Liabilities of managed investment entities	3,834	3,965
Long-term debt	1,820	1,475
Other liabilities	2,343	1,976
Total liabilities	29,104	26,370

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,401,430 and 83,978,258 shares outstanding	83	84
Capital surplus	1,421	1,411
Retained earnings	3,299	3,211
Accumulated other comprehensive income (loss), net of tax	(73)	(240)
Total shareholders’ equity	4,730	4,466
Total liabilities and shareholders’ equity	$33,834	$30,836

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Net earned premiums	$2,013	$2,055	$5,240	$5,186
Net investment income	205	200	562	586
Realized gains (losses) on:
Securities	12	(2)	17	10
Subsidiaries	1	—	1	—
Income of managed investment entities:
Investment income	70	99	214	296
Gain (loss) on change in fair value of assets/liabilities	—	(9)	(7)	5
Other income	30	26	84	92
Total revenues	2,331	2,369	6,111	6,175

Costs and Expenses:
Losses and loss adjustment expenses	1,355	1,430	3,327	3,279
Commissions and other underwriting expenses	529	518	1,593	1,527
Interest charges on borrowed money	19	19	57	57
Expenses of managed investment entities	61	85	189	267
Other expenses	99	88	251	241
Total costs and expenses	2,063	2,140	5,417	5,371
Earnings before income taxes	268	229	694	804
Provision for income taxes	53	48	151	172
Net Earnings	$215	$181	$543	$632

Earnings per Common Share:
Total basic earnings	$2.58	$2.16	$6.50	$7.54
Total diluted earnings	$2.58	$2.16	$6.50	$7.54
Average number of Common Shares:
Basic	83.4	83.9	83.6	83.8
Diluted	83.4	83.9	83.6	83.9

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net earnings	$215	$181	$543	$632

Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	57	178	146	170
Reclassification adjustment for realized (gains) losses included in net earnings	1	12	13	17
Total net unrealized gains (losses) on securities	58	190	159	187
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	—	8	1	(6)
Reclassification adjustment for investment income included in net earnings	2	5	6	16
Total net unrealized gains (losses) on cash flow hedges	2	13	7	10
Foreign currency translation adjustments	(1)	(8)	1	(14)
Other comprehensive income, net of tax	59	195	167	183

Comprehensive income	$274	$376	$710	$815

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at June 30, 2025	83,385,661	$1,497	$3,151	$(132)	$4,516
Net earnings	—	—	215	—	215
Other comprehensive income	—	—	—	59	59
Dividends ($0.80 per share)	—	—	(66)	—	(66)
Shares issued:
Exercise of stock options	—	—	—	—	—
Restricted stock awards	—	—	—	—	—
Other benefit plans	22,269	3	—	—	3
Dividend reinvestment plan	2,058	—	—	—	—
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(6,000)	—	(1)	—	(1)
Shares exchanged — benefit plans	(437)	—	—	—	—
Forfeitures of restricted stock	(2,121)	—	—	—	—
Balance at September 30, 2025	83,401,430	$1,504	$3,299	$(73)	$4,730

Balance at June 30, 2024	83,897,267	$1,476	$3,239	$(331)	$4,384
Net earnings	—	—	181	—	181
Other comprehensive income	—	—	—	195	195
Dividends ($0.71 per share)	—	—	(59)	—	(59)
Shares issued:
Exercise of stock options	14,497	1	—	—	1
Restricted stock awards	—	—	—	—	—
Other benefit plans	20,913	2	—	—	2
Dividend reinvestment plan	1,842	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(5,471)	—	(1)	—	(1)
Forfeitures of restricted stock	(5,602)	—	—	—	—
Balance at September 30, 2024	83,923,446	$1,484	$3,360	$(136)	$4,708

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466
Net earnings	—	—	543	—	543
Other comprehensive income	—	—	—	167	167
Dividends ($4.40 per share)	—	—	(368)	—	(368)
Shares issued:
Exercise of stock options	18,932	1	—	—	1
Restricted stock awards	166,297	—	—	—	—
Other benefit plans	75,833	10	—	—	10
Dividend reinvestment plan	11,154	1	—	—	1
Stock-based compensation expense	—	13	—	—	13
Shares acquired and retired	(788,134)	(15)	(83)	—	(98)
Shares exchanged — benefit plans	(43,387)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(17,523)	—	—	—	—
Balance at September 30, 2025	83,401,430	$1,504	$3,299	$(73)	$4,730

Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	632	—	632
Other comprehensive income	—	—	—	183	183
Dividends ($4.63 per share)	—	—	(387)	—	(387)
Shares issued:
Exercise of stock options	110,631	5	—	—	5
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	72,074	9	—	—	9
Dividend reinvestment plan	11,910	2	—	—	2
Stock-based compensation expense	—	13	—	—	13
Shares acquired and retired	—	—	—	—	—
Shares exchanged — benefit plans	(53,362)	(1)	(6)	—	(7)
Forfeitures of restricted stock	(11,295)	—	—	—	—
Balance at September 30, 2024	83,923,446	$1,484	$3,360	$(136)	$4,708

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2025	2024
Operating Activities:
Net earnings	$543	$632
Adjustments:
Depreciation and amortization	64	60
Realized (gains) losses on investing activities	(19)	(10)
Net sales (purchases) of trading securities	6	(25)
Change in:
Reinsurance and other receivables	(2,272)	(2,470)
Other assets	14	(1)
Insurance claims and reserves	1,765	1,988
Payable to reinsurers	386	434
Other liabilities	173	(18)
Managed investment entities’ assets/liabilities	104	(67)
Other operating activities, net	(15)	(45)
Net cash provided by operating activities	749	478

Investing Activities:
Purchases of:
Fixed maturities	(1,493)	(1,349)
Equity securities	(20)	(141)
Mortgage loans	(279)	(141)
Other investments	(171)	(143)
Real estate, property and equipment	(99)	(100)
Businesses	(7)	—
Proceeds from:
Maturities and redemptions of fixed maturities	1,636	1,451
Repayments of mortgage loans	94	17
Sales of fixed maturities	78	116
Sales of equity securities	83	158
Sales of other investments	38	25
Sales of real estate, property and equipment	2	25
Cash and cash equivalents of businesses acquired	3	—
Managed investment entities:
Purchases of investments	(1,577)	(1,383)
Proceeds from sales and redemptions of investments	1,640	1,587
Other investing activities, net	1	(6)
Net cash provided by (used in) investing activities	(71)	116

Financing Activities:
Additional long-term borrowings	344	—
Issuances of Common Stock	9	13
Repurchases of Common Stock	(98)	—
Cash dividends paid on Common Stock	(367)	(385)
Issuances of managed investment entities’ liabilities	2,454	1,773
Retirements of managed investment entities’ liabilities	(2,584)	(1,898)
Net cash used in financing activities	(242)	(497)
Net Change in Cash and Cash Equivalents	436	97
Cash and cash equivalents at beginning of period	1,406	1,225
Cash and cash equivalents at end of period	$1,842	$1,322

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Goodwill and Other Intangibles
B.	Acquisition of Business	I.	Long-Term Debt
C.	Segments of Operations	J.	Shareholders’ Equity
D.	Fair Value Measurements	K.	Income Taxes
E.	Investments	L.	Contingencies
F.	Derivatives	M.	Insurance
G.	Managed Investment Entities

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2025, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. Other than the purchase price allocation related to its acquisition of Radion Insurance Holdings, LLC (see Note B — “Acquisition of Business”), AFG did not have any significant nonrecurring fair value measurements in the first nine months of 2025.

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

At September 30, 2025, assets and liabilities of managed investment entities included $49 million in assets and $41 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

At September 30, 2025, AFG has a $224 million lease liability included in other liabilities and a lease right-of-use asset of $201 million included in other assets compared to $232 million and $212 million, respectively, at December 31, 2024.

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

Earnings Per Share   Although basic earnings per share only considers shares of common stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to stock-based compensation plans: third quarter of both 2025 and 2024 — none; first nine months of 2025 — less than 0.1 million and 2024 — 0.1 million.

There were no anti-dilutive potential common shares for the third quarter or the first nine months of 2025 or 2024.

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

B.    Acquisition of Business

In the third quarter of 2025, AFG acquired the 52% of Radion Insurance Holdings, LLC (“Radion”) that it did not previously own for $7 million in cash, making Radion a wholly-owned subsidiary. Radion, a managing general underwriter, specializes in healthcare coverage for small and midsize businesses. At acquisition, in accordance with accounting guidance, the existing investment in Radion (previously accounted for using the equity method of accounting) was remeasured to fair value resulting in a $3 million realized gain. The acquisition also resulted in the recognition of $5 million of amortizing intangible assets related to technology and $22 million in goodwill (see Note H — “Goodwill and Other Intangibles”).

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

Sales of property and casualty insurance outside of the United States represented 4% and 3% of AFG’s revenues in the third quarter of 2025 and 2024, respectively, and 4% in both the first nine months of 2025 and 2024.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	September 30, 2025	December 31, 2024
Assets
Property and casualty insurance (*)	$28,810	$25,913
Other	5,024	4,923
Total assets	$33,834	$30,836
(*)Not allocable to sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Property and casualty insurance:
Net earned premiums:
Specialty
Property and transportation	$935	$989	$2,011	$2,061
Specialty casualty	810	797	2,403	2,371
Specialty financial	268	269	826	754
Total net earned premiums	2,013	2,055	5,240	5,186
Net investment income	205	195	554	589
Other income	6	2	9	6
Total property and casualty insurance	2,224	2,252	5,803	5,781
Other	94	119	290	384
Total revenues before realized gains (losses)	2,318	2,371	6,093	6,165
Realized gains (losses) on securities	12	(2)	17	10
Realized gain on subsidiaries	1	—	1	—
Total revenues	$2,331	$2,369	$6,111	$6,175

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$55	$33	$119	$133
Specialty casualty	33	63	102	210
Specialty financial	51	21	126	79
Other lines	(1)	(2)	(2)	(4)
Total underwriting (a)	138	115	345	418
Investment and other income, net	190	176	502	532
Total property and casualty insurance	328	291	847	950
Other (b)	(73)	(60)	(171)	(156)
Total earnings before realized gains (losses) and income taxes	255	231	676	794
Realized gains (losses) on securities	12	(2)	17	10
Realized gain on subsidiaries	1	—	1	—
Total earnings before income taxes	$268	$229	$694	$804
(a)Significant segment expenses, which are losses and loss adjustment expenses and commissions and other underwriting expenses, are shown in the table below by sub-segment.
(b)Includes interest charges on borrowed money and other holding company expenses. Holding company expenses include special charges of $25 million and $14 million in the third quarter of 2025 and 2024, respectively, to increase asbestos and environmental liabilities related to AFG’s former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Property and casualty insurance:
Specialty:
Property and transportation:
Net earned premiums	$935	$989	$2,011	$2,061
Losses and loss adjustment expenses	728	784	1,426	1,441
Commissions and other underwriting expenses	152	172	466	487
Underwriting profit	$55	$33	$119	$133

Specialty casualty:
Net earned premiums	$810	$797	$2,403	$2,371
Losses and loss adjustment expenses	541	519	1,593	1,504
Commissions and other underwriting expenses	236	215	708	657
Underwriting profit	$33	$63	$102	$210

Specialty financial:
Net earned premiums	$268	$269	$826	$754
Losses and loss adjustment expenses	85	125	306	325
Commissions and other underwriting expenses	132	123	394	350
Underwriting profit	$51	$21	$126	$79

Other lines:
Losses and loss adjustment expenses	$1	$2	$2	$4
Underwriting profit (loss)	$(1)	$(2)	$(2)	$(4)

Total property and casualty insurance segment:
Net earned premiums	$2,013	$2,055	$5,240	$5,186
Losses and loss adjustment expenses	1,355	1,430	3,327	3,274
Commissions and other underwriting expenses	520	510	1,568	1,494
Underwriting profit	$138	$115	$345	$418

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$167	$3	$—	$170
States, municipalities and political subdivisions	—	848	5	853
Foreign government	—	253	—	253
Residential MBS	—	2,308	3	2,311
Collateralized loan obligations	—	1,100	—	1,100
Other asset-backed securities	—	2,126	277	2,403
Corporate and other	1	3,027	400	3,428
Total AFS fixed maturities	168	9,665	685	10,518
Trading fixed maturities	—	66	14	80
Equity securities	459	50	291	800
Assets of managed investment entities (“MIE”)	269	3,689	14	3,972
Other assets — derivatives	—	4	—	4
Total assets accounted for at fair value	$896	$13,474	$1,004	$15,374
Liabilities:
Contingent consideration — acquisitions	$—	$—	$1	$1
Liabilities of managed investment entities	260	3,561	13	3,834
Other liabilities — derivatives	—	5	—	5
Total liabilities accounted for at fair value	$260	$3,566	$14	$3,840

December 31, 2024
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$173	$—	$—	$173
States, municipalities and political subdivisions	—	858	1	859
Foreign government	—	237	—	237
Residential MBS	—	1,988	1	1,989
Collateralized loan obligations	—	1,237	—	1,237
Other asset-backed securities	—	2,111	296	2,407
Corporate and other	12	3,014	470	3,496
Total AFS fixed maturities	185	9,445	768	10,398
Trading fixed maturities	—	50	26	76
Equity securities	419	40	292	751
Assets of managed investment entities	419	3,711	10	4,140
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,023	$13,247	$1,096	$15,366
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	402	3,553	10	3,965
Other liabilities — derivatives	—	18	—	18
Total liabilities accounted for at fair value	$402	$3,571	$12	$3,985

Approximately 7% of the total assets carried at fair value at September 30, 2025, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 86% ($867 million) of the total fair value of Level 3 assets at September 30, 2025. Approximately 67% ($584 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed Level 3 investments ($283 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 12% ($120 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 2% ($17 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2025 and 2024 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2025	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2025
AFS fixed maturities:
State and municipal	$6	$—	$—	$—	$(1)	$—	$—	$5
Residential MBS	1	—	—	—	—	2	—	3
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	284	1	(1)	8	(15)	—	—	277
Corporate and other	461	13	3	17	(82)	—	(12)	400
Total AFS fixed maturities	752	14	2	25	(98)	2	(12)	685
Trading fixed maturities	13	1	—	—	—	—	—	14
Equity securities	286	1	—	4	—	—	—	291
Assets of MIE	11	(2)	—	5	—	—	—	14
Total Level 3 assets	$1,062	$14	$2	$34	$(98)	$2	$(12)	$1,004

Contingent consideration — acquisitions	$(1)	$—	$—	$—	$—	$—	$—	$(1)
Total Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$(1)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2024	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2024
AFS fixed maturities:
State and municipal	$2	$—	$—	$—	$—	$—	$—	$2
Residential MBS	2	—	—	—	—	—	—	2
Collateralized loan obligations	1	(1)	—	—	—	—	—	—
Other asset-backed securities	340	—	7	16	(5)	5	—	363
Corporate and other	411	6	7	26	(5)	3	—	448
Total AFS fixed maturities	756	5	14	42	(10)	8	—	815
Trading fixed maturities	12	1	—	12	—	—	—	25
Equity securities	602	18	—	43	(43)	—	—	620
Assets of MIE	12	(1)	—	—	—	—	—	11
Total Level 3 assets	$1,382	$23	$14	$97	$(53)	$8	$—	$1,471

Contingent consideration — acquisitions	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2024	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2025
AFS fixed maturities:
State and municipal	$1	$—	$—	$—	$(1)	$5	$—	$5
Residential MBS	1	—	—	—	—	2	—	3
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	296	1	4	24	(48)	—	—	277
Corporate and other	470	14	8	56	(130)	1	(19)	400
Total AFS fixed maturities	768	15	12	80	(179)	8	(19)	685
Trading fixed maturities	26	2	—	—	(14)	—	—	14
Equity securities	292	19	—	20	—	7	(47)	291
Assets of MIE	10	(5)	—	9	—	—	—	14
Total Level 3 assets	$1,096	$31	$12	$109	$(193)	$15	$(66)	$1,004

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$1	$—	$—	$(1)
Total Level 3 liabilities	$(2)	$—	$—	$—	$1	$—	$—	$(1)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2024
AFS fixed maturities:
State and municipal	$2	$—	$—	$—	$—	$—	$—	$2
Residential MBS	2	—	—	—	—	—	—	2
Collateralized loan obligations	1	(1)	—	—	—	—	—	—
Other asset-backed securities	351	(1)	11	40	(17)	5	(26)	363
Corporate and other	380	5	8	74	(17)	3	(5)	448
Total AFS fixed maturities	736	3	19	114	(34)	8	(31)	815
Trading fixed maturities	—	1	—	24	—	—	—	25
Equity securities	485	53	—	133	(51)	—	—	620
Assets of MIE	9	(3)	—	5	—	—	—	11
Total Level 3 assets	$1,230	$54	$19	$276	$(85)	$8	$(31)	$1,471

Contingent consideration — acquisitions	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(2)	$(1)	$—	$—	$—	$—	$—	$(3)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$1,842	$1,842	$1,842	$—	$—
Mortgage loans	975	958	—	—	958
Total financial assets not accounted for at fair value	$2,817	$2,800	$1,842	$—	$958

Long-term debt	$1,820	$1,646	$—	$1,643	$3
Total financial liabilities not accounted for at fair value	$1,820	$1,646	$—	$1,643	$3

December 31, 2024
Financial assets:
Cash and cash equivalents	$1,406	$1,406	$1,406	$—	$—
Mortgage loans	791	754	—	—	754
Total financial assets not accounted for at fair value	$2,197	$2,160	$1,406	$—	$754

Long-term debt	$1,475	$1,276	$—	$1,273	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,276	$—	$1,273	$3

E.    Investments

Available for sale fixed maturities at September 30, 2025 and December 31, 2024, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
September 30, 2025
Fixed maturities:
U.S. government and government agencies	$170	$—	$1	$(1)	$—	$170
States, municipalities and political subdivisions	877	—	8	(32)	(24)	853
Foreign government	249	—	4	—	4	253
Residential MBS	2,388	1	37	(113)	(76)	2,311
Collateralized loan obligations	1,106	5	4	(5)	(1)	1,100
Other asset-backed securities	2,425	5	27	(44)	(17)	2,403
Corporate and other	3,373	5	86	(26)	60	3,428
Total fixed maturities	$10,588	$16	$167	$(221)	$(54)	$10,518

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$176	$—	$—	$(3)	$(3)	$173
States, municipalities and political subdivisions	905	—	3	(49)	(46)	859
Foreign government	236	—	2	(1)	1	237
Residential MBS	2,122	1	22	(154)	(132)	1,989
Collateralized loan obligations	1,243	4	10	(12)	(2)	1,237
Other asset-backed securities	2,463	6	19	(69)	(50)	2,407
Corporate and other	3,542	23	42	(65)	(23)	3,496
Total fixed maturities	$10,687	$34	$98	$(353)	$(255)	$10,398

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025			December 31, 2024
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$323	$384	$61	$304	$336	$32
Perpetual preferred stocks	391	416	25	380	415	35
Total equity securities carried at fair value	$714	$800	$86	$684	$751	$67

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

			Net Investment Income
	Carrying Value		Three months ended September 30,		Nine months ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Real estate-related investments (*)	$1,422	$1,392	$12	$10	$13	$15
Private equity	870	804	13	(5)	14	26
Private debt	91	81	2	1	7	4
Total investments accounted for using the equity method	$2,383	$2,277	$27	$6	$34	$45
(*)88% of the carrying value relates to underlying investments in multi-family properties as of September 30, 2025 and December 31, 2024.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $474 million and $457 million as of September 30, 2025 and December 31, 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2025
Fixed maturities:
U.S. government and government agencies	$—	$8	100%	$(1)	$66	99%
States, municipalities and political subdivisions	(2)	86	98%	(30)	429	93%
Foreign government	—	8	100%	—	42	100%
Residential MBS	(1)	145	99%	(112)	935	89%
Collateralized loan obligations	—	25	100%	(5)	178	97%
Other asset-backed securities	(1)	161	99%	(43)	891	95%
Corporate and other	(1)	121	99%	(25)	872	97%
Total fixed maturities	$(5)	$554	99%	$(216)	$3,413	94%

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$—	$35	100%	$(3)	$105	97%
States, municipalities and political subdivisions	(5)	256	98%	(44)	470	91%
Foreign government	—	98	100%	(1)	50	98%
Residential MBS	(6)	452	99%	(148)	916	86%
Collateralized loan obligations	—	—	—%	(12)	247	95%
Other asset-backed securities	(4)	332	99%	(65)	1,217	95%
Corporate and other	(10)	605	98%	(55)	1,151	95%
Total fixed maturities	$(25)	$1,778	99%	$(328)	$4,156	93%

At September 30, 2025, the gross unrealized losses on fixed maturities of $221 million relate to approximately 900 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 96% of the gross unrealized loss and 96% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at June 30, 2025	$10	$5	$15
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2025	$11	$5	$16

Balance at June 30, 2024	$10	$—	$10
Provision for expected credit losses on securities with no previous allowance	—	15	15
Additions to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2024	$10	$15	$25

Balance at December 31, 2024	$11	$23	$34
Provision for expected credit losses on securities with no previous allowance	—	3	3
Additions to previously recognized expected credit losses	—	5	5
Reductions due to sales or redemptions	—	(26)	(26)
Balance at September 30, 2025	$11	$5	$16

Balance at December 31, 2023	$9	$3	$12
Provision for expected credit losses on securities with no previous allowance	1	15	16
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	(1)	(3)	(4)
Balance at September 30, 2024	$10	$15	$25
(*)Includes residential MBS, CLOs and other asset-backed securities (“ABS”).

In the first nine months of 2025 and 2024, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of September 30, 2025 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$759	$751	7%
After one year through five years	2,349	2,369	23%
After five years through ten years	1,325	1,364	13%
After ten years	231	220	2%
	4,664	4,704	45%
CLOs and other ABS (average life of approximately 3 years)	3,521	3,503	33%
Residential MBS (average life of approximately 6 years)	2,387	2,311	22%
Total	$10,572	$10,518	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2025 or December 31, 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Investment Income   The following table shows investment income earned and investment expenses incurred (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Fixed maturities:
Interest and amortization	$148	$136	$429	$406
Change in fair value (*)	4	7	6	7
Equity securities:
Dividends	6	6	27	20
Change in fair value	(6)	20	(2)	45
Equity in earnings of partnerships and similar investments	27	6	34	45
Cash and cash equivalents	14	16	37	40
Other	18	15	50	40
Gross investment income	211	206	581	603
Investment expenses	(6)	(6)	(19)	(17)
Net investment income	$205	$200	$562	$586
(*)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$—	$(1)	$(1)	$74	$3	$(15)	$(12)	$241
Equity securities	13	—	13	—	10	—	10	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	13	(1)	12	74	13	(15)	(2)	241
Tax effects	(3)	1	(2)	(16)	(3)	3	—	(51)
Net of tax	$10	$—	$10	$58	$10	$(12)	$(2)	$190

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(7)	$(8)	$(15)	$201	$(2)	$(17)	$(19)	$237
Equity securities	32	—	32	—	29	—	29	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	25	(8)	17	201	27	(17)	10	237
Tax effects	(5)	2	(3)	(42)	(6)	3	(3)	(50)
Net of tax	$20	$(6)	$14	$159	$21	$(14)	$7	$187

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the third quarter and first nine months of 2025 and 2024 on securities that were still owned at September 30, 2025 and September 30, 2024 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Included in realized gains (losses)	$7	$10	$24	$25
Included in net investment income	(5)	20	(2)	45
	$2	$30	$22	$70

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2025	2024
Gross gains	$4	$1
Gross losses	(13)	(5)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2025		December 31, 2024
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$1	$5	$1	$14

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	51	—	81	—
Total return swap	Other assets/Other liabilities	3	—	—	4
		$55	$5	$82	$18

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the swaps expire between October 2025 and October 2034) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $637 million at September 30, 2025 compared to $1.05 billion at December 31, 2024, reflecting scheduled amortization, partially offset by one new swap entered into in the first nine months of 2025 ($12 million notional amount at issuance). Amounts reclassified from AOCI to net investment income were losses of $3 million and $6 million in the third quarter of 2025 and 2024 and losses of $8 million and $20 million in the first nine months of 2025 and 2024, respectively. Based on forward interest rate curves at September 30, 2025, management estimates that it will reclassify approximately $4 million of pre-tax net losses on interest rate swaps in AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $12 million and $27 million at September 30, 2025 and December 31, 2024, respectively, is included in other assets in AFG’s Balance Sheet.

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

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap. AFG’s Balance Sheet includes a $2 million liability to return collateral related to the swap (included in other liabilities) and a $4 million receivable for collateral posted related to the swap (included in other assets) at September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of Earnings Line	2025	2024	2025	2024
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(3)	$(6)	$(8)	$(20)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	1	3	2	2
Fixed maturities with embedded derivatives	Net investment income	4	6	6	7
Total return swap	Other expenses	6	5	12	11
Earnings (losses) on non-designated hedges		11	14	20	20
Total earnings (losses) on derivatives		$8	$8	$12	$—

G.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 5.4% to 100% of the most subordinate debt tranche of twelve active CLOs, which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $138 million (including $116 million invested in the most subordinate tranches and $8 million invested in a temporary warehousing entity) at September 30, 2025.

In the first nine months of 2025, AFG formed two new CLOs, which issued $813 million face amount of liabilities (including $80 million face amount purchased by AFG). In the first nine months of 2024, AFG formed two new CLOs, which issued $813 million face amount of liabilities (including $73 million face amount purchased by AFG). In the first nine months of 2025, three CLOs were substantially liquidated in accordance with the CLO indentures.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches and temporary warehousing entities (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$148	$159	$175	$177
Purchases	55	10	130	94
Sales	(58)	—	(146)	(100)
Distributions	(13)	(7)	(31)	(32)
CLO earnings attributable to AFG	6	2	10	25
Balance at end of period	$138	$164	$138	$164

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(6)	$(7)	$(51)	$(10)
Liabilities	6	(2)	44	15
Management fees paid to AFG	3	3	8	9
CLO earnings attributable to AFG	6	2	10	25
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $73 million and $66 million at September 30, 2025 and December 31, 2024, respectively. The aggregate unpaid principal balance of the CLOs’ debt exceeded its carrying value by $218 million and $172 million at those dates, respectively. At September 30, 2025, the CLOs assets did not include any loans in default for which the CLOs are not accruing interest compared to an aggregate fair value of $3 million of loans in default (with an aggregate unpaid principal balance of $5 million) at December 31, 2024.

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.10 billion at September 30, 2025 and $1.24 billion December 31, 2024.

H.    Goodwill and Other Intangibles

The carrying value of goodwill was $327 million at September 30, 2025 and $305 million at December 31, 2024, an increase of $22 million due to the July 2025 acquisition of Radion (see Note B — “Acquisition of Business”).

Included in other assets in AFG’s Balance Sheet is $192 million at September 30, 2025 and $203 million at December 31, 2024 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $69 million and $59 million, respectively. Amortization of intangibles was $5 million in both the third quarter of 2025 and 2024 and $15 million and $14 million in the first nine months of 2025 and 2024, respectively. In the third quarter of 2025, AFG wrote off $2 million of amortizable intangible assets that became obsolete in connection with certain changes in AFG’s business. This write-off is included in realized gains (losses) on subsidiaries in AFG’s Statement of Earnings.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2025			December 31, 2024
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.00% Senior Notes due September 2035	350	(6)	344	—	—	—
5.25% Senior Notes due April 2030	253	(3)	250	253	(4)	249
Other	3	—	3	3	—	3
	1,173	(10)	1,163	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,848	$(28)	$1,820	$1,498	$(23)	$1,475

Scheduled principal payments on debt for the balance of 2025, the subsequent five years and thereafter are as follows: 2025 — none; 2026 — none; 2027 — none; 2028 — none; 2029 — none; 2030 — $253 million and thereafter — $1.60 billion.

In September 2025, AFG issued $350 million in 5.00% Senior Notes due in 2035. The net proceeds of this offering will be used for general corporate purposes, which may include repurchases of outstanding common shares.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at September 30, 2025 or December 31, 2024.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) is as follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended September 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$72	$(15)	$57
Reclassification adjustment for realized (gains) losses included in net earnings (*)		2	(1)	1
Total net unrealized gains (losses) on securities	$(101)	74	(16)	58	$(43)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(1)	1	—
Reclassification adjustment for investment income included in net earnings (*)		3	(1)	2
Total net unrealized gains (losses) on cash flow hedges	(5)	2	—	2	(3)
Foreign currency translation adjustments	(28)	—	(1)	(1)	(29)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(132)	$76	$(17)	$59	$(73)

Quarter ended September 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$226	$(48)	$178
Reclassification adjustment for realized (gains) losses included in net earnings (*)		15	(3)	12
Total net unrealized gains (losses) on securities	$(290)	241	(51)	190	$(100)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		11	(3)	8
Reclassification adjustment for investment income included in net earnings (*)		6	(1)	5
Total net unrealized gains (losses) on cash flow hedges	(20)	17	(4)	13	(7)
Foreign currency translation adjustments	(23)	(9)	1	(8)	(31)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(331)	$249	$(54)	$195	$(136)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Nine months ended September 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$184	$(38)	$146
Reclassification adjustment for realized (gains) losses included in net earnings (*)		17	(4)	13
Total net unrealized gains (losses) on securities	$(202)	201	(42)	159	$(43)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		1	—	1
Reclassification adjustment for investment income included in net earnings (*)		8	(2)	6
Total net unrealized gains (losses) on cash flow hedges	(10)	9	(2)	7	(3)
Foreign currency translation adjustments	(30)	1	—	1	(29)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(240)	$211	$(44)	$167	$(73)

Nine months ended September 30, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$216	$(46)	$170
Reclassification adjustment for realized (gains) losses included in net earnings (*)		21	(4)	17
Total net unrealized gains (losses) on securities	$(287)	237	(50)	187	$(100)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(7)	1	(6)
Reclassification adjustment for investment income included in net earnings (*)		20	(4)	16
Total net unrealized gains (losses) on cash flow hedges	(17)	13	(3)	10	(7)
Foreign currency translation adjustments	(17)	(14)	—	(14)	(31)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$236	$(53)	$183	$(136)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plans   Under AFG’s stock incentive plans, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2025, AFG issued 166,297 shares of restricted Common Stock (fair value of $121.89 per share) under the stock incentive plans.

Total compensation expense related to stock incentive plans of AFG and its subsidiaries was $4 million in both the third quarter of 2025 and 2024 and $13 million in both the first nine months of 2025 and 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
K.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$268		$229		$694		$804

Income taxes at statutory rate	$57	21%	$48	21%	$146	21%	$169	21%
Effect of:
Change in valuation allowance	(6)	(2%)	(2)	(1%)	(6)	(1%)	(2)	—%
Adjustment to prior year taxes	(5)	(2%)	1	—%	(5)	(1%)	1	—%
Tax exempt interest	(1)	—%	(1)	—%	(3)	—%	(3)	(1%)
Employee stock ownership plan dividend paid deduction	—	—%	(1)	—%	(2)	—%	(3)	(1%)
Dividends received deduction	(1)	—%	—	—%	(2)	—%	(1)	—%
Stock-based compensation	—	—%	—	—%	(1)	—%	(2)	—%
Nondeductible expenses	3	1%	2	1%	9	1%	6	1%
Adjustment related to sale of subsidiary	—	—%	—	—%	7	1%	4	1%
Foreign operations	1	—%	1	—%	4	1%	1	—%
Other	5	2%	—	—%	4	—%	2	—%
Provision for income taxes as shown in the statement of earnings	$53	20%	$48	21%	$151	22%	$172	21%
In the second quarter of 2025, AFG recorded $7 million in net tax expense related to a pending state income tax examination regarding the sale of a subsidiary in a prior year. In the second quarter of 2024, AFG recorded $4 million in net tax expense related to a pending IRS settlement regarding the sale of a different subsidiary in a prior year.

The One Big Beautiful Bill Act (enacted on July 4, 2025), among other things, extends many of the federal tax provisions of the 2017 Tax Cuts and Jobs Act and contains provisions that will accelerate the timing of certain tax deductions beginning in 2025 with an offsetting impact to deferred taxes and no impact on total income tax expense. Management is still evaluating the full impact of the bill, but does not expect the tax provisions of the bill to be material to AFG’s results of operations in future periods.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
M.    Insurance

Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2025 and 2024 (in millions):

	Nine months ended September 30,
	2025	2024
Balance at beginning of year	$14,179	$13,087
Less reinsurance recoverables, net of allowance	4,957	4,288
Net liability at beginning of year	9,222	8,799
Provision for losses and LAE occurring in the current period	3,381	3,379
Net decrease in the provision for claims of prior years	(54)	(100)
Total losses and LAE incurred	3,327	3,279
Payments for losses and LAE of:
Current year	(836)	(828)
Prior years	(1,998)	(2,027)
Total payments	(2,834)	(2,855)
Foreign currency translation and other	(7)	(2)
Net liability at end of period	9,708	9,221
Add back reinsurance recoverables, net of allowance	5,371	4,985
Gross unpaid losses and LAE included in the balance sheet at end of period	$15,079	$14,206

The net decrease in the provision for claims of prior years during the first nine months of 2025 reflects (i) lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation business and lower than expected claim frequency and severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation and executive liability businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the surety, fidelity and trade credit businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim severity in the excess and surplus, social services, excess liability, public sector and general liability businesses (within the Specialty casualty sub-segment).

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the 2025 and 2024 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2025	2024	2025	2024
Balance at June 30	$9	$10	$19	$18
Provision (credit) for expected credit losses	—	—	1	1
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$9	$10	$20	$19

Balance at December 31	$11	$10	$19	$15
Provision (credit) for expected credit losses	(2)	—	1	5
Write-offs charged against the allowance	—	—	—	(1)
Balance at September 30	$9	$10	$20	$19

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	33	Results of Operations	44
Overview	34	General	44
Critical Accounting Policies	34	Results of Operations — Third Quarter	46
Liquidity and Capital Resources	35	Segmented Statement of Earnings	46
Ratios	35	Property and Casualty Insurance	47
Condensed Consolidated Cash Flows	35	Holding Company, Other and Unallocated	56
Parent and Subsidiary Liquidity	36	Results of Operations — First Nine Months	59
Investments	37	Segmented Statement of Earnings	59
Uncertainties	40	Property and Casualty Insurance	60
Managed Investment Entities	41	Holding Company, Other and Unallocated	68
		Recent Accounting Standards	70

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

AFG reported net earnings of $215 million ($2.58 per share, diluted) for the third quarter of 2025 compared to $181 million ($2.16 per share, diluted) for the third quarter of 2024. The increase in the 2025 period reflects higher underwriting profit, higher net investment income and net realized gains on securities in the 2025 quarter compared to net realized losses on securities in the 2024 quarter, partially offset by higher special A&E charges.

AFG reported net earnings of $543 million ($6.50 per share, diluted) for the first nine months of 2025 compared to $632 million ($7.54 per share, diluted) for the first nine months of 2024. The decline in the 2025 period reflects lower underwriting profit, lower net investment income from AFG’s alternative investment portfolio and higher special A&E charges, partially offset by the favorable impact on net investment income of higher average balances of investments and higher yields on fixed maturity investments.

Outlook
Management expects premium growth in many of AFG’s business units and continued strong underwriting results in the ongoing generally favorable property and casualty insurance market. In addition, management anticipates the elevated interest rate environment (since early 2022) will continue to have a positive impact on investment income on fixed maturity investments into 2026.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2024 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	September 30, 2025	2024	2023
Principal amount of long-term debt	$1,848	$1,498	$1,498
Total capital	6,651	6,204	6,075
Ratio of debt to total capital:
Including subordinated debt	27.8%	24.1%	24.7%
Excluding subordinated debt	17.6%	13.3%	13.5%

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

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$749	$478
Net cash provided by (used in) investing activities	(71)	116
Net cash used in financing activities	(242)	(497)
Net change in cash and cash equivalents	$436	$97

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $104 million during the first nine months of 2025 and reduced cash flows from operating activities by $67 million in the first nine months of 2024, accounting for a $171 million increase in cash flows from operating activities in the 2025 period compared to the 2024 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $645 million and $545 million in the first nine months of 2025 and 2024, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $63 million source of cash in the first nine months of 2025 compared to $204 million in the first nine months of 2024, accounting for a $141 million decrease in net cash provided by investing activities in the first nine months of 2025 compared to the 2024 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Investing activities for the first nine months of 2025 include the July acquisition of Radion Insurance Holdings, LLC (“Radion”) for $7 million in cash. Excluding the acquisition of Radion and the activity of the managed investment entities, investing activities were a $127 million use of cash in the first nine months of 2025 compared to $88 million in the first nine months of 2024.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of common stock and dividend payments. Net cash used in financing activities was $242 million for the first nine months of 2025 compared to $497 million in the first nine months of 2024, a decrease of $255 million. The net proceeds from AFG’s issuance of $350 million in 5.00% Senior Notes in September 2025 was a $344 million source of cash in the first nine months of 2025. AFG paid cash dividends totaling $367 million in the first nine months of 2025 compared to $385 million in the first nine months of 2024, accounting for a decrease in cash used in financing activities of $18 million. During the first nine months of 2025, AFG repurchased $98 million of its Common Stock compared to no repurchases in the comparable 2024 period. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $130 million in the first nine months of 2025 compared to $125 million in the first nine months of 2024, accounting for a $5 million increase in net cash used in financing activities in the 2025 period compared to the 2024 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

In September 2025, AFG issued $350 million in 5.00% Senior Notes due in September 2035. The net proceeds of this offering will be used for general corporate purposes, which may include repurchases of AFG’s outstanding common shares.

During the first nine months of 2025, AFG repurchased 788,134 shares of its Common Stock for $98 million and paid a special cash dividend totaling $167 million ($2.00 per share) in March. On November 4, 2025, AFG declared a special cash dividend of $2.00 per share, payable on November 26, 2025. The aggregate amount of this special dividend will be approximately $167 million.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

At September 30, 2025, AFG (parent) held approximately $625 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2024 or the first nine months of 2025.

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

Investments
AFG’s investment portfolio at September 30, 2025, contained $10.52 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $80 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $550 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $250 million in equity securities carried at fair value with holding gains and losses included in net investment income. AFG’s investment portfolio also includes $2.38 billion in investments accounted for using the equity method (limited partnerships and similar investments). Under the equity method, AFG records its share of the earnings or losses of the investee based on when it is reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is included in net investment income and is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 88% was priced using pricing services at September 30, 2025 and 3% was priced using non-binding broker quotes. The remaining 9% are priced internally using a variety of inputs including credit spreads, trade information, prices of comparable securities, estimates of cash flow and other security specific features. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note D — “Fair Value Measurements” to the financial statements.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2025 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,598
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(318)
Approximately 96% of the fixed maturities held by AFG at September 30, 2025, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 2% were rated “non-investment grade” and 2% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
AFG has approximately $80 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $320 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2025, is shown in the following table (dollars in millions). There were $507 million of available for sale fixed maturity securities with no unrealized gains or losses at September 30, 2025.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$6,044	$3,967
Amortized cost of securities, net of allowance for expected credit losses	$5,877	$4,188
Gross unrealized gain (loss)	$167	$(221)
Fair value as % of amortized cost	103%	95%
Number of security positions	1,070	895
Number individually exceeding $2 million gain or loss	1	28
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Residential mortgage-backed securities	$37	$(113)
Other asset-backed securities	27	(44)
Banking	18	(6)
Asset managers	15	(5)
States and municipalities	8	(32)
Percentage rated investment grade	96%	96%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2025, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	13%
After one year through five years	24%	18%
After five years through ten years	19%	6%
After ten years	1%	4%
	47%	41%
CLOs and other asset-backed securities (average life of approximately 3 years)	33%	32%
Residential mortgage-backed securities (average life of approximately 6 years)	20%	27%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2025
Securities with unrealized gains:
Exceeding $500,000 (66 securities)	$928	$59	107%
$500,000 or less (1,004 securities)	5,116	108	102%
	$6,044	$167	103%
Securities with unrealized losses:
Exceeding $500,000 (94 securities)	$1,173	$(150)	89%
$500,000 or less (801 securities)	2,794	(71)	98%
	$3,967	$(221)	95%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2025
Investment grade fixed maturities with losses for:
Less than one year (81 securities)	$512	$(4)	99%
One year or longer (701 securities)	3,285	(209)	94%
	$3,797	$(213)	95%
Non-investment grade fixed maturities with losses for:
Less than one year (25 securities)	$42	$(1)	98%
One year or longer (88 securities)	128	(7)	95%
	$170	$(8)	96%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2025. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2025
Assets:
Cash and investments	$16,899	$—	$(138)	(*)	$16,761
Assets of managed investment entities	—	3,972	—		3,972
Other assets	13,101	—	—		13,101
Total assets	$30,000	$3,972	$(138)		$33,834
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$19,529	$—	$—		$19,529
Liabilities of managed investment entities	—	3,964	(130)	(*)	3,834
Long-term debt and other liabilities	5,741	—	—		5,741
Total liabilities	25,270	3,964	(130)		29,104

Shareholders’ equity:
Common Stock and Capital surplus	1,504	8	(8)		1,504
Retained earnings	3,299	—	—		3,299
Accumulated other comprehensive income (loss), net of tax	(73)	—	—		(73)
Total shareholders’ equity	4,730	8	(8)		4,730
Total liabilities and shareholders’ equity	$30,000	$3,972	$(138)		$33,834

December 31, 2024
Assets:
Cash and investments	$16,026	$—	$(174)	(*)	$15,852
Assets of managed investment entities	—	4,140	—		4,140
Other assets	10,845	—	(1)	(*)	10,844
Total assets	$26,871	$4,140	$(175)		$30,836
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$17,763	$—	$—		$17,763
Liabilities of managed investment entities	—	4,091	(126)	(*)	3,965
Long-term debt and other liabilities	4,642	—	—		4,642
Total liabilities	22,405	4,091	(126)		26,370

Shareholders’ equity:
Common Stock and Capital surplus	1,495	49	(49)		1,495
Retained earnings	3,211	—	—		3,211
Accumulated other comprehensive income (loss), net of tax	(240)	—	—		(240)
Total shareholders’ equity	4,466	49	(49)		4,466
Total liabilities and shareholders’ equity	$26,871	$4,140	$(175)		$30,836
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2025
Revenues:
Net earned premiums	$2,013	$—	$—		$2,013
Net investment income	211	—	(6)	(b)	205
Realized gains (losses) on:
Securities	12	—	—		12
Subsidiaries	1	—	—		1
Income of managed investment entities:
Investment income	—	70	—		70
Gain (loss) on change in fair value of assets/liabilities	—	3	(3)	(b)	—
Other income	33	—	(3)	(c)	30
Total revenues	2,270	73	(12)		2,331
Costs and Expenses:
Insurance benefits and expenses	1,884	—	—		1,884
Expenses of managed investment entities	—	72	(11)	(b)(c)	61
Interest charges on borrowed money and other expenses	118	—	—		118
Total costs and expenses	2,002	72	(11)		2,063
Earnings before income taxes	268	1	(1)		268
Provision for income taxes	53	—	—		53
Net earnings	$215	$1	$(1)		$215

Three months ended September 30, 2024
Revenues:
Net earned premiums	$2,055	$—	$—		$2,055
Net investment income	202	—	(2)	(b)	200
Realized gains (losses) on securities	(2)	—	—		(2)
Income of managed investment entities:
Investment income	—	99	—		99
Gain (loss) on change in fair value of assets/liabilities	—	(4)	(5)	(b)	(9)
Other income	29	—	(3)	(c)	26
Total revenues	2,284	95	(10)		2,369
Costs and Expenses:
Insurance benefits and expenses	1,948	—	—		1,948
Expenses of managed investment entities	—	95	(10)	(b)(c)	85
Interest charges on borrowed money and other expenses	107	—	—		107
Total costs and expenses	2,055	95	(10)		2,140
Earnings before income taxes	229	—	—		229
Provision for income taxes	48	—	—		48
Net earnings	$181	$—	$—		$181
(a)Includes income of $6 million in the third quarter of 2025 and $2 million in the third quarter of 2024, representing the change in fair value of AFG’s CLO investments and $3 million of income in both the third quarter of 2025 and 2024, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million and $7 million in the third quarter of 2025 and 2024, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2025
Revenues:
Net earned premiums	$5,240	$—	$—		$5,240
Net investment income	572	—	(10)	(b)	562
Realized gains (losses) on:
Securities	17	—	—		17
Subsidiaries	1	—	—		1
Income of managed investment entities:
Investment income	—	214	—		214
Gain (loss) on change in fair value of assets/liabilities	—	8	(15)	(b)	(7)
Other income	92	—	(8)	(c)	84
Total revenues	5,922	222	(33)		6,111
Costs and Expenses:
Insurance benefits and expenses	4,920	—	—		4,920
Expenses of managed investment entities	—	219	(30)	(b)(c)	189
Interest charges on borrowed money and other expenses	308	—	—		308
Total costs and expenses	5,228	219	(30)		5,417
Earnings before income taxes	694	3	(3)		694
Provision for income taxes	151	—	—		151
Net earnings	$543	$3	$(3)		$543

Nine months ended September 30, 2024
Revenues:
Net earned premiums	$5,186	$—	$—		$5,186
Net investment income	611	—	(25)	(b)	586
Realized gains (losses) on securities	10	—	—		10
Income of managed investment entities:
Investment income	—	296	—		296
Gain (loss) on change in fair value of assets/liabilities	—	9	(4)	(b)	5
Other income	101	—	(9)	(c)	92
Total revenues	5,908	305	(38)		6,175
Costs and Expenses:
Insurance benefits and expenses	4,806	—	—		4,806
Expenses of managed investment entities	—	301	(34)	(b)(c)	267
Interest charges on borrowed money and other expenses	298	—	—		298
Total costs and expenses	5,104	301	(34)		5,371
Earnings before income taxes	804	4	(4)		804
Provision for income taxes	172	—	—		172
Net earnings	$632	$4	$(4)		$632
(a)Includes income of $10 million in the first nine months of 2025 and $25 million in the first nine months of 2024, representing the change in fair value of AFG’s CLO investments and $8 million and $9 million of income in the first nine months of 2025 and 2024, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $22 million and $25 million in the first nine months of 2025 and 2024, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Components of net earnings:
Core operating earnings before income taxes	$280	$245	$701	$808
Pretax non-core item:
Realized gains (losses) on securities	12	(2)	17	10
Realized gain on subsidiaries	1	—	1	—
Special A&E charges	(25)	(14)	(25)	(14)
Earnings before income taxes	268	229	694	804
Provision for income taxes:
Core operating earnings	56	51	146	168
Non-core items:
Realized gains (losses) on securities	2	—	3	3
Realized gain on subsidiaries	—	—	—	—
Special A&E charges	(5)	(3)	(5)	(3)
Other (*)	—	—	7	4
Total provision for income taxes	53	48	151	172
Net earnings	$215	$181	$543	$632

Net earnings:
Core net operating earnings	$224	$194	$555	$640
Realized gains (losses) on securities	10	(2)	14	7
Realized gain on subsidiaries	1	—	1	—
Special A&E charges	(20)	(11)	(20)	(11)
Other (*)	—	—	(7)	(4)
Net earnings	$215	$181	$543	$632

Diluted per share amounts:
Core net operating earnings	$2.69	$2.31	$6.65	$7.63
Realized gains (losses) on securities	0.12	(0.02)	0.17	0.09
Realized gain on subsidiaries	0.01	—	0.01	—
Special A&E charges	(0.24)	(0.13)	(0.24)	(0.13)
Other (*)	—	—	(0.09)	(0.05)
Net earnings	$2.58	$2.16	$6.50	$7.54
(*)Adjustments to income tax expense related to sales of subsidiaries in prior years.

Net earnings were $215 million in the third quarter of 2025 compared to $181 million in the third quarter of 2024 reflecting higher core net operating earnings and net realized gains on securities in the 2025 quarter compared to net realized losses on securities in the 2024 quarter, partially offset by higher special A&E charges in the 2025 quarter compared to the 2024 quarter. Core net operating earnings in the third quarter of 2025 increased $30 million compared to the third

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
quarter of 2024 reflecting higher underwriting profit and higher net investment income. Net realized gains on securities in the third quarter of 2025 and net realized losses in the third quarter of 2024 include after-tax gains of $6 million and $8 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $543 million in the first nine months of 2025 compared to $632 million in the first nine months of 2024 reflecting lower core net operating earnings. Core net operating earnings decreased $85 million compared to the first nine months of 2024 reflecting lower underwriting profit and lower net investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments. Net realized gains on securities in the first nine months of 2025 and 2024 include after-tax gains of $19 million and $20 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2025 and 2024 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2025
Revenues:
Net earned premiums	$2,013	$—	$—	$2,013	$—	$2,013
Net investment income	205	(6)	6	205	—	205
Realized gains (losses) on:
Securities	—	—	—	—	12	12
Subsidiaries	—	—	—	—	1	1
Income of MIEs:
Investment income	—	70	—	70	—	70
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—
Other income	6	(3)	27	30	—	30
Total revenues	2,224	61	33	2,318	13	2,331

Costs and Expenses:
Losses and loss adjustment expenses	1,355	—	—	1,355	—	1,355
Commissions and other underwriting expenses	520	—	9	529	—	529
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	61	—	61	—	61
Other expenses	21	—	53	74	25	99
Total costs and expenses	1,896	61	81	2,038	25	2,063
Earnings before income taxes	328	—	(48)	280	(12)	268
Provision for income taxes	64	—	(8)	56	(3)	53
Core Net Operating Earnings	264	—	(40)	224
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	10	10	(10)	—
Realized gain on subsidiaries, net of tax	1	—	—	1	(1)	—
Special A&E charge, net of tax	—	—	(20)	(20)	20	—
Net Earnings	$265	$—	$(50)	$215	$—	$215

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2024
Revenues:
Net earned premiums	$2,055	$—	$—	$2,055	$—	$2,055
Net investment income	195	(2)	7	200	—	200
Realized gains (losses) on securities	—	—	—	—	(2)	(2)
Income of MIEs:
Investment income	—	99	—	99	—	99
Gain (loss) on change in fair value of assets/liabilities	—	(9)	—	(9)	—	(9)
Other income	2	(3)	27	26	—	26
Total revenues	2,252	85	34	2,371	(2)	2,369

Costs and Expenses:
Losses and loss adjustment expenses	1,430	—	—	1,430	—	1,430
Commissions and other underwriting expenses	510	—	8	518	—	518
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	85	—	85	—	85
Other expenses	21	—	53	74	14	88
Total costs and expenses	1,961	85	80	2,126	14	2,140
Earnings before income taxes	291	—	(46)	245	(16)	229
Provision for income taxes	61	—	(10)	51	(3)	48
Core Net Operating Earnings	230	—	(36)	194
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(2)	(2)	2	—
Special A&E charge, net of tax	—	—	(11)	(11)	11	—
Net Earnings	$230	$—	$(49)	$181	$—	$181
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

AFG’s property and casualty insurance operations contributed $328 million in pretax earnings in the third quarter of 2025 compared to $291 million in the third quarter of 2024, an increase of $37 million (13%), reflecting higher underwriting profit and higher net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2025 and 2024 (dollars in millions):

	Three months ended September 30,
	2025	2024	% Change
Gross written premiums	$3,665	$3,748	(2%)
Reinsurance premiums ceded	(1,413)	(1,395)	1%
Net written premiums	2,252	2,353	(4%)
Change in unearned premiums	(239)	(298)	(20%)
Net earned premiums	2,013	2,055	(2%)
Loss and loss adjustment expenses	1,355	1,430	(5%)
Commissions and other underwriting expenses	520	510	2%
Underwriting gain	138	115	20%

Net investment income	205	195	5%
Other income and expenses, net	(15)	(19)	(21%)
Earnings before income taxes	$328	$291	13%

	Three months ended September 30,
	2025	2024	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	67.2%	69.5%	(2.3%)
Underwriting expense ratio	25.8%	24.8%	1.0%
Combined ratio	93.0%	94.3%	(1.3%)

Aggregate — including exited lines
Loss and LAE ratio	67.3%	69.6%	(2.3%)
Underwriting expense ratio	25.8%	24.8%	1.0%
Combined ratio	93.1%	94.4%	(1.3%)

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
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $3.67 billion for the third quarter of 2025 compared to $3.75 billion for the third quarter of 2024, a decrease of $83 million (2%). Detail of gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2025		2024
	GWP	%	GWP	%	% Change
Property and transportation	$1,975	54%	$2,107	56%	(6%)
Specialty casualty	1,337	36%	1,297	35%	3%
Specialty financial	353	10%	344	9%	3%
	$3,665	100%	$3,748	100%	(2%)

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 39% of gross written premiums for the third quarter of 2025 compared to 37% for the third quarter of 2024, an increase of 2 percentage points. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2025		2024		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(924)	47%	$(956)	45%	2%
Specialty casualty	(423)	32%	(380)	29%	3%
Specialty financial	(66)	19%	(59)	17%	2%
	$(1,413)	39%	$(1,395)	37%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $2.25 billion for the third quarter of 2025 compared to $2.35 billion for the third quarter of 2024, a decrease of $101 million (4%). Detail of net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2025		2024
	NWP	%	NWP	%	% Change
Property and transportation	$1,051	47%	$1,151	49%	(9%)
Specialty casualty	914	40%	917	39%	—%
Specialty financial	287	13%	285	12%	1%
	$2,252	100%	$2,353	100%	(4%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $2.01 billion for the third quarter of 2025 compared to $2.06 billion for the third quarter of 2024, a decrease of $42 million (2%). Detail of net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2025		2024
	NEP	%	NEP	%	% Change
Property and transportation	$935	47%	$989	48%	(5%)
Specialty casualty	810	40%	797	39%	2%
Specialty financial	268	13%	269	13%	—%
	$2,013	100%	$2,055	100%	(2%)

Gross written premiums for the third quarter of 2025 decreased $83 million (2%) compared to the third quarter of 2024. Earlier reporting of 2025 crop acreage by insureds impacted the timing of the recording of crop premiums and contributed to the year-over-year third quarter decrease, particularly when compared to later reporting of acreage in 2024. Excluding

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
the crop business, gross written premiums increased 3% compared to the third quarter of 2024 as a result of premium growth from new business opportunities, increased exposures and a good renewal rate environment. Overall average renewal rates increased approximately 5% in the third quarter of 2025, both including and excluding the workers’ compensation businesses.

Property and transportation Gross written premiums decreased $132 million (6%) in the third quarter of 2025 compared to the third quarter of 2024. This decrease was primarily the result of earlier reporting of 2025 crop acreage, which shifted the timing of reporting of some crop premium from the third quarter to the second quarter. Excluding the crop business, gross written premiums for this group increased 2% compared to the third quarter of 2024, reflecting new business opportunities, a favorable rate environment and increased exposures in the transportation businesses. Average renewal rates increased approximately 6% for this group in the third quarter of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the third quarter of 2025 compared to the third quarter of 2024, reflecting growth in alternative risk transfer products in the transportation businesses, which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment and an increase in ceded premiums in the aviation business, partially offset by a decrease in cessions due to the timing of premiums in the crop business.

Specialty casualty Gross written premiums increased $40 million (3%) in the third quarter of 2025 compared to the third quarter of 2024, reflecting new business opportunities and favorable renewal pricing in several of the targeted markets businesses and an increase in mergers and acquisition activity that contributed to growth in the mergers and acquisitions liability business. This growth was tempered by lower premiums in the excess and surplus, executive liability and social services businesses. Average renewal rates increased approximately 7% for this group in the third quarter of 2025. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the third quarter of 2025 compared to the third quarter of 2024, reflecting higher cessions and higher reinsurance costs in the excess liability business and growth in the public sector and mergers and acquisitions liability businesses, both of which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $9 million (3%) in the third quarter of 2025 compared to the third quarter of 2024, due primarily to growth in the financial institutions business and AFG’s European operations. Average renewal rates decreased approximately 2% for this group in the third quarter of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the third quarter of 2025 compared to the third quarter of 2024, reflecting higher cessions in the financial institutions and equipment leasing businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Combined Ratio
The table below (dollars in millions) details the components of the combined ratio for AFG’s property and casualty insurance segment:

	Three months ended September 30,			Three months ended September 30,
	2025	2024	Change	2025	2024
Property and transportation
Loss and LAE ratio	77.8%	79.4%	(1.6%)
Underwriting expense ratio	16.3%	17.4%	(1.1%)
Combined ratio	94.1%	96.8%	(2.7%)
Underwriting profit				$55	$33

Specialty casualty
Loss and LAE ratio	66.8%	65.1%	1.7%
Underwriting expense ratio	29.0%	27.0%	2.0%
Combined ratio	95.8%	92.1%	3.7%
Underwriting profit				$33	$63

Specialty financial
Loss and LAE ratio	31.8%	46.5%	(14.7%)
Underwriting expense ratio	49.3%	45.8%	3.5%
Combined ratio	81.1%	92.3%	(11.2%)
Underwriting profit				$51	$21

Total Specialty
Loss and LAE ratio	67.2%	69.5%	(2.3%)
Underwriting expense ratio	25.8%	24.8%	1.0%
Combined ratio	93.0%	94.3%	(1.3%)
Underwriting profit				$139	$117

Aggregate — including exited lines
Loss and LAE ratio	67.3%	69.6%	(2.3%)
Underwriting expense ratio	25.8%	24.8%	1.0%
Combined ratio	93.1%	94.4%	(1.3%)
Underwriting profit				$138	$115

The Specialty property and casualty insurance operations generated an underwriting profit of $139 million in the third quarter of 2025 compared to $117 million in the third quarter of 2024, an increase of $22 million (19%). Higher year-over-year underwriting profit in the Specialty financial and Property and transportation sub-segments was partially offset by lower underwriting profit in the Specialty casualty sub-segment. Overall catastrophe losses were $23 million (1.2 points on the combined ratio) in the third quarter of 2025 compared to $90 million (4.4 points) in the third quarter of 2024.

Property and transportation Underwriting profit for this group was $55 million for the third quarter of 2025 compared to $33 million for the third quarter of 2024, an increase of $22 million (67%), reflecting the impact of lower catastrophe losses. Catastrophe losses were $4 million (0.4 points on the combined ratio) in the third quarter of 2025 compared to $34 million (3.7 points) in the third quarter of 2024.

Specialty casualty Underwriting profit for this group was $33 million for the third quarter of 2025 compared to $63 million for the third quarter of 2024, a decrease of $30 million (48%). Higher underwriting profit in the executive liability business was more than offset by lower year-over-year underwriting profit in some of the social inflation exposed businesses and, to a lesser extent, the mergers and acquisitions liability and workers’ compensation businesses. Catastrophe losses were $8 million (1.0 points on the combined ratio) in the third quarter of 2025 compared to catastrophe losses of $17 million (2.0 points) in the third quarter of 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Underwriting profit for this group was $51 million for the third quarter of 2025 compared to $21 million in the third quarter of 2024, an increase of $30 million (143%). This increase was due primarily to improved results in the financial institutions business, largely attributable to lower year-over-year catastrophe losses, and higher underwriting profitability in the surety and fidelity businesses. Catastrophe losses were $11 million (4.1 points on the combined ratio) in the third quarter of 2025 compared to $39 million (14.4 points) in the third quarter of 2024.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $1 million in the third quarter of 2025 and $2 million in the third quarter of 2024 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 67.3% for the third quarter of 2025 compared to 69.6% for the third quarter of 2024, a decrease of 2.3 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2025	2024	2025	2024	Ratio
Property and transportation
Current year, excluding catastrophe losses	$735	$764	78.5%	77.1%	1.4%
Prior accident years development	(11)	(14)	(1.1%)	(1.4%)	0.3%
Current year catastrophe losses including the impact of net reinstatement premiums	4	34	0.4%	3.7%	(3.3%)
Property and transportation losses and LAE and ratio	$728	$784	77.8%	79.4%	(1.6%)

Specialty casualty
Current year, excluding catastrophe losses	$534	$496	65.9%	62.3%	3.6%
Prior accident years development	(1)	6	(0.1%)	0.8%	(0.9%)
Current year catastrophe losses including the impact of net reinstatement premiums	8	17	1.0%	2.0%	(1.0%)
Specialty casualty losses and LAE and ratio	$541	$519	66.8%	65.1%	1.7%

Specialty financial
Current year, excluding catastrophe losses	$86	$95	32.4%	35.4%	(3.0%)
Prior accident years development	(12)	(9)	(4.7%)	(3.3%)	(1.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	11	39	4.1%	14.4%	(10.3%)
Specialty financial losses and LAE and ratio	$85	$125	31.8%	46.5%	(14.7%)

Total Specialty
Current year, excluding catastrophe losses	$1,355	$1,355	67.2%	65.9%	1.3%
Prior accident years development	(24)	(17)	(1.2%)	(0.8%)	(0.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	23	90	1.2%	4.4%	(3.2%)
Total Specialty losses and LAE and ratio	$1,354	$1,428	67.2%	69.5%	(2.3%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,355	$1,355	67.2%	65.9%	1.3%
Prior accident years development	(23)	(15)	(1.1%)	(0.7%)	(0.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	23	90	1.2%	4.4%	(3.2%)
Aggregate losses and LAE and ratio	$1,355	$1,430	67.3%	69.6%	(2.3%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 67.2% for the third quarter of 2025 compared to 65.9% for the third quarter of 2024, an increase of 1.3 percentage points.

Property and transportation   The 1.4 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects lower earnings in the crop business, partially offset by improved results in the transportation and ocean marine businesses.

Specialty casualty   The 3.6 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects higher claim severity in the excess and surplus and social services businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 3.0 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the surety and fidelity businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $24 million in the third quarter of 2025 compared to $17 million in the third quarter of 2024, an increase of $7 million (41%).

Property and transportation Net favorable reserve development of $11 million in the third quarter of 2025 reflects lower than anticipated claim severity in the property and inland marine, aviation and ocean marine businesses, partially offset by higher than expected claim severity in the agribusiness operations. Net favorable reserve development of $14 million in the third quarter of 2024 reflects lower than anticipated claim severity in the ocean marine business and, to a lesser extent, lower than expected claim severity in the agribusiness, property and inland marine and aviation businesses.

Specialty casualty Net favorable reserve development of $1 million in the third quarter of 2025 reflects lower than expected claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the excess and surplus and social services businesses. Net adverse reserve development of $6 million in the third quarter of 2024 reflects higher than anticipated claim severity in the umbrella and excess liability and public sector businesses, partially offset by lower than anticipated claim severity in the workers’ compensation businesses.

Specialty financial Net favorable reserve development of $12 million in the third quarter of 2025 reflects lower than expected claim frequency in the financial institutions business and lower than anticipated claim severity in the surety and fidelity businesses. Net favorable reserve development of $9 million in the third quarter of 2024 reflects lower than anticipated claim severity in the fidelity business and lower than expected claim frequency in the financial institutions business.

Asbestos and environmental reserves During the third quarter of 2025, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. AFG annually conducts a comprehensive review of its asbestos and environmental reserves. In connection with its annual reviews, AFG engages with outside counsel and, as appropriate, engineering and consulting firms and specialty actuarial firms.

During the 2025 internal review, no new trends were identified and recent claims activity was generally consistent with AFG’s expectations resulting from its in-depth internal reviews in the prior four years, and the most recent external study in 2020. As a result, and consistent with the internal review in the third quarter of 2024, the 2025 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2024 Form 10-K.

At September 30, 2025, the property and casualty insurance segment’s insurance reserves include A&E reserves of $353 million, net of reinsurance recoverables. At September 30, 2025, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by AM Best (as of December 31, 2024, and adjusted for several large industry portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2025)	22.6	38.5	27.4
Industry (12/31/2024)	8.7	7.5	8.4
In addition, the 2025 and 2024 internal reviews encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $25 million and $14 million pretax non-core special charge increases in AFG’s liabilities for those operations recorded in the third quarter of 2025 and the third quarter of 2024, respectively, see “Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2025 and 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $1 million in the third quarter of 2025 and $2 million in the third quarter of 2024 related to business outside of the Specialty group that AFG no longer writes.

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

Catastrophe losses of $23 million in the third quarter of 2025 resulted primarily from storms in multiple regions of the United States. Catastrophe losses of $90 million in the third quarter of 2024 resulted primarily from Hurricane Helene.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $520 million in the third quarter of 2025 compared to $510 million for the third quarter of 2024, an increase of $10 million (2%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 25.8% for the third quarter of 2025 compared to 24.8% for the third quarter of 2024, an increase of 1.0 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2025		2024		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$152	16.3%	$172	17.4%	(1.1%)
Specialty casualty	236	29.0%	215	27.0%	2.0%
Specialty financial	132	49.3%	123	45.8%	3.5%
	$520	25.8%	$510	24.8%	1.0%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.1 percentage points in the third quarter of 2025 compared to the third quarter of 2024. The decrease reflects changes in the mix of business, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and the impact of lower earned premiums in the crop operations on the ratio (which has a lower commissions and other underwriting expense ratio than some of the other businesses in the Property and transportation sub-segment).

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.0 percentage points in the third quarter of 2025 compared to the third quarter of 2024 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and an increase in average commission rates in certain excess and surplus businesses resulting from changes in reinsurance treaties.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.5 percentage points in the third quarter of 2025 compared to the third quarter of 2024 due primarily to higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and higher profit-based commissions to agents in the financial institutions business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $205 million in the third quarter of 2025 compared to $195 million in the third quarter of 2024, an increase of $10 million (5%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2025	2024	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$162	$159	$3	2%
Alternative investments	43	36	7	19%
Total net investment income	$205	$195	$10	5%

Average invested assets (at amortized cost)	$16,095	$15,447	$648	4%

Yield on fixed maturities (before investment expenses)	5.12%	5.06%	0.06%

Yield (net investment income as a % of average invested assets)	5.09%	5.05%	0.04%

The increase in the property and casualty insurance segment’s net investment income for the third quarter of 2025 compared to the third quarter of 2024 reflects the impact of higher returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), higher balances of invested assets and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 5.09% for the third quarter of 2025 compared to 5.05% for the third quarter of 2024, an increase of 0.04 percentage points. The annualized return earned on alternative investments was 6.2% in the third quarter of 2025 compared to 5.4% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $15 million for the third quarter of 2025 compared to $19 million for the third quarter of 2024, an improvement of $4 million (21%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2025	2024
Other income	$6	$2
Other expenses:
Amortization of intangibles	5	5
Interest expense on funds withheld	11	13
Other	5	3
Total other expenses	21	21
Other income and expenses, net	$(15)	$(19)

The increase in other income in the third quarter of 2025 compared to the third quarter of 2024 reflects a death benefit received on a company-owned life insurance policy in the third quarter of 2025.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $73 million in the third quarter of 2025 compared to $60 million in the third quarter of 2024, an increase of $13 million (22%). AFG’s net core pretax loss outside of its property and casualty insurance segments totaled $48 million in the third quarter of 2025 compared to $46 million in the third quarter of 2024, an increase of $2 million (4%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended September 30, 2025 and 2024 (dollars in millions):

	Three months ended September 30,
	2025	2024	% Change
Revenues:
Net investment income	$6	$7	(14%)
Other income — P&C fees	23	23	—%
Other income	4	4	—%
Total revenues	33	34	(3%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	9	8	13%
Other expense — expenses associated with P&C fees	14	15	(7%)
Other expenses (*)	39	38	3%
Costs and expenses, excluding interest charges on borrowed money	62	61	2%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(29)	(27)	7%
Interest charges on borrowed money	19	19	—%
Core loss before income taxes, excluding realized gains and losses	(48)	(46)	4%
Pretax non-core special A&E charge	(25)	(14)	79%
GAAP loss before income taxes, excluding realized gains and losses	$(73)	$(60)	22%
(*)Excludes pretax non-core special A&E charges of $25 million and $14 million in the third quarters of 2025 and 2024, respectively.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $6 million in the third quarter of 2025 compared to $7 million in the third quarter of 2024, a decrease of $1 million (14%).

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2025 and the third quarter of 2024, AFG collected $23 million in fees for these services. Management views this fee income, net of the $14 million in the third quarter of 2025 and $15 million in the third quarter of 2024 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in both the third quarter of 2025 and the third quarter of 2024 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million in both the third quarter of 2025 and the third quarter of 2024.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges recorded in the third quarters of 2025 and 2024 discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $39 million in the third quarter of 2025 compared to $38 million in the third quarter of 2024, an increase of $1 million (3%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Special A&E Charges
During the third quarters of 2025 and 2024, AFG performed in-depth internal reviews of A&E exposures as discussed under “Asbestos and environmental reserves” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development.” As a result of the 2025 and 2024 reviews, AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded pretax special non-core A&E charges of $25 million in the third quarter of 2025 and $14 million in the third quarter of 2024 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in both periods reflect changes in the scope and costs of investigation and an increase in estimated remediation costs at a limited number of sites.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $19 million in both the third quarter of 2025 and the third quarter of 2024.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $12 million in the third quarter of 2025 compared to net losses of $2 million in the third quarter of 2024, a change of $14 million (700%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2025	2024
Realized gains (losses) before impairment allowances:
Disposals	$(1)	$—
Change in the fair value of equity securities	13	10
Change in the fair value of derivatives	1	3
	13	13

Change in allowance for impairments on securities	(1)	(15)
Realized gains (losses) on securities	$12	$(2)

The $13 million net realized gain from the change in the fair value of equity securities in the third quarter of 2025 includes gains of $11 million on investments in media companies and $6 million on investments in banks and financing companies, partially offset by losses of $10 million on investments in manufacturing companies. The $10 million net realized gain from the change in the fair value of equity securities in the third quarter of 2024 includes gains of $6 million on investments in banks and financing companies and $3 million on investments in media companies.

The $15 million change in allowance for impairments on securities in the third quarter of 2024 relates primarily to an allowance taken on corporate bonds from a single issuer in the financial sector.

Realized Gain on Subsidiaries
During the third quarter of 2025, AFG recorded a $3 million pretax realized gain resulting from the remeasurement of its existing investment in Radion Holdings, LLC to fair value (see Note B — “Acquisition of Business” to the financial statements) and a $2 million pretax realized loss on the write-off of certain intangible assets (see Note H — “Goodwill and Other Intangibles” to the financial statements).

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $53 million for the third quarter of 2025 compared to $48 million for the third quarter of 2024, an increase of $5 million (10%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2025 and 2024 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2025
Revenues:
Net earned premiums	$5,240	$—	$—	$5,240	$—	$5,240
Net investment income	554	(10)	18	562	—	562
Realized gains (losses) on:
Securities	—	—	—	—	17	17
Subsidiaries	—	—	—	—	1	1
Income of MIEs:
Investment income	—	214	—	214	—	214
Gain (loss) on change in fair value of assets/liabilities	—	(7)	—	(7)	—	(7)
Other income	9	(8)	83	84	—	84
Total revenues	5,803	189	101	6,093	18	6,111

Costs and Expenses:
Losses and loss adjustment expenses	3,327	—	—	3,327	—	3,327
Commissions and other underwriting expenses	1,568	—	25	1,593	—	1,593
Interest charges on borrowed money	—	—	57	57	—	57
Expenses of MIEs	—	189	—	189	—	189
Other expenses	61	—	165	226	25	251
Total costs and expenses	4,956	189	247	5,392	25	5,417
Earnings before income taxes	847	—	(146)	701	(7)	694
Provision for income taxes	172	—	(26)	146	5	151
Core Net Operating Earnings	675	—	(120)	555
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	14	14	(14)	—
Realized gain on subsidiaries, net of tax	1	—	—	1	(1)	—
Special A&E charge, net of tax	—	—	(20)	(20)	20	—
Other	—	—	(7)	(7)	7	—
Net Earnings	$676	$—	$(133)	$543	$—	$543

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2024
Revenues:
Net earned premiums	$5,186	$—	$—	$5,186	$—	$5,186
Net investment income	589	(25)	22	586	—	586
Realized gains (losses) on securities	—	—	—	—	10	10
Income of MIEs:
Investment income	—	296	—	296	—	296
Gain (loss) on change in fair value of assets/liabilities	—	5	—	5	—	5
Other income	6	(9)	95	92	—	92
Total revenues	5,781	267	117	6,165	10	6,175

Costs and Expenses:
Losses and loss adjustment expenses	3,274	—	5	3,279	—	3,279
Commissions and other underwriting expenses	1,494	—	33	1,527	—	1,527
Interest charges on borrowed money	—	—	57	57	—	57
Expenses of MIEs	—	267	—	267	—	267
Other expenses	63	—	164	227	14	241
Total costs and expenses	4,831	267	259	5,357	14	5,371
Earnings before income taxes	950	—	(142)	808	(4)	804
Provision for income taxes	198	—	(30)	168	4	172
Core Net Operating Earnings	752	—	(112)	640
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	7	7	(7)	—
Special A&E charge, net of tax	—	—	(11)	(11)	11	—
Other	(4)	—	—	(4)	4	—
Net Earnings	$748	$—	$(116)	$632	$—	$632
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $847 million in pretax earnings in the first nine months of 2025 compared to $950 million in the first nine months of 2024, a decrease of $103 million (11%). The decrease in pretax earnings reflects lower underwriting profit and lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher investment income outside of alternative investments in the first nine months of 2025 compared to the first nine months of 2024.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	Nine months ended September 30,
	2025	2024	% Change
Gross written premiums	$8,609	$8,490	1%
Reinsurance premiums ceded	(2,943)	(2,811)	5%
Net written premiums	5,666	5,679	—%
Change in unearned premiums	(426)	(493)	(14%)
Net earned premiums	5,240	5,186	1%
Loss and loss adjustment expenses	3,327	3,274	2%
Commissions and other underwriting expenses	1,568	1,494	5%
Underwriting gain	345	418	(17%)

Net investment income	554	589	(6%)
Other income and expenses, net	(52)	(57)	(9%)
Earnings before income taxes	$847	$950	(11%)

	Nine months ended September 30,
	2025	2024	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	63.4%	63.1%	0.3%
Underwriting expense ratio	29.9%	28.8%	1.1%
Combined ratio	93.3%	91.9%	1.4%

Aggregate — including exited lines
Loss and LAE ratio	63.5%	63.1%	0.4%
Underwriting expense ratio	29.9%	28.8%	1.1%
Combined ratio	93.4%	91.9%	1.5%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $8.61 billion for the first nine months of 2025 compared to $8.49 billion for the first nine months of 2024, an increase of $119 million (1%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2025		2024
	GWP	%	GWP	%	% Change
Property and transportation	$4,119	48%	$4,150	49%	(1%)
Specialty casualty	3,467	40%	3,417	40%	1%
Specialty financial	1,023	12%	923	11%	11%
	$8,609	100%	$8,490	100%	1%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 34% of gross written premiums in the first nine months of 2025 compared to 33% of gross written premiums for the first nine months of 2024, an increase of 1 percentage point. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2025		2024		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(1,746)	42%	$(1,712)	41%	1%
Specialty casualty	(1,016)	29%	(944)	28%	1%
Specialty financial	(181)	18%	(155)	17%	1%
	$(2,943)	34%	$(2,811)	33%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $5.67 billion for the first nine months of 2025 compared to $5.68 billion for the first nine months of 2024, a decrease of $13 million. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2025		2024
	NWP	%	NWP	%	% Change
Property and transportation	$2,373	42%	$2,438	43%	(3%)
Specialty casualty	2,451	43%	2,473	44%	(1%)
Specialty financial	842	15%	768	13%	10%
	$5,666	100%	$5,679	100%	—%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $5.24 billion for the first nine months of 2025 compared to $5.19 billion for the first nine months of 2024, an increase of $54 million (1%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2025		2024
	NEP	%	NEP	%	% Change
Property and transportation	$2,011	38%	$2,061	40%	(2%)
Specialty casualty	2,403	46%	2,371	46%	1%
Specialty financial	826	16%	754	14%	10%
	$5,240	100%	$5,186	100%	1%

Gross written premiums for the first nine months of 2025 increased $119 million (1%) compared to the first nine months of 2024. The Specialty property and casualty insurance operations continue to achieve year-over-year premium growth as a result of new business opportunities, a good renewal rate environment and increased exposures. Overall average renewal rates increased approximately 5% in the first nine months of 2025. Excluding the workers’ compensation businesses, renewal pricing increased approximately 6%.

Property and transportation Gross written premiums decreased $31 million (1%) in the first nine months of 2025 compared to the first nine months of 2024. This decrease was primarily the result of the impact of lower commodity prices on crop insurance premiums, partially offset by growth in the transportation businesses as a result of increased exposures, new business opportunities and a favorable rate environment. Average renewal rates increased approximately 7% for this group in the first nine months of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first nine months of 2025 compared to the first nine months of 2024 reflecting growth in alternative risk transfer and excess liability products in the transportation businesses, which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment, and higher cessions in the crop business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty Gross written premiums increased $50 million (1%) in the first nine months of 2025 compared to the first nine months of 2024, reflecting higher year-over-year premiums in the mergers and acquisitions liability business and growth across several of the targeted markets businesses resulting from new business opportunities, higher rates and strong policy retention. These items were partially offset by lower premiums in the excess and surplus businesses and lower premiums due to a challenging market in the directors’ and officers’ liability business as well as the continued non-renewal of certain housing and daycare accounts in the social services businesses. Average renewal rates increased approximately 6% for this group in the first nine months of 2025. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 8%. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first nine months of 2025 compared to the first nine months of 2024 reflecting higher cessions, higher reinsurance costs and higher reinstatement premiums paid to reinsurers in the excess liability business and growth in the public sector and mergers and acquisitions liability businesses, both of which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment.

Specialty financial Gross written premiums increased $100 million (11%) in the first nine months of 2025 compared to the first nine months of 2024 due primarily to growth in the financial institutions business and AFG’s European operations. Average renewal rates decreased approximately 1% for this group in the first nine months of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first nine months of 2025 compared to the first nine months of 2024 reflecting higher cessions in the financial institutions business.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment:

	Nine months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024
Property and transportation
Loss and LAE ratio	70.9%	69.9%	1.0%
Underwriting expense ratio	23.2%	23.6%	(0.4%)
Combined ratio	94.1%	93.5%	0.6%
Underwriting profit				$119	$133

Specialty casualty
Loss and LAE ratio	66.3%	63.4%	2.9%
Underwriting expense ratio	29.4%	27.7%	1.7%
Combined ratio	95.7%	91.1%	4.6%
Underwriting profit				$102	$210

Specialty financial
Loss and LAE ratio	37.1%	43.1%	(6.0%)
Underwriting expense ratio	47.7%	46.4%	1.3%
Combined ratio	84.8%	89.5%	(4.7%)
Underwriting profit				$126	$79

Total Specialty
Loss and LAE ratio	63.4%	63.1%	0.3%
Underwriting expense ratio	29.9%	28.8%	1.1%
Combined ratio	93.3%	91.9%	1.4%
Underwriting profit				$347	$422

Aggregate — including exited lines
Loss and LAE ratio	63.5%	63.1%	0.4%
Underwriting expense ratio	29.9%	28.8%	1.1%
Combined ratio	93.4%	91.9%	1.5%
Underwriting profit				$345	$418

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The Specialty property and casualty insurance operations generated an underwriting profit of $347 million for the first nine months of 2025 compared to $422 million for the first nine months of 2024, a decrease of $75 million (18%). Higher year-over-year underwriting profit in the Specialty financial sub-segment was more than offset by lower underwriting profit in the Property and transportation and Specialty casualty sub-segments. Overall catastrophe losses were $133 million (2.5 points on the combined ratio) in the first nine months of 2025 compared to catastrophe losses of $161 million (3.1 points), including $1 million in net reinstatement premiums in the first nine months of 2024.

Property and transportation Underwriting profit for this group was $119 million for the first nine months of 2025 compared to $133 million for the first nine months of 2024, a decrease of $14 million (11%), reflecting the impact of lower year-over-year underwriting profit in the property and inland marine business. Catastrophe losses were $26 million (1.3 points on the combined ratio) in the first nine months of 2025 compared to $56 million (2.7 points) in the first nine months of 2024.

Specialty casualty Underwriting profit for this group was $102 million for the first nine months of 2025 compared to $210 million for the first nine months of 2024, a decrease of $108 million (51%), reflecting lower underwriting profit in the directors’ and officers’ liability, excess and surplus, mergers and acquisitions liability and workers’ compensation businesses. Catastrophe losses were $42 million (1.7 points on the combined ratio) in the first nine months of 2025 compared to catastrophe losses of $41 million (1.7 points), including $1 million in net reinstatement premiums in the first nine months of 2024.

Specialty financial Underwriting profit for this group was $126 million for the first nine months of 2025 compared to $79 million for the first nine months of 2024, an increase of $47 million (59%), reflecting favorable prior year reserve development and improved accident year results. Catastrophe losses were $65 million (7.9 points on the combined ratio) in the first nine months of 2025 compared to $64 million (8.5 points) in the first nine months of 2024.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $2 million in the first nine months of 2025 and $4 million in the first nine months of 2024 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 63.5% for the first nine months of 2025 compared to 63.1% for the first nine months of 2024, an increase of 0.4 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2025	2024	2025	2024	Ratio
Property and transportation
Current year, excluding catastrophe losses	$1,443	$1,479	71.7%	71.8%	(0.1%)
Prior accident years development	(43)	(94)	(2.1%)	(4.6%)	2.5%
Current year catastrophe losses including the impact of net reinstatement premiums	26	56	1.3%	2.7%	(1.4%)
Property and transportation losses and LAE and ratio	$1,426	$1,441	70.9%	69.9%	1.0%

Specialty casualty
Current year, excluding catastrophe losses	$1,530	$1,471	63.7%	62.0%	1.7%
Prior accident years development	21	(7)	0.9%	(0.3%)	1.2%
Current year catastrophe losses including the impact of net reinstatement premiums	42	40	1.7%	1.7%	—%
Specialty casualty losses and LAE and ratio	$1,593	$1,504	66.3%	63.4%	2.9%

Specialty financial
Current year, excluding catastrophe losses	$275	$264	33.4%	35.0%	(1.6%)
Prior accident years development	(34)	(3)	(4.2%)	(0.4%)	(3.8%)
Current year catastrophe losses including the impact of net reinstatement premiums	65	64	7.9%	8.5%	(0.6%)
Specialty financial losses and LAE and ratio	$306	$325	37.1%	43.1%	(6.0%)

Total Specialty
Current year, excluding catastrophe losses	$3,248	$3,214	62.0%	62.0%	—%
Prior accident years development	(56)	(104)	(1.1%)	(2.0%)	0.9%
Current year catastrophe losses including the impact of net reinstatement premiums	133	160	2.5%	3.1%	(0.6%)
Total Specialty losses and LAE and ratio	$3,325	$3,270	63.4%	63.1%	0.3%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$3,248	$3,214	62.0%	62.0%	—%
Prior accident years development	(54)	(100)	(1.0%)	(1.9%)	0.9%
Current year catastrophe losses including the impact of net reinstatement premiums	133	160	2.5%	3.0%	(0.5%)
Aggregate losses and LAE and ratio	$3,327	$3,274	63.5%	63.1%	0.4%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 62.0% for both the first nine months of 2025 and the first nine months of 2024.

Property and transportation   The 0.1 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth and improved results in the property and inland marine business, which has a lower loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, improved results in the transportation businesses and the impact of a large property loss in the first quarter of 2024, partially offset by higher claim severity in the aviation business and lower earnings in the crop business.

Specialty casualty   The 1.7 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects higher claim severity in the excess and surplus and social services businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 1.6 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved results in the surety and fidelity businesses and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment, partially offset by growth in AFG’s European operations, which has a higher loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $56 million in the first nine months of 2025 compared to $104 million in the first nine months of 2024, a decrease of $48 million (46%).

Property and transportation Net favorable reserve development of $43 million in the first nine months of 2025 reflects lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation business and lower than expected claim frequency and severity in the property and inland marine business. Net favorable reserve development of $94 million in the first nine months of 2024 reflects lower than anticipated losses in the crop business, lower than expected claim severity in the property and inland marine and aviation businesses and lower than anticipated claim severity and frequency in the ocean marine business.

Specialty casualty Net adverse reserve development of $21 million in the first nine months of 2025 reflects higher than expected claim severity in the excess and surplus, social services, excess liability, public sector and general liability businesses, partially offset by lower than anticipated claim severity in the workers’ compensation and executive liability businesses. Net favorable reserve development of $7 million in the first nine months of 2024 reflects lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business, partially offset by higher than anticipated claim severity in the umbrella and excess liability businesses, public sector and general liability businesses and higher than expected claim frequency and severity in the social services business.

Specialty financial Net favorable reserve development of $34 million in the first nine months of 2025 reflects lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the surety, fidelity and trade credit businesses. Net favorable reserve development of $3 million in the first nine months of 2024 reflects lower than anticipated claim frequency and severity in the fidelity and financial institutions businesses and lower than expected claim frequency in the trade credit business, partially offset by higher than anticipated claim severity in the innovative markets and surety businesses.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the first nine months of 2025 and $4 million in the first nine months of 2024 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $133 million in the first nine months of 2025 resulted primarily from California wildfires and storms in multiple regions of the United States. Catastrophe losses of $160 million in the first nine months of 2024 (before $1 million in net reinstatement premiums) resulted primarily from Hurricane Helene and storms in multiple regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $1.57 billion in the first nine months of 2025 compared to $1.49 billion for the first nine months of 2024, an increase of $74 million (5%). AFG’s underwriting expense ratio was 29.9% for the first nine months of 2025 compared to 28.8% for the first nine months of 2024, an increase of 1.1 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2025		2024		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$466	23.2%	$487	23.6%	(0.4%)
Specialty casualty	708	29.4%	657	27.7%	1.7%
Specialty financial	394	47.7%	350	46.4%	1.3%
	$1,568	29.9%	$1,494	28.8%	1.1%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.4 percentage points in the first nine months of 2025 compared to the first nine months of 2024 reflecting changes in the mix of business, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and the impact of lower earned premiums in the crop operations on the ratio (which has a lower commissions and other underwriting expense ratio than some of the other businesses in the Property and transportation sub-segment).

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in the first nine months of 2025 compared to the first nine months of 2024 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and an increase in average commission rates in certain excess and surplus businesses resulting from changes in reinsurance treaties.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.3 percentage points in the first nine months of 2025 compared to the first nine months of 2024 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and higher profit-based commissions to agents in the financial institutions business, partially offset by the impact of higher earned premiums in the financial institutions business on the ratio and a change in the mix of business towards products with lower commission rates.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $554 million in the first nine months of 2025 compared to $589 million in the first nine months of 2024, a decrease of $35 million (6%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2025	2024	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$491	$464	$27	6%
Alternative investments	63	125	(62)	(50%)
Total net investment income	$554	$589	$(35)	(6%)

Average invested assets (at amortized cost)	$15,988	$15,389	$599	4%

Yield on fixed maturities (before investment expenses)	5.17%	5.01%	0.16%

Yield (net investment income as a % of average invested assets)	4.62%	5.10%	(0.48%)

The decrease in the property and casualty insurance segment’s net investment income for the first nine months of 2025 compared to the first nine months of 2024 reflects the impact of lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher balances of invested assets

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
and higher returns on fixed maturity investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.62% for the first nine months of 2025 compared to 5.10% for the first nine months of 2024, a decrease of 0.48 percentage points. The annualized return earned on alternative investments (partnerships and similar investments and AFG-managed CLOs) was 3.0% in the first nine months of 2025 compared to 6.5% in the prior year period. The impact on rental rates and occupancy from a surge in new apartment supply in certain otherwise strong markets reduced the fair value of certain multi-family investments and tempered the performance of AFG’s alternative investment portfolio in the 2025 period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $52 million for the first nine months of 2025 compared to $57 million for the first nine months of 2024, an improvement of $5 million (9%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2025	2024
Other income	$9	$6
Other expenses:
Amortization of intangibles	15	14
Interest expense on funds withheld	34	38
Other	12	11
Total other expenses	61	63
Other income and expenses, net	$(52)	$(57)

The increase in other income in the first nine months of 2025 compared to the first nine months of 2024 reflects a death benefit received on a company-owned life insurance policy in the third quarter of 2025.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $171 million in the first nine months of 2025 compared to $156 million in the first nine months of 2024, an increase of $15 million (10%). AFG’s net core pretax loss outside of its property and casualty insurance segment totaled $146 million in the first nine months of 2025 compared to $142 million in the first nine months of 2024, an increase of $4 million (3%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	Nine months ended September 30,
	2025	2024	% Change
Revenues:
Net investment income	$18	$22	(18%)
Other income — P&C fees	71	83	(14%)
Other income	12	12	—%
Total revenues	101	117	(14%)

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	25	38	(34%)
Other expense — expenses associated with P&C fees	46	45	2%
Other expenses (*)	119	119	—%
Costs and expenses, excluding interest charges on borrowed money	190	202	(6%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(89)	(85)	5%
Interest charges on borrowed money	57	57	—%
Core loss before income taxes, excluding realized gains and losses	(146)	(142)	3%
Pretax non-core special A&E charge	(25)	(14)	79%
GAAP loss before income taxes, excluding realized gains and losses	$(171)	$(156)	10%
(*)Excludes pretax non-core special A&E charges of $25 million and $14 million in the first nine months of 2025 and 2024, respectively.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $18 million in the first nine months of 2025 compared to $22 million in the first nine months of 2024, a decrease of $4 million (18%) reflecting lower income on fixed maturity investments.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2025, AFG collected $71 million in fees for these services compared to $72 million in the first nine months of 2024. Management views this fee income, net of the $46 million in the first nine months of 2025 and $45 million in the first nine months of 2024 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million during the first nine months of 2024 in fees as compensation for providing services related to the administration of crop insurance business generated by Crop Risk Services for its former owner prior to the acquisition date. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $8 million and $9 million in the first nine months of 2025 and the first nine months of 2024, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $4 million in the first nine months of 2025 compared to $3 million in the first nine months of 2024, an increase of $1 million (33%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $119 million in both the first nine months of 2025 and the first nine months of 2024.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $57 million in both the first nine months of 2025 and the first nine months of 2024.

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2025 and 2024 for a discussion of the $25 million and $14 million pretax non-core special A&E charges recorded in the third quarter of 2025 and the third quarter of 2024, respectively.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $17 million in the first nine months of 2025 compared to $10 million in the first nine months of 2024, an increase of $7 million (70%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2025	2024
Realized gains (losses) before impairment allowances:
Disposals	$(9)	$(4)
Change in the fair value of equity securities	32	29
Change in the fair value of derivatives	2	2
	25	27

Change in allowance for impairments on securities	(8)	(17)
Realized gains (losses) on securities	$17	$10
The $32 million net realized gain from the change in the fair value of equity securities in the first nine months of 2025 includes gains of $14 million on investments in media companies and $12 million on investments in banks and financing companies. The $29 million net realized gain from the change in the fair value of equity securities in the first nine months of 2024 includes gains of $19 million on investments in banks and financing companies, $5 million on investments in natural gas companies and $5 million on investments in healthcare companies.

The $17 million change in allowance for impairments on securities in the first nine months of 2024 relates primarily to an allowance taken on corporate bonds from a single issuer in the financial sector.

Realized Gain on Subsidiaries
During the third quarter of 2025, AFG recorded a $3 million pretax realized gain resulting from the remeasurement of its existing investment in Radion Holdings, LLC to fair value (see Note B — “Acquisition of Business” to the financial statements) and a $2 million pretax realized loss on the write-off of certain intangible assets (see Note H — “Goodwill and Other Intangibles” to the financial statements).

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $151 million for the first nine months of 2025 compared to $172 million for the first nine months of 2024, a decrease of $21 million (12%). See Note K — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

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

ACCOUNTING STANDARDS TO BE ADOPTED

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. As of September 30, 2025, AFG has not adopted ASU 2023-09. Management is evaluating the impact of the standard to AFG’s income tax disclosures. Since ASU 2023-09 only requires additional disclosure, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial statements. ASU 2024-04 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively. As of September 30, 2025, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2025, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2024 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2025 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$10,598
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(318)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the third fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2025 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	462,398	$123.86	462,398	5,266,612
Second quarter	319,736	120.59	319,736	4,946,876
Third quarter:
July	—	$—	—	4,946,876
August	6,000	122.81	6,000	4,940,876
September	—	—	—	4,940,876
Total	788,134	$122.53	788,134
(*)Represents the remaining shares that may be repurchased until December 31, 2025 under the Plan authorized by AFG’s Board of Directors in May 2021.

In connection with its stock incentive plans, AFG acquired 42,809 shares (at an average of $120.66 per share) in the first quarter of 2025, 141 shares (at $124.75 per share) in the second quarter of 2025, 155 shares (at $126.92 per share) in July, 243 shares (at an average of $123.62 per share) in August and 39 shares (at $139.94 per share) in September.

ITEM 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

November 6, 2025	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer