Form 10-K
period 2025-12-31
AMERICAN FINANCIAL GROUP INC
filed 2026-02-25
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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
Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐
Smaller reporting company  ☐                        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8.99 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 83,298,833 shares (excluding 14.9 million shares owned by subsidiaries) as of February 1, 2026.
_____________________________________________________________________________________________________
Documents Incorporated by Reference:

Proxy Statement for 2026 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

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
Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to the following and those discussed in Item 1A — Risk Factors and in its other reports filed with the Securities and Exchange Commission, including:
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

PART I
Item 1. Business
Introduction
American Financial Group, Inc. (“AFG” or the “Company”) is an insurance holding company. Through the operations of Great American Insurance Group, AFG is engaged in property and casualty insurance, focusing on specialized commercial products for businesses. AFG’s in-house team of investment professionals oversees the Company’s investment portfolio. The members of the Great American Insurance Group have been in business for over 150 years. Management believes that over 55% of the 2025 gross written premiums in AFG’s Specialty property and casualty group are produced by businesses that rank in the “top 10” amongst competitors based on gross written premiums.

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

Timeline of Selected Start-ups, Acquisitions and Dispositions

2023

- Acquisition of Crop Risk Services

2022

- Start-up of Medical Stop Loss Business

2021

- Acquisition of Verikai Inc.
- Sale of Annuity businesses

2020

- Sale of Neon and exit from the Lloyd's market

2019

- Start-up of Accident & Health Division
- Acquired Atlas Financial paratransit business

2018

- Acquired ABA Insurance Services Inc.
- Acquired Tank Owner Members Insurance Company business

2016

- Acquired remaining 49% of National Interstate shares not owned by AFG
- Start-up of El Aguila Specialty P&C Division

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

2003

- IPO of Infinity Property and Casualty; exit personal auto business

2000

- Start-up of Financial Institution Services

1998

- Sale of Commercial Lines Division

Legend: Start-Ups | Acquisitions | Dispositions

Property and Casualty Insurance Segment

General
AFG’s property and casualty insurance operations provide a wide range of commercial coverages through 36 insurance businesses (at December 31, 2025) that make up the Great American Insurance Group. AFG’s property and casualty insurance operations ultimately report to a single senior executive and operate under a business model that allows local decision-making for underwriting, claims and policy servicing in each of the niche operations. Each business is managed by experienced professionals in particular lines or customer groups and operates autonomously but with certain central controls and accountability. The decentralized approach allows each unit the autonomy necessary to respond to local and specialty market conditions while capitalizing on the efficiencies of centralized investment and administrative support functions. AFG’s property and casualty insurance operations are conducted through the subsidiaries listed in the following table, which includes independent financial strength ratings and 2025 gross written premiums (in millions) for each subsidiary. These ratings are generally based on concerns for policyholders and agents and are not directed toward the protection of investors. AFG believes that maintaining a rating in the “A” category by A.M. Best is important to compete successfully in most lines of business.

	Ratings		Gross Written Premiums
	AM Best	S&P
Insurance Group
Great American Insurance	A+	A+	$8,211
National Interstate	A+	not rated	1,256
Summit (Bridgefield Casualty and Bridgefield Employers)	A+	A+	599
Republic Indemnity	A+	A+	188
Mid-Continent Casualty	A+	A+	206
Other			234
			$10,694

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

Financial information is reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for shareholder and other investor-related purposes and reported on a statutory basis for U.S. insurance regulatory purposes. Unless indicated otherwise, the financial information presented in this Form 10-K for AFG’s property and casualty insurance operations is presented based on GAAP. Statutory information is only prepared for AFG’s U.S.-based subsidiaries, which represented approximately 98% of AFG’s direct written premiums in 2025, and is provided for industry comparisons or where comparable GAAP information is not readily available.

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

AFG’s statutory combined ratio averaged 90.5% for the period 2016 to 2025 as compared to 98.1% for the property and casualty commercial lines industry over the same period. AFG believes that its specialty niche focus, product line diversification and underwriting discipline have contributed to the Company’s ability to consistently outperform the industry’s underwriting results. Management’s philosophy is to refrain from writing business that is not expected to produce an underwriting profit even if it is necessary to limit premium growth to do so.
(*)The source of the commercial lines industry ratios is ©2026 A.M. Best Company’s Review & Preview Reports.

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

The following table shows the performance of AFG’s property and casualty insurance operations (dollars in millions):

	2025	2024	2023
Gross written premiums	$10,694	$10,533	$9,656
Ceded reinsurance	(3,584)	(3,394)	(2,964)
Net written premiums	$7,110	$7,139	$6,692

Net earned premiums	$7,046	$7,036	$6,531
Loss and LAE	4,388	4,455	4,017
Underwriting expenses	2,029	1,961	1,883
Underwriting gain	$629	$620	$631

GAAP ratios:
Loss and LAE ratio	62.2%	63.3%	61.6%
Underwriting expense ratio	28.8%	27.9%	28.8%
Combined ratio	91.0%	91.2%	90.4%

Statutory ratios:
Loss and LAE ratio	61.0%	61.3%	60.3%
Underwriting expense ratio	30.3%	29.6%	30.2%
Combined ratio	91.3%	90.9%	90.5%

Industry statutory combined ratio (*)
All lines	95.0%	97.1%	101.9%
Commercial lines	95.8%	96.5%	96.5%
(*)The source of the industry ratios is ©2026 A.M. Best Company’s Review & Preview Reports.

As with other property and casualty insurers, AFG’s operating results can be adversely affected by unpredictable catastrophe losses. Certain natural disasters (hurricanes, severe storms, earthquakes, tornadoes, floods, etc.) and other incidents of major loss (explosions, civil disorder, terrorist events, fires, etc.) are classified as catastrophes by industry associations. Losses from these incidents are usually tracked separately from other business of insurers because of their sizable effects on overall operations. Total losses (net of reinsurance) to AFG’s insurance operations from current accident year catastrophes were $137 million in 2025, $180 million in 2024 and $162 million in 2023 and are included in the table above.

AFG generally seeks to reduce its exposure to catastrophes through individual risk selection, including minimizing coastal and known fault-line exposures, and through the purchase of reinsurance. In addition to traditional reinsurance, AFG has purchased coverage through a fully collateralized catastrophe bond. AFG’s net exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years (a “500-year event”) is less than 3% of AFG’s Shareholders’ Equity.

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

Transportation-related
Coverage for vehicles (such as buses and trucks) in a broad range of businesses, including the moving and storage and transportation industries, alternative risk transfer programs, a specialized physical damage product for the trucking industry and other specialty transportation niches.

Property, Inland Marine and Ocean Marine	Coverage primarily for commercial properties, builders’ risk, contractors’ equipment, property, motor truck cargo, marine cargo, boat dealers, marina operators and dealers and excursion vessels.

Specialty Casualty
Excess and Surplus	Liability, umbrella and excess coverage for unique, volatile or hard-to-place risks, using rates and forms that generally do not have to be approved by state insurance regulators.

Executive and Professional Liability	Coverage for directors and officers of businesses and non-profit organizations and for errors and omissions.

General Liability	Coverage for contractor-related businesses, energy development and production risks, mergers and acquisitions liability and environmental liability risks.

Targeted Markets
Coverage (primarily liability and property) for social service agencies, leisure, entertainment and non-profit organizations, cyber, customized solutions for other targeted markets and alternative risk programs using agency captives.

Umbrella and Excess Liability	Coverage in excess of primary layers.

Workers’ Compensation	Coverage for prescribed benefits payable to employees who are injured on the job.

Specialty Financial
Fidelity and Surety	Fidelity and crime coverage for government, mercantile and financial institutions and surety coverage for various types of contractors and public and private corporations.

Lender Services	Coverage for insurance risk management programs for lending and leasing institutions, including equipment leasing and collateral and lender-placed mortgage property insurance.

Trade Credit	Export and domestic trade credit insurance products for global trade and related financing activities.

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

2025 SPECIALTY PROPERTY AND CASUALTY BY SUB-SEGMENT

NET WRITTEN PREMIUMS

15%
39%
46%
Property and transportation
Specialty casualty
Specialty financial

UNDERWRITING PROFIT (*)
TOTAL — $634 MILLION
$335
53%
$129
20%
$170
27%
Property and transportation
Specialty casualty
Specialty financial
(dollars in millions)

(*)Excludes underwriting losses recorded outside of AFG’s Specialty P&C group that AFG no longer writes.

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

Premium Distribution
The following table shows the net written premiums by sub-segment for AFG’s property and casualty insurance operations for 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Property and transportation	$2,771	$2,846	$2,586
Specialty casualty	3,247	3,246	3,169
Specialty financial	1,092	1,047	937
	$7,110	$7,139	$6,692

The geographic distribution of statutory direct written premiums by AFG’s U.S.-based insurers for 2025, 2024 and 2023 is shown below. Approximately 2% of AFG’s direct written premiums in 2025 were derived from non U.S.-based insurers.

	2025	2024	2023		2025	2024	2023
California	12.1%	12.3%	12.6%	New Jersey	2.6%	2.5%	2.5%
Texas	8.3%	7.9%	7.5%	Ohio	2.5%	2.4%	2.1%
Florida	8.0%	8.2%	8.9%	Michigan	2.3%	2.3%	2.3%
Illinois	5.7%	5.5%	5.4%	Kansas	2.3%	2.5%	2.5%
New York	5.3%	6.0%	5.8%	Missouri	2.2%	2.3%	2.8%
Georgia	3.4%	3.6%	3.4%	North Carolina	2.1%	2.1%	2.2%
Indiana	2.7%	2.7%	2.6%	Other	35.1%	34.8%	34.6%
Iowa	2.7%	2.4%	2.5%		100.0%	100.0%	100.0%
Pennsylvania	2.7%	2.5%	2.3%

2025 STATUTORY DIRECT WRITTEN PREMIUMS

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

In January 2026, AFG’s property and casualty insurance subsidiaries renewed their catastrophe reinsurance coverages. For AFG’s U.S.-based operations, the Company placed $205 million of coverage in excess of a $70 million per event primary retention in the traditional reinsurance markets.

Through a combination of traditional reinsurance and a fully collateralized catastrophe bond structure with Riverfront Re Ltd., AFG has additional coverage of $350 million for catastrophe losses in excess of $275 million through December 31, 2028.

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

In addition to the catastrophe and large line capacity reinsurance programs discussed above, AFG purchases reinsurance on a product-by-product basis. AFG regularly reviews the financial strength of its current and potential reinsurers. These reviews include consideration of credit ratings, available capital, claims paying history and expertise. This process periodically results in the transfer of risks to more financially secure reinsurers. Substantially all reinsurance is ceded to companies with investment grade S&P ratings or is secured by “funds withheld” or other collateral. Under “funds withheld” arrangements, AFG retains ceded premiums to fund ceded losses as they become due from the reinsurer. Recoverables from the following companies were individually between 9% and 11% of AFG’s total property and casualty reinsurance recoverable (including prepaid reinsurance premiums and net of payables to reinsurers) at December 31, 2025: Everest Reinsurance Company, Hannover Rueck SE and Swiss Reinsurance America Corporation. No other reinsurers exceeded 5% of AFG’s property and casualty reinsurance recoverable.

The following table presents (by type of coverage) the amount of each loss above the specified retention covered by treaty reinsurance programs in AFG’s U.S.-based property and casualty insurance operations (in millions) as of January 1, 2026:

		Reinsurance Coverage			AFG Maximum Loss (b)
	Primary Retention	Coverage Amount	AFG Participation (a)
			%	$
U.S.-based operations:
Republic Workers’ Compensation	$2	$148	1%	$1	$3
Summit Workers’ Compensation	6	34	3%	1	7
Other Workers’ Compensation	2	48	3%	1	3
Commercial Umbrella	—	25	25%	6	6
Property — General	10	40	—%	—	10
Property — Catastrophe	70	205	—%	—	70
(a)Includes the participation of AFG’s internal reinsurance program.
(b)Maximum loss per event for claims up to reinsurance coverage limit.

In addition to the coverage shown above, AFG reinsures its multi-peril crop insurance (“MPCI”) business through the Federal Crop Insurance Corporation (“FCIC”) based on the Standard Reinsurance Agreement (“SRA”). The SRA provides a risk-sharing framework between the government and approved insurance providers. Under this framework, AFG can elect the desired retention of risk on a state-by-state, county, crop or plan basis. The SRA also provides for a fixed quota share cession to the FCIC. For the portion of business retained under the SRA, AFG utilizes private-market quota share and excess of loss reinsurance arrangements to manage crop insurance exposure.

The balance sheet caption “Recoverables from reinsurers” included approximately $222 million on paid losses and LAE and $5.31 billion on unpaid losses and LAE at December 31, 2025. These amounts are net of allowances of approximately $10 million for expected credit losses on reinsurance recoverables. The collectability of a reinsurance balance is based upon the financial condition of a reinsurer as well as individual claim considerations.

Reinsurance premiums ceded and assumed are presented in the following table (in millions):

	2025	2024	2023
Reinsurance ceded	$3,584	$3,394	$2,964
Reinsurance ceded, excluding crop	2,196	2,021	1,878
Reinsurance assumed — including involuntary pools and associations (*)	352	600	347
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

A reconciliation of the liability for losses and LAE reported in the annual statements filed with the state insurance departments in accordance with statutory accounting principles (“SAP”) to the liability reported in the accompanying consolidated financial statements in accordance with GAAP at December 31, 2025 follows (in millions):

Liability reported on a SAP basis, net of $67 million of retroactive reinsurance	$9,458
Reinsurance recoverables, net of allowance	5,306
Other, including reserves of foreign insurers	330
Liability reported on a GAAP basis	$15,094

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

The following table (in millions) is a progression of the property and casualty group’s A&E reserves.

	2025	2024	2023
Reserves at beginning of year, net of reinsurance recoverable	$359	$370	$385
Incurred losses and LAE	—	—	—
Paid losses and LAE	(12)	(11)	(15)
Reserves at end of year, net of reinsurance recoverable	347	359	370
Reinsurance recoverable, net of allowance	113	135	128
Gross reserves at end of year	$460	$494	$498

AFG annually conducts a comprehensive review of its asbestos and environmental reserves. In connection with these reviews, AFG engages with outside counsel and, as appropriate, engineering and consulting firms and specialty actuarial firms.

An in-depth internal review of AFG’s A&E reserves was completed in the third quarter of 2025 by AFG’s internal A&E claims specialists in consultation with specialty outside counsel. The 2025 internal review identified no new trends and recent claims activity was generally consistent with AFG’s expectations resulting from AFG’s in-depth internal reviews in

2024 and 2023 and most recent external study in 2020. As a result, the 2025 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves.

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

Human Capital Resources

Culture
AFG’s principal cultural goal is for all employees to feel included, respected, safe and empowered to perform at their best. The Company helps employees succeed by cultivating specialized knowledge and offering professional education and leadership development in a service-oriented culture. AFG respects human rights, appreciates inclusion and values the unique perspective each employee brings to the workplace.

AFG believes when employees are engaged and aligned with the Company’s mission and strategy, they deliver higher levels of service to its customers and create better results for its business. AFG strives to attract exceptional people with a wide range of attributes, perspectives and experience who can grow within AFG by fostering a workplace culture that inspires and rewards people and by developing a workforce that can help the Company meet its current and future goals.

Attraction and Engagement
As of December 31, 2025, the Company had approximately 8,500 employees (none of which were covered by collective bargaining agreements), including approximately 7,700 employed at Great American Insurance Group.

AFG believes that its strong culture and values, along with the resources, competitive compensation and benefits, training and development and other opportunities afforded its employees, contribute meaningfully to what the Company views as positive retention and recruitment trends over the long-term. The Company’s voluntary turnover rate in 2025 was 8.3%. The Company believes that its overall average employee tenure, which is 10 years, and average tenure of 20 years for the Company’s approximately 200 most senior leaders, evidences the Company’s relative success in growing careers.

To help inform management of employees’ views and perspectives on key matters, AFG generally conducts an employee engagement survey (“Employee Survey”) on a biennial basis. The Employee Survey enables each participant to provide anonymous feedback in response to questions on a broad scope of issues, including culture, engagement, development, benefits, resources and other issues that AFG believes are important measures of long-term employee satisfaction. With the benefit of this direct feedback, management can assess employees’ perspectives on salient issues, thereby informing management’s decisions on which practices should remain unchanged and which should be considered for potential enhancement or revision. AFG’s most recent Employee Survey was conducted in 2024. Employee participation was high, with 92% of the Company’s employees completing the survey. Management was encouraged by this strong engagement and by what management viewed as positive overall results, which on the whole reaffirmed management’s belief that employees appreciate the Company’s culture and the opportunities available to them and understand their link to AFG’s strategy and business. By way of example, some of the Employee Survey results included the following:

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

Board and Committee Oversight   AFG’s Board of Directors or its Committees discuss with its Co-CEOs and other senior management members, including directly with the Chief Administrative Officer and Chief Human Resources Officer, a range of human capital management issues, including succession planning and development, compensation, benefits, labor trends, including recruitment and retention, engagement and employee feedback.

Investment Portfolio

AFG’s in-house team of investment professionals have followed a consistent strategy over many years and changing economic conditions. Management believes that AFG’s investment expertise has been the driver of strong investment results and effective portfolio risk management over many years.

The following chart shows the allocation of AFG’s $17.18 billion investment portfolio at December 31, 2025:

Investment Portfolio
For additional information on AFG’s investments, see Note E — “Investments” to the financial statements and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments.” AFG’s earned yield (investment income divided by average invested assets) on fixed maturities was 5.1% for 2025, 5.0% for 2024 and 4.7% for 2023.

The table below compares the total return, which includes changes in fair value, on AFG’s fixed maturities to a comparable public index. While there is no directly comparable index to AFG’s portfolio, shown below is a widely used benchmark in the financial services industry.

	2025	2024	2023
Total return on AFG’s fixed maturities	7.5%	6.2%	7.2%
Bloomberg U.S. Universal Bond Index	7.6%	2.0%	6.2%

The following table shows AFG’s available for sale fixed maturity investments by S&P or comparable rating as of December 31, 2025 (dollars in millions).

	Amortized Cost, net (*)	Fair Value
		Amount	%
S&P or comparable rating
AAA, AA, A	$8,251	$8,177	74%
BBB	2,420	2,453	22%
Total investment grade	10,671	10,630	96%
BB	126	129	1%
B	23	22	—%
CCC, CC, C	29	30	1%
D	—	—	—%
Total non-investment grade	178	181	2%
Not rated	231	241	2%
Total	$11,080	$11,052	100%
(*)Amortized cost, net of allowance for expected credit losses.

At December 31, 2025, 97% (based on statutory carrying value of $10.78 billion) of AFG’s fixed maturity investments held by its insurance companies had a National Association of Insurance Commissioners (“NAIC”) designation of 1 or 2 (the highest of the six designations) based not only on the probability of loss but also on the severity of loss.

Regulation

AFG’s insurance company subsidiaries are subject to U.S. and international regulation in the jurisdictions where they do business. In general, the insurance laws of the various jurisdictions establish regulatory agencies with broad administrative powers governing, among other things, premium rates, solvency standards, licensing of insurers, agents and brokers, trade practices, forms of policies, maintenance of specified reserves and capital for the protection of policyholders, deposits of securities for the benefit of policyholders, investment activities and relationships between insurance subsidiaries and their parents and affiliates. Such regulatory agencies perform periodic examinations of the insurance subsidiaries’ financial condition and their practices in the marketplace. In addition, various transactions between insurance subsidiaries and their parents and affiliates must receive prior approval of the applicable insurance regulatory authorities and be disclosed.

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

Cybersecurity Regulations   Numerous states have enacted laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds. For example, the New York State Department of Financial Services (“NYDFS”) cybersecurity regulation requires banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” The NAIC adopted an Insurance Data Security Model Law which, when adopted by the states, requires licensed insurance entities to comply with detailed information security requirements. To date, the Insurance Data Security Model Law has been enacted by a number of states, including Ohio, where several of AFG’s insurance subsidiaries are domiciled.

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

Dividends   The laws of the domiciliary states of AFG’s U.S. insurance subsidiaries govern the amount of dividends that may be paid to its shareholders in any twelve-month period, generally based on net earnings or statutory surplus. Under applicable restrictions, the maximum amount of dividends available to AFG in 2026 from its insurance subsidiaries without seeking prior regulatory approval is approximately $1.08 billion.

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
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, earthquakes, explosions and fire, and by other events, such as war, terrorist attacks and civil unrest, as well as pandemics and other similar outbreaks in many parts of the world. These events may have a material adverse effect on AFG’s workforce and business operations as well as the workforce and operations of AFG’s customers, business partners and independent agents.

The extent of gross losses for AFG’s insurance operations from a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In addition, certain catastrophes could result in both property and non-property claims from the same event. AFG purchases traditional catastrophe reinsurance and has issued a fully collateralized catastrophe bond to mitigate the impact of catastrophe losses. Traditional reinsurance is subject to the adequacy and counterparty reinsurance risks described below under “The inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect AFG’s results of operations.” A severe catastrophe or a series of catastrophes could result in losses exceeding AFG’s reinsurance protection and may have a material adverse impact on its results of operations or financial condition.

Changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, have added to the unpredictability, frequency and severity of weather-related catastrophes and other losses, such as wildfires, storms or flooding, incurred by the industry in recent years. Changing weather patterns also make it more difficult for AFG to predict and model catastrophic events, reducing AFG’s ability to accurately price its exposure to such events and mitigate its risks. In addition, claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, such as from lower severity convective storms, could expose AFG to large losses, cause substantial volatility in its results of operations and could have a material adverse effect on its ability to renew business or write new business if AFG is not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. In addition, any increase in the frequency or severity of catastrophic events may result in losses exceeding AFG’s reinsurance protection or may result in substantial volatility in or materially impact AFG’s results of operations or financial condition.

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
Operational risk and losses can result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or other internal or external events, whether experienced by AFG or its business partners. AFG continues to enhance its operating procedures and internal controls to effectively support its business and its regulatory and reporting requirements. The NAIC and state legislatures have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. AFG must submit an Own Risk and Solvency Assessment Summary Report (“ORSA”) at least annually to its lead state insurance regulator. The ORSA is a confidential internal assessment of the material and relevant risks associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks.

AFG operates within an enterprise risk management (“ERM”) framework designed to assess and monitor risks. However, AFG cannot assure that it will effectively identify, review and monitor all risks, that all its employees will operate within the ERM framework or that its ERM framework will result in the Company accurately identifying all risks and accurately limiting its exposures based on its assessments. Any ineffectiveness in AFG’s controls or procedures or failure to manage these risks may have an adverse effect on AFG’s results of operations and financial condition.

AFG could face unanticipated losses from war, terrorism, political unrest and geopolitical uncertainty which could have a material adverse effect on AFG’s financial condition and results of operations.
AFG has substantial exposure to unexpected losses resulting from war, acts of terrorism, political unrest and geopolitical instability in many regions of the world. Private sector catastrophe reinsurance is limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. In December 2019, the President of the United States signed the Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIP"), extending the program through December 31, 2027. Although TRIP provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations, which could ultimately leave AFG subject to material adverse financial impacts. AFG cannot predict or eliminate its exposure to events of war, terrorism, political unrest or geopolitical uncertainty, and to the extent that losses from such events occur, AFG’s financial condition and results of operations could be materially adversely affected.

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
AFG’s reliance on the independent agency market makes it vulnerable to a reduction in the amount of business written by agents. Many of AFG’s competitors also rely significantly on the independent agency market. Some of AFG’s competitors offer a wider variety of products or higher commissions. AFG also faces credit risk with respect to its independent agents, as they may not pay all the premiums owed to AFG and it may be difficult or impossible to recover such amounts. A reduction in the number of independent agencies marketing AFG’s products, the failure of agencies to successfully market AFG’s products, disruption to relationships with agencies, changes in the strategy or operations of agencies (including through agency consolidation or the financing of agencies by private equity or other capital providers), the inability of AFG to collect amounts owed by agencies or the choice of agencies to reduce their writings of AFG products could adversely affect AFG’s revenues and profitability.

RISKS RELATING TO ESTIMATES, ASSUMPTIONS AND VALUATIONS
AFG’s property and casualty reserves may be inadequate, which could have a material adverse effect on AFG’s results of operations.
Liabilities for unpaid losses and loss adjustment expenses (“LAE”) do not represent an exact calculation of liability but instead represent management estimates of what the ultimate settlement and administration of claims will cost, supported by actuarial expertise and projection techniques, at a given accounting date. The process of estimating unpaid losses and LAE reserves involves a high degree of judgment and is subject to numerous internal and external factors. Variability is introduced by numerous factors, such as changes in claims handling procedures, the impact of general and wage inflation (including impacts on medical costs and property and transportation vehicle parts and values) on loss cost trends, increasing litigation and erosion of causation and coverage defenses for insurance claims, legislative actions, evolving mass tort issues and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for unpaid losses and LAE is inherently uncertain and difficult to estimate. Unpaid losses and LAE reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of an occurrence date for a claim and lags in the time between damage, loss or injury and when a claim is actually reported to the insurer. In addition, the historic development of AFG’s liability for unpaid losses and LAE may not necessarily reflect future trends in the development of these amounts. To the extent that reserves are inadequate and are strengthened, AFG’s profitability would be adversely affected because the amount of any such increase would be treated as a charge to earnings in the period in which the deficiency is recognized.

AFG uses analytical models to assist in its underwriting, reserving and reinsurance purchasing decision-making, and actual results may differ materially from the model outputs and related analyses.
AFG uses various modeling techniques and data analytics to analyze and estimate exposures, loss trends and other risks associated with its assets and liabilities. AFG uses the modeled outputs and related analyses to assist in decision-making in areas such as underwriting, claims, reserving, reinsurance and catastrophe risk. The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Consequently, actual results may differ materially from AFG’s modeled results. AFG may also utilize artificial intelligence or machine learning technologies (“AI”) to assist with modeled outputs and related analyses, the results of which may be unintentionally deficient, arbitrary, inaccurate or misleading. If, based upon these models or other factors, AFG underestimates the frequency and/or severity of loss events or overestimates the risks it is exposed to, new business growth and retention of AFG’s existing business may be adversely affected which could have an adverse effect on AFG’s results of operations and financial condition.

AFG may be exposed to significant risks due to its use or its business partners’ use of AI.
AFG uses, and may increasingly rely on, AI technologies in its business operations and may utilize AI in connection with its products and services. AI systems may not perform as intended, may produce flawed, inaccurate, biased, incomplete or otherwise unreliable outputs or analytics, or may be implemented or monitored ineffectively. These issues could cause AFG to write business it would not have otherwise written, misprice policies, assume unintended risks, overpay claims or otherwise experience operational disruptions or financial losses. AFG may incur operational, technological, security, reputational, legal and regulatory risks related to its use of AI. Among other causes, these risks may arise from the misuse or inadvertent disclosure of personal data or sensitive or confidential information; AI-related ethical considerations; vulnerabilities that increase exposure to cyber incidents; failures or limitations in oversight, governance or controls relating to AI systems; or potential intellectual property, contractual or other legal issues associated with AI use. AFG’s business partners, independent agents or other third parties may also develop or utilize AI in their own operations. If such systems fail, malfunction or are improperly designed or monitored, AFG’s operations could be disrupted or there could be direct or indirect adverse impacts to the Company, including to its relationships and reputation.

AFG’s existing competitors, new market entrants, technology companies or other third parties may adopt or integrate AI into their business, products and services more rapidly or effectively than AFG, which could make the Company less competitive and negatively impact its results of operations.

Any of these risks or other, unanticipated AI-related risks could materially adversely affect AFG’s business, financial condition or results of operation.

Exposure to mass tort claims could materially adversely affect AFG’s results of operations and financial condition.
AFG has current exposures and may in the future have additional exposures arising from its insurance operations and former railroad and manufacturing operations, including those relating to asbestos and environmental matters (“A&E”), as well as other potentially harmful products or substances, such as per- and polyfluoroalkyl substances (“PFAS”), talc and opioids, or cumulative trauma (e.g., concussion/abuse). Establishing A&E liabilities is subject to uncertainties that are significantly greater than those presented by other types of liabilities. Uncertainties include the long delays between exposure and manifestation of any bodily injury or property damage, difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays, the risks inherent in complex litigation and difficulty in properly allocating liability for the asbestos or environmental damage. As a result, A&E liabilities are subject to revision as new information becomes available and as claims are made and develop. Claimants continue to assert new and novel theories of recovery and make efforts to expand the right to sue, judicial interpretations continue to evolve, and from time to time, there may be unfavorable changes to state and federal legislation regarding mass tort claim liability and claims administration. In addition, third party funding of litigation has continued to grow, which may increase the number of claims and result in higher jury awards and settlements. If AFG has not established adequate reserves to cover future claims, AFG’s results of operations and financial condition could be materially adversely affected.

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
General economic, financial market and political conditions and conditions in the markets in which AFG operates could have a material adverse effect on its results of operations and financial condition. Limited availability of credit, deteriorations of the domestic or global equity, debt, mortgage and real estate markets; declines in consumer confidence and consumer spending; increases in prices or in the rate of inflation; periods of high unemployment, labor supply shortages or low labor force participation; lower business investment; persistently low, rapidly increasing or volatile interest rates; disruptive actions or policies by the U.S. or foreign governments; disruptive geopolitical events and other events outside of AFG’s control, such as a major epidemic or another pandemic, could contribute to increased volatility and diminished expectations for the economy and the financial markets, including the value of AFG’s investment portfolio and the market for its stock.

AFG’s alternative investments may be illiquid and volatile in terms of value and returns, which could negatively affect AFG’s investment income and liquidity.
AFG has invested, and intends to continue to invest in, alternative investments, such as limited partnerships and subordinate tranches of collateralized loan obligations, for which changes in value are reported in net earnings. These and other similar investments may have different, more significant risk characteristics than investments in fixed maturity securities, lack quoted prices, may be subject to changing tax laws and regulatory oversight, may be more volatile and may be illiquid due to restrictions on sales, transfers and redemption terms, all of which could negatively affect AFG’s investment income and overall portfolio liquidity.

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
AFG’s future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of the investment portfolio, the ability to write new business successfully and the ability to establish premium rates and loss reserves at levels sufficient to cover losses. Financial markets in the U.S. and elsewhere can experience extreme volatility, which exerts downward pressure on stock prices and limits access to the equity and debt markets for certain issuers, including AFG. While AFG can borrow up to $450 million under its revolving credit facility, AFG’s access to funds through its credit facility is dependent on the ability of its banks to meet their funding commitments. There were no borrowings outstanding under the credit facility or any other parent company short-term borrowing arrangements during 2025. If AFG cannot obtain adequate capital or sources of credit on favorable terms, or at all, its business, operating results and financial condition could be adversely affected.

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

Businesses in the United States and in other countries have increasingly become the targets of “cyber-attacks,” “ransomware,” “phishing,” “hacking,” “social engineering” or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, can result in significant disruptions to information technology systems and the theft of significant amounts of information as well as funds from online financial accounts, and can cause negative publicity and extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation, customer protection measures and potential litigation. The sophistication of cybersecurity threats, including through the use of AI, continues to increase and proliferate, increasing and intensifying the potential risks. Like others in the insurance industry, AFG experiences cyber-attacks and other attempts to gain unauthorized access to its systems on a regular basis and anticipates continuing to be subject to such attempts. AFG’s administrative and technical controls as well as other preventative actions used to reduce the risk of cyber incidents and protect AFG’s information may be insufficient to detect or prevent future unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to AFG’s computer systems or those of third parties with whom AFG does business. Third parties with which AFG conducts business have also experienced, and may experience in the future, similar illegal or unauthorized intrusions into their computer systems and networks, which could adversely affect AFG’s ability to conduct business, its results of operations and reputation, in addition to exposing it to legal liability or regulatory action.

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
AFG and its business partners collect and store sensitive data in the ordinary course of AFG’s and their business, including personally identifiable information of our and their employees and customers, business partners, investors and other third parties and may include health information (collectively, “confidential information”). Laws and regulations in this area are evolving at an international, national and state level and are generally becoming more rigorous, including through the adoption of more stringent subject matter-specific laws, such as the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), the New York Department of Financial Services’ Cybersecurity Regulation and Ohio’s insurance data security law, which regulate the collection and use of data and security and data breach obligations. The use of AI by AFG or its business partners may also result in potential breaches of existing or future laws or regulations related to privacy or data security. If any disruption or security breach suffered by AFG or its business partners results in a loss or damage to AFG’s data, or inappropriate disclosure of AFG’s confidential information or that of others — whether by AFG or its business partners — it could damage AFG’s reputation, affect its relationships with customers, clients, business partners and regulators, lead to claims against AFG, result in regulatory action and harm AFG’s business. In addition, AFG may be required to incur significant costs to mitigate the damage caused by any security breach or to protect against future damage.

RISKS RELATED TO FINANCIAL STRENGTH, CREDIT AND COUNTERPARTIES
A downgrade or potential downgrade in AFG’s financial strength and/or credit ratings by one or more rating agencies could adversely affect its business, financial condition, results of operations and/or cash flows.
Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may have an effect on an insurance company’s sales. A downgrade out of the “A” category in AFG’s insurance subsidiaries’ claims-paying and financial strength ratings could significantly reduce AFG’s business volumes in certain lines of business, adversely impact AFG’s ability to access the capital markets and increase AFG’s borrowing costs.

In addition to the financial strength ratings of AFG’s principal insurance company subsidiaries, various rating agencies also publish credit ratings for AFG. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner, are part of AFG’s overall financial profile and affect AFG’s ability to access and the associated cost of certain types of capital. A downgrade in AFG’s credit ratings could have a material adverse effect on AFG’s financial condition and results of operations and cash flows in a number of ways, including adversely limiting access to capital markets, potentially increasing the cost of debt or increasing borrowing costs under AFG’s current revolving credit facility, and subjecting AFG to more restrictive debt and revolving credit facility terms in the future.

The inability to obtain reinsurance or to collect on ceded reinsurance could adversely affect AFG’s results of operations.
AFG purchases reinsurance to limit the amount of risk it retains. Market conditions determine the availability and cost of the reinsurance protection AFG purchases, which affects the level of AFG’s business and profitability, as well as the level and types of risk AFG retains. If AFG is unable to obtain sufficient reinsurance at a cost AFG deems acceptable, AFG may opt to reduce the volume of its underwriting. AFG is also subject to credit risk with respect to its reinsurers, as AFG will remain liable to its insureds regardless of whether a reinsurer is able to meet its obligations under agreements covering the reinsurance ceded. As of December 31, 2025, AFG has $5.53 billion of recoverables from reinsurers on its balance sheet. The collectability of recoverables from reinsurers is subject to uncertainty arising from a number of factors, including a reinsurers’ financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and changes in market conditions.

REGULATORY AND LEGAL RISKS
AFG may suffer losses from litigation, including from effects of emerging claim and coverage issues, which could materially and adversely affect AFG’s financial condition and business operations.
AFG is involved in routine legal proceedings incidental to its insurance operations and litigation related to asbestos and environmental claims from its historical operations. Litigation by nature is unpredictable, and the outcome of any case is uncertain and could result in liabilities that vary from the amounts AFG has currently recorded. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause AFG’s ultimate liabilities to change from current expectations. As industry practices and legal, judicial, legislative, social and other environmental conditions change, unexpected and unintended exposures related to claims and coverage may emerge. These exposures may adversely affect AFG’s business, including by extending coverage beyond contractual terms or underwriting intent, extending or eliminating statutes of limitation, or by increasing the number, size or types of claims as a result of, among other things, plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling and other practices; increased claims or exposures due to third party funding of litigation; and social inflation and legal system abuse influencing trends like more frequent claims, judgments that are unfavorable for insurers and an increase in “nuclear verdicts” leading to higher judgments and settlements. Changes in the federal or state tort environments or laws could have a similar effect. It is not possible to predict changes in the judicial and legislative environment, including in connection with asbestos and environmental claims. In addition, potential exposure to losses related to emerging exposures such as PFAS, whether through AFG’s insurance operations or its former railroad and manufacturing operations, are inherently difficult to forecast or estimate, as many factors could influence potential liability for any such losses. These factors may include developments in PFAS-related litigation, including the establishment or expansion of theories of causation and liability; new or enhanced rules, regulations and enforcement actions by the U.S. federal government and its agencies, including the Environmental Protection Agency, as well as state governments and agencies; and medical or research findings pertaining to actual or potential harm or illness to human health resulting from PFAS. New technology, including AI, could also create unforeseen exposures or coverage issues under policies written by AFG, as well as increase and aggravate claims fraud and cybercrime. AFG’s business, financial condition, results of operations and liquidity could also be adversely affected if judicial, legislative or other developments cause AFG’s ultimate liabilities to increase from current expectations.

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

The Company may be subject to increasing regulation imposing mandatory disclosure of sustainability and climate-related data in the United States and foreign jurisdictions. Compliance with such requirements may require significant effort and resources. AFG is subject to complex and changing laws, regulation and public policy debates relating to climate change that are difficult to predict and quantify and may have an adverse impact on its business. Changes in regulations relating to climate change may result in an increase in the cost of doing business or a decrease in premiums in certain lines of business.

As a participant in the federal crop insurance program, AFG could also be impacted by regulatory, executive and legislative actions or changes that directly or indirectly affect that program. For example, the reinsurance levels that the federal government provides to authorized carriers could be reduced by future legislation. AFG will continue to monitor new and changing federal regulations and the potential impact, if any, on its insurance company subsidiaries.

Both state and federal regulators in the U.S., as well as regulators in the EU and other foreign jurisdictions, have enacted and will continue to evaluate and assess potential laws and regulations relating to companies’ use of AI, and enact new and expanding bases of liability for businesses utilizing AI. Such laws and regulations may limit or prevent AFG’s development and use of AI applications, create potential legal and compliance issues or eliminate or restrict the confidentiality of AFG’s proprietary technology, which could adversely affect the Company, including by reducing the utility of AFG’s products, increasing its costs and exposing the Company to litigation or other liabilities.

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

Statutory capital requirements set by the NAIC and the various state insurance regulatory bodies establish regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for insurance companies. Statutory surplus and RBC ratios may change in a given year based on a number of factors, including statutory earnings/losses, reserve changes, excess capital held to support growth, equity market and interest rate changes, the value of investment securities and changes to the RBC formulas. Increases in the amount of capital or reserves that AFG’s larger insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company or require capital contributions. Any reduction in the RBC ratios of AFG’s insurance subsidiaries could also adversely affect their financial strength ratings as determined by rating agencies. A downgrade or change in the measurement of the insurance subsidiaries’ financial strength ratings could adversely impact their business and limit their ability to make dividends or other distributions to AFG, which could materially adversely affect AFG’s financial condition and results of operations.

AFG could be adversely impacted by changes to the U.S. Federal income tax laws.
Changes in domestic or foreign tax laws or interpretations of such laws could increase AFG’s corporate taxes and reduce earnings. For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) which, among other changes, created a new corporate alternative minimum tax (“CAMT”) based on adjusted financial statement income. Any changes in federal income tax laws could adversely affect the federal income taxation of AFG’s ongoing operations and have a material adverse impact on its financial condition and results of operations.

New accounting rules or changes to existing accounting standards could adversely impact AFG’s reported results of operations.
As a U.S.-based SEC registrant, AFG prepares its financial statements in accordance with GAAP, as promulgated by the Financial Accounting Standards Board, subject to the accounting-related rules and interpretations of the SEC. New accounting rules or changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact AFG’s reported financial results and could cause increased volatility in reported earnings, result in other adverse impacts on AFG’s ratings and cost of capital, and decrease the understandability of AFG’s financial results as well as the comparability of AFG’s reported results with other insurers.

GENERAL RISK FACTORS
Certain shareholders exercise substantial control over AFG’s affairs, which may impede a change of control transaction.
As of December 31, 2025, Carl H. Lindner III and S. Craig Lindner (each of whom are Co-Chief Executive Officers and Directors of AFG) and members of their respective families, directly or indirectly through trusts or other entities, together with employees of the Company, collectively owned approximately 24% of AFG’s outstanding Common Stock. As a result, the Lindner family and AFG’s employees have the ability to exercise significant influence over AFG and over matters requiring shareholder approval. Such influence could prevent an acquisition of AFG at a price and upon terms that other shareholders may find attractive.

AFG’s business and operations may be negatively impacted by its and its business partners’ failure to recruit and retain key employees.
The expertise and experience of AFG’s employees is a critical component of the Company’s success. The continuation of such success depends, in large part, on AFG’s ability to attract and retain key individuals. There can be intense competition for qualified candidates in the activities that AFG conducts and in the markets that it serves, both within the insurance industry and from businesses outside the industry. This is particularly acute in certain specialized positions and areas of expertise, such as underwriting, claims, data and analytics and AI and technology-related fields. Competition for employees may increase AFG’s expenses and may result in the company not being able to hire or retain key employees. If AFG is unable to hire qualified candidates or retain its key personnel, AFG may be unable to execute its business strategies and may suffer material adverse consequences to its business, operations and financial condition.

The price of AFG Common Stock may fluctuate significantly, which may make it difficult for holders to resell Common Stock when they want or at a price they find attractive.
The price of AFG Common Stock, which is listed on the NYSE, constantly changes. AFG’s Common Stock price could materially fluctuate or decrease in response to a number of events or factors discussed in this section in addition to other events or factors, including quarterly variations in AFG’s operating results; operating and stock price performance of comparable companies; and negative publicity relating to AFG or its competitors. In addition, broad market and industry fluctuations may materially and adversely affect the trading price or volume of AFG Common Stock, regardless of AFG’s business, operating performance or financial condition.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy
AFG recognizes the importance of assessing, identifying and managing material risks associated with cybersecurity threats as defined by the Securities and Exchange Commission. Like all businesses, AFG is a target for “cyber-attacks,” “ransomware,” “phishing,” “hacking,” “social engineering” and similar illegal or unauthorized intrusions into computer systems and networks. Such events can result in significant disruptions to information technology systems, the theft of information and financial assets and reputational harm. AFG could also incur significant expenses associated with investigating and remediating any such event.

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
•Maintains a defense in depth (“DiD”) security control strategy that is tested against high risk threats such as ransomware and other trending attack vectors;
•Performs annual security awareness training and other routinely scheduled educational programming for employees;
•Validates compliance with internal data security controls through the use of security monitoring utilities and internal and external audits;
•Performs self-assessments measured against industry-leading cybersecurity frameworks for standards, guidelines and best practices, including the NIST Cybersecurity Framework, which now incorporates assessments of AI-related technologies and processes;
•Maintains a Third-Party Risk Management program that includes an overarching approach for evaluating security controls and risks of third-party and cloud vendors, as well as for reviewing contracts to ensure appropriate security provisions are included;
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFG Common Stock is listed and traded on the New York Stock Exchange under the symbol AFG. There were approximately 4,100 shareholders of record of AFG Common Stock at February 1, 2026.

Issuer Purchases of Equity Securities
AFG repurchased shares of its Common Stock during 2025 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
First quarter	462,398	$123.86		462,398	5,266,612
Second quarter	319,736	120.59		319,736	4,946,876
Third quarter	6,000	122.81		6,000	4,940,876
Fourth quarter:
October	6,406	$129.70		6,406	4,934,470
November	4,858	129.30		4,858	4,929,612
December	—	—		—	5,000,000	(b)
Total	799,398	$122.63	(a)	799,398
(a)AFG declared special dividends totaling $4.00 per share of its Common Stock in 2025. Adjusted for the special dividends, the average price paid per share was $119.47 for 2025. In addition, at December 31, 2025, AFG has a $1 million payable related to the excise tax on share repurchases.
(b)Represents the remaining shares that may be repurchased until December 31, 2030 under the Plan authorized by AFG’s Board of Directors in December 2025. In December 2025, AFG’s Board of Directors authorized the repurchase of five million shares and the Plan authorized by AFG’s Board of Directors in May 2021 expired.

In connection with its stock incentive plan, AFG acquired 43,387 shares of its Common Stock (at an average of $120.73 per share) in the first nine months of 2025 and 118 shares (at $137.21 per share) in December 2025.

Stock Performance Graph
The following graph compares the performance of AFG Common Stock during the five year period from December 31, 2020 through December 31, 2025 with the performance of (i) the S&P 500 Composite Stock Index (“S&P 500 Index”) and (ii) the S&P 500 Property & Casualty Insurance Index. The graph assumes that an initial investment of $100 was made on December 31, 2020 and all dividends were reinvested. The stock price performance presented below is not intended to be indicative of future price performance.

5-Year Cumulative Total Shareholder Return (a)
$275
$250
$225
$200
$175
$150
$125
$100
2020
2021
2022
2023
2024
2025
AFG
S&P 500 Index
S&P 500 P&C Index

	As of December 31,
	2020	2021	2022	2023	2024	2025
AFG	$100	$195	$216	$200	$247	$261
S&P 500 Index	100	129	105	133	166	196
S&P 500 P&C Index (b)	100	118	140	155	209	229
(a)Cumulative total shareholder return measures the performance of a company’s stock (or an index) over time and is calculated as the change in the stock price plus cumulative dividends (assuming dividends are reinvested) over a specific period of time divided by the stock price at the beginning of the time period.
(b)The S&P 500 Property & Casualty Insurance Index included the following companies at December 31, 2025 (weighted by market capitalization): The Allstate Corporation, American International Group, Inc., Arch Capital Group Ltd., Assurant, Inc., Chubb Limited, Cincinnati Financial Corporation, Erie Indemnity Company, The Hartford Insurance Group, Inc., Loews Corporation, The Progressive Corporation, The Travelers Companies, Inc. and W.R. Berkley Corporation.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Objective	31	Results of Operations	48
Overview	31	General	48
Critical Accounting Policies	32	Results of Operations — Fourth Quarter	50
Liquidity and Capital Resources	32	Segmented Statement of Earnings	50
Ratios	32	Property and Casualty Insurance	51
Condensed Consolidated Cash Flows	32	Holding Company, Other and Unallocated	59
Parent and Subsidiary Liquidity	34	Results of Operations — Full Year	62
Condensed Parent Only Cash Flows	35	Segmented Statement of Earnings	62
Off-Balance Sheet Arrangements	35	Property and Casualty Insurance	64
Investments	36	Holding Company, Other and Unallocated	74
Uncertainties	39	Recent Accounting Standards	77
Managed Investment Entities	45

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

AFG reported net earnings of $299 million ($3.58 per share, diluted) for the fourth quarter of 2025 compared to $255 million ($3.03 per share, diluted) for the fourth quarter of 2024, reflecting higher underwriting profit, partially offset by lower net investment income from AFG’s alternative investment portfolio.

Full year 2025 net earnings were $842 million ($10.08 per share, diluted) compared to $887 million ($10.57 per share, diluted) in 2024. Higher underwriting profit and the favorable impact of higher yields and average balances on net investment income from fixed income investments were more than offset by lower net investment income from alternative investments.

Outlook
Management expects overall premium growth and strong underwriting results in the current property and casualty insurance market. In addition, management anticipates improved returns on alternative investments relative to the 2.5% earned in 2025 will have a positive impact on net investment income beginning in the second half of 2026.

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

	December 31,
	2025	2024
Principal amount of long-term debt	$1,848	$1,498
Total capital	6,718	6,204
Ratio of debt to total capital:
Including subordinated debt	27.5%	24.1%
Excluding subordinated debt	17.5%	13.3%

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

The NAIC’s model law for risk-based capital (“RBC”) applies to property and casualty companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. At December 31, 2025, the capital ratios of all AFG insurance companies exceeded the RBC requirements.

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

	Year ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,533	$1,152	$1,970
Net cash provided by (used in) investing activities	(835)	95	414
Net cash used in financing activities	(377)	(1,066)	(2,031)
Net change in cash and cash equivalents	$321	$181	$353

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $70 million in 2025, reduced cash flows from operating activities by $80 million in 2024 and increased cash flows from operating activities by $305 million in 2023, resulting in a $150 million increase in cash flows from operating activities in 2025 compared to 2024 and a $385 million decrease in cash flows from operating activities in 2024 compared to 2023. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $1.46 billion, $1.23 billion and $1.67 billion in 2025, 2024 and 2023, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $10 million use of cash in 2025 compared to a $377 million source of cash in 2024, resulting in a $387 million decrease in net cash provided by investing activities in 2025 compared to 2024. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities resulted in uses of cash of $825 million in 2025 and $282 million in 2024, an increase of $543 million reflecting the investment of cash in fixed maturity investments.

Net cash provided by investing activities was $95 million in 2024 compared to $414 million in 2023, a decrease of $319 million. Net investment activity in the managed investment entities was a $377 million source of cash in 2024 compared to $762 million in 2023, resulting in a $385 million decrease in net cash provided by investing activities in 2024 compared to 2023. Investing activities for 2024 include the fourth quarter acquisitions of an insurance agency and a consulting business for $9 million in cash. Investing activities for 2023 include the July 2023 acquisition of Crop Risk Services (“CRS”) for $234 million in cash. Excluding these acquisitions and the activity of the managed investment entities, investing activities resulted in uses of cash of $273 million in 2024 and $114 million in 2023.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of Common Stock and dividend payments. Net cash used in financing activities was $377 million in 2025 compared to $1.07 billion in 2024, a decrease of $689 million. The net proceeds from AFG’s issuance of $350 million in 5.00% Senior Notes in September 2025 was a $344 million source of cash in 2025. AFG paid cash dividends totaling $606 million in 2025 compared to $788 million in 2024, resulting in a $182 million decrease in net cash used in financing activities in 2025 compared to 2024. In 2025, AFG repurchased $99 million of its Common Stock compared to no repurchases in 2024. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Retirements of managed investment entity liabilities exceeded issuances by $28 million in 2025 compared to $295 million in 2024, resulting in a $267 million decrease in net cash used in financing activities in 2025 compared to 2024. See Note A — “Accounting Policies — Managed Investment Entities” and Note G — “Managed Investment Entities” to the financial statements.

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

In September 2025, AFG issued $350 million in 5.00% Senior Notes due in September 2035. The net proceeds of this offering were used for general corporate purposes.

During 2025, AFG repurchased 799,398 shares of its Common Stock for $99 million and paid special cash dividends totaling $334 million ($2.00 per share in both March and November). On February 3, 2026, AFG declared a special cash dividend of $1.50 per share, payable on February 25, 2026. The aggregate amount of this special dividend will be approximately $125 million.

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

At December 31, 2025, AFG (parent) held approximately $529 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2025 or 2024.

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

For statutory accounting purposes, equity securities of non-affiliates are generally carried at fair value. At December 31, 2025, AFG’s insurance companies owned equity securities with a fair value of $785 million. Decreases in market prices could adversely affect the insurance group’s capital, potentially impacting the amount of dividends available or necessitating a capital contribution. Conversely, increases in market prices could have a favorable impact on the group’s dividend-paying capability.

Property and casualty reserves for unpaid losses and loss adjustment expenses were $15.09 billion at December 31, 2025 and include case reserves and claims incurred but not reported (“IBNR”). The ultimate amount to be paid to settle reserves is an estimate, subject to significant uncertainty. Actual payments to settle claims cannot be determined until a settlement is reached with the claimant. Final claim settlements may vary significantly from estimated amounts. See “Uncertainties — Property and Casualty Insurance Reserves” below. The timing of future payments for the next twelve months and beyond could vary materially from historical payment patterns due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements.

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

Condensed Parent Only Cash Flows
AFG’s parent holding company only condensed cash flows from operating, investing and financing activities are shown below (in millions):

	Year ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$582	$712	$719
Net cash provided by (used in) investing activities	(182)	72	225
Net cash used in financing activities	(348)	(769)	(901)
Net change in cash and cash equivalents	$52	$15	$43

Parent Net Cash Provided by Operating Activities   Parent holding company cash flows from operating activities consist primarily of dividends and tax payments received from AFG’s insurance subsidiaries, reduced by tax payments to the IRS and holding company interest and other expenses. Parent holding company net cash provided by operating activities was $582 million in 2025 compared to $712 million in 2024 and $719 million in 2023. The decrease in net cash provided by operating activities in 2025 compared to 2024 and 2023 was due primarily to lower cash dividends received from subsidiaries.

Parent Net Cash Provided by (Used in) Investing Activities   Parent holding company investing activities consist of capital contributions to and returns of capital from subsidiaries and parent company investment activity. Parent holding company net cash used in investing activities was $182 million in 2025 compared to net cash provided by investing activities of $72 million in 2024 and $225 million in 2023. The $254 million increase in net cash used in investing activities reflects the investment of cash in fixed maturity securities and lower maturities and redemptions of investments in 2025 compared to 2024. The $153 million decrease in net cash provided by investing activities in 2024 compared to 2023 was due primarily to lower balances of invested assets.

Parent Net Cash Used in Financing Activities   Parent company financing activities consist primarily of the issuance and retirement of long-term debt, repurchases of AFG Common Stock and dividends to shareholders. Significant long-term debt and Common Stock transactions are discussed above under “Parent Holding Company Liquidity.” Parent holding company net cash used in financing activities was $348 million in 2025 compared to $769 million in 2024 and $901 million in 2023. The $421 million decrease in net cash used in financing activities in 2025 compared to 2024 reflects $344 million in net proceeds from AFG’s issuance of $350 million in 5.00% Senior Notes in September 2025 and lower dividends paid to shareholders (due primarily to special dividends of $4.00 per share in 2025 compared to special dividends of $6.50 per share in 2024), partially offset by $99 million in repurchases of Common Stock in 2025 compared to no repurchases in 2024. The $132 million decrease in net cash used in financing activities in 2024 compared to 2023 reflects no repurchases of Common Stock in 2024 compared to repurchases of Common Stock of $213 million in 2023, partially offset by higher dividends paid to shareholders (due primarily to special dividends of $6.50 per share in 2024 compared to special dividends of $5.50 per share in 2023).

Off-Balance Sheet Arrangements
See Note O — “Additional Information — Financial Instruments — Unfunded Commitments” to the financial statements.

Investments
AFG attempts to optimize investment income while building the value of its portfolio, placing emphasis upon total long-term performance.

AFG’s investment portfolio at December 31, 2025, contained $11.05 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $91 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $567 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $218 million in equity securities carried at fair value with holding gains and losses included in net investment income. AFG’s investment portfolio also includes $2.42 billion in investments accounted for using the equity method (limited partnerships and similar investments). Under the equity method, AFG records its share of the earnings or losses of the investee based on when it is reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is included in net investment income and is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements.

Unrealized gains and losses on AFG’s fixed maturity securities are included in shareholders’ equity after adjustments for deferred income taxes.

Fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions. At December 31, 2025, the average life of AFG’s fixed maturities was about 4.4 years.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 90% was priced using pricing services at December 31, 2025 and 3% was priced using non-binding broker quotes. The remaining 7% was priced internally using a variety of inputs including credit spreads, trade information, prices of comparable securities, estimates of cash flow and other security specific features. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note D — “Fair Value Measurements” to the financial statements.

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

In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at December 31, 2025 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$11,143
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(334)

Approximately 96% of the fixed maturities held by AFG at December 31, 2025, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 2% were rated “non-investment grade” and 2% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.

AFG has approximately $80 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $280 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at December 31, 2025, is shown in the following table (dollars in millions). There were $484 million of available for sale fixed maturity securities with no unrealized gains or losses at December 31, 2025.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$6,526	$4,042
Amortized cost of securities, net of allowance for expected credit losses	$6,361	$4,235
Gross unrealized gain (loss)	$165	$(193)
Fair value as % of amortized cost	103%	95%
Number of security positions	1,102	858
Number individually exceeding $2 million gain or loss	2	22
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Residential mortgage-backed securities	$43	$(103)
Other asset-backed securities	29	(38)
Banking	18	(5)
Asset managers	13	(4)
States and municipalities	8	(26)
Percentage rated investment grade	97%	96%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at December 31, 2025, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	10%
After one year through five years	22%	18%
After five years through ten years	18%	7%
After ten years	1%	4%
	44%	39%
CLOs and other asset-backed securities (average life of approximately 3.5 years)	32%	34%
Residential mortgage-backed securities (average life of approximately 6 years)	24%	27%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at December 31, 2025
Securities with unrealized gains:
Exceeding $500,000 (68 securities)	$924	$61	107%
$500,000 or less (1,034 securities)	5,602	104	102%
	$6,526	$165	103%
Securities with unrealized losses:
Exceeding $500,000 (85 securities)	$1,090	$(133)	89%
$500,000 or less (773 securities)	2,952	(60)	98%
	$4,042	$(193)	95%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at December 31, 2025
Investment grade fixed maturities with losses for:
Less than one year (100 securities)	$851	$(5)	99%
One year or longer (633 securities)	3,013	(180)	94%
	$3,864	$(185)	95%
Non-investment grade fixed maturities with losses for:
Less than one year (34 securities)	$58	$(2)	97%
One year or longer (91 securities)	120	(6)	95%
	$178	$(8)	96%

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

Based on its analysis of the factors listed above, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2025. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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

The following table shows (in millions) the breakdown of AFG’s property and casualty insurance reserves between case reserves, IBNR reserves and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) at December 31, 2025 and gross written premiums for the year ended December 31, 2025.

	Gross Loss Reserves
	Case	IBNR	LAE	Total Reserves	Gross Written Premiums
Statutory Line of Business
Other liability — occurrence	$1,096	$4,166	$848	$6,110	$1,941
Workers’ compensation	1,050	1,140	364	2,554	1,394
Other liability — claims made	345	699	484	1,528	856
Commercial auto/truck liability/medical	599	808	194	1,601	933
Special property (fire, allied lines, inland marine, earthquake)	447	525	42	1,014	3,062
Products liability — occurrence	120	312	202	634	240
Commercial multi-peril	205	149	85	439	398
Other lines	292	648	212	1,152	1,796
Total Statutory	4,154	8,447	2,431	15,032	10,620
Adjustments for GAAP:
Foreign subsidiaries	35	26	—	61	92
Deferred gains on retroactive reinsurance	—	4	—	4	—
Loss reserve discounting	(4)	—	—	(4)	—
Other	—	—	1	1	(18)
Total Adjustments for GAAP	31	30	1	62	74
Total GAAP Reserves and Premiums	$4,185	$8,477	$2,432	$15,094	$10,694

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

Effect of 1% Change in Cost Trends
Line of business
Other liability — occurrence	$94
Workers’ compensation	68
Other liability — claims made	32
Commercial auto/truck liability/medical	21

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves have developed. The following table shows (dollars in millions) what the impact on AFG’s net earnings would be on the more significant lines of business if the December 31, 2025, reserves (net of reinsurance) were to develop at the same rate as the average development of the most recent five years.

	5-yr. Average Development (a)(b)	Net Reserves (b) December 31, 2025	Effect on Net Earnings (a)(b)
Other liability — occurrence	5.0%	$2,672	$133
Workers’ compensation	(5.2%)	2,064	(108)
Other liability — claims made	(2.0%)	1,068	(21)
Commercial auto/truck liability/medical	2.3%	1,017	23
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
•Outside counsel costs
•Timing of claims reporting

AFG recorded adverse prior year reserve development of $175 million in 2025, $210 million in 2024 and $96 million in 2023 related to its other liability — occurrence coverage due primarily to continued claim severity increases in excess and umbrella liability coverages.

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

Approximately 21% and 25% of AFG’s workers’ compensation reserves at December 31, 2025 relate to policies written in Florida and California, respectively.

AFG recorded favorable prior year reserve development of $108 million in 2025, $128 million in 2024 and $116 million in 2023, related to its workers’ compensation coverage due to lower than anticipated medical severity.

Other Liability — Claims Made

This long-tail line of business includes coverage for directors’ and officers’ liability, errors and omissions, cyber, and mergers and acquisitions liability. Some of the important variables affecting estimation of loss reserves for other liability — claims made include:
•Economic conditions
•Variability of stock prices or company valuations
•New or expanded theories of liability
•Trends in jury awards
•Changes in the propensity to settle a claim
•Changes in the legal climate requiring higher levels of spending for the insured’s defense
AFG recorded favorable prior year reserve development of $18 million in 2025, adverse prior year reserve development of $9 million in 2024 and $47 million of favorable prior year reserve development in 2023, related to its other liability — claims made coverage. AFG has generally experienced lower than anticipated claim frequency and severity in its executive and professional liability businesses. However, during 2024, an increase in claim severity for one specific book of business more than offset the favorable experience in other products.

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

AFG recorded favorable prior year reserve development of $1 million in 2025 for this line of business. In 2024 and 2023, AFG recorded adverse prior year reserve development of $36 million and $29 million, respectively, for this line of business due to higher than anticipated claim severity.

Recoverables from Reinsurers and Availability of Reinsurance   AFG is subject to credit risk with respect to its reinsurers, as reinsurance contracts do not relieve AFG of its liability to policyholders. To mitigate this risk, substantially all reinsurance is ceded to companies rated “A” or better by S&P or is secured by “funds withheld” or other collateral.

The availability and cost of reinsurance are subject to prevailing market conditions, which are beyond AFG’s control and may affect AFG’s level of business and profitability. Although the cost of certain reinsurance programs may increase, management believes that AFG will be able to maintain adequate reinsurance coverage at acceptable rates without a material adverse effect on AFG’s results of operations. AFG’s gross and net combined ratios are shown in the table below.

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

	2025	2024	2023
Before reinsurance (gross)	93.1%	98.2%	92.8%
Effect of reinsurance	(2.1%)	(7.0%)	(2.4%)
Actual (net of reinsurance)	91.0%	91.2%	90.4%

Asbestos and Environmental-related (“A&E”) Insurance Reserves   Asbestos and environmental reserves of the property and casualty group consisted of the following (in millions):

	December 31,
	2025	2024
Asbestos	$197	$197
Environmental	150	162
A&E reserves, net of reinsurance recoverable	347	359
Reinsurance recoverable, net of allowance	113	135
Gross A&E reserves	$460	$494

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

Approximately one-half of AFG’s net asbestos reserves relate to policies written directly by AFG subsidiaries. Claims from these policies generally are product-oriented claims with only a limited amount of non-products exposures and are dominated by small to mid-sized commercial entities that are mostly regional policyholders with few national target defendants. The remainder is assumed reinsurance business that includes exposures from 1954 to 1983. The asbestos and environmental assumed claims are ceded by various insurance companies under reinsurance treaties. A majority of the individual assumed claims have exposures of less than $100,000 to AFG. Asbestos losses assumed include some of the industry known manufacturers, distributors and installers. Pollution losses include industry known insured names and sites.

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

While management believes that AFG’s reserves for A&E claims are a reasonable estimate of ultimate liability for such claims, actual results may vary materially from the amounts currently recorded due to the factors listed above. A 1% variation in loss cost trends, caused by any of the factors previously described, would change net earnings by approximately $26 million.

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

	2025	2024	2023
Number of policyholders with no indemnity payments:
Asbestos	81	77	98
Environmental	96	99	84
	177	176	182
Number of policyholders with indemnity payments:
Asbestos	47	51	46
Environmental	16	15	21
	63	66	67
Total	240	242	249

Amounts paid (net of reinsurance recoveries) for asbestos and environmental claims, including LAE, were as follows (in millions):

	2025	2024	2023
Asbestos	$11	$6	$13
Environmental	—	5	2
Total	$11	$11	$15

The survival ratio is a measure often used by industry analysts to compare A&E reserves’ strength among companies. This ratio is typically calculated by dividing reserves for A&E exposures by the three-year average of paid losses, and therefore measures the number of years that it would take to pay off current reserves based on recent average payments. Because this ratio can be significantly impacted by a number of factors such as loss payout variability, caution should be exercised in attempting to determine reserve adequacy based simply on the survival ratio. At December 31, 2025, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by A.M. Best (as of December 31, 2024, and adjusted for several large portfolio transfers) as detailed in the following table:

	Property and Casualty Insurance Reserves Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (12/31/2025)	20.0	56.3	27.7
Industry (12/31/2024)	8.3	7.8	8.2

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

Contingencies related to Subsidiaries’ Former Operations   The A&E reviews and external study discussed above also encompassed reserves for various environmental and occupational injury and disease claims and other contingencies arising out of the railroad operations disposed of by APU Consolidated’s predecessor and certain manufacturing operations disposed of by APU Consolidated and its subsidiaries and by Great American Financial Resources, Inc. AFG recorded pretax special non-core A&E charges of $25 million in 2025, $14 million in 2024 and $15 million in 2023 to increase liabilities for those operations as a result of the internal reviews. Liabilities for claims and contingencies arising from these former railroad and manufacturing operations totaled $109 million at December 31, 2025. For a discussion of the uncertainties in determining the ultimate liability, see Note M — “Contingencies” to the financial statements.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
December 31, 2025
Assets:
Cash and investments	$17,325	$—	$(143)	(*)	$17,182
Assets of managed investment entities	—	4,050	—		4,050
Other assets	11,410	—	—	(*)	11,410
Total assets	$28,735	$4,050	$(143)		$32,642
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$18,830	$—	$—		$18,830
Liabilities of managed investment entities	—	4,050	(143)	(*)	3,907
Long-term debt and other liabilities	5,085	—	—		5,085
Total liabilities	23,915	4,050	(143)		27,822

Shareholders’ equity:
Common Stock and Capital surplus	1,513	—	—		1,513
Retained earnings	3,357	—	—		3,357
Accumulated other comprehensive income (loss), net of tax	(50)	—	—		(50)
Total shareholders’ equity	4,820	—	—		4,820
Total liabilities and shareholders’ equity	$28,735	$4,050	$(143)		$32,642

December 31, 2024
Assets:
Cash and investments	$16,026	$—	$(174)	(*)	$15,852
Assets of managed investment entities	—	4,140	—		4,140
Other assets	10,845	—	(1)	(*)	10,844
Total assets	$26,871	$4,140	$(175)		$30,836
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$17,763	$—	$—		$17,763
Liabilities of managed investment entities	—	4,091	(126)	(*)	3,965
Long-term debt and other liabilities	4,642	—	—		4,642
Total liabilities	22,405	4,091	(126)		26,370

Shareholders’ equity:
Common Stock and Capital surplus	1,495	49	(49)		1,495
Retained earnings	3,211	—	—		3,211
Accumulated other comprehensive income (loss), net of tax	(240)	—	—		(240)
Total shareholders’ equity	4,466	49	(49)		4,466
Total liabilities and shareholders’ equity	$26,871	$4,140	$(175)		$30,836
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consolidation (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended December 31, 2025
Revenues:
Net earned premiums	$1,806	$—	$—		$1,806
Net investment income	178	—	5	(b)	183
Realized gains (losses) on securities	(7)	—	—		(7)
Income of managed investment entities:
Investment income	—	69	—		69
Gain (loss) on change in fair value of assets/liabilities	—	1	(20)	(b)	(19)
Other income	34	—	(3)	(c)	31
Total revenues	2,011	70	(18)		2,063
Costs and Expenses:
Insurance benefits and expenses	1,527	—	—		1,527
Expenses of managed investment entities	—	69	(17)	(b)(c)	52
Interest charges on borrowed money and other expenses	105	—	—		105
Total costs and expenses	1,632	69	(17)		1,684
Earnings before income taxes	379	1	(1)		379
Provision for income taxes	80	—	—		80
Net earnings	$299	$1	$(1)		$299

Three months ended December 31, 2024
Revenues:
Net earned premiums	$1,850	$—	$—		$1,850
Net investment income	202	—	(8)	(b)	194
Realized gains (losses) on securities	(10)	—	—		(10)
Income of managed investment entities:
Investment income	—	84	—		84
Gain (loss) on change in fair value of assets/liabilities	—	3	(4)	(b)	(1)
Other income	36	—	(4)	(c)	32
Total revenues	2,078	87	(16)		2,149
Costs and Expenses:
Insurance benefits and expenses	1,661	—	—		1,661
Expenses of managed investment entities	—	87	(16)	(b)(c)	71
Interest charges on borrowed money and other expenses	97	—	—		97
Total costs and expenses	1,758	87	(16)		1,829
Earnings before income taxes	320	—	—		320
Provision for income taxes	65	—	—		65
Net earnings	$255	$—	$—		$255
(a)Includes a loss of $5 million in the fourth quarter of 2025 and income of $8 million in the fourth quarter of 2024, representing the change in fair value of AFG’s CLO investments and $3 million and $4 million of income in the fourth quarter of 2025 and 2024, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $14 million and $12 million in the fourth quarter of 2025 and 2024, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS - CONTINUED

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Year ended December 31, 2025
Revenues:
Net earned premiums	$7,046	$—	$—		$7,046
Net investment income	750	—	(5)	(b)	745
Realized gains (losses) on:
Securities	10	—	—		10
Subsidiaries	1	—	—		1
Income of managed investment entities:
Investment income	—	283	—		283
Gain (loss) on change in fair value of assets/liabilities	—	9	(35)	(b)	(26)
Other income	126	—	(11)	(c)	115
Total revenues	7,933	292	(51)		8,174
Costs and Expenses:
Insurance benefits and expenses	6,447	—	—		6,447
Expenses of managed investment entities	—	288	(47)	(b)(c)	241
Interest charges on borrowed money and other expenses	413	—	—		413
Total costs and expenses	6,860	288	(47)		7,101
Earnings before income taxes	1,073	4	(4)		1,073
Provision for income taxes	231	—	—		231
Net earnings	$842	$4	$(4)		$842

Year ended December 31, 2024
Revenues:
Net earned premiums	$7,036	$—	$—		$7,036
Net investment income	813	—	(33)	(b)	780
Realized gains (losses) on securities	—	—	—		—
Income of managed investment entities:
Investment income	—	380	—		380
Gain (loss) on change in fair value of assets/liabilities	—	12	(8)	(b)	4
Other income	137	—	(13)	(c)	124
Total revenues	7,986	392	(54)		8,324
Costs and Expenses:
Insurance benefits and expenses	6,467	—	—		6,467
Expenses of managed investment entities	—	388	(50)	(b)(c)	338
Interest charges on borrowed money and other expenses	395	—	—		395
Total costs and expenses	6,862	388	(50)		7,200
Earnings before income taxes	1,124	4	(4)		1,124
Provision for income taxes	237	—	—		237
Net earnings	$887	$4	$(4)		$887
(a)Includes income of $5 million in 2025 and $33 million in 2024, representing the change in fair value of AFG’s CLO investments and $11 million and $13 million of income in 2025 and 2024, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $36 million and $37 million in 2025 and 2024, respectively, in distributions recorded as interest expense by the CLOs.
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
(a)Includes income of $27 million representing the change in fair value of AFG’s CLO investments and $16 million in CLO management fees earned.
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

	Three months ended December 31,		Year ended December 31,
	2025	2024	2025	2024	2023
Components of net earnings:
Core operating earnings before income taxes	$386	$330	$1,087	$1,138	$1,127
Pretax non-core items:
Realized gains (losses) on securities	(7)	(10)	10	—	(36)
Realized gain (loss) on subsidiaries	—	—	1	—	(4)
Special A&E charges	—	—	(25)	(14)	(15)
Gain on retirement of debt	—	—	—	—	1
Other	—	—	—	—	—
Earnings before income taxes	379	320	1,073	1,124	1,073
Provision for income taxes:
Core operating earnings	81	68	227	236	232
Non-core items:
Realized gains (losses) on securities	(1)	(3)	2	—	(8)
Realized gain (loss) on subsidiaries	—	—	—	—	—
Special A&E charges	—	—	(5)	(3)	(3)
Gain on retirement of debt	—	—	—	—	—
Other (*)	—	—	7	4	—
Total provision for income taxes	80	65	231	237	221
Net earnings	$299	$255	$842	$887	$852

Net earnings:
Core net operating earnings	$305	$262	$860	$902	$895
Realized gains (losses) on securities	(6)	(7)	8	—	(28)
Realized gain (loss) on subsidiaries	—	—	1	—	(4)
Special A&E charges	—	—	(20)	(11)	(12)
Gain on retirement of debt	—	—	—	—	1
Other (*)	—	—	(7)	(4)	—
Net earnings	$299	$255	$842	$887	$852

Diluted per share amounts:
Core net operating earnings	$3.65	$3.12	$10.29	$10.75	$10.56
Realized gains (losses) on securities	(0.07)	(0.09)	0.11	—	(0.33)
Realized gain (loss) on subsidiaries	—	—	0.01	—	(0.04)
Special A&E charges	—	—	(0.24)	(0.13)	(0.15)
Gain on retirement of debt	—	—	—	—	0.01
Other (*)	—	—	(0.09)	(0.05)	—
Net earnings	$3.58	$3.03	$10.08	$10.57	$10.05
(*)Adjustments to income tax expense related to sales of subsidiaries in prior years.

Net earnings were $299 million in the fourth quarter of 2025 compared to $255 million in the fourth quarter of 2024 reflecting higher core net operating earnings. Core net operating earnings for the fourth quarter of 2025 increased $43 million compared to the fourth quarter of 2024 reflecting higher underwriting profit, partially offset by lower net investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs). Net realized losses on securities in the fourth quarter of 2025 and 2024 include $2 million and $1 million of after-tax losses, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $842 million for the full-year of 2025 compared to $887 million in 2024 reflecting lower core net operating earnings. Core net operating earnings for 2025 decreased $42 million compared to 2024 reflecting lower net investment income from AFG’s alternative investment portfolio, partially offset by higher underwriting profit and higher investment income outside of alternative investments. Net realized gains on securities in 2025 of $8 million and 2024 of less than $1 million include after-tax gains of $15 million and $19 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $887 million for the full-year of 2024 compared to $852 million in 2023 reflecting the impact of net realized losses on securities in 2023 and higher core net operating earnings. Core net operating earnings for 2024 increased $7 million compared to 2023. Higher investment income outside of alternative investments was partially offset by lower returns on AFG’s alternative investment portfolio and lower underwriting profit. Net realized gains on securities of less than $1 million in 2024 and net realized losses on securities of $28 million in 2023 include $19 million of after-tax gains and $2 million of after-tax losses, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended December 31, 2025 and 2024 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2025
Revenues:
Net earned premiums	$1,806	$—	$—	$1,806	$—	$1,806
Net investment income	171	5	7	183	—	183
Realized gains (losses) on securities	—	—	—	—	(7)	(7)
Income of MIEs:
Investment income	—	69	—	69	—	69
Gain (loss) on change in fair value of assets/liabilities	—	(19)	—	(19)	—	(19)
Other income	3	(3)	31	31	—	31
Total revenues	1,980	52	38	2,070	(7)	2,063

Costs and Expenses:
Losses and loss adjustment expenses	1,061	—	—	1,061	—	1,061
Commissions and other underwriting expenses	461	—	5	466	—	466
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	52	—	52	—	52
Other expenses	18	—	64	82	—	82
Total costs and expenses	1,540	52	92	1,684	—	1,684
Earnings before income taxes	440	—	(54)	386	(7)	379
Provision for income taxes	92	—	(11)	81	(1)	80
Core Net Operating Earnings	348	—	(43)	305
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(6)	(6)	6	—
Net Earnings	$348	$—	$(49)	$299	$—	$299

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended December 31, 2024
Revenues:
Net earned premiums	$1,850	$—	$—	$1,850	$—	$1,850
Net investment income	195	(8)	7	194	—	194
Realized gains (losses) on securities	—	—	—	—	(10)	(10)
Income of MIEs:
Investment income	—	84	—	84	—	84
Gain (loss) on change in fair value of assets/liabilities	—	(1)	—	(1)	—	(1)
Other income	2	(4)	34	32	—	32
Total revenues	2,047	71	41	2,159	(10)	2,149

Costs and Expenses:
Losses and loss adjustment expenses	1,181	—	—	1,181	—	1,181
Commissions and other underwriting expenses	467	—	13	480	—	480
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	71	—	71	—	71
Other expenses	21	—	57	78	—	78
Total costs and expenses	1,669	71	89	1,829	—	1,829
Earnings before income taxes	378	—	(48)	330	(10)	320
Provision for income taxes	81	—	(13)	68	(3)	65
Core Net Operating Earnings	297	—	(35)	262
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(7)	(7)	7	—
Net Earnings	$297	$—	$(42)	$255	$—	$255
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

AFG’s property and casualty insurance operations contributed $440 million in pretax earnings in the fourth quarter of 2025 compared to $378 million in the fourth quarter of 2024, an increase of $62 million (16%). The increase in pretax earnings reflects higher underwriting profit, partially offset by lower investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs).

The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended December 31, 2025 and 2024 (dollars in millions):

	Three months ended December 31,
	2025	2024	% Change
Gross written premiums	$2,085	$2,043	2%
Reinsurance premiums ceded	(641)	(583)	10%
Net written premiums	1,444	1,460	(1%)
Change in unearned premiums	362	390	(7%)
Net earned premiums	1,806	1,850	(2%)
Loss and loss adjustment expenses	1,061	1,181	(10%)
Commissions and other underwriting expenses	461	467	(1%)
Underwriting gain	284	202	41%

Net investment income	171	195	(12%)
Other income and expenses, net	(15)	(19)	(21%)
Earnings before income taxes	$440	$378	16%

	Three months ended December 31,
Combined Ratios:	2025	2024	Change
Specialty lines
Loss and LAE ratio	58.6%	63.7%	(5.1%)
Underwriting expense ratio	25.5%	25.3%	0.2%
Combined ratio	84.1%	89.0%	(4.9%)

Aggregate — including exited lines
Loss and LAE ratio	58.8%	63.8%	(5.0%)
Underwriting expense ratio	25.5%	25.3%	0.2%
Combined ratio	84.3%	89.1%	(4.8%)

AFG’s statutory combined ratio has been better than the U.S. industry average for 38 of the most recent 40 years. Management believes that AFG’s insurance operations have performed better than the industry as a result of its specialty niche focus, product line diversification, stringent underwriting discipline and alignment of compensation incentives.

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $2.09 billion for the fourth quarter of 2025 compared to $2.04 billion for the fourth quarter of 2024, an increase of $42 million (2%). Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2025		2024
	GWP	%	GWP	%	% Change
Property and transportation	$612	29%	$585	29%	5%
Specialty casualty	1,153	55%	1,126	55%	2%
Specialty financial	320	16%	332	16%	(4%)
	$2,085	100%	$2,043	100%	2%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 31% of gross written premiums for the fourth quarter of 2025 compared to 29% of gross written premiums for the fourth quarter of 2024, an increase of 2 percentage points. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended December 31,
	2025		2024		Change in % of GWP
	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(214)	35%	$(177)	30%	5%
Specialty casualty	(357)	31%	(353)	31%	—%
Specialty financial	(70)	22%	(53)	16%	6%
	$(641)	31%	$(583)	29%	2%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $1.44 billion for the fourth quarter of 2025 compared to $1.46 billion for the fourth quarter of 2024, a decrease of $16 million (1%). Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Three months ended December 31,
	2025		2024
	NWP	%	NWP	%	% Change
Property and transportation	$398	28%	$408	28%	(2%)
Specialty casualty	796	55%	773	53%	3%
Specialty financial	250	17%	279	19%	(10%)
	$1,444	100%	$1,460	100%	(1%)

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $1.81 billion for the fourth quarter of 2025 compared to $1.85 billion for the fourth quarter of 2024, a decrease of $44 million (2%). Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Three months ended December 31,
	2025		2024
	NEP	%	NEP	%	% Change
Property and transportation	$735	41%	$765	41%	(4%)
Specialty casualty	812	45%	805	44%	1%
Specialty financial	259	14%	280	15%	(8%)
	$1,806	100%	$1,850	100%	(2%)

Gross written premiums for the fourth quarter of 2025 increased $42 million (2%) compared to the fourth quarter of 2024 driven primarily by new business opportunities, a good renewal rate environment and increased exposures. Overall average renewal rates increased approximately 4% in the fourth quarter of 2025. Excluding the workers’ compensation businesses, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums increased $27 million (5%) in the fourth quarter of 2025 compared to the fourth quarter of 2024. This increase was due primarily to growth in crop products that are heavily ceded, and to a lesser extent, growth in a transportation alternative risk transfer program with higher premium cessions. Average renewal rates increased approximately 6% for this group in the fourth quarter of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in the fourth quarter of 2025 compared to the fourth quarter of 2024, reflecting higher cessions in the crop and aviation businesses and growth in certain programs in the transportation businesses which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $27 million (2%) in the fourth quarter of 2025 compared to the fourth quarter of 2024. The primary drivers of growth included new business opportunities and favorable renewal pricing in the targeted markets businesses, new business opportunities in the mergers and acquisitions liability business, growth in the workers’ compensation businesses and new premiums from a start-up business. This growth was tempered by lower year-over-year premiums in the executive liability and excess and surplus businesses. Average renewal rates for this group increased approximately 5% in the fourth quarter of 2025. Excluding workers’ compensation businesses, renewal rates for this group increased approximately 6%. Reinsurance premiums ceded as a percentage of gross written premiums for the fourth quarter of 2025 were comparable to the fourth quarter of 2024.

Specialty financial Gross written premiums decreased $12 million (4%) in the fourth quarter of 2025 compared to the fourth quarter of 2024. Higher premiums in AFG’s European operations were more than offset by lower premiums in the financial institutions business. Average renewal rates for this group increased approximately 1% in the fourth quarter of 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 6 percentage points in the fourth quarter of 2025 compared to the fourth quarter of 2024, reflecting higher cessions of catastrophe exposed business in the financial institutions business.

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

	Three months ended December 31,			Three months ended December 31,
	2025	2024	Change	2025	2024
Property and transportation
Loss and LAE ratio	56.8%	69.5%	(12.7%)
Underwriting expense ratio	13.8%	20.0%	(6.2%)
Combined ratio	70.6%	89.5%	(18.9%)
Underwriting profit				$216	$81

Specialty casualty
Loss and LAE ratio	68.7%	67.2%	1.5%
Underwriting expense ratio	28.0%	24.2%	3.8%
Combined ratio	96.7%	91.4%	5.3%
Underwriting profit				$27	$69

Specialty financial
Loss and LAE ratio	32.0%	38.1%	(6.1%)
Underwriting expense ratio	51.0%	42.6%	8.4%
Combined ratio	83.0%	80.7%	2.3%
Underwriting profit				$44	$54

Total Specialty
Loss and LAE ratio	58.6%	63.7%	(5.1%)
Underwriting expense ratio	25.5%	25.3%	0.2%
Combined ratio	84.1%	89.0%	(4.9%)
Underwriting profit				$287	$204

Aggregate — including exited lines
Loss and LAE ratio	58.8%	63.8%	(5.0%)
Underwriting expense ratio	25.5%	25.3%	0.2%
Combined ratio	84.3%	89.1%	(4.8%)
Underwriting profit				$284	$202

The Specialty property and casualty insurance operations generated an underwriting profit of $287 million in the fourth quarter of 2025 compared to $204 million in the fourth quarter of 2024, an increase of $83 million (41%). Higher underwriting profit in the Property and transportation sub-segment was partially offset by lower year-over-year underwriting profit in the Specialty casualty and Specialty financial sub-segments. Overall catastrophe losses were $4 million (0.2 points on the combined ratio) in the fourth quarter of 2025 compared to $21 million (1.1 points), including $1 million in net reinstatement premiums in the fourth quarter of 2024.

Property and transportation Underwriting profit for this group was $216 million for the fourth quarter of 2025 compared to $81 million in the fourth quarter of 2024, an increase of $135 million (167%), reflecting higher underwriting profitability in the crop insurance operations resulting from record yields for corn and soybeans and favorable commodity pricing trends throughout the growing season. Catastrophe losses for this group were a favorable impact of less than $1 million (0.1 points on the combined ratio) in the fourth quarter of 2025 compared to catastrophe losses of $10 million (1.3 points), including $1 million in net reinstatement premiums in the fourth quarter of 2024.

Specialty casualty Underwriting profit for this group was $27 million for the fourth quarter of 2025 compared to $69 million in the fourth quarter of 2024, a decrease of $42 million (61%). Higher year-over-year underwriting profit in certain excess and surplus businesses and the executive liability business were more than offset by lower underwriting results in several social inflation exposed businesses and the workers’ compensation and general liability businesses. Catastrophe losses for this group had favorable impacts of $3 million (0.3 points on the combined ratio) in the fourth quarter of 2025 and $6 million (0.7 points) in the fourth quarter of 2024. Catastrophe losses in the fourth quarter of 2024 include the favorable impact from lower than previously estimated losses from Hurricane Helene.

Specialty financial Underwriting profit for this group was $44 million for the fourth quarter of 2025 compared to $54 million in the fourth quarter of 2024, a decrease of $10 million (19%). Higher underwriting profit in the fidelity business was more than offset by lower underwriting profit in the financial institutions business. Catastrophe losses were $7 million (2.5 points on the combined ratio) in the fourth quarter of 2025 compared to $17 million (6.2 points) in the fourth quarter of 2024.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include adverse prior year reserve development of $3 million in the fourth quarter of 2025 and $2 million in the fourth quarter of 2024 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 58.8% for the fourth quarter of 2025 compared to 63.8% for the fourth quarter of 2024, a decrease of 5.0 percentage points. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended December 31,
	Amount		Ratio		Change in Ratio
	2025	2024	2025	2024
Property and transportation
Current year, excluding catastrophe losses	$437	$524	59.6%	68.5%	(8.9%)
Prior accident years development	(20)	(2)	(2.7%)	(0.3%)	(2.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	—	9	(0.1%)	1.3%	(1.4%)
Property and transportation losses and LAE and ratio	$417	$531	56.8%	69.5%	(12.7%)

Specialty casualty
Current year, excluding catastrophe losses	$562	$503	69.1%	62.5%	6.6%
Prior accident years development	(1)	44	(0.1%)	5.4%	(5.5%)
Current year catastrophe losses including the impact of net reinstatement premiums	(3)	(6)	(0.3%)	(0.7%)	0.4%
Specialty casualty losses and LAE and ratio	$558	$541	68.7%	67.2%	1.5%

Specialty financial
Current year, excluding catastrophe losses	$85	$98	32.5%	34.9%	(2.4%)
Prior accident years development	(9)	(8)	(3.0%)	(3.0%)	—%
Current year catastrophe losses including the impact of net reinstatement premiums	7	17	2.5%	6.2%	(3.7%)
Specialty financial losses and LAE and ratio	$83	$107	32.0%	38.1%	(6.1%)

Total Specialty
Current year, excluding catastrophe losses	$1,084	$1,125	60.0%	60.8%	(0.8%)
Prior accident years development	(30)	34	(1.6%)	1.8%	(3.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	4	20	0.2%	1.1%	(0.9%)
Total Specialty losses and LAE and ratio	$1,058	$1,179	58.6%	63.7%	(5.1%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,084	$1,125	60.0%	60.8%	(0.8%)
Prior accident years development	(27)	36	(1.5%)	1.9%	(3.4%)
Current year catastrophe losses including the impact of net reinstatement premiums	4	20	0.3%	1.1%	(0.8%)
Aggregate losses and LAE and ratio	$1,061	$1,181	58.8%	63.8%	(5.0%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 60.0% for the fourth quarter of 2025 compared to 60.8% in the fourth quarter of 2024, a decrease of 0.8 percentage points.

Property and transportation   The 8.9 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects very strong earnings in the crop business, partially offset by higher claim severity in certain transportation businesses.

Specialty casualty   The 6.6 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects higher than anticipated claim severity in the excess and surplus, social services and California workers’ compensation businesses.

Specialty financial   The 2.4 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects improved claim severity in the surety and fidelity businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $30 million in the fourth quarter of 2025 compared to net adverse reserve development related to prior accident years of $34 million in the fourth quarter of 2024, a change of $64 million (188%).

Property and transportation   Net favorable reserve development of $20 million in the fourth quarter of 2025 reflects lower than anticipated losses in the crop business and lower than anticipated claim severity in the commercial auto, property and inland marine and ocean marine businesses. Net favorable reserve development of $2 million in the fourth quarter of 2024 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the property and inland marine business, partially offset by higher than anticipated claim severity in the commercial auto business.

Specialty casualty   Net favorable reserve development of $1 million in the fourth quarter of 2025 reflects lower than expected claim severity in the workers’ compensation, executive liability and social inflation exposed businesses, partially offset by higher than anticipated claim severity in the excess and surplus, excess liability and public sector businesses. Net adverse reserve development of $44 million in the fourth quarter of 2024 reflects higher than anticipated claim frequency and severity in the umbrella and excess liability businesses and higher than expected claim severity in the social services and general liability businesses, partially offset by lower than expected claim severity in the workers’ compensation businesses.

Specialty financial   Net favorable reserve development of $9 million in the fourth quarter of 2025 reflects lower than anticipated claim severity in the trade credit and surety businesses and lower than anticipated claim frequency in the financial institutions business. Net favorable reserve development of $8 million in the fourth quarter of 2024 reflects lower than anticipated claim frequency and severity in the financial institutions business and lower than expected claim severity in the fidelity business.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $3 million in the fourth quarter of 2025 and $2 million in the fourth quarter of 2024 related to business outside of the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. Based on data available at December 31, 2025, management estimates that AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years is less than 3% of AFG’s Shareholders’ Equity.

Catastrophe losses of $4 million in the fourth quarter of 2025 resulted primarily from storms in multiple regions of the United States. Catastrophe losses of $20 million (before $1 million in net reinstatement premiums) in the fourth quarter of 2024 resulted primarily from Hurricane Milton.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $461 million in the fourth quarter of 2025 compared to $467 million for the fourth quarter of 2024, a decrease of $6 million (1%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 25.5% for the fourth quarter of 2025 compared to 25.3% for the fourth quarter of 2024, an increase of 0.2 percentage points. Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended December 31,
	2025		2024		Change in % of NEP
	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$102	13.8%	$153	20.0%	(6.2%)
Specialty casualty	227	28.0%	195	24.2%	3.8%
Specialty financial	132	51.0%	119	42.6%	8.4%
	$461	25.5%	$467	25.3%	0.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 6.2 percentage points in the fourth quarter of 2025 compared to the fourth quarter of 2024. The improvement reflects higher ceding commissions from reinsurers resulting from very strong crop insurance results, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.8 percentage points in the fourth quarter of 2025 compared to the fourth quarter of 2024 reflecting an increase in average commission rates in certain excess and surplus businesses resulting from changes in reinsurance treaties, higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and changes in the mix of business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 8.4 percentage points in the fourth quarter of 2025 compared to the fourth quarter of 2024 reflecting higher profit-based commissions to agents in the financial institutions business and higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $171 million in the fourth quarter of 2025 compared to $195 million in the fourth quarter of 2024, a decrease of $24 million (12%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended December 31,			%
	2025	2024	Change	Change
Net investment income:
Net investment income, excluding alternative investments	$165	$162	$3	2%
Alternative investments	6	33	(27)	(82%)
Total net investment income	$171	$195	$(24)	(12%)

Average invested assets (at amortized cost)	$16,520	$15,718	$802	5%

Yield on fixed maturities (before investment expenses)	5.11%	5.09%	0.02%

Yield (net investment income as a % of average invested assets)	4.14%	4.96%	(0.82%)

The decrease in the property and casualty insurance segment’s net investment income for the fourth quarter of 2025 compared to the fourth quarter of 2024 reflects the impact of lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher balances of invested assets and higher returns on fixed income investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.14% for the fourth quarter of 2025 compared to 4.96% for the fourth quarter of 2024, a decrease of 0.82 percentage points. The annualized return earned on alternative investments was 0.9% in the fourth quarter of 2025 compared to 4.9% in the comparable prior year period.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $15 million for the fourth quarter of 2025 compared to $19 million for the fourth quarter of 2024, an improvement of $4 million (21%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended December 31,
	2025	2024
Other income	$3	$2
Other expenses:
Amortization of intangibles	5	6
Interest expense on funds withheld	11	12
Other	2	3
Total other expenses	18	21
Other income and expenses, net	$(15)	$(19)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $54 million in the fourth quarter of 2025 compared to $48 million in the fourth quarter of 2024, an increase of $6 million (13%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended December 31, 2025 and 2024 (dollars in millions):

	Three months ended December 31,
	2025	2024	% Change
Revenues:
Net investment income	$7	$7	—%
Other income — P&C fees	27	28	(4%)
Other income	4	6	(33%)
Total revenues	38	41	(7%)

Costs and Expenses:
P&C — loss adjustment and underwriting expenses	5	13	(62%)
Other expense — expenses associated with P&C fees	22	15	47%
Other expenses	42	42	—%
Costs and expenses, excluding interest charges on borrowed money	69	70	(1%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(31)	(29)	7%
Interest charges on borrowed money	23	19	21%
Loss before income taxes, excluding realized gains and losses	$(54)	$(48)	13%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $7 million in both the fourth quarter of 2025 and 2024.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the fourth quarter of 2025, AFG collected $27 million in fees for these services compared to $28 million in the fourth quarter of 2024. Management views this fee income, net of the $22 million in the fourth quarter of 2025 and $15 million in the fourth quarter of 2024 in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million and $4 million in the fourth quarter of 2025 and the fourth quarter of 2024, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $1 million and $2 million in the fourth quarter of 2025 and the fourth quarter of 2024, respectively.

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $42 million in both the fourth quarter of 2025 and 2024.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $23 million in the fourth quarter of 2025 compared to $19 million in the fourth quarter of 2024, an increase of $4 million (21%) reflecting the issuance of $350 million principal amount of 5.00% Senior Notes in September 2025.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $7 million in the fourth quarter of 2025 compared to $10 million in the fourth quarter of 2024, a decrease of $3 million (30%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended December 31,
	2025	2024
Realized gains (losses) before impairment allowances:
Disposals	$2	$—
Change in the fair value of equity securities	(1)	3
Change in the fair value of derivatives	—	(3)
	1	—

Change in allowance for impairments on securities	(8)	(10)
Realized gains (losses) on securities	$(7)	$(10)

The $3 million net realized gain from the change in the fair value of equity securities in the fourth quarter of 2024 includes gains of $4 million on investments in technology companies.

The $8 million change in allowance for impairments on securities in the fourth quarter of 2025 relates primarily to allowances on fixed maturities related to commercial real estate funds.

The $10 million change in allowance for impairments on securities in the fourth quarter of 2024 relates primarily to an allowance taken on fixed maturities from a single issuer in the retail sector.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $80 million for the fourth quarter of 2025 compared to $65 million in the fourth quarter of 2024, an increase of $15 million (23%). The following is a reconciliation of income taxes at the statutory rate to the provision for income taxes as shown in the segmented statement of earnings (dollars in millions):

	Three months ended December 31,
	2025		2024
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$379		$320

Income taxes at statutory rate	$79	21%	$67	21%
Effect of:
State and local income taxes, net of federal income tax effect	1	—%	3	1%
Cross-border tax laws	1	—%	—	—%
Impact of nontaxable or nondeductible items:
Tax preference investments	(1)	—%	(2)	(1%)
Other	—	—%	(3)	(1%)
Provision for income taxes	$80	21%	$65	20%

See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).
AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the years ended December 31, 2025, 2024 and 2023 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2025
Revenues:
Net earned premiums	$7,046	$—	$—	$7,046	$—	$7,046
Net investment income	725	(5)	25	745	—	745
Realized gains (losses) on:
Securities	—	—	—	—	10	10
Subsidiaries	—	—	—	—	1	1
Income of MIEs:
Investment income	—	283	—	283	—	283
Gain (loss) on change in fair value of assets/liabilities	—	(26)	—	(26)	—	(26)
Other income	12	(11)	114	115	—	115
Total revenues	7,783	241	139	8,163	11	8,174

Costs and Expenses:
Losses and loss adjustment expenses	4,388	—	—	4,388	—	4,388
Commissions and other underwriting expenses	2,029	—	30	2,059	—	2,059
Interest charges on borrowed money	—	—	80	80	—	80
Expenses of MIEs	—	241	—	241	—	241
Other expenses	79	—	229	308	25	333
Total costs and expenses	6,496	241	339	7,076	25	7,101
Earnings before income taxes	1,287	—	(200)	1,087	(14)	1,073
Provision for income taxes	264	—	(37)	227	4	231
Core Net Operating Earnings	1,023	—	(163)	860
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	8	8	(8)	—
Realized gain on subsidiaries, net of tax	1	—	—	1	(1)	—
Special A&E charge, net of tax	—	—	(20)	(20)	20	—
Other	—	—	(7)	(7)	7	—
Net Earnings	$1,024	$—	$(182)	$842	$—	$842

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2024
Revenues:
Net earned premiums	$7,036	$—	$—	$7,036	$—	$7,036
Net investment income	784	(33)	29	780	—	780
Realized gains (losses) on securities	—	—	—	—	—	—
Income of MIEs:
Investment income	—	380	—	380	—	380
Gain (loss) on change in fair value of assets/liabilities	—	4	—	4	—	4
Other income	8	(13)	129	124	—	124
Total revenues	7,828	338	158	8,324	—	8,324

Costs and Expenses:
Losses and loss adjustment expenses	4,455	—	5	4,460	—	4,460
Commissions and other underwriting expenses	1,961	—	46	2,007	—	2,007
Interest charges on borrowed money	—	—	76	76	—	76
Expenses of MIEs	—	338	—	338	—	338
Other expenses	84	—	221	305	14	319
Total costs and expenses	6,500	338	348	7,186	14	7,200
Earnings before income taxes	1,328	—	(190)	1,138	(14)	1,124
Provision for income taxes	279	—	(43)	236	1	237
Core Net Operating Earnings	1,049	—	(147)	902
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	—	—	—	—
Special A&E charge, net of tax	—	—	(11)	(11)	11	—
Other	(4)	—	—	(4)	4	—
Net Earnings	$1,045	$—	$(158)	$887	$—	$887

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Year ended December 31, 2023
Revenues:
Net earned premiums	$6,531	$—	$—	$6,531	$—	$6,531
Net investment income	729	(27)	40	742	—	742
Realized gains (losses) on:
Securities	—	—	—	—	(36)	(36)
Subsidiary	—	—	—	—	(4)	(4)
Income of MIEs:
Investment income	—	421	—	421	—	421
Gain (loss) on change in fair value of assets/liabilities	—	27	—	27	—	27
Other income	16	(16)	146	146	—	146
Total revenues	7,276	405	186	7,867	(40)	7,827

Costs and Expenses:
Losses and loss adjustment expenses	4,017	—	16	4,033	—	4,033
Commissions and other underwriting expenses	1,883	—	52	1,935	—	1,935
Interest charges on borrowed money	—	—	76	76	—	76
Expenses of MIEs	—	405	—	405	—	405
Other expenses	72	—	219	291	14	305
Total costs and expenses	5,972	405	363	6,740	14	6,754
Earnings before income taxes	1,304	—	(177)	1,127	(54)	1,073
Provision for income taxes	265	—	(33)	232	(11)	221
Core Net Operating Earnings	1,039	—	(144)	895
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(28)	(28)	28	—
Realized loss on subsidiary	(4)	—	—	(4)	4	—
Special A&E charge, net of tax	—	—	(12)	(12)	12	—
Gain on retirement of debt, net of tax	—	—	1	1	(1)	—
Net Earnings	$1,035	$—	$(183)	$852	$—	$852
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $1.29 billion in GAAP pretax earnings in 2025 compared to $1.33 billion in 2024, a decrease of $40 million (3%). Property and casualty core pretax earnings were $1.29 billion in 2025 compared to $1.33 billion in 2024, a decrease of $41 million (3%). The decrease in GAAP and core pretax earnings in 2025 compared to 2024 reflects lower net investment income from AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher underwriting profit and higher investment income outside of alternative investments.

AFG’s property and casualty insurance operations contributed $1.33 billion in GAAP pretax earnings in 2024 compared to $1.30 billion in 2023, an increase of $28 million (2%). Property and casualty core pretax earnings were $1.33 billion in 2024 compared to $1.30 billion in 2023, an increase of $24 million (2%). The increase in GAAP and core pretax earnings in 2024 compared to 2023 reflects higher investment income outside of alternative investments, partially offset by lower investment income from AFG’s alternative investment portfolio and lower underwriting profit.

The following table details AFG’s GAAP and core earnings before income taxes from its property and casualty insurance operations for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	Year ended December 31,			% Change
	2025	2024	2023	2025 - 2024	2024 - 2023
Gross written premiums	$10,694	$10,533	$9,656	2%	9%
Reinsurance premiums ceded	(3,584)	(3,394)	(2,964)	6%	15%
Net written premiums	7,110	7,139	6,692	—%	7%
Change in unearned premiums	(64)	(103)	(161)	(38%)	(36%)
Net earned premiums	7,046	7,036	6,531	—%	8%
Loss and loss adjustment expenses	4,388	4,455	4,017	(2%)	11%
Commissions and other underwriting expenses	2,029	1,961	1,883	3%	4%
Underwriting gain	629	620	631	1%	(2%)

Net investment income	725	784	729	(8%)	8%
Other income and expenses, net	(67)	(76)	(56)	(12%)	36%
Core earnings before income taxes	1,287	1,328	1,304	(3%)	2%
Realized gain (loss) on subsidiaries	1	—	(4)	—%	(100%)
GAAP earnings before income taxes	$1,288	$1,328	$1,300	(3%)	2%

	Year ended December 31,			Change
Combined Ratios:	2025	2024	2023	2025 - 2024	2024 - 2023
Specialty lines
Loss and LAE ratio	62.2%	63.3%	61.5%	(1.1%)	1.8%
Underwriting expense ratio	28.8%	27.9%	28.8%	0.9%	(0.9%)
Combined ratio	91.0%	91.2%	90.3%	(0.2%)	0.9%

Aggregate — including exited lines
Loss and LAE ratio	62.2%	63.3%	61.6%	(1.1%)	1.7%
Underwriting expense ratio	28.8%	27.9%	28.8%	0.9%	(0.9%)
Combined ratio	91.0%	91.2%	90.4%	(0.2%)	0.8%

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

Gross Written Premiums
Gross written premiums (“GWP”) for AFG’s property and casualty insurance segment were $10.69 billion in 2025 compared to $10.53 billion in 2024, an increase of $161 million (2%). GWP increased $877 million (9%) in 2024 compared to 2023. Detail of AFG’s property and casualty gross written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2025		2024		2023		2025 - 2024	2024 - 2023
	GWP	%	GWP	%	GWP	%
Property and transportation	$4,731	44%	$4,735	45%	$4,146	43%	—%	14%
Specialty casualty	4,620	43%	4,543	43%	4,368	45%	2%	4%
Specialty financial	1,343	13%	1,255	12%	1,142	12%	7%	10%
	$10,694	100%	$10,533	100%	$9,656	100%	2%	9%

Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) for AFG’s property and casualty insurance segment were 34% of gross written premiums for the year ended December 31, 2025, 32% for year ended December 31, 2024 and 31% December 31, 2023, an increase of 2 percentage points for 2025 compared to 2024 and an increase of 1 percentage point for 2024 compared to 2023. Detail of AFG’s property and casualty reinsurance premiums ceded is shown below (dollars in millions):

	Year ended December 31,						Change in % of GWP
	2025		2024		2023		2025 - 2024	2024 - 2023
	Ceded	% of GWP	Ceded	% of GWP	Ceded	% of GWP
Property and transportation	$(1,960)	41%	$(1,889)	40%	$(1,560)	38%	1%	2%
Specialty casualty	(1,373)	30%	(1,297)	29%	(1,199)	27%	1%	2%
Specialty financial	(251)	19%	(208)	17%	(205)	18%	2%	(1%)
	$(3,584)	34%	$(3,394)	32%	$(2,964)	31%	2%	1%

Net Written Premiums
Net written premiums (“NWP”) for AFG’s property and casualty insurance segment were $7.11 billion in 2025 compared to $7.14 billion in 2024, a decrease of $29 million. NWP increased $447 million (7%) in 2024 compared to 2023. Detail of AFG’s property and casualty net written premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2025		2024		2023		2025 - 2024	2024 - 2023
	NWP	%	NWP	%	NWP	%
Property and transportation	$2,771	39%	$2,846	40%	$2,586	39%	(3%)	10%
Specialty casualty	3,247	46%	3,246	45%	3,169	47%	—%	2%
Specialty financial	1,092	15%	1,047	15%	937	14%	4%	12%
	$7,110	100%	$7,139	100%	$6,692	100%	—%	7%

Net Earned Premiums
Net earned premiums (“NEP”) for AFG’s property and casualty insurance segment were $7.05 billion in 2025 compared to $7.04 billion in 2024, an increase of $10 million. NEP increased $505 million (8%) in 2024 compared to 2023. Detail of AFG’s property and casualty net earned premiums is shown below (dollars in millions):

	Year ended December 31,						% Change
	2025		2024		2023		2025 - 2024	2024 - 2023
	NEP	%	NEP	%	NEP	%
Property and transportation	$2,746	39%	$2,826	40%	$2,550	39%	(3%)	11%
Specialty casualty	3,215	46%	3,176	45%	3,112	48%	1%	2%
Specialty financial	1,085	15%	1,034	15%	869	13%	5%	19%
	$7,046	100%	$7,036	100%	$6,531	100%	—%	8%
Gross written premiums increased $161 million (2%) in 2025 compared to 2024. The Specialty property and casualty insurance operations continue to achieve year-over-year premium growth as a result of new business opportunities, a good renewal rate environment and increased exposures. Overall average renewal rates increased approximately 5% in 2025. Excluding the workers’ compensation businesses, renewal pricing increased approximately 6%.

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

Property and transportation Gross written premiums decreased $4 million in 2025 compared to 2024. This decrease was primarily the result of the impact of lower commodity prices on crop insurance premiums, partially offset by growth in the transportation businesses as a result of increased exposures, new business opportunities and a favorable rate environment. Average renewal rates increased approximately 7% for this group in 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2025 compared to 2024, reflecting growth in certain programs in the transportation businesses which cede a higher percentage of premiums than some of the other businesses in the Property and transportation sub-segment and higher cessions in the crop and aviation businesses.

Gross written premiums increased $589 million (14%) in 2024 compared to 2023. Year-over-year premium growth resulted from additional crop premium associated with the CRS acquisition as well as new business opportunities, a favorable rate environment and increased exposures in the commercial auto businesses. The year-over-year premium growth was tempered by the impact of lower year-over-year commodity pricing on winter wheat premiums, coupled with elevated pricing competition and the non-renewal of certain under-performing accounts in the transportation businesses. Excluding crop premium, gross and net written premiums in this group grew by 5% and 4%, respectively. Average renewal rates increased approximately 8% for this group in 2024. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2024 compared to 2023, reflecting the impact of higher cessions in the crop business and growth in certain programs in the transportation businesses which cede a larger percentage of premiums than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty Gross written premiums increased $77 million (2%) in 2025 compared to 2024. The higher-year-over-year premiums resulted primarily from the mergers and acquisitions liability business and growth across several of the targeted markets businesses resulting from new business opportunities, higher rates and strong policy retention and growth in the workers’ compensation businesses. These items were partially offset by lower premiums in the excess and surplus businesses and lower premiums due to a challenging market in the directors’ and officers’ liability business as well as the continued non-renewal of certain housing and daycare accounts in the social services businesses. Average renewal rates increased approximately 6% for this group in 2025. Excluding workers’ compensation businesses, renewal rates for this group increased approximately 8% in 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in 2025 compared to 2024, reflecting higher cessions and higher reinsurance costs in the excess liability business and growth in the public sector and mergers and acquisitions liability businesses, both of which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment.

Gross written premiums increased $175 million (4%) in 2024 compared to 2023. The higher year-over-year premiums resulted primarily from growth in the excess and surplus, excess liability and certain targeted markets businesses as a result of rate increases, new business opportunities and strong policy retention. The mergers and acquisitions liability business also benefited from an increase in mergers and acquisition activity. This growth was tempered by lower year-over-year workers’ compensation premiums. Average renewal rates increased approximately 6% for this group in 2024. Excluding overall rate decreases in the workers’ compensation businesses, renewal rates for this group increased approximately 9% in 2024. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2024 compared to 2023, reflecting the impact of higher premiums in the excess and surplus and mergers and acquisitions liability businesses, which cede a larger percentage of premiums than some of the other businesses in the Specialty casualty sub-segment and higher cessions in the public sector business, partially offset by lower cessions in certain more heavily reinsured products in the social services business.

Specialty financial Gross written premiums increased $88 million (7%) in 2025 compared to 2024 due primarily to growth in the financial institutions business and AFG’s European operations. Average renewal rates decreased approximately 1% for this group in 2025. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in 2025 compared to 2024, reflecting higher cessions of catastrophe exposed business in the financial institutions business, partially offset by the impact of lower reinstatement premiums paid to reinsurers in the fidelity and surety businesses.

Gross written premiums increased $113 million (10%) in 2024 compared to 2023. Year-over-year growth in the financial institutions business was partially offset by a decision to pause writing of new intellectual property-related coverage. Average renewal rates for this group increased approximately 6% in 2024. Reinsurance premiums ceded as a percentage of gross written premiums decreased 1 percentage point in 2024 compared to 2023, reflecting lower gross written premiums in the innovative markets business, which cedes a larger percentage of premiums than some of the other businesses in the Specialty financial sub-segment, partially offset by the impact of higher reinstatement premiums paid to reinsurers in the fidelity and surety businesses.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio and underwriting profit for AFG’s property and casualty insurance segment for 2025, 2024 and 2023:

	Year ended December 31,			Change		Year ended December 31,
	2025	2024	2023	2025 - 2024	2024 - 2023	2025	2024	2023
Property and transportation
Loss and LAE ratio	67.1%	69.8%	69.5%	(2.7%)	0.3%
Underwriting expense ratio	20.7%	22.6%	23.6%	(1.9%)	(1.0%)
Combined ratio	87.8%	92.4%	93.1%	(4.6%)	(0.7%)
Underwriting profit						$335	$214	$174

Specialty casualty
Loss and LAE ratio	66.9%	64.4%	61.5%	2.5%	2.9%
Underwriting expense ratio	29.1%	26.8%	27.3%	2.3%	(0.5%)
Combined ratio	96.0%	91.2%	88.8%	4.8%	2.4%
Underwriting profit						$129	$279	$348

Specialty financial
Loss and LAE ratio	35.9%	41.8%	37.8%	(5.9%)	4.0%
Underwriting expense ratio	48.5%	45.4%	49.4%	3.1%	(4.0%)
Combined ratio	84.4%	87.2%	87.2%	(2.8%)	—%
Underwriting profit						$170	$133	$111

Total Specialty
Loss and LAE ratio	62.2%	63.3%	61.5%	(1.1%)	1.8%
Underwriting expense ratio	28.8%	27.9%	28.8%	0.9%	(0.9%)
Combined ratio	91.0%	91.2%	90.3%	(0.2%)	0.9%
Underwriting profit						$634	$626	$633

Aggregate — including exited lines
Loss and LAE ratio	62.2%	63.3%	61.6%	(1.1%)	1.7%
Underwriting expense ratio	28.8%	27.9%	28.8%	0.9%	(0.9%)
Combined ratio	91.0%	91.2%	90.4%	(0.2%)	0.8%
Underwriting profit						$629	$620	$631

The Specialty property and casualty insurance operations generated an underwriting profit of $634 million in 2025 compared to $626 million in 2024, an increase of $8 million (1%). Higher underwriting profit in the Property and transportation and Specialty financial sub-segments was partially offset by lower underwriting profit in the Specialty casualty sub-segment. Overall catastrophe losses were $137 million (2.0 points on the combined ratio) for 2025 compared to catastrophe losses of $182 million (2.6 points), including $2 million in net reinstatement premiums, for 2024.

The Specialty property and casualty insurance operations generated an underwriting profit of $626 million in 2024 compared to $633 million in 2023, a decrease of $7 million (1%). Higher underwriting profit in the Property and transportation and Specialty financial sub-segments was more than offset by lower underwriting profit in the Specialty casualty sub-segment. Overall catastrophe losses were $182 million (2.6 points on the combined ratio), including $2 million in net reinstatement premiums, for 2024 compared to catastrophe losses of $165 million (2.5 points), including $3 million in net reinstatement premiums, for 2023.

Property and transportation Underwriting profit for this group was $335 million in 2025 compared to $214 million in 2024, an increase of $121 million (57%) reflecting higher underwriting profitability in the crop insurance operations which benefitted from record yields for corn and soybeans and favorable commodity pricing trends throughout the growing season, partially offset by lower year-over-year underwriting profit in the property and inland marine business and transportation businesses. Catastrophe losses were $26 million (1.0 points on the combined ratio) in 2025 compared to catastrophe losses of $66 million (2.3 points), including $1 million in net reinstatement premiums, in 2024.

Underwriting profit for this group was $214 million in 2024 compared to $174 million in 2023, an increase of $40 million (23%). Higher year-over-year underwriting profit in the property and inland marine and crop insurance operations was partially offset by lower underwriting profitability in the transportation businesses. Catastrophe losses were $66 million (2.3 points on the combined ratio), including $1 million in net reinstatement premiums, in 2024 compared to catastrophe losses of $56 million (2.1 points), including $2 million in net reinstatement premiums, in 2023.

Specialty casualty Underwriting profit for this group was $129 million in 2025 compared to $279 million in 2024, a decrease of $150 million (54%), reflecting lower underwriting profit in the directors’ and officers’ liability, excess and surplus, mergers and acquisitions liability and workers’ compensation businesses. Catastrophe losses were $39 million (1.3 points on the combined ratio) in 2025 compared to catastrophe losses of $35 million (1.0 point), including $1 million in net reinstatement premiums, in 2024.

Underwriting profit for this group was $279 million in 2024 compared to $348 million in 2023, a decrease of $69 million (20%). Higher year-over-year underwriting profit in the targeted markets businesses was more than offset by lower levels of favorable prior year reserve development in the executive liability business and social inflation driven adverse development in the umbrella and excess business. Catastrophe losses were $35 million (1.0 point on the combined ratio), including $1 million in net reinstatement premiums, in 2024 compared to catastrophe losses of $59 million (1.9 points), including $1 million in net reinstatement premiums, in 2023.

Specialty financial Underwriting profit for this group was $170 million in 2025 compared to $133 million in 2024, an increase of $37 million (28%). This year-over-year increase reflects higher underwriting profit in the surety, fidelity and financial institutions businesses. Catastrophe losses were $72 million (6.6 points on the combined ratio) in 2025 compared to catastrophe losses of $81 million (7.9 points) in 2024.

Underwriting profit for this group was $133 million in 2024 compared to $111 million in 2023, an increase of $22 million (20%). This year-over-year increase reflects higher underwriting profit in the financial institutions business, partially offset by lower profitability resulting from the pause in writing of intellectual property-related coverage. Catastrophe losses were $81 million (7.9 points on the combined ratio) in 2024 compared to catastrophe losses of $50 million (5.7 points) in 2023.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment include adverse prior year reserve development of $5 million in 2025, $6 million in 2024 and $2 million in 2023, related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 62.2%, 63.3% and 61.6% in 2025, 2024 and 2023, respectively. The components of AFG’s property and casualty losses and LAE amounts and ratio are detailed below (dollars in millions):

	Year ended December 31,
	Amount			Ratio			Change in Ratio
	2025	2024	2023	2025	2024	2023	2025 - 2024	2024 - 2023
Property and transportation
Current year, excluding catastrophe losses	$1,880	$2,003	$1,801	68.4%	70.9%	70.6%	(2.5%)	0.3%
Prior accident years development	(63)	(96)	(82)	(2.3%)	(3.4%)	(3.2%)	1.1%	(0.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	26	65	54	1.0%	2.3%	2.1%	(1.3%)	0.2%
Property and transportation losses and LAE and ratio	$1,843	$1,972	$1,773	67.1%	69.8%	69.5%	(2.7%)	0.3%

Specialty casualty
Current year, excluding catastrophe losses	$2,092	$1,974	$1,967	65.0%	62.2%	63.2%	2.8%	(1.0%)
Prior accident years development	20	37	(111)	0.6%	1.2%	(3.6%)	(0.6%)	4.8%
Current year catastrophe losses including the impact of net reinstatement premiums	39	34	58	1.3%	1.0%	1.9%	0.3%	(0.9%)
Specialty casualty losses and LAE and ratio	$2,151	$2,045	$1,914	66.9%	64.4%	61.5%	2.5%	2.9%

Specialty financial
Current year, excluding catastrophe losses	$360	$362	$311	33.2%	35.0%	35.8%	(1.8%)	(0.8%)
Prior accident years development	(43)	(11)	(33)	(3.9%)	(1.1%)	(3.7%)	(2.8%)	2.6%
Current year catastrophe losses including the impact of net reinstatement premiums	72	81	50	6.6%	7.9%	5.7%	(1.3%)	2.2%
Specialty financial losses and LAE and ratio	$389	$432	$328	35.9%	41.8%	37.8%	(5.9%)	4.0%

Total Specialty
Current year, excluding catastrophe losses	$4,332	$4,339	$4,079	61.4%	61.7%	62.4%	(0.3%)	(0.7%)
Prior accident years development	(86)	(70)	(226)	(1.2%)	(1.0%)	(3.4%)	(0.2%)	2.4%
Current year catastrophe losses including the impact of net reinstatement premiums	137	180	162	2.0%	2.6%	2.5%	(0.6%)	0.1%
Total Specialty losses and LAE and ratio	$4,383	$4,449	$4,015	62.2%	63.3%	61.5%	(1.1%)	1.8%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$4,332	$4,339	$4,079	61.5%	61.7%	62.4%	(0.2%)	(0.7%)
Prior accident years development	(81)	(64)	(224)	(1.1%)	(0.9%)	(3.4%)	(0.2%)	2.5%
Current year catastrophe losses including the impact of net reinstatement premiums	137	180	162	1.8%	2.5%	2.6%	(0.7%)	(0.1%)
Aggregate losses and LAE and ratio	$4,388	$4,455	$4,017	62.2%	63.3%	61.6%	(1.1%)	1.7%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses for AFG’s Specialty property and casualty insurance operations was 61.4% in 2025, 61.7% in 2024 and 62.4% in 2023.

Property and transportation   The 2.5 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2025 compared to 2024, reflects very strong earnings in the crop business and growth and improved results in the property and inland marine business, which has a lower loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, partially offset by higher claim severity in the aviation business.

The 0.3 percentage point increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2024 compared to 2023, reflects growth in the crop business, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment and higher reported claim severity in the commercial auto business, partially offset by the impact of improved profitability in the property and inland marine business.

Specialty casualty   The 2.8 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses in 2025 compared to 2024, reflects higher than anticipated claim severity in the excess and surplus and social services businesses.

The 1.0 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2024 compared to 2023, reflects improved results in the workers’ compensation and targeted markets businesses, partially offset by higher claim severity in the excess and surplus business.

Specialty financial   The 1.8 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2025 compared to 2024, reflects improved results in the surety and fidelity businesses and growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment, partially offset by growth in AFG’s European operations, which has a higher loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

The 0.8 percentage point decrease in the loss and LAE ratio for the current year, excluding catastrophe losses in 2024 compared to 2023, reflects growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment, partially offset by higher reported losses and lower premiums in the fidelity and surety businesses.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $86 million in 2025, $70 million in 2024 and $226 million in 2023, an increase of $16 million (23%) in 2025 compared to 2024 and a decrease of $156 million (69%) in 2024 compared to 2023.

Property and transportation Net favorable reserve development of $63 million in 2025 reflects lower than anticipated losses in the crop business, lower than expected claim severity in the aviation and ocean marine businesses and lower than anticipated claim frequency and severity in the property and inland marine business.

Net favorable reserve development of $96 million in 2024 reflects lower than anticipated losses in the crop business, lower than expected claim severity in the property and inland marine and aviation businesses and lower than anticipated claim frequency and severity in the ocean marine business.

Net favorable reserve development of $82 million in 2023 reflects lower than anticipated losses in the crop business, lower than expected claim frequency and severity across the transportation businesses and lower than anticipated claim frequency in the property and inland marine and ocean marine businesses and in the Singapore operations.

Specialty casualty Net adverse reserve development of $20 million in 2025 reflects higher than expected claim severity in the excess and surplus, social services, excess liability, public sector and general liability businesses, partially offset by lower than anticipated claim severity in the workers’ compensation and executive liability businesses.

Net adverse reserve development of $37 million in 2024 reflects higher than anticipated claim frequency and severity in the umbrella and excess liability and social services businesses and higher than expected claim severity in the public sector and general liability businesses, partially offset by lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business.

Net favorable reserve development of $111 million in 2023 reflects lower than anticipated claim severity in the workers’ compensation businesses, lower than expected claim frequency in the executive liability and environmental businesses and favorable reserve development related to COVID-19 losses across several businesses, partially offset by higher than anticipated claim severity in the public sector business and higher than expected claim frequency and severity in the excess liability and general liability businesses.

Specialty financial Net favorable reserve development of $43 million in 2025 reflects lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the surety, fidelity and trade credit businesses.

Net favorable reserve development of $11 million in 2024 reflects lower than anticipated claim frequency and severity in the financial institutions and fidelity businesses and lower than expected claim frequency in the trade credit business, partially offset by higher than anticipated claim severity in the innovative markets and surety businesses.

Net favorable reserve development of $33 million in 2023 reflects lower than anticipated claim frequency in the trade credit, financial institutions and surety businesses and lower than expected claim frequency and severity in the fidelity business.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse prior year reserve development of $5 million in 2025, $6 million in 2024 and $2 million in 2023 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG recorded net catastrophe losses of $137 million in 2025 primarily from California wildfires and storms in multiple regions of the United States.

Catastrophe losses of $180 million in 2024 (before $2 million in net reinstatement premiums) resulted primarily from winter and convective storms in multiple regions of the United States in the first and second quarters, Hurricane Helene in the third quarter and Hurricane Milton in the fourth quarter.

Catastrophe losses of $162 million in 2023 (before $3 million in net reinstatement premiums) resulted primarily from February and March storms across much of the United States in the first quarter and storms in multiple regions of the United States in the second, third and fourth quarters.

Commissions and Other Underwriting Expenses
AFG’s property and casualty commissions and other underwriting expenses (“U/W Exp”) were $2.03 billion in 2025 compared to $1.96 billion in 2024, an increase of $68 million (3%). AFG’s underwriting expense ratio was 28.8% in 2025 compared to 27.9% in 2024, an increase of 0.9 percentage points.

AFG’s property and casualty U/W Exp were $1.96 billion in 2024 compared to $1.88 billion in 2023, an increase of $78 million (4%). AFG’s underwriting expense ratio was 27.9% in 2024 compared to 28.8% in 2023, a decrease of 0.9 percentage points.

Detail of AFG’s property and casualty commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Year ended December 31,						Change in % of NEP
	2025		2024		2023		2025 - 2024	2024 - 2023
	U/W Exp	% of NEP	U/W Exp	% of NEP	U/W Exp	% of NEP
Property and transportation	$568	20.7%	$640	22.6%	$603	23.6%	(1.9%)	(1.0%)
Specialty casualty	935	29.1%	852	26.8%	850	27.3%	2.3%	(0.5%)
Specialty financial	526	48.5%	469	45.4%	430	49.5%	3.1%	(4.1%)
	$2,029	28.8%	$1,961	27.9%	$1,883	28.8%	0.9%	(0.9%)

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.9 percentage points in 2025 compared to 2024 reflecting higher ceding commissions from reinsurers resulting from very strong crop insurance results, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 1.0 percentage points in 2024 compared to 2023 reflecting the impact on the ratio of higher earned premiums, including in the crop business which has a lower commissions and other underwriting expense ratio compared to some of the other businesses in the Property and transportation sub-segment and lower average commission rates in the transportation businesses due to a change in the mix of business.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.3 percentage points in 2025 compared to 2024 reflecting an increase in average commission rates in certain excess and surplus businesses resulting from changes in reinsurance treaties, higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and changes in the mix of business.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in 2024 compared to 2023 reflecting a change in the mix of business towards products with lower commission rates, partially offset by lower ceding commissions received in the workers’ compensation businesses.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 3.1 percentage points in 2025 compared to 2024 reflecting higher profit-based commissions to agents in the financial institutions business and higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics, partially offset by a change in the mix of business towards products with lower commission rates.

Commissions and other underwriting expenses as a percentage of net earned premiums decreased 4.1 percentage points in 2024 compared to 2023 due primarily to the impact on the ratio of higher earned premiums in the financial institutions business and a change in the mix of business towards products with lower commission rates.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $725 million in 2025 compared to $784 million in 2024, a decrease of $59 million (8%). Net investment income in AFG’s property and casualty insurance operations was $784 million in 2024 compared to $729 million in 2023, an increase of $55 million (8%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Year ended December 31,			2025 - 2024		2024 - 2023
	2025	2024	2023	Change	% Change	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$656	$626	$566	$30	5%	$60	11%
Alternative investments	69	158	163	(89)	(56%)	(5)	(3%)
Total net investment income	$725	$784	$729	$(59)	(8%)	$55	8%

Average invested assets (at amortized cost)	$16,144	$15,479	$14,753	$665	4%	$726	5%

Yield on fixed maturities (before investment expenses)	5.13%	5.02%	4.67%	0.11%		0.35%

Yield (net investment income as a % of average invested assets)	4.49%	5.06%	4.94%	(0.57%)		0.12%

The decrease in the property and casualty insurance segment’s net investment income in 2025 compared to 2024 reflects the impact of lower returns on AFG’s alternative investments portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher balances of invested assets and higher returns on fixed income investments. The property and casualty insurance segment’s overall yield on investments (net investment income as a percentage of average invested assets) was 4.49% in 2025 compared to 5.06% in 2024, a decrease of 0.57 percentage points. The annualized return earned on alternative investments was 2.5% in 2025 compared to 6.1% in 2024.

The increase in net investment income in 2024 compared to 2023 reflects the impact of higher balances of invested assets and higher returns on fixed maturity investments, partially offset by lower returns on AFG’s alternative investments portfolio. The property and casualty insurance segment’s overall yield on investments was 5.06% in 2024 compared to 4.94% in 2023, an increase of 0.12 percentage points. The annualized return earned on alternative investments was 6.1% in 2024 compared to 7.0% in 2023.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $67 million in 2025, $76 million in 2024 and $56 million in 2023, an improvement of $9 million (12%) in 2025 compared to 2024 and an increase of $20 million (36%) in 2024 compared to 2023. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Year ended December 31,
	2025	2024	2023
Other income	$12	$8	$16
Other expenses:
Amortization of intangibles	20	20	15
Interest expense on funds withheld	45	50	41
Acquisition expenses related to CRS	—	—	3
Other (*)	14	14	13
Total other expenses	79	84	72
Other income and expenses, net	$(67)	$(76)	$(56)
(*)Includes $7 million in 2025 and $9 million of expenses in 2024 and 2023 related to certain technology initiatives.

The increase in other income in 2025 compared to 2024 and the decrease in other income in 2024 compared to 2023 reflects death benefits received on a company-owned life insurance policy in 2025 and 2023. The $5 million (10%) decrease in interest expense on funds withheld in 2025 compared to 2024 reflects the impact of lower balances and lower interest rates paid on funds withheld.

The higher amortization of intangibles in 2024 compared to 2023 reflects the acquisition of CRS in July 2023. The $9 million (22%) increase in interest expense on funds withheld in 2024 compared to 2023 reflects the impact of higher balances and higher interest rates paid on funds withheld.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $225 million in 2025 compared to $204 million in 2024, an increase of $21 million (10%). AFG’s net core pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $200 million in 2025 compared to $190 million in 2024, an increase of $10 million (5%).

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

The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment in 2025, 2024 and 2023 (dollars in millions):

	Year ended December 31,			% Change
	2025	2024	2023	2025 - 2024	2024 - 2023
Revenues:
Net investment income	$25	$29	$40	(14%)	(28%)
Other income — P&C fees	98	111	125	(12%)	(11%)
Other income	16	18	21	(11%)	(14%)
Total revenues	139	158	186	(12%)	(15%)

Costs and Expenses:
P&C — loss adjustment and underwriting expenses	30	51	68	(41%)	(25%)
Other expense — expenses associated with P&C fees	68	60	57	13%	5%
Other expenses (*)	161	161	162	—%	(1%)
Costs and expenses, excluding interest charges on borrowed money	259	272	287	(5%)	(5%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(120)	(114)	(101)	5%	13%
Interest charges on borrowed money	80	76	76	5%	—%
Core loss before income taxes, excluding realized gains and losses	(200)	(190)	(177)	5%	7%
Pretax non-core special A&E charge	(25)	(14)	(15)	79%	(7%)
Pretax non-core gain on retirement of debt	—	—	1	—%	(100%)
GAAP loss before income taxes, excluding realized gains and losses	$(225)	$(204)	$(191)	10%	7%
(*)Excludes pretax non-core special A&E charges of $25 million, $14 million and $15 million in 2025, 2024 and 2023, respectively, and a pretax non-core gain on retirement of debt of $1 million in 2023.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $25 million, $29 million and $40 million in 2025, 2024 and 2023, respectively. The $4 million (14%) decrease in 2025 compared to 2024 reflects lower income on fixed maturity investments. The $11 million (28%) decrease in 2024 compared to 2023 reflects the impact of lower average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In 2025, AFG collected $98 million in fees for these services compared to $100 million in 2024 and $91 million in 2023. Management views this fee income, net of the $68 million in 2025, $60 million in 2024 and $57 million in 2023, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. In addition, AFG’s property and casualty insurance businesses earned $11 million in 2024 and $34 million in 2023 in fees as compensation for providing services related to the administration of crop insurance business generated by CRS for its former owner prior to the acquisition date. The expenses related to providing such services are embedded in property and casualty underwriting expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $11 million in 2025, $13 million in 2024 and $16 million in 2023, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $5 million in 2025, 2024 and 2023.

Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $161 million in both 2025 and 2024.

Excluding the non-core special A&E charges and the non-core gain on retirement of debt discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $161 million in 2024 compared to $162 million in 2023, a decrease of $1 million (1%).

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $80 million in 2025 and $76 million in both 2024 and 2023. The $4 million (5%) increase in interest expense in 2025 compared to 2024 and 2023 reflects the issuance of $350 million principal amount of 5.00% Senior Notes in September 2025.

Holding Company and Other — Special A&E Charges
As a result of the in-depth internal reviews of A&E exposures discussed under “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves,” AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded pretax non-core special charges of $25 million in 2025, $14 million in 2024 and $15 million in 2023 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in all periods reflect changes in the scope and costs of investigation and an increase in estimated remediation costs at a limited number of sites. AFG has also increased its reserve for asbestos and toxic substance exposures arising out of these operations. Total charges recorded to increase liabilities for A&E exposures of AFG’s former railroad and manufacturing operations (included in other expenses) were $35 million in 2025, $24 million in 2024, and $22 million in 2023.

Holding Company and Other — Gain on Retirement of Debt
During 2023, AFG repurchased $23 million principal amount of its senior notes, which resulted in a $2 million pretax non-core gain and recorded a $1 million pretax non-core loss related to the write-off of debt issue costs associated with its previous revolving credit facility, which was replaced in June 2023.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $10 million in 2025 compared to less than $1 million in 2024, an increase of $10 million. AFG’s consolidated realized gains (losses) on securities were net gains of less than $1 million in 2024 compared to net losses of $36 million in 2023, a change of $36 million. Realized gains (losses) on securities consisted of the following (in millions):

	Year ended December 31,
	2025	2024	2023
Realized gains (losses) before impairment allowances:
Disposals	$(7)	$(4)	$(33)
Change in the fair value of equity securities	31	32	10
Change in the fair value of derivatives	2	(1)	(2)
	26	27	(25)

Change in allowance for impairments on securities	(16)	(27)	(11)
Realized gains (losses) on securities	$10	$—	$(36)

The $33 million net realized loss from disposals in 2023 includes losses of $15 million from the sale of investments in banks and $5 million from the sale of municipal bonds.

The $31 million net realized gain from the change in the fair value of equity securities in 2025 includes gains of $16 million on investments in banks and financing companies and $14 million on investments in media companies, partially offset by losses of $7 million on investments in healthcare companies.

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

The $16 million change in allowance for impairments on securities in 2025 reflects $7 million in new allowances on fixed maturities related to commercial real estate funds and additional $7 million of changes in allowances for various securities and mortgage loans that were previously impaired.

The $27 million change in allowance for impairments on securities in 2024 relates primarily to allowances taken on corporate bonds from a single issuer in the financial sector and fixed maturities from a single issuer in the retail sector.

Realized Gain (Loss) on Subsidiaries
During the third quarter of 2025, AFG recorded a $3 million pretax realized gain resulting from the remeasurement of its existing investment in Radion to fair value (see Note B — “Acquisitions of Businesses” to the financial statements) and a $2 million pretax realized loss on the write-off of certain intangible assets (see Note H — “Goodwill and Other Intangibles” to the financial statements).

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

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $231 million in 2025 compared to $237 million in 2024, a decrease of $6 million (3%). AFG’s consolidated provision for income taxes was $237 million in 2024 compared to $221 million in 2023, an increase of $16 million (7%). See Note L — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note L — “Income Taxes” to the financial statements for accounting guidance adopted on January 1, 2025, which expanded income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation presented in both dollar and percentage terms; (ii) the disaggregation of income taxes paid (net of refunds received), income (loss) before income taxes and income taxes by jurisdiction (federal, state and foreign taxes); and (iii) further disaggregation of income taxes paid by any individual jurisdiction equal to or exceeding five percent of total income taxes paid.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial statements. ASU 2024-04 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively. As of December 31, 2025, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

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

	2025	2024
Fair value of fixed maturity portfolio	$11,143	$10,474
Percentage impact on fair value of 100 bps increase in interest rates	(3.0%)	(3.0%)
Pretax impact on fair value of fixed maturity portfolio	$(334)	$(314)

Equity Price Risk   AFG’s equity securities are reported at fair value with holding gains and losses recognized in net earnings. At December 31, 2025 and 2024, the fair value of AFG’s equity securities totaled $785 million and $751 million, respectively. These investments are exposed to price risk, which is the potential loss arising from decreases in fair value. Market prices of equity securities, in general, are subject to fluctuations, which could cause future values to differ significantly from the current reported values. General economic swings influence the performance of the underlying industries and companies within those industries. Industry and company-specific risks also have the potential to substantially affect the value of AFG’s portfolio.

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

Long-Term Debt   The following table shows scheduled principal payments on fixed-rate long-term debt of AFG and its subsidiaries and related weighted average interest rates for each of the subsequent five years and for all years thereafter (dollars in millions):

	December 31, 2025			December 31, 2024
	Scheduled Principal Payments	Rate		Scheduled Principal Payments	Rate
2026	$—	—%	2025	$—	—%
2027	—	—%	2026	—	—%
2028	—	—%	2027	—	—%
2029	—	—%	2028	—	—%
2030	253	5.3%	2029	—	—%
Thereafter	1,595	4.9%	Thereafter	1,498	4.9%
Total	$1,848	5.0%	Total	$1,498	4.9%

Fair Value	$1,609		Fair Value	$1,276

Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the fourth fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AFG’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including AFG’s Co-Chief Executive Officers and Chief Financial Officer, AFG conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the criteria set forth in “Internal Control — Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations to the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on AFG’s evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2025. The attestation report of AFG’s independent registered public accounting firm on AFG’s internal control over financial reporting as of December 31, 2025, is set forth on page 80.

Item 9B. Other Information
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of American Financial Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited American Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Financial Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of American Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of American Financial Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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
As of December 31, 2025, the fair value of the Company’s fixed maturity securities totaled $11.14 billion, a portion of which are valued based on internally developed prices, using significant inputs not based on, or corroborated by, observable market information, or which are valued based on non-binding broker quotes. The fair values of these securities are determined by management applying the methodologies outlined in Note D to the consolidated financial statements. The credit spread applied by management for internally developed fixed maturity investment values and the lack of visibility into assumptions used in non-binding broker quotes are significant unobservable inputs, which create greater subjectivity when determining the fair values. Credit spread inputs are developed based on management’s review of trade activity for comparable securities and credit spreads over the treasury yield of securities with a similar duration.

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
As of December 31, 2025, the Company’s unpaid losses and loss adjustment expenses reserve liabilities net of reinsurance recoverables, net of allowance, (“reserves”) totaled $9.79 billion as disclosed in Note N to the consolidated financial statements. This liability represents management’s best estimate of the ultimate net cost of all unpaid losses and loss adjustment expenses and is determined by using case-basis evaluations, actuarial projections, and management’s judgment. Estimating the reserves is inherently judgmental and is influenced by factors that are subject to significant variation, particularly for lines of business that develop or are paid over a long period of time or that contain exposures with high potential severities, such as workers’ compensation, other liability, and asbestos and environmental.

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
February 25, 2026

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$1,727	$1,406
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $11,101 and $10,687; allowance for expected credit losses of $21 and $34)	11,052	10,398
Fixed maturities, trading at fair value	91	76
Equity securities, at fair value	785	751
Investments accounted for using the equity method	2,421	2,277
Mortgage loans	947	791
Real estate and other investments	159	153
Total cash and investments	17,182	15,852

Recoverables from reinsurers	5,528	5,176
Prepaid reinsurance premiums	1,089	1,013
Agents’ balances and premiums receivable	1,641	1,532
Deferred policy acquisition costs	333	320
Assets of managed investment entities	4,050	4,140
Other receivables	1,212	1,123
Other assets	1,280	1,375
Goodwill	327	305
Total assets	$32,642	$30,836

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$15,094	$14,179
Unearned premiums	3,736	3,584
Payable to reinsurers	1,195	1,191
Liabilities of managed investment entities	3,907	3,965
Long-term debt	1,820	1,475
Other liabilities	2,070	1,976
Total liabilities	27,822	26,370

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,422,202 and 83,978,258 shares outstanding	83	84
Capital surplus	1,430	1,411
Retained earnings	3,357	3,211
Accumulated other comprehensive income (loss), net of tax	(50)	(240)
Total shareholders’ equity	4,820	4,466
Total liabilities and shareholders’ equity	$32,642	$30,836

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(In Millions, Except Per Share Data)

	Year ended December 31,
	2025	2024	2023
Revenues:
Net earned premiums	$7,046	$7,036	$6,531
Net investment income	745	780	742
Realized gains (losses) on:
Securities	10	—	(36)
Subsidiaries	1	—	(4)
Income of managed investment entities:
Investment income	283	380	421
Gain (loss) on change in fair value of assets/liabilities	(26)	4	27
Other income	115	124	146
Total revenues	8,174	8,324	7,827

Costs and Expenses:
Losses and loss adjustment expenses	4,388	4,460	4,033
Commissions and other underwriting expenses	2,059	2,007	1,935
Interest charges on borrowed money	80	76	76
Expenses of managed investment entities	241	338	405
Other expenses	333	319	305
Total costs and expenses	7,101	7,200	6,754
Earnings before income taxes	1,073	1,124	1,073
Provision for income taxes	231	237	221
Net Earnings	$842	$887	$852

Earnings per Common Share:
Total basic earnings	$10.08	$10.57	$10.06
Total diluted earnings	$10.08	$10.57	$10.05
Average number of Common Shares:
Basic	83.5	83.9	84.7
Diluted	83.5	83.9	84.8

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In Millions)

	Year ended December 31,
	2025	2024	2023
Net earnings	$842	$887	$852

Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	164	61	176
Reclassification adjustment for realized (gains) losses included in net earnings	16	24	34
Total net unrealized gains (losses) on securities	180	85	210
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	1	(12)	(9)
Reclassification adjustment for investment income included in net earnings	7	19	21
Total net unrealized gains (losses) on cash flow hedges	8	7	12
Foreign currency translation adjustments	2	(13)	3
Pension and other postretirement plan adjustments	—	—	(1)
Other comprehensive income, net of tax	190	79	224

Comprehensive income	$1,032	$966	$1,076

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2022	85,204,006	$1,453	$3,142	$(543)	$4,052
Net earnings	—	—	852	—	852
Other comprehensive income	—	—	—	224	224
Dividends ($8.10 per share)	—	—	(687)	—	(687)
Shares issued:
Exercise of stock options	96,953	4	—	—	4
Restricted stock awards	165,513	—	—	—	—
Other benefit plans	104,207	13	—	—	13
Dividend reinvestment plan	20,614	3	—	—	3
Stock-based compensation expense	—	18	—	—	18
Shares acquired and retired	(1,872,544)	(34)	(179)	—	(213)
Shares exchanged — benefit plans	(64,060)	(1)	(7)	—	(8)
Forfeitures of restricted stock	(18,882)	—	—	—	—
Balance at December 31, 2023	83,635,807	$1,456	$3,121	$(319)	$4,258
Net earnings	—	—	887	—	887
Other comprehensive income	—	—	—	79	79
Dividends ($9.43 per share)	—	—	(791)	—	(791)
Shares issued:
Exercise of stock options	127,719	6	—	—	6
Restricted stock awards	157,681	—	—	—	—
Other benefit plans	100,716	13	—	—	13
Dividend reinvestment plan	22,740	3	—	—	3
Stock-based compensation expense	—	18	—	—	18
Shares exchanged — benefit plans	(53,573)	(1)	(6)	—	(7)
Forfeitures of restricted stock	(12,832)	—	—	—	—
Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466
Net earnings	—	—	842	—	842
Other comprehensive income	—	—	—	190	190
Dividends ($7.28 per share)	—	—	(608)	—	(608)
Shares issued:
Exercise of stock options	18,932	1	—	—	1
Restricted stock awards	166,297	—	—	—	—
Other benefit plans	105,123	13	—	—	13
Dividend reinvestment plan	17,932	2	—	—	2
Stock-based compensation expense	—	18	—	—	18
Shares acquired and retired	(799,398)	(15)	(84)	—	(99)
Shares exchanged — benefit plans	(43,505)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(21,437)	—	—	—	—
Balance at December 31, 2025	83,422,202	$1,513	$3,357	$(50)	$4,820

See notes to consolidated financial statements.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2025	2024	2023
Operating Activities:
Net earnings	$842	$887	$852
Adjustments:
Depreciation and amortization	86	81	78
Realized (gains) losses on investing activities	(12)	—	38
Net (purchases) sales of trading securities	7	(26)	(5)
Change in:
Reinsurance and other receivables	(628)	(769)	(794)
Other assets	62	10	(19)
Insurance claims and reserves	1,066	1,225	1,318
Payable to reinsurers	3	5	151
Other liabilities	44	(153)	72
Managed investment entities’ assets/liabilities	70	(80)	305
Other operating activities, net	(7)	(28)	(26)
Net cash provided by operating activities	1,533	1,152	1,970

Investing Activities:
Purchases of:
Fixed maturities	(2,984)	(2,136)	(2,005)
Equity securities	(65)	(187)	(146)
Mortgage loans	(211)	(191)	—
Other investments	(224)	(247)	(150)
Real estate, property and equipment	(135)	(133)	(72)
Businesses	(7)	(9)	(234)
Proceeds from:
Maturities and redemptions of fixed maturities	2,437	2,145	1,310
Repayments of mortgage loans	51	41	34
Sales of fixed maturities	124	124	650
Sales of equity securities	120	179	164
Sales of other investments	57	107	78
Sales of real estate, property and equipment	2	30	3
Cash and cash equivalents of businesses acquired	3	—	26
Managed investment entities:
Purchases of investments	(2,102)	(1,880)	(1,466)
Proceeds from sales and redemptions of investments	2,092	2,257	2,228
Other investing activities, net	7	(5)	(6)
Net cash provided by (used in) investing activities	(835)	95	414

Financing Activities:
Additional long-term borrowings	344	—	—
Reductions of long-term debt	—	—	(21)
Issuances of Common Stock	12	17	15
Repurchases of Common Stock	(99)	—	(213)
Cash dividends paid on Common Stock	(606)	(788)	(684)
Issuances of managed investment entities’ liabilities	2,993	2,336	670
Retirements of managed investment entities’ liabilities	(3,021)	(2,631)	(1,798)
Net cash used in financing activities	(377)	(1,066)	(2,031)
Net Change in Cash and Cash Equivalents	321	181	353
Cash and cash equivalents at beginning of year	1,406	1,225	872
Cash and cash equivalents at end of year	$1,727	$1,406	$1,225
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

A.    Accounting Policies

Basis of Presentation   The consolidated financial statements include the accounts of American Financial Group, Inc. and its subsidiaries (“AFG”). Certain reclassifications have been made to prior years to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to December 31, 2025, and prior to the filing of this Form 10-K, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Recently Adopted Accounting Standards   In 2025, AFG adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a retrospective basis. The updated accounting guidance expands income tax disclosures primarily related to the rate reconciliation and income taxes paid information. See Note L — “Income Taxes.”

In 2024, AFG adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”). See Note C — “Segments of Operations.”

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

AFG had nonrecurring fair value measurements for the purchase price allocations related to its acquisition of Radion Insurance Holdings, LLC in 2025 and two small acquisitions in 2024 (see Note B — “Acquisitions of Businesses”). These fair value measurements were based on significant inputs that are unobservable (Level 3). There were no other significant nonrecurring fair value measurements in 2025 or 2024.

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

Earnings Per Share   Although basic earnings per share only considers shares of Common Stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to AFG’s stock-based compensation plan: 2025 and 2024 – less than 0.1 million and 2023 – 0.1 million.

There were no anti-dilutive potential common shares related to the stock compensation plan or adjustments to net earnings in the calculation of diluted earnings per share for the years ended December 31, 2025, 2024 or 2023.

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

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in both 2025 and 2024 and 3% in 2023.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	2025	2024
Assets
Property and casualty insurance (*)	$27,654	$25,913
Other	4,988	4,923
Total assets	$32,642	$30,836
(*)Not allocable to sub-segments.

	2025	2024	2023
Revenues
Property and casualty insurance:
Net earned premiums:
Specialty
Property and transportation	$2,746	$2,826	$2,550
Specialty casualty	3,215	3,176	3,112
Specialty financial	1,085	1,034	869
Total net earned premiums	7,046	7,036	6,531
Net investment income	725	784	729
Other income	12	8	16
Total property and casualty insurance	7,783	7,828	7,276
Other	380	496	591
Total revenues before realized gains (losses)	8,163	8,324	7,867
Realized gains (losses) on securities	10	—	(36)
Realized gains (losses) on subsidiaries	1	—	(4)
Total revenues	$8,174	$8,324	$7,827

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2025	2024	2023
Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$335	$214	$174
Specialty casualty	129	279	348
Specialty financial	170	133	111
Other lines	(5)	(6)	(2)
Total underwriting (a)	629	620	631
Investment and other income, net	658	708	673
Total property and casualty insurance	1,287	1,328	1,304
Other (b)	(225)	(204)	(191)
Total earnings before realized gains (losses) and income taxes	1,062	1,124	1,113
Realized gains (losses) on securities	10	—	(36)
Realized gains (losses) on subsidiaries	1	—	(4)
Total earnings before income taxes	$1,073	$1,124	$1,073
(a)Significant segment expenses, which are losses and loss adjustment expenses and commissions and other underwriting expenses, are shown in the table below by sub-segment.
(b)Includes interest charges on borrowed money and other holding company expenses. Holding company expenses include special charges of $25 million, $14 million and $15 million in 2025, 2024 and 2023, respectively, to increase asbestos and environmental liabilities related to AFG’s former railroad and manufacturing operations and a gain on retirement of debt of $1 million in 2023.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions) for the years ended:

	2025	2024	2023
Property and casualty insurance:
Specialty:
Property and transportation:
Net earned premiums	$2,746	$2,826	$2,550
Losses and loss adjustment expenses	1,843	1,972	1,773
Commissions and other underwriting expenses	568	640	603
Underwriting profit	$335	$214	$174

Specialty casualty:
Net earned premiums	$3,215	$3,176	$3,112
Losses and loss adjustment expenses	2,151	2,045	1,914
Commissions and other underwriting expenses	935	852	850
Underwriting profit	$129	$279	$348

Specialty financial:
Net earned premiums	$1,085	$1,034	$869
Losses and loss adjustment expenses	389	432	328
Commissions and other underwriting expenses	526	469	430
Underwriting profit	$170	$133	$111

Other lines:
Losses and loss adjustment expenses	$5	$6	$2
Underwriting loss	$(5)	$(6)	$(2)

Total property and casualty insurance segment:
Net earned premiums	$7,046	$7,036	$6,531
Losses and loss adjustment expenses	4,388	4,455	4,017
Commissions and other underwriting expenses	2,029	1,961	1,883
Underwriting profit	$629	$620	$631

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

The contingent consideration liability related to the 2021 acquisition of Verikai, was measured using a weighted probability-based income approach which includes significant unobservable inputs and was classified as Level 3 and represented the fair value of the up to $50 million in potential acquisition-related contingent consideration. Due to slower than anticipated growth in the business supported by the Verikai technology, the fair value of this liability was reduced to zero in the third quarter of 2023. The $22 million gain from this change in fair value and a goodwill impairment charge of $26 million related to Verikai (see Note H — “Goodwill and Other Intangibles”) is included in realized gains (losses) on subsidiaries in AFG’s Statement of Earnings.

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

AFG’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value. AFG’s internal investment group includes approximately 25 investment professionals whose primary responsibility is to manage AFG’s investment portfolio. These professionals monitor individual investments as well as overall industries and are active in the financial markets on a daily basis. The group is led by AFG’s chief investment officer, who reports directly to one of AFG’s Co-CEOs. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by AFG’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, these investment managers consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. In addition, AFG communicates directly with the pricing services regarding the methods and assumptions used in pricing, including verifying, on a test basis, the inputs used by the service to value specific securities.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$157	$4	$—	$161
States, municipalities and political subdivisions	—	831	4	835
Foreign government	—	238	—	238
Residential MBS	—	2,744	3	2,747
Collateralized loan obligations	—	1,160	—	1,160
Other asset-backed securities	—	2,215	310	2,525
Corporate and other	1	2,990	395	3,386
Total AFS fixed maturities	158	10,182	712	11,052
Trading fixed maturities	—	66	25	91
Equity securities	478	51	256	785
Assets of managed investment entities (“MIE”)	310	3,725	15	4,050
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$946	$14,025	$1,008	$15,979
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	298	3,594	15	3,907
Other liabilities — derivatives	—	3	—	3
Total liabilities accounted for at fair value	$298	$3,597	$18	$3,913

December 31, 2024
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$173	$—	$—	$173
States, municipalities and political subdivisions	—	858	1	859
Foreign government	—	237	—	237
Residential MBS	—	1,988	1	1,989
Collateralized loan obligations	—	1,237	—	1,237
Other asset-backed securities	—	2,111	296	2,407
Corporate and other	12	3,014	470	3,496
Total AFS fixed maturities	185	9,445	768	10,398
Trading fixed maturities	—	50	26	76
Equity securities	419	40	292	751
Assets of managed investment entities	419	3,711	10	4,140
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$1,023	$13,247	$1,096	$15,366
Liabilities:
Contingent consideration — acquisitions	$—	$—	$2	$2
Liabilities of managed investment entities	402	3,553	10	3,965
Other liabilities — derivatives	—	18	—	18
Total liabilities accounted for at fair value	$402	$3,571	$12	$3,985

Approximately 6% of the total assets carried at fair value at December 31, 2025, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 88% ($883 million) of the total fair value of Level 3 assets at December 31, 2025. Approximately 70% ($614 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed Level 3 investments ($269 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 9% ($91 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 3% ($34 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during 2025, 2024 and 2023 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2024	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2025
AFS fixed maturities:
State and municipal	$1	$—	$—	$—	$(1)	$5	$(1)	$4
Residential MBS	1	—	—	—	—	2	—	3
Other asset-backed securities	296	—	9	63	(58)	—	—	310
Corporate and other	470	15	8	91	(172)	3	(20)	395
Total AFS fixed maturities	768	15	17	154	(231)	10	(21)	712
Trading fixed maturities	26	2	—	11	(14)	—	—	25
Equity securities	292	(1)	—	28	(23)	7	(47)	256
Assets of MIE	10	(5)	—	10	—	—	—	15
Total Level 3 assets	$1,096	$11	$17	$203	$(268)	$17	$(68)	$1,008

Contingent consideration — acquisitions	$(2)	$—	$—	$(2)	$1	$—	$—	$(3)
Total Level 3 liabilities	$(2)	$—	$—	$(2)	$1	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2023	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2024
AFS fixed maturities:
State and municipal	$2	$—	$—	$—	$(1)	$—	$—	$1
Residential MBS	2	—	—	—	—	—	(1)	1
Collateralized loan obligations	1	(1)	—	—	—	—	—	—
Other asset-backed securities	351	(1)	8	59	(100)	5	(26)	296
Corporate and other	380	16	6	105	(31)	4	(10)	470
Total AFS fixed maturities	736	14	14	164	(132)	9	(37)	768
Trading fixed maturities	—	2	—	24	—	—	—	26
Equity securities (*)	485	60	—	174	(57)	—	(370)	292
Assets of MIE	9	—	(5)	6	—	—	—	10
Total Level 3 assets	$1,230	$76	$9	$368	$(189)	$9	$(407)	$1,096

Contingent consideration — acquisitions	$(2)	$(1)	$—	$(1)	$2	$—	$—	$(2)
Total Level 3 liabilities	$(2)	$(1)	$—	$(1)	$2	$—	$—	$(2)
(*)Transfers out primarily relate to investments now accounted for using the equity method.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2022	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at December 31, 2023
AFS fixed maturities:
State and municipal	$5	$—	$—	$—	$(1)	$1	$(3)	$2
Residential MBS	9	1	(1)	—	(3)	5	(9)	2
Collateralized loan obligations	2	(2)	1	—	—	1	(1)	1
Other asset-backed securities	329	1	6	55	(39)	31	(32)	351
Corporate and other	319	(4)	5	92	(27)	8	(13)	380
Total AFS fixed maturities	664	(4)	11	147	(70)	46	(58)	736
Equity securities	427	15	—	121	(39)	—	(39)	485
Assets of MIE	11	(4)	—	2	—	—	—	9
Total Level 3 assets	$1,102	$7	$11	$270	$(109)	$46	$(97)	$1,230

Contingent consideration — acquisitions	$(25)	$23	$—	$—	$—	$—	$—	$(2)
Total Level 3 liabilities	$(25)	$23	$—	$—	$—	$—	$—	$(2)

Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements at December 31 are summarized below (in millions):

	Carrying	Fair Value
	Value	Total	Level 1	Level 2	Level 3
2025
Financial assets:
Cash and cash equivalents	$1,727	$1,727	$1,727	$—	$—
Mortgage loans	947	937	—	—	937
Total financial assets not accounted for at fair value	$2,674	$2,664	$1,727	$—	$937

Long-term debt	$1,820	$1,609	$—	$1,606	$3
Total financial liabilities not accounted for at fair value	$1,820	$1,609	$—	$1,606	$3

2024
Financial assets:
Cash and cash equivalents	$1,406	$1,406	$1,406	$—	$—
Mortgage loans	791	754	—	—	754
Total financial assets not accounted for at fair value	$2,197	$2,160	$1,406	$—	$754

Long-term debt	$1,475	$1,276	$—	$1,273	$3
Total financial liabilities not accounted for at fair value	$1,475	$1,276	$—	$1,273	$3

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E.    Investments

Available for sale fixed maturities at December 31 consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
December 31, 2025
Fixed maturities:
U.S. government and government agencies	$160	$—	$1	$—	$1	$161
States, municipalities and political subdivisions	853	—	8	(26)	(18)	835
Foreign government	236	—	2	—	2	238
Residential MBS	2,808	1	43	(103)	(60)	2,747
Collateralized loan obligations	1,167	5	1	(3)	(2)	1,160
Other asset-backed securities	2,539	5	29	(38)	(9)	2,525
Corporate and other	3,338	10	81	(23)	58	3,386
Total fixed maturities	$11,101	$21	$165	$(193)	$(28)	$11,052

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$176	$—	$—	$(3)	$(3)	$173
States, municipalities and political subdivisions	905	—	3	(49)	(46)	859
Foreign government	236	—	2	(1)	1	237
Residential MBS	2,122	1	22	(154)	(132)	1,989
Collateralized loan obligations	1,243	4	10	(12)	(2)	1,237
Other asset-backed securities	2,463	6	19	(69)	(50)	2,407
Corporate and other	3,542	23	42	(65)	(23)	3,496
Total fixed maturities	$10,687	$34	$98	$(353)	$(255)	$10,398

Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at December 31 (in millions):

	2025			2024
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$332	$365	$33	$304	$336	$32
Perpetual preferred stocks	398	420	22	380	415	35
Total equity securities carried at fair value	$730	$785	$55	$684	$751	$67

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

	Carrying Value		Net Investment Income
	December 31, 2025	December 31, 2024	2025	2024	2023
Real estate-related investments (*)	$1,431	$1,392	$12	$8	$85
Private equity	895	804	35	32	9
Private debt	95	81	9	6	5
Total investments accounted for using the equity method	$2,421	$2,277	$56	$46	$99
(*)87% and 88% of the carrying value relates to underlying investments in multi-family properties as of December 31, 2025 and December 31, 2024, respectively.

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
With respect to partnerships and similar investments, AFG had unfunded commitments of $456 million and $457 million as of December 31, 2025 and December 31, 2024, respectively.

The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
December 31, 2025
Fixed maturities:
U.S. government and government agencies	$—	$15	100%	$—	$44	100%
States, municipalities and political subdivisions	—	47	100%	(26)	426	94%
Foreign government	—	52	100%	—	5	100%
Residential MBS	(4)	186	98%	(99)	914	90%
Collateralized loan obligations	—	124	100%	(3)	147	98%
Other asset-backed securities	(1)	311	100%	(37)	803	96%
Corporate and other	(2)	174	99%	(21)	794	97%
Total fixed maturities	$(7)	$909	99%	$(186)	$3,133	94%

December 31, 2024
Fixed maturities:
U.S. government and government agencies	$—	$35	100%	$(3)	$105	97%
States, municipalities and political subdivisions	(5)	256	98%	(44)	470	91%
Foreign government	—	98	100%	(1)	50	98%
Residential MBS	(6)	452	99%	(148)	916	86%
Collateralized loan obligations	—	—	—%	(12)	247	95%
Other asset-backed securities	(4)	332	99%	(65)	1,217	95%
Corporate and other	(10)	605	98%	(55)	1,151	95%
Total fixed maturities	$(25)	$1,778	99%	$(328)	$4,156	93%

At December 31, 2025, the gross unrealized losses on fixed maturities of $193 million relate to approximately 850 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 96% of the gross unrealized loss and 96% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2025.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured securities (*)	Corporate and other	Total
Balance at December 31, 2022	$10	$1	$11
Provision for expected credit losses on securities with no previous allowance	1	8	9
Additions (reductions) to previously recognized expected credit losses	2	(1)	1
Reductions due to sales or redemptions	(4)	(5)	(9)
Balance at December 31, 2023	9	3	12
Provision for expected credit losses on securities with no previous allowance	1	25	26
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	(5)	(5)
Balance at December 31, 2024	11	23	34
Provision for expected credit losses on securities with no previous allowance	1	8	9
Additions to previously recognized expected credit losses	—	5	5
Reductions due to sales or redemptions	(1)	(26)	(27)
Balance at December 31, 2025	$11	$10	$21
(*)Includes residential MBS, collateralized loan obligations and other asset-backed securities (“ABS”).

AFG did not purchase any securities with expected credit losses in 2025, 2024 or 2023.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of December 31, 2025 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized Cost, net (*)	Fair Value
		Amount	%
Maturity
One year or less	$629	$626	6%
After one year through five years	2,320	2,342	21%
After five years through ten years	1,395	1,432	13%
After ten years	233	220	2%
	4,577	4,620	42%
CLOs and other ABS (average life of approximately 3.5 years)	3,696	3,685	33%
Residential MBS (average life of approximately 6 years)	2,807	2,747	25%
Total	$11,080	$11,052	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.
There were no investments in individual issuers that exceeded 10% of shareholders’ equity at December 31, 2025 or 2024.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows investment income earned and investment expenses incurred (in millions):

	2025	2024	2023
Investment income:
Fixed maturities:
Interest and amortization	$569	$544	$502
Change in fair value (*)	6	17	(3)
Equity securities:
Dividends	33	29	34
Change in fair value	(14)	57	36
Equity in earnings of partnerships and similar investments	56	46	99
Cash and cash equivalents	53	56	43
Mortgage loans	44	32	24
Other	23	21	23
Gross investment income	770	802	758
Investment expenses	(25)	(22)	(16)
Net investment income	$745	$780	$742
(*)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	2025				2024
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(5)	$(14)	$(19)	$227	$(5)	$(27)	$(32)	$108
Equity securities	31	—	31	—	32	—	32	—
Mortgage loans and other investments	—	(2)	(2)	—	—	—	—	—
Total pretax	26	(16)	10	227	27	(27)	—	108
Tax effects	(5)	3	(2)	(47)	(6)	6	—	(23)
Net of tax	$21	$(13)	$8	$180	$21	$(21)	$—	$85

	2023
	Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(35)	$(10)	$(45)	$267
Equity securities	10	—	10	—
Mortgage loans and other investments	—	(1)	(1)	—
Total pretax	(25)	(11)	(36)	267
Tax effects	5	3	8	(57)
Net of tax	$(20)	$(8)	$(28)	$210

All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during 2025, 2024 and 2023 on securities that were still owned at December 31 of each year as follows (in millions):

	2025	2024	2023
Included in realized gains (losses)	$19	$24	$(2)
Included in net investment income	(2)	56	36
	$17	$80	$34

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	2025	2024	2023
Gross gains	$7	$1	$5
Gross losses	(14)	(5)	(38)

F.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		December 31, 2025		December 31, 2024
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$1	$3	$1	$14

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	53	—	81	—
Total return swap	Other assets/Other liabilities	—	—	—	4
		$54	$3	$82	$18

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the active swaps expire between October 2026 and October 2034) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $464 million at December 31, 2025 compared to $1.05 billion at December 31, 2024, reflecting scheduled amortization, partially offset by one new swap entered into in 2025 ($12 million notional amount at issuance). Amounts reclassified from AOCI to net investment income were losses of $9 million, $24 million, and $26 million in 2025, 2024, and 2023, respectively. Based on a forward interest rate curve at December 31, 2025, management estimates that it will reclassify approximately $3 million of pre-tax net losses on interest rate swaps from AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $10 million and $27 million at December 31, 2025 and December 31, 2024, respectively, is included in other assets in AFG’s Balance Sheet.

The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and interest-only and principal-only MBS. AFG records the change in the fair value of these securities in net earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap in 2022. AFG’s Balance Sheet includes a liability of less than $1 million to return collateral related to the swap (included in other liabilities) and a $4 million receivable for collateral posted related to the swap (included in other assets) at December 31, 2025 and December 31, 2024, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives for 2025, 2024 and 2023 (in millions):

	Statement of Earnings Line	2025	2024	2023
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(9)	$(24)	$(26)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	2	(1)	(2)
Fixed maturities with embedded derivatives	Net investment income	6	17	(4)
Total return swap	Other expenses	14	9	13
Earnings (losses) on non-designated hedges		22	25	7
Total earnings (losses) on derivatives		$13	$1	$(19)

G.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 5.4% to 100% of the most subordinate debt tranche of ten active collateralized loan obligations (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $143 million (including $131 million invested in the most subordinate tranches) at December 31, 2025.

In 2025, AFG formed three new CLOs, which issued $1.22 billion face amount of liabilities (including $118 million face amount purchased by AFG). In 2024, AFG formed two new CLOs, which issued $813 million face amount of liabilities (including $73 million face amount purchased by AFG). In 2023, AFG formed one new CLO, which issued $407 million face amount of liabilities (including $16 million face amount purchased by AFG). In 2025, 2024 and 2023, six, one and four CLOs were substantially liquidated in accordance with the CLO indentures, respectively.

The following table shows a progression of the fair value of AFG's investment in CLO tranches and temporary warehousing entities (in millions):

	2025	2024	2023
Balance at beginning of period	$175	$177	$116
Purchases	186	133	67
Sales	(175)	(123)	—
Distributions	(48)	(45)	(33)
CLO earnings attributable to AFG	5	33	27
Balance at end of period	$143	$175	$177

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Year ended December 31,
	2025	2024	2023
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(75)	$(2)	$144
Liabilities	49	6	(117)
Management fees paid to AFG	11	13	16
CLO earnings attributable to AFG	5	33	27
(*)Included in revenues in AFG’s Statement of Earnings.
The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $77 million and $66 million at December 31, 2025 and 2024, respectively. The carrying value of the CLOs’ debt (excluding the most subordinated tranches) exceeded the aggregate unpaid principal balance by $13 million and $36 million at those dates, respectively. At December 31, 2025, the CLO assets did not include any loans in default for which the CLOs are not accruing interest compared to an aggregate fair value of $3 million of loans in default (with an aggregate unpaid principal balance of $5 million) at December 31, 2024.

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.16 billion at December 31, 2025 and $1.24 billion at December 31, 2024.

H.    Goodwill and Other Intangibles

Changes in the carrying value of goodwill are presented in the following table (in millions):

Balance at December 31, 2023 and 2024	$305
Purchase of Radion	22
Balance at December 31, 2025	$327

AFG recorded a goodwill impairment charge of $26 million in 2023 related to its investment in Verikai (included in the property and casualty insurance segment). The impairment indicator was slower than anticipated growth in the business supported by the Verikai technology relative to what was projected at acquisition. Management utilized the discounted cash flow method of the income approach to calculate the impairment charge. This charge and the impact of reducing the fair value of the contingent consideration related to the Verikai acquisition (see Note D — “Fair Value Measurements”) are included in realized gains (losses) on subsidiaries in AFG’s Statement of Earnings.

Included in other assets in AFG’s Balance Sheet is $189 million at December 31, 2025 and $203 million at December 31, 2024 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $75 million and $59 million, respectively. Amortization of intangibles was $20 million in both 2025 and 2024 and $15 million in 2023. In 2025, AFG wrote off $2 million of amortizable intangible assets that became obsolete in connection with certain changes in AFG’s business (included in realized gains (losses) on subsidiaries in AFG’s Statement of Earnings).

Future amortization of intangibles (weighted average amortization period of 5 years) is estimated to be $20 million per year in 2026, $22 million in 2027, $19 million in 2028, $18 million in 2029, $17 million in 2030 and $93 million thereafter.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
I.    Long-Term Debt

Long-term debt consisted of the following at December 31 (in millions):

	2025			2024
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.00% Senior Notes due September 2035	350	(6)	344	—	—	—
5.25% Senior Notes due April 2030	253	(3)	250	253	(4)	249
Other	3	—	3	3	—	3
	1,173	(10)	1,163	823	(5)	818

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,848	$(28)	$1,820	$1,498	$(23)	$1,475

At December 31, 2025, scheduled principal payments on debt for the subsequent five years and thereafter are as follows: 2026 — none; 2027 — none; 2028 — none; 2029 — none; 2030 — $253 million and thereafter — $1.60 billion.

In September 2025, AFG issued $350 million in 5.00% Senior Notes due in 2035. The net proceeds of this offering were used for general corporate purposes.

During 2023, AFG repurchased $15 million principal amount of its 4.50% Senior Notes due in June 2047 for $13 million and $8 million principal amount of its 5.25% Senior Notes due in April 2030 for $8 million in open market transactions.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at December 31, 2025 or December 31, 2024.

Cash interest payments on long-term debt were $74 million in each of 2025, 2024 and 2023.

J.    Leases

AFG and its subsidiaries lease real estate that is primarily used for office space and, to a lesser extent, equipment under operating lease arrangements. Most of AFG’s real estate leases include an option to extend or renew the lease term at AFG’s option. The operating lease liability includes lease payments related to options to extend or renew the lease term if AFG is reasonably certain of exercising those options. Lease payments are discounted using the implicit discount rate in the lease. If the implicit discount rate for the lease cannot be readily determined, AFG uses an estimate of its incremental secured borrowing rate. AFG did not have any material contracts accounted for as finance or short-term leases at December 31, 2025 or December 31, 2024.

AFG’s operating lease right-of-use asset and operating lease liability are included in other assets and other liabilities, respectively, in AFG’s Balance Sheet at December 31 and are presented in the following table (in millions):

	2025	2024
Right-of-use asset	$198	$212
Lease liability	216	232

Operating lease expense was $42 million, $41 million and $36 million in December 31, 2025, 2024 and 2023, respectively.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Other operating lease information for the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Cash paid for lease liabilities reported in operating cash flows	$46	$40	$38
Right-of-use assets obtained under new leases	18	68	102

The following table presents the undiscounted contractual maturities of AFG’s operating lease liability at December 31, 2025 (in millions):

Operating lease payments:
2026	$39
2027	36
2028	31
2029	26
2030	22
Thereafter	150
Total lease payments	304
Impact of discounting	(88)
Operating lease liability	$216

Weighted-average remaining lease term	12.1 years
Weighted-average discount rate	5.3%

K.    Shareholders’ Equity

AFG is authorized to issue 12.5 million shares of Voting Preferred Stock and 12.5 million shares of Nonvoting Preferred Stock, each without par value.

Stock Incentive Plan   Under AFG’s stock incentive plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. At December 31, 2025, there were 2.2 million shares of AFG Common Stock reserved for issuance under AFG’s stock incentive plan.

The restricted Common Stock that AFG has granted generally vests over a four-year period. Data relating to grants of restricted stock is presented below:

	Shares	Average Grant Date Fair Value
Outstanding at January 1, 2025	566,364	$125.61
Granted	166,297	$121.89
Vested	(135,042)	$111.95
Forfeited	(21,437)	$128.19
Outstanding at December 31, 2025	576,182	$127.65

The total fair value of restricted stock that vested during 2025, 2024 and 2023 was $16 million, $19 million and $25 million, respectively.

AFG does not have any stock options outstanding at December 31, 2025 and has not granted any stock options since 2015. The total intrinsic value of options exercised during 2025, 2024 and 2023 was $1 million, $10 million and $8 million, respectively. During 2025, 2024 and 2023, AFG received $1 million, $6 million and $4 million, respectively, in cash from the exercise of stock options. The total tax benefit related to the exercises was less than $1 million, $2 million and $1 million during those years, respectively.

Total compensation expense related to the stock incentive plan was $18 million for 2025, 2024 and 2023. AFG’s provision for income tax includes tax benefits of $5 million in 2025, $7 million in 2024 and $6 million in 2023 related to AFG’s stock incentive plan. At December 31, 2025, there was $32 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted average of 2.4 years.

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

The progression of the components of accumulated other comprehensive income (loss) follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Year ended December 31, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$206	$(42)	$164
Reclassification adjustment for realized (gains) losses included in net earnings (*)		21	(5)	16
Total net unrealized gains (losses) on securities	$(202)	227	(47)	180	$(22)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		1	—	1
Reclassification adjustment for investment income included in net earnings (*)		9	(2)	7
Total net unrealized gains (losses) on cash flow hedges	(10)	10	(2)	8	(2)
Foreign currency translation adjustments	(30)	2	—	2	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(240)	$239	$(49)	$190	$(50)

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Year ended December 31, 2024
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$77	$(16)	$61
Reclassification adjustment for realized (gains) losses included in net earnings (*)		31	(7)	24
Total net unrealized gains (losses) on securities	$(287)	108	(23)	85	$(202)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(16)	4	(12)
Reclassification adjustment for investment income included in net earnings (*)		24	(5)	19
Total net unrealized gains (losses) on cash flow hedges	(17)	8	(1)	7	(10)
Foreign currency translation adjustments	(17)	(12)	(1)	(13)	(30)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(319)	$104	$(25)	$79	$(240)

Year ended December 31, 2023
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$224	$(48)	$176
Reclassification adjustment for realized (gains) losses included in net earnings (*)		43	(9)	34
Total net unrealized gains (losses) on securities	$(497)	267	(57)	210	$(287)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(11)	2	(9)
Reclassification adjustment for investment income included in net earnings (*)		26	(5)	21
Total net unrealized gains (losses) on cash flow hedges	(29)	15	(3)	12	(17)
Foreign currency translation adjustments	(20)	2	1	3	(17)
Pension and other postretirement plan adjustments	3	(1)	—	(1)	2
Total	$(543)	$283	$(59)	$224	$(319)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Pretax - Net unrealized gains (losses) on pension and other postretirement plans	Other expenses
Tax	Provision for income taxes

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	2025		2024		2023
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$1,073		$1,124		$1,073

Income taxes at statutory rate	$225	21%	$236	21%	$225	21%
Effect of:
State and local income taxes, net of federal income tax effect (*)	11	1%	9	1%	8	1%
Foreign tax effects	(1)	—%	—	—%	—	—%
Changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Cross-border tax laws	(1)	—%	2	—%	(3)	—%
Income tax credits	(3)	—%	(2)	—%	(3)	—%
Changes in valuation allowance	(5)	—%	(2)	—%	(2)	—%
Impact of nontaxable or nondeductible items:
Tax preference investments	(6)	—%	(6)	(1%)	(7)	(1%)
Other	5	—%	1	—%	2	—%
Changes in unrecognized income tax benefits	3	—%	(1)	—%	—	—%
Other adjustments	3	—%	—	—%	1	—%
Provision for income taxes as shown in the statement of earnings	$231	22%	$237	21%	$221	21%
(*)State taxes in California and Florida represent the majority (greater than 50%) of the state and local net tax effect in 2025. State taxes in Florida and Illinois represent the majority of the state and local net tax effect in both 2024 and 2023.

In 2025, AFG recorded $7 million in net tax expense related to a pending state income tax examination regarding the sale of a subsidiary in a prior year. In 2024, AFG recorded $4 million in net tax expense related to a pending IRS settlement regarding the sale of a different subsidiary in a prior year.

The One Big Beautiful Bill Act (enacted on July 4, 2025), among other things, extends many of the federal tax provisions of the 2017 Tax Cuts and Jobs Act and contains provisions that accelerate the timing of certain tax deductions with an offsetting impact to deferred taxes and no impact on total income tax expense. Management does not expect the tax provisions of the bill to be material to AFG’s results of operations in future periods.

The federal excise tax on stock repurchases (in excess of any issuances) is recorded as part of the cost of the repurchases directly in shareholders’ equity.

The Organisation for Economic Co-operation and Development (“OECD”) proposed a global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. Due to AFG’s limited international operations, management does not believe Pillar Two will have a material impact on AFG’s results of operations.

AFG’s 2014 — 2018 and 2021 — 2025 tax years remain subject to examination by the IRS.

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The table below highlights the portion of AFG’s earnings before income taxes that is subject to income taxes outside the United States (in millions):

	2025	2024	2023
U.S. only	$1,031	$1,088	$1,041
Foreign jurisdictions	42	36	32
Total earnings before income taxes	$1,073	$1,124	$1,073

The total income tax provision consists of (in millions):

	2025	2024	2023
Current taxes:
U.S. federal	$168	$217	$169
U.S. state and local	17	11	9
Foreign	5	1	6
Total current tax expense	190	229	184
Deferred taxes:
U.S. federal	41	8	37
Total deferred tax expense	41	8	37
Total income tax provision:
U.S. federal	209	225	206
U.S. state and local	17	11	9
Foreign	5	1	6
Total income tax provision	$231	$237	$221

For income tax purposes, AFG and its subsidiaries had the following carryforwards available at December 31, 2025 (in millions):

	Expiring	Amount
Operating Loss – U.S.	2041 - 2045	$14
Operating Loss – U.S.	indefinite	23
Operating Loss – United Kingdom	indefinite	36	(*)
(*)£27 million

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred income tax assets and liabilities reflect temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The significant components of deferred tax assets and liabilities included in AFG’s Balance Sheet at December 31 were as follows (in millions):

	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$8	$2
Foreign underwriting losses	9	10
Insurance claims and reserves	300	283
Employee benefits	117	114
Lease liabilities	41	45
Other, net	29	20
Total deferred tax assets before valuation allowance	504	474
Valuation allowance against deferred tax assets	(12)	(11)
Total deferred tax assets	492	463
Deferred tax liabilities:
Investment securities	(324)	(233)
Deferred policy acquisition costs	(76)	(73)
Insurance claims and reserves transition liability	—	(4)
Lease right of use assets	(37)	(42)
Real estate, property and equipment	(42)	(7)
Total deferred tax liabilities	(479)	(359)
Net deferred tax asset	$13	$104

AFG’s net deferred tax asset at December 31, 2025 and 2024 is included in other assets in AFG’s Balance Sheet. The decrease in AFG’s net deferred tax asset at December 31, 2025 compared to December 31, 2024 reflects lower net unrealized losses on fixed maturities and the increase in fair value of equity securities and carrying value of limited partnership investments still owned.

The likelihood of realizing deferred tax assets is reviewed periodically. Any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

At December 31, 2025, there are unrecognized tax benefits and related interest and penalties of $3 million (all related to penalties) that, if recognized, would impact the effective tax rate. At December 31, 2024, there were no unrecognized tax benefits or related interest and penalties. There were unrecognized tax benefits and related interest and penalties of less than $1 million at December 31, 2023.

Cash payments for income taxes, net of refunds, were as follows (in millions):

	2025	2024	2023
U.S. federal	$150	$187	$188
U.S. state and local	14	12	10
Foreign	4	2	3
Total cash payments for income taxes, net of refunds	$168	$201	$201

M.    Contingencies

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

At December 31, 2025, APU had liabilities for environmental and personal injury claims and other contingencies aggregating $101 million. The environmental claims consist of a number of proceedings and claims seeking to impose responsibility for hazardous waste remediation costs related to certain sites formerly owned or operated by the railroad

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
and manufacturing operations. Remediation costs are difficult to estimate for a number of reasons, including the number and financial resources of other potentially responsible parties, the range of costs for remediation alternatives, changing technology and the time period over which these matters develop. The personal injury claims and other contingencies include pending and expected claims, primarily by former employees of PCTC, for injury or disease allegedly caused by exposure to excessive noise, asbestos or other substances in the workplace and other labor disputes. At December 31, 2025, GAFRI had a liability of $8 million for environmental costs and certain other matters associated with the sales of its former manufacturing operations.

AFG completed in-depth internal reviews of its asbestos and environmental (“A&E”) reserves in the third quarters of 2025, 2024 and 2023. The 2025, 2024 and 2023 internal reviews resulted in pretax special A&E charges of $25 million, $14 million and $15 million, respectively, for the former railroad and manufacturing operations.

Establishing property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims is subject to uncertainties that are significantly greater than those presented by other types of claims. For this group of claims, traditional actuarial techniques that rely on historical loss development trends cannot be used and a range of reasonably possible losses cannot be estimated. The property and casualty group’s liability (included in unpaid losses and loss adjustment expenses) for A&E reserves was $460 million at December 31, 2025; related recoverables from reinsurers (net of allowances) at that date were $113 million.

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

In determining management’s best estimate of the ultimate liability, management (with the assistance of Company actuaries) considers items such as the effect of inflation on medical, hospitalization, material, repair and replacement costs, the nature and maturity of lines of insurance, general economic trends and the legal environment. In addition, historical trends adjusted for changes in underwriting standards, policy provisions, product mix and other factors are analyzed using actuarial reserve development techniques. Weighing all of the factors, the management team determines a single or “point” estimate that it records as its best estimate of the ultimate liability. Ranges of loss reserves are not developed by Company actuaries. This reserve analysis and review is completed each quarter for almost every business within AFG’s property and casualty insurance sub-segments.

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

Some of the standard actuarial methods employed for the quarterly reserve analysis may include (but may not be limited to):
•Case Incurred Development Method
•Paid Development Method
•Bornhuetter-Ferguson Method
•Incremental Paid LAE to Paid Loss Method

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

The liability for losses and LAE for a very limited number of claims with long-term scheduled payments under certain workers’ compensation policies has been discounted at 4.5% at both December 31, 2025 and December 31, 2024, which represents an approximation of long-term investment yields. Because of the limited amount of claims involved, the net impact of discounting did not materially impact AFG’s total liability for unpaid losses and loss adjustment expenses (net reductions from discounting of $8 million at both December 31, 2025 and December 31, 2024).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table provides an analysis of changes in the liability for losses and loss adjustment expenses over the past three years (in millions):

	2025	2024	2023
Balance at beginning of period	$14,179	$13,087	$11,974
Less reinsurance recoverables, net of allowance	4,957	4,288	3,767
Net liability at beginning of period	9,222	8,799	8,207
Provision for losses and LAE occurring in the current year	4,469	4,524	4,256
Net decrease in the provision for claims of prior years	(81)	(64)	(223)
Total losses and LAE incurred	4,388	4,460	4,033
Payments for losses and LAE of:
Current year	(1,330)	(1,497)	(1,261)
Prior years	(2,488)	(2,537)	(2,181)
Total payments	(3,818)	(4,034)	(3,442)
Foreign currency translation and other	(4)	(3)	1
Net liability at end of period	9,788	9,222	8,799
Add back reinsurance recoverables, net of allowance	5,306	4,957	4,288
Gross unpaid losses and LAE included in the balance sheet	$15,094	$14,179	$13,087

The net decrease in the provision for claims of prior years in 2025 reflects (i) lower than anticipated losses in the crop business, lower than expected claim severity in the aviation and ocean marine businesses and lower than anticipated claim frequency and severity in the property and inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation and executive liability businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the surety, fidelity and trade credit businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim severity in the excess and surplus, social services, excess liability, public sector and general liability businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years in 2024 reflects (i) lower than anticipated losses in the crop business, lower than expected claim severity in the property and inland marine and aviation businesses and lower than anticipated claim frequency and severity in the ocean marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses and lower than expected claim frequency and severity in the executive liability business (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the financial institutions and fidelity businesses and lower than expected claim frequency in the trade credit business (within the Specialty financial sub-segment). This favorable development was partially offset by (i) higher than anticipated claim frequency and severity in the umbrella and excess liability and social services businesses and higher than expected claim severity in the public sector and general liability businesses (within the Specialty casualty sub-segment) and (ii) higher than anticipated claim severity in the innovative markets and surety businesses (within the Specialty financial sub-segment).

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

A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid losses and LAE, with separate disclosure of reinsurance recoverables on unpaid claims is shown below (in millions):

2025
Unpaid losses and allocated LAE, net of reinsurance:
Specialty
Property and transportation	$1,847
Specialty casualty	6,177
Specialty financial	460
Total Specialty (excluding foreign reserves)	8,484

Other reserves
Foreign operations	443
A&E reserves	347
Unallocated LAE	455
Other	59
Total other reserves	1,304
Total reserves, net of reinsurance	9,788

Add back reinsurance recoverables, net of allowance	5,306
Gross unpaid losses and LAE included in the balance sheet	$15,094

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

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Property and transportation
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2025
	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$753	$723	$720	$713	$700	$694	$695	$695	$692	$690	$70	121,425
2017		897	855	850	829	822	826	825	823	820	56	141,054
2018			942	912	897	886	891	886	888	890	52	130,840
2019				1,125	1,071	1,062	1,065	1,068	1,070	1,070	59	154,461
2020					1,053	983	969	962	963	964	71	122,348
2021						1,130	1,034	1,033	1,038	1,034	86	123,890
2022							1,409	1,335	1,329	1,313	104	138,424
2023								1,502	1,408	1,397	149	145,066
2024									1,614	1,558	247	175,137
2025										1,462	564	135,480
									Total	$11,198

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	% (a)
2016	$295	$524	$580	$622	$645	$661	$670	$676	$679	$681	98.7%
2017		381	643	699	738	760	788	799	809	811	98.9%
2018			400	680	744	787	831	845	859	873	98.1%
2019				529	829	911	967	1,006	1,032	1,046	97.8%
2020					462	728	808	866	905	929	96.4%
2021						449	770	872	941	972	94.0%
2022							588	1,024	1,128	1,184	90.2%
2023								564	1,070	1,176	84.2%
2024									681	1,173	75.3%
2025										528	36.1%
									Total	$9,373
				Unpaid losses and LAE — years 2016 through 2025						1,825
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								22
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$1,847

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	44.0%	31.6%	7.9%	5.4%	3.6%	2.4%	1.4%	1.2%	0.3%	0.3%
Cumulative	44.0%	75.6%	83.5%	88.9%	92.5%	94.9%	96.3%	97.5%	97.8%	98.1%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2025).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty casualty
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2025
	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,184	$1,176	$1,175	$1,165	$1,160	$1,140	$1,118	$1,107	$1,106	$1,115	$49	56,921
2017		1,264	1,277	1,267	1,263	1,243	1,227	1,231	1,250	1,260	81	57,594
2018			1,352	1,386	1,382	1,345	1,359	1,364	1,365	1,365	120	59,771
2019				1,401	1,404	1,419	1,380	1,391	1,408	1,397	137	60,242
2020					1,463	1,436	1,374	1,344	1,357	1,368	194	54,981
2021						1,507	1,518	1,469	1,451	1,426	274	57,465
2022							1,617	1,635	1,652	1,678	413	60,252
2023								1,818	1,841	1,853	639	64,764
2024									1,826	1,828	850	64,130
2025										1,924	1,291	57,463
									Total	$15,214

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	% (a)
2016	$195	$433	$611	$755	$854	$925	$965	$1,000	$1,014	$1,031	92.5%
2017		208	438	638	803	890	972	1,036	1,095	1,128	89.5%
2018			218	494	675	832	953	1,060	1,125	1,173	85.9%
2019				219	473	693	848	984	1,079	1,166	83.5%
2020					196	465	652	814	971	1,064	77.8%
2021						199	462	668	861	1,013	71.0%
2022							208	536	829	1,038	61.9%
2023								275	650	924	49.9%
2024									281	647	35.4%
2025										264	13.7%
									Total	$9,448
				Unpaid losses and LAE — years 2016 through 2025						5,766
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								411
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$6,177

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	15.0%	19.5%	15.2%	12.3%	9.4%	6.9%	4.9%	3.8%	1.9%	1.5%
Cumulative	15.0%	34.5%	49.7%	62.0%	71.4%	78.3%	83.2%	87.0%	88.9%	90.4%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2025).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Specialty financial
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2025
	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$180	$184	$187	$182	$174	$170	$173	$172	$172	$173	$—	45,187
2017		214	216	212	209	204	203	210	210	213	6	48,850
2018			213	218	220	208	202	199	198	196	2	46,818
2019				195	199	191	187	183	179	177	3	41,979
2020					232	216	203	194	192	187	6	29,793
2021						224	202	187	180	172	8	27,502
2022							244	235	223	215	19	24,155
2023								311	331	335	74	24,686
2024									385	363	83	23,858
2025										359	154	17,220
									Total	$2,390

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	% (a)
2016	$87	$142	$159	$162	$163	$164	$171	$172	$172	$173	100.0%
2017		120	169	187	195	194	193	195	196	199	93.4%
2018			112	163	187	188	193	194	194	195	99.5%
2019				99	146	164	168	170	173	173	97.7%
2020					100	144	160	162	167	174	93.0%
2021						98	136	147	156	162	94.2%
2022							108	164	187	193	89.8%
2023								150	230	249	74.3%
2024									176	247	68.0%
2025										166	46.2%
									Total	$1,931
				Unpaid losses and LAE — years 2016 through 2025						459
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								1
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$460

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	52.0%	24.7%	9.0%	2.5%	1.7%	1.2%	1.2%	0.5%	0.7%	0.6%
Cumulative	52.0%	76.7%	85.7%	88.2%	89.9%	91.1%	92.3%	92.8%	93.5%	94.1%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2025).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Total Specialty Group
(Dollars in Millions)

	Incurred Claims and Allocated LAE, Net of Reinsurance										As of December 31, 2025
	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)										Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$2,117	$2,083	$2,082	$2,060	$2,034	$2,004	$1,986	$1,974	$1,970	$1,978	$119	223,533
2017		2,375	2,348	2,329	2,301	2,269	2,256	2,266	2,283	2,293	143	247,498
2018			2,507	2,516	2,499	2,439	2,452	2,449	2,451	2,451	174	237,429
2019				2,721	2,674	2,672	2,632	2,642	2,657	2,644	199	256,682
2020					2,748	2,635	2,546	2,500	2,512	2,519	271	207,122
2021						2,861	2,754	2,689	2,669	2,632	368	208,857
2022							3,270	3,205	3,204	3,206	536	222,831
2023								3,631	3,580	3,585	862	234,516
2024									3,825	3,749	1,180	263,125
2025										3,745	2,009	210,163
									Total	$28,802

	Cumulative Paid Claims and Allocated LAE, Net of Reinsurance
Accident Year	For the Years Ended (2016–2024 is Supplementary Information and Unaudited)
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	% (a)
2016	$577	$1,099	$1,350	$1,539	$1,662	$1,750	$1,806	$1,848	$1,865	$1,885	95.3%
2017		709	1,250	1,524	1,736	1,844	1,953	2,030	2,100	2,138	93.2%
2018			730	1,337	1,606	1,807	1,977	2,099	2,178	2,241	91.4%
2019				847	1,448	1,768	1,983	2,160	2,284	2,385	90.2%
2020					758	1,337	1,620	1,842	2,043	2,167	86.0%
2021						746	1,368	1,687	1,958	2,147	81.6%
2022							904	1,724	2,144	2,415	75.3%
2023								989	1,950	2,349	65.5%
2024									1,138	2,067	55.1%
2025										958	25.6%
									Total	$20,752
				Unpaid losses and LAE — years 2016 through 2025						8,050
		Unpaid losses and LAE — 11th year and prior (excluding unallocated LAE)								434
		Unpaid losses and LAE, net of reinsurance (excluding unallocated LAE)								$8,484

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Annual	29.2%	24.6%	11.9%	9.0%	6.6%	4.8%	3.3%	2.6%	1.3%	1.0%
Cumulative	29.2%	53.8%	65.7%	74.7%	81.3%	86.1%	89.4%	92.0%	93.3%	94.3%
(a)Represents the cumulative percentage paid of incurred claims and allocated LAE (net of reinsurance, as estimated at December 31, 2025).

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Deferred Policy Acquisition Costs   Included in commissions and other underwriting expenses in AFG’s Statement of Earnings is amortization of deferred policy acquisition costs of $775 million, $766 million, and $720 million in 2025, 2024 and 2023, respectively.

Statutory Information   AFG’s U.S.-based insurance subsidiaries are required to file financial statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Net earnings and capital and surplus on a statutory basis for the insurance subsidiaries were as follows (in millions):

	Net Earnings			Capital and Surplus
	2025	2024	2023	2025	2024
Property and casualty companies	$1,052	$974	$1,004	$4,968	$4,614

The National Association of Insurance Commissioners’ (“NAIC”) model law for risk-based capital (“RBC”) applies to property and casualty insurance companies. RBC formulas determine the amount of capital that an insurance company needs so that it has an acceptable expectation of not becoming financially impaired. Companies below specific trigger points or ratios are subject to regulatory action. At December 31, 2025 and 2024, the capital ratios of all AFG insurance companies substantially exceeded the RBC requirements. AFG’s insurance companies did not use any prescribed or permitted statutory accounting practices that differed from the NAIC statutory accounting practices at December 31, 2025 or 2024.

Payments of dividends by AFG’s insurance companies are subject to various state laws that limit the amount of dividends that can be paid. Under applicable restrictions, the maximum amount of dividends available to AFG in 2026 from its insurance subsidiaries without seeking regulatory approval is $1.08 billion. Additional amounts of dividends require regulatory approval.

Cash and securities owned by U.S.-based insurance subsidiaries, having a carrying value of approximately $1.23 billion at December 31, 2025, were on deposit as required by regulatory authorities.

Holding Company Dividends   AFG declared and paid Common Stock dividends to shareholders totaling $608 million, $791 million and $687 million in 2025, 2024 and 2023, respectively. Currently, there are no regulatory restrictions on AFG’s retained earnings or net earnings that materially impact its ability to pay dividends. Based on shareholders’ equity at December 31, 2025, AFG could pay dividends of approximately $1.80 billion without violating its most restrictive debt covenant. However, the payment of future dividends will be at the discretion of AFG’s Board of Directors and will be dependent on many factors including AFG’s financial condition and results of operations, the capital requirements of its insurance subsidiaries and rating agency commitments.

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

	2025	2024	2023
Direct premiums written	$10,342	$9,933	$9,309
Reinsurance assumed	352	600	347
Reinsurance ceded	(3,584)	(3,394)	(2,964)
Net written premiums	$7,110	$7,139	$6,692

Direct premiums earned	$10,213	$9,763	$9,133
Reinsurance assumed	347	611	321
Reinsurance ceded	(3,514)	(3,338)	(2,923)
Net earned premiums	$7,046	$7,036	$6,531

Reinsurance recoveries	$2,527	$3,040	$2,336

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Recoverables from Reinsurers and Premiums Receivable Progressions of the allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers			Premiums Receivable
	2025	2024	2023	2025	2024	2023
Balance at January 1	$11	$10	$8	$19	$15	$8
Increase in allowance from acquisition of CRS	—	—	—	—	—	4
Provision for expected credit losses	(1)	1	2	1	5	3
Write-offs charged against the allowance	—	—	—	—	(1)	—
Balance at December 31	$10	$11	$10	$20	$19	$15

O.    Additional Information

Financial Instruments — Unfunded Commitments   On occasion, AFG and its subsidiaries have entered into financial instrument transactions that may present off-balance-sheet risks of both a credit and market risk nature. These transactions include commitments to fund loans, loan guarantees and commitments to purchase and sell securities or loans. At December 31, 2025, AFG and its subsidiaries had commitments to fund credit facilities and contribute capital to limited partnerships and limited liability corporations of approximately $616 million.

Benefit Plans   AFG expensed approximately $71 million in 2025, $68 million in 2024 and $63 million in 2023 for its retirement and employee savings plans.

PART III
The information required by the following Items will be included in AFG’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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
Schedules filed herewith for 2025, 2024, and 2023:
Page
		II — Condensed Financial Information of Registrant	S-3
		III — Supplementary Insurance Information	S-5

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the information required thereby is set forth in the Financial Statements or the notes thereto.

	3.	Exhibits — See Exhibit Index on the next page.

INDEX TO EXHIBITS

AMERICAN FINANCIAL GROUP, INC.

Number	Exhibit Description
3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3.A to AFG’s Form 10-K for 2019.	(*)
3(b)	Amended and Restated Code of Regulations, filed as Exhibit 3.1 to the Form 8-K filed on April 1, 2020.	(*)
4	Instruments defining the rights of security holders.	Registrant has no outstanding debt issues exceeding 10% of the assets of Registrant and consolidated subsidiaries.
Material Contracts:
10(a)	Form of Amended and Restated Non-Employee Directors Compensation Plan
10(b)	Deferred Compensation Plan Amended and Restated as of January 1, 2022 filed as Exhibit 10 to the Form S-8 Registration Statement (File No. 333-268292) filed by AFG on November 10, 2022.	(*)
10(c)	Annual Senior Executive Bonus Plan, filed as Exhibit 10(c) to AFG’s Form 10-K for 2024.	(*)
10(d)	Amended and Restated Nonqualified Auxiliary RASP, filed as Exhibit 10(f) to AFG’s Form 10-K for 2008.	(*)
10(e)	Amended and Restated 2015 Stock Incentive Plan, filed as Exhibit 10.1 to the Form 8-K filed by AFG on May 23, 2025.	(*)
10(f)	Senior Executive Long Term Incentive Compensation Plan, filed as Appendix A to AFG’s Proxy Statement filed on April 1, 2016	(*)
10(g)	2026 Senior Executive Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Form 8-K filed by AFG on February 18, 2026	(*)
10(h)
Amended and Restated Credit Agreement entered into among American Financial Group, Inc., the Bank of America, N.A., as Administrative Agent, and several lenders, filed as Exhibit 10.1 to AFG’s Form 8-K filed on June 27, 2023.
(*)
19	AFG Insider Trading Policy, filed as Exhibit 19 to AFG’s Form 10-K for 2024.	(*)
21	Subsidiaries of the Registrant.
23	Consent of independent registered public accounting firm.
31(a)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	American Financial Group, Inc. Executive Officer Clawback Policy, filed as Exhibit 97 to AFG’s Form 10-K for 2023.	(*)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Incorporated herein by reference.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(In Millions)

Condensed Balance Sheet

	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$335	$283
Investment in securities	128	42
Investment in subsidiaries (*)	6,203	5,681
Real estate and other investments	66	64
Other assets	256	219
Total assets	$6,988	$6,289

Liabilities and Equity:
Long-term debt	$1,820	$1,475
Other liabilities	348	348
Shareholders’ equity	4,820	4,466
Total liabilities and equity	$6,988	$6,289

Condensed Statement of Earnings

	Year ended December 31,
	2025	2024	2023
Revenues:
Dividends from subsidiaries	$731	$841	$903
Equity in undistributed earnings of subsidiaries	534	454	308
Investment and other income	23	28	60
Total revenues	1,288	1,323	1,271

Costs and Expenses:
Interest charges on intercompany borrowings	7	8	8
Interest charges on other borrowings	80	76	76
Other expenses	128	115	114
Total costs and expenses	215	199	198

Earnings before income taxes	1,073	1,124	1,073
Provision for income taxes	231	237	221
Net Earnings	$842	$887	$852

Condensed Statement of Comprehensive Income

	Year ended December 31,
	2025	2024	2023
Net earnings	$842	$887	$852
Other comprehensive income, net of tax	190	79	224
Total comprehensive income, net of tax	$1,032	$966	$1,076

________________________
(*)Investment in subsidiaries includes intercompany receivables and payables.

AMERICAN FINANCIAL GROUP, INC. — PARENT ONLY
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
(In Millions)

Condensed Statement of Cash Flows

	Year ended December 31,
	2025	2024	2023
Operating Activities:
Net earnings	$842	$887	$852
Adjustments:
Equity in net earnings of subsidiaries	(1,008)	(1,030)	(967)
Dividends from subsidiaries	699	812	896
Other operating activities, net	49	43	(62)
Net cash provided by operating activities	582	712	719

Investing Activities:
Capital contributions to subsidiaries	(40)	(36)	(180)
Returns of capital from subsidiaries	4	30	7
Purchases of investments, property and equipment	(169)	(55)	(35)
Proceeds from:
Maturities and redemptions of investments	23	129	255
Sales of investments, property and equipment	—	4	178
Net cash provided by (used in) investing activities	(182)	72	225

Financing Activities:
Additional long-term borrowings	344	—	—
Reductions of long-term debt	—	—	(21)
Issuances of Common Stock	13	19	17
Repurchases of Common Stock	(99)	—	(213)
Cash dividends paid on Common Stock	(606)	(788)	(684)
Net cash used in financing activities	(348)	(769)	(901)

Net Change in Cash and Cash Equivalents	52	15	43
Cash and cash equivalents at beginning of year	283	268	225
Cash and cash equivalents at end of year	$335	$283	$268

AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THREE YEARS ENDED DECEMBER 31, 2025
(In Millions)

Segment	Deferred policy acquisition costs	Reserves for claims and unpaid losses and LAE	Unearned premiums	Net earned premiums	Net investment income	Claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums
2025
Property and casualty insurance	$333	$15,094	$3,736	$7,046	$725	$4,388	$775	$1,333	$7,110
Other	—	—	—	—	20	—	—	605	—
Total	$333	$15,094	$3,736	$7,046	$745	$4,388	$775	$1,938	$7,110

2024
Property and casualty insurance	$320	$14,179	$3,584	$7,036	$784	$4,455	$766	$1,279	$7,139
Other	—	—	—	—	(4)	5	—	695	—
Total	$320	$14,179	$3,584	$7,036	$780	$4,460	$766	$1,974	$7,139

2023
Property and casualty insurance	$309	$13,087	$3,451	$6,531	$729	$4,017	$720	$1,235	$6,692
Other	—	—	—	—	13	16	—	766	—
Total	$309	$13,087	$3,451	$6,531	$742	$4,033	$720	$2,001	$6,692

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

February 25, 2026	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Carl H. Lindner III	Co-Chief Executive Officer and Director	February 25, 2026
Carl H. Lindner III	(Principal Executive Officer)

/s/ S. Craig Lindner	Co-Chief Executive Officer and Director	February 25, 2026
S. Craig Lindner	(Principal Executive Officer)

/s/ Brian S. Hertzman	Senior Vice President and Chief Financial Officer	February 25, 2026
Brian S. Hertzman	(Principal Financial and Accounting Officer)

/s/ John B. Berding	President and Director	February 25, 2026
John B. Berding

/s/ Gregory G. Joseph	Lead Independent Director*	February 25, 2026
Gregory G. Joseph

/s/ Craig Lindner Jr.	Director	February 25, 2026
Craig Lindner Jr.

/s/ Mary Beth Martin	Director	February 25, 2026
Mary Beth Martin

/s/ Amy Y. Murray	Director*	February 25, 2026
Amy Y. Murray

/s/ Roger K. Newport	Director*	February 25, 2026
Roger K. Newport

/s/ Evans N. Nwankwo	Director	February 25, 2026
Evans N. Nwankwo

/s/ David L. Thompson	Director	February 25, 2026
David L. Thompson

/s/ William W. Verity	Director	February 25, 2026
William W. Verity

/s/ John I. Von Lehman	Director*	February 25, 2026
John I. Von Lehman

* Member of the Audit Committee