Form 10-Q
period 2026-03-31
AMERICAN FINANCIAL GROUP INC
filed 2026-05-07
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2026, there were 83,086,083 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$1,353	$1,727
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $11,549 and $11,101; allowance for expected credit losses of $26 and $21)	11,397	11,052
Fixed maturities, trading at fair value	80	91
Equity securities, at fair value	753	785
Investments accounted for using the equity method	2,443	2,421
Mortgage loans	961	947
Real estate and other investments	156	159
Total cash and investments	17,143	17,182

Recoverables from reinsurers	5,303	5,528
Prepaid reinsurance premiums	1,211	1,089
Agents’ balances and premiums receivable	1,670	1,641
Deferred policy acquisition costs	334	333
Assets of managed investment entities	3,987	4,050
Other receivables	1,058	1,212
Other assets	1,320	1,280
Goodwill	327	327
Total assets	$32,353	$32,642

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$14,914	$15,094
Unearned premiums	3,911	3,736
Payable to reinsurers	1,065	1,195
Liabilities of managed investment entities	3,854	3,907
Long-term debt	1,820	1,820
Other liabilities	2,111	2,070
Total liabilities	27,675	27,822

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 83,086,295 and 83,422,202 shares outstanding	83	83
Capital surplus	1,428	1,430
Retained earnings	3,294	3,357
Accumulated other comprehensive income (loss), net of tax	(127)	(50)
Total shareholders’ equity	4,678	4,820
Total liabilities and shareholders’ equity	$32,353	$32,642

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended March 31,
	2026	2025
Revenues:
Net earned premiums	$1,609	$1,580
Net investment income	187	173
Realized gains (losses) on securities	(18)	3
Income of managed investment entities:
Investment income	67	76
Gain (loss) on change in fair value of assets/liabilities	(20)	(3)
Other income	29	27
Total revenues	1,854	1,856

Costs and Expenses:
Losses and loss adjustment expenses	906	965
Commissions and other underwriting expenses	556	530
Interest charges on borrowed money	23	19
Expenses of managed investment entities	58	68
Other expenses	72	77
Total costs and expenses	1,615	1,659
Earnings before income taxes	239	197
Provision for income taxes	48	43
Net Earnings	$191	$154

Earnings per Common Share:
Total basic earnings	$2.29	$1.84
Total diluted earnings	$2.29	$1.84
Average number of Common Shares:
Basic	83.3	83.8
Diluted	83.3	83.8

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2026	2025
Net earnings	$191	$154

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(82)	55
Reclassification adjustment for realized (gains) losses included in net earnings	4	6
Total net unrealized gains (losses) on securities	(78)	61
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	—	1
Reclassification adjustment for investment income included in net earnings	1	2
Total net unrealized gains (losses) on cash flow hedges	1	3
Foreign currency translation adjustments	—	(3)
Other comprehensive income (loss), net of tax	(77)	61

Comprehensive income	$114	$215

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2025	83,422,202	$1,513	$3,357	$(50)	$4,820
Net earnings	—	—	191	—	191
Other comprehensive loss	—	—	—	(77)	(77)
Dividends ($2.38 per share)	—	—	(199)	—	(199)
Shares issued:
Restricted stock awards	150,544	—	—	—	—
Other benefit plans	16,112	2	—	—	2
Dividend reinvestment plan	6,080	1	—	—	1
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(466,097)	(9)	(51)	—	(60)
Shares exchanged — benefit plans	(38,736)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(3,810)	—	—	—	—
Balance at March 31, 2026	83,086,295	$1,511	$3,294	$(127)	$4,678

Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466
Net earnings	—	—	154	—	154
Other comprehensive income	—	—	—	61	61
Dividends ($2.80 per share)	—	—	(234)	—	(234)
Shares issued:
Exercise of stock options	18,932	1	—	—	1
Restricted stock awards	166,297	—	—	—	—
Other benefit plans	15,657	2	—	—	2
Dividend reinvestment plan	7,020	1	—	—	1
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(462,398)	(9)	(49)	—	(58)
Shares exchanged — benefit plans	(42,809)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(12,504)	—	—	—	—
Balance at March 31, 2025	83,668,453	$1,493	$3,078	$(179)	$4,392

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three months ended March 31,
	2026	2025
Operating Activities:
Net earnings	$191	$154
Adjustments:
Depreciation and amortization	25	22
Realized (gains) losses on investing activities	13	(2)
Net sales of trading securities	12	7
Change in:
Reinsurance and other receivables	228	349
Other assets	(27)	24
Insurance claims and reserves	(5)	(83)
Payable to reinsurers	(130)	(163)
Other liabilities	(3)	(15)
Managed investment entities’ assets/liabilities	162	42
Other operating activities, net	8	7
Net cash provided by operating activities	474	342

Investing Activities:
Purchases of:
Fixed maturities	(1,027)	(529)
Equity securities	(38)	(11)
Mortgage loans	(15)	(61)
Other investments	(38)	(65)
Real estate, property and equipment	(17)	(25)
Proceeds from:
Maturities and redemptions of fixed maturities	570	441
Repayments of mortgage loans	—	24
Sales of fixed maturities	48	15
Sales of equity securities	46	5
Sales of other investments	24	12
Sales of real estate, property and equipment	7	—
Managed investment entities:
Purchases of investments	(415)	(500)
Proceeds from sales and redemptions of investments	242	718
Other investing activities, net	—	(1)
Net cash provided by (used in) investing activities	(613)	23

Financing Activities:
Issuances of Common Stock	2	3
Repurchases of Common Stock	(60)	(58)
Cash dividends paid on Common Stock	(198)	(233)
Issuances of managed investment entities’ liabilities	391	764
Retirements of managed investment entities’ liabilities	(370)	(971)
Net cash used in financing activities	(235)	(495)
Net Change in Cash and Cash Equivalents	(374)	(130)
Cash and cash equivalents at beginning of period	1,727	1,406
Cash and cash equivalents at end of period	$1,353	$1,276

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	H.	Long-Term Debt
B.	Segments of Operations	I.	Shareholders’ Equity
C.	Fair Value Measurements	J.	Income Taxes
D.	Investments	K.	Contingencies
E.	Derivatives	L.	Insurance
F.	Managed Investment Entities	M.	Subsequent Event
G.	Goodwill and Other Intangibles

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to March 31, 2026, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first three months of 2026.

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

Goodwill   Goodwill represents the excess of cost of subsidiaries over AFG’s equity in their underlying net assets at the date of acquisition. Goodwill is not amortized, but is subject to an impairment test at least annually. AFG performs a qualitative analysis to determine whether it is more likely than not that the reporting unit’s fair value exceeds its carrying amount. If it is not more likely, quantitative testing is not required.

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

At March 31, 2026, assets and liabilities of managed investment entities included $47 million in assets and $37 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At March 31, 2026, AFG has a $213 million lease liability included in other liabilities and a lease right-of-use asset of $193 million included in other assets compared to $216 million and $198 million, respectively, at December 31, 2025.

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

Earnings Per Share   Although basic earnings per share only considers shares of Common Stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to AFG’s stock-based compensation plan: first three months of 2026 — none and 2025 — less than 0.1 million.

There were no anti-dilutive potential common shares for the first three months of 2026 or 2025.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
components were determined based primarily upon similar economic characteristics, products and services. The impacts of all intercompany transactions between segments have been eliminated.

AFG’s Chief Operating Decision Makers (“CODMs”) are its Co-CEOs. The CODMs evaluate the performance of the Property and casualty insurance segment based on return on equity and underwriting profit. The CODMs use this measure to allocate resources and make capital decisions.

Sales of property and casualty insurance outside of the United States represented 5% and 4% of AFG’s revenues in the first three months of 2026 and 2025, respectively.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	March 31, 2026	December 31, 2025
Assets
Property and casualty insurance (*)	$27,527	$27,654
Other	4,826	4,988
Total assets	$32,353	$32,642
(*)Not allocable to sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended March 31,
	2026	2025
Revenues
Property and casualty insurance:
Net earned premiums:
Specialty
Property and transportation	$526	$500
Specialty casualty	799	794
Specialty financial	284	286
Total net earned premiums	1,609	1,580
Net investment income	168	170
Other income	4	3
Total property and casualty insurance	1,781	1,753
Other	91	100
Total revenues before realized gains (losses)	1,872	1,853
Realized gains (losses) on securities	(18)	3
Total revenues	$1,854	$1,856

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$65	$37
Specialty casualty	34	20
Specialty financial	57	37
Total underwriting (a)	156	94
Investment and other income, net	153	152
Total property and casualty insurance	309	246
Other (b)	(52)	(52)
Total earnings before realized gains (losses) and income taxes	257	194
Realized gains (losses) on securities	(18)	3
Total earnings before income taxes	$239	$197
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions):

	Three months ended March 31,
	2026	2025
Property and casualty insurance:
Specialty:
Property and transportation:
Net earned premiums	$526	$500
Losses and loss adjustment expenses	301	311
Commissions and other underwriting expenses	160	152
Underwriting profit	$65	$37

Specialty casualty:
Net earned premiums	$799	$794
Losses and loss adjustment expenses	517	536
Commissions and other underwriting expenses	248	238
Underwriting profit	$34	$20

Specialty financial:
Net earned premiums	$284	$286
Losses and loss adjustment expenses	88	118
Commissions and other underwriting expenses	139	131
Underwriting profit	$57	$37

Total property and casualty insurance segment:
Net earned premiums	$1,609	$1,580
Losses and loss adjustment expenses	906	965
Commissions and other underwriting expenses	547	521
Underwriting profit	$156	$94

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$146	$4	$—	$150
States, municipalities and political subdivisions	—	785	6	791
Foreign government	—	237	—	237
Residential MBS	—	3,157	3	3,160
Collateralized loan obligations	—	1,180	—	1,180
Other asset-backed securities	—	2,219	356	2,575
Corporate and other	1	2,923	380	3,304
Total AFS fixed maturities	147	10,505	745	11,397
Trading fixed maturities	—	67	13	80
Equity securities	461	50	242	753
Assets of managed investment entities (“MIE”)	168	3,804	15	3,987
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$776	$14,427	$1,015	$16,218
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	163	3,676	15	3,854
Other liabilities — derivatives	—	11	—	11
Total liabilities accounted for at fair value	$163	$3,687	$18	$3,868

December 31, 2025
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$157	$4	$—	$161
States, municipalities and political subdivisions	—	831	4	835
Foreign government	—	238	—	238
Residential MBS	—	2,744	3	2,747
Collateralized loan obligations	—	1,160	—	1,160
Other asset-backed securities	—	2,215	310	2,525
Corporate and other	1	2,990	395	3,386
Total AFS fixed maturities	158	10,182	712	11,052
Trading fixed maturities	—	66	25	91
Equity securities	478	51	256	785
Assets of managed investment entities	310	3,725	15	4,050
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$946	$14,025	$1,008	$15,979
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	298	3,594	15	3,907
Other liabilities — derivatives	—	3	—	3
Total liabilities accounted for at fair value	$298	$3,597	$18	$3,913

Approximately 6% of the total assets carried at fair value at March 31, 2026, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 88% ($894 million) of the total fair value of Level 3 assets at March 31, 2026. Approximately 68% ($612 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed Level 3 investments ($282 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 9% ($92 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 3% ($29 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the first three months of 2026 and 2025 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2025	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2026
AFS fixed maturities:
State and municipal	$4	$—	$—	$—	$—	$2	$—	$6
Residential MBS	3	—	—	—	—	—	—	3
Other asset-backed securities	310	—	—	29	(10)	27	—	356
Corporate and other	395	(4)	—	18	(37)	8	—	380
Total AFS fixed maturities	712	(4)	—	47	(47)	37	—	745
Trading fixed maturities	25	1	—	—	(13)	—	—	13
Equity securities	256	(14)	—	—	—	—	—	242
Assets of MIE	15	(1)	—	1	—	—	—	15
Total Level 3 assets	$1,008	$(18)	$—	$48	$(60)	$37	$—	$1,015

Contingent consideration — acquisitions	$(3)	$—	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(3)	$—	$—	$—	$—	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2024	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at March 31, 2025
AFS fixed maturities:
State and municipal	$1	$—	$—	$—	$—	$3	$—	$4
Residential MBS	1	—	—	—	—	—	—	1
Collateralized loan obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	296	—	2	10	(27)	—	—	281
Corporate and other	470	(6)	4	14	(14)	1	(7)	462
Total AFS fixed maturities	768	(6)	6	24	(41)	4	(7)	748
Trading fixed maturities	26	1	—	—	(14)	—	—	13
Equity securities	292	(2)	—	13	—	—	(6)	297
Assets of MIE	10	(1)	—	3	—	—	—	12
Total Level 3 assets	$1,096	$(8)	$6	$40	$(55)	$4	$(13)	$1,070

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$1	$—	$—	$(1)
Total Level 3 liabilities	$(2)	$—	$—	$—	$1	$—	$—	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$1,353	$1,353	$1,353	$—	$—
Mortgage loans	961	953	—	—	953
Total financial assets not accounted for at fair value	$2,314	$2,306	$1,353	$—	$953

Long-term debt	$1,820	$1,552	$—	$1,549	$3
Total financial liabilities not accounted for at fair value	$1,820	$1,552	$—	$1,549	$3

December 31, 2025
Financial assets:
Cash and cash equivalents	$1,727	$1,727	$1,727	$—	$—
Mortgage loans	947	937	—	—	937
Total financial assets not accounted for at fair value	$2,674	$2,664	$1,727	$—	$937

Long-term debt	$1,820	$1,609	$—	$1,606	$3
Total financial liabilities not accounted for at fair value	$1,820	$1,609	$—	$1,606	$3

D.    Investments

Available for sale fixed maturities at March 31, 2026 and December 31, 2025, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
March 31, 2026
Fixed maturities:
U.S. government and government agencies	$150	$—	$1	$(1)	$—	$150
States, municipalities and political subdivisions	820	—	6	(35)	(29)	791
Foreign government	236	—	1	—	1	237
Residential MBS	3,247	2	32	(117)	(85)	3,160
Collateralized loan obligations	1,185	4	2	(3)	(1)	1,180
Other asset-backed securities	2,608	5	21	(49)	(28)	2,575
Corporate and other	3,303	15	49	(33)	16	3,304
Total fixed maturities	$11,549	$26	$112	$(238)	$(126)	$11,397

December 31, 2025
Fixed maturities:
U.S. government and government agencies	$160	$—	$1	$—	$1	$161
States, municipalities and political subdivisions	853	—	8	(26)	(18)	835
Foreign government	236	—	2	—	2	238
Residential MBS	2,808	1	43	(103)	(60)	2,747
Collateralized loan obligations	1,167	5	1	(3)	(2)	1,160
Other asset-backed securities	2,539	5	29	(38)	(9)	2,525
Corporate and other	3,338	10	81	(23)	58	3,386
Total fixed maturities	$11,101	$21	$165	$(193)	$(28)	$11,052

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026			December 31, 2025
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$341	$363	$22	$332	$365	$33
Perpetual preferred stocks	379	390	11	398	420	22
Total equity securities carried at fair value	$720	$753	$33	$730	$785	$55

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

			Net Investment Income
	Carrying Value		Three months ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Real estate-related investments (*)	$1,418	$1,431	$5	$17
Private equity	927	895	10	(6)
Private debt	98	95	3	2
Total investments accounted for using the equity method	$2,443	$2,421	$18	$13
(*)88% and 87% of the carrying value relates to underlying investments in multi-family properties as of March 31, 2026 and December 31, 2025, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $437 million and $456 million as of March 31, 2026 and December 31, 2025, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
March 31, 2026
Fixed maturities:
U.S. government and government agencies	$(1)	$47	98%	$—	$33	100%
States, municipalities and political subdivisions	(6)	273	98%	(29)	264	90%
Foreign government	—	137	100%	—	—	—%
Residential MBS	(13)	1,177	99%	(104)	888	90%
Collateralized loan obligations	—	160	100%	(3)	121	98%
Other asset-backed securities	(10)	813	99%	(39)	750	95%
Corporate and other	(11)	746	99%	(22)	625	97%
Total fixed maturities	$(41)	$3,353	99%	$(197)	$2,681	93%

December 31, 2025
Fixed maturities:
U.S. government and government agencies	$—	$15	100%	$—	$44	100%
States, municipalities and political subdivisions	—	47	100%	(26)	426	94%
Foreign government	—	52	100%	—	5	100%
Residential MBS	(4)	186	98%	(99)	914	90%
Collateralized loan obligations	—	124	100%	(3)	147	98%
Other asset-backed securities	(1)	311	100%	(37)	803	96%
Corporate and other	(2)	174	99%	(21)	794	97%
Total fixed maturities	$(7)	$909	99%	$(186)	$3,133	94%

At March 31, 2026, the gross unrealized losses on fixed maturities of $238 million relate to approximately 1,100 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 97% of the gross unrealized loss and 97% of the fair value of securities with unrealized losses.

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

AFG analyzes its residential MBS for expected credit losses (impairment) each quarter based upon expected future cash flows. Management estimates expected future cash flows based upon its knowledge of the MBS market, cash flow projections received from independent sources (which reflect loan to collateral values, subordination, vintage and geographic concentration), implied cash flows inherent in security ratings and analysis of historical payment data.

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2026.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at December 31, 2025	$11	$10	$21
Provision for expected credit losses on securities with no previous allowance	—	5	5
Additions to previously recognized expected credit losses	—	—	—
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2026	$11	$15	$26

Balance at December 31, 2024	$11	$23	$34
Provision for expected credit losses on securities with no previous allowance	—	2	2
Additions to previously recognized expected credit losses	—	5	5
Reductions due to sales or redemptions	—	—	—
Balance at March 31, 2025	$11	$30	$41
(*)Includes residential MBS, collateralized loan obligations and other asset-backed securities (“ABS”).

In the first three months of 2026 and 2025, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of March 31, 2026 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$694	$687	6%
After one year through five years	2,125	2,123	19%
After five years through ten years	1,459	1,472	13%
After ten years	216	200	2%
	4,494	4,482	40%
CLOs and other ABS (average life of approximately 3.5 years)	3,784	3,755	33%
Residential MBS (average life of approximately 6 years)	3,245	3,160	27%
Total	$11,523	$11,397	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers that exceeded 10% of shareholders’ equity at March 31, 2026 or December 31, 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Net Investment Income   The following table shows investment income earned and investment expenses incurred (in millions):

	Three months ended March 31,
	2026	2025
Investment income:
Fixed maturities:
Interest and amortization	$145	$140
Change in fair value (*)	—	(5)
Equity securities:
Dividends	10	6
Change in fair value	(10)	—
Equity in earnings of partnerships and similar investments	18	13
Cash and cash equivalents	12	13
Mortgage loans	12	9
Other	7	4
Gross investment income	194	180
Investment expenses	(7)	(7)
Net investment income	$187	$173
(*)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended March 31, 2026				Three months ended March 31, 2025
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(1)	$(5)	$(6)	$(98)	$1	$(7)	$(6)	$76
Equity securities	(12)	—	(12)	—	9	—	9	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	(13)	(5)	(18)	(98)	10	(7)	3	76
Tax effects	2	1	3	20	(2)	1	(1)	(15)
Net of tax	$(11)	$(4)	$(15)	$(78)	$8	$(6)	$2	$61

All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the first three months of 2026 and 2025 on securities that were still owned at March 31, 2026 and March 31, 2025 as follows (in millions):

	Three months ended March 31,
	2026	2025
Included in realized gains (losses)	$(16)	$7
Included in net investment income	(7)	(1)
	$(23)	$6

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Three months ended March 31,
	2026	2025
Gross gains	$1	$—
Gross losses	(1)	—

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		March 31, 2026		December 31, 2025
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$1	$3	$1	$3

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	46	—	53	—
Total return swap	Other assets/Other liabilities	—	8	—	—
		$47	$11	$54	$3

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the active swaps expire between October 2026 and October 2034) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $714 million at March 31, 2026 compared to $464 million at December 31, 2025, reflecting four new swaps entered into in the first three months of 2026 ($300 million notional amount at issuance), partially offset by scheduled amortization. Amounts reclassified from AOCI to net investment income were losses of $1 million and $3 million in the first three months of 2026 and 2025, respectively. Based on a forward interest rate curve at March 31, 2026, management estimates that it will reclassify approximately $3 million of pre-tax net losses on interest rate swaps from AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $16 million and $10 million at March 31, 2026 and December 31, 2025, respectively, is included in other assets in AFG’s Balance Sheet.

The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and interest-only and principal-only MBS. AFG records the change in the fair value of these securities in net earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap. AFG’s Balance Sheet includes a $10 million receivable for collateral posted related to the swap (included in other assets) at March 31, 2026, and a liability of less than $1 million to return collateral related to the swap (included in other liabilities) at December 31, 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended March 31,
	Statement of Earnings Line	2026	2025
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(1)	$(3)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(1)	1
Fixed maturities with embedded derivatives	Net investment income	—	(5)
Total return swap	Other expenses	(4)	(3)
Earnings (losses) on non-designated hedges		(5)	(7)
Total earnings (losses) on derivatives		$(6)	$(10)

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $133 million (including $112 million invested in the most subordinate tranches and $10 million invested in a temporary warehousing entity) at March 31, 2026.

In the first three months of 2025, AFG formed one new CLO, which issued $406 million face amount of liabilities (including $40 million face amount purchased by AFG). In the first three months of 2025, one CLO was substantially liquidated in accordance with the CLO indenture.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches and temporary warehousing entities (in millions):

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$143	$175
Purchases	11	35
Sales	—	(79)
Distributions	(8)	(11)
CLO earnings (losses) attributable to AFG	(13)	2
Balance at end of period	$133	$122

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended March 31,
	2026	2025
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$(74)	$(57)
Liabilities	54	54
Management fees paid to AFG	2	3
CLO earnings (losses) attributable to AFG	(13)	2
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $147 million and $77 million at March 31, 2026 and December 31, 2025, respectively. Excluding the most subordinated tranches, the aggregate unpaid principal balance of the CLOs’ debt exceeded the carrying value by $21 million at March 31, 2026 and the carrying value of the CLOs’ debt exceeded the aggregate unpaid principal balance by $13 million at December 31, 2025. At March 31, 2026 and December 31, 2025, the CLO assets did not include any loans in default for which the CLOs are not accruing interest.

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.18 billion at March 31, 2026 and $1.16 billion December 31, 2025.

G.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $327 million during the first three months of 2026.

Included in other assets in AFG’s Balance Sheet is $184 million at March 31, 2026 and $189 million at December 31, 2025 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $80 million and $75 million, respectively. Amortization of intangibles was $5 million in both the first three months of 2026 and 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
H.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2026			December 31, 2025
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.00% Senior Notes due September 2035	350	(6)	344	350	(6)	344
5.25% Senior Notes due April 2030	253	(3)	250	253	(3)	250
Other	3	—	3	3	—	3
	1,173	(10)	1,163	1,173	(10)	1,163

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,848	$(28)	$1,820	$1,848	$(28)	$1,820

Scheduled principal payments on debt for the balance of 2026, the subsequent five years and thereafter are as follows: 2026 — none; 2027 — none; 2028 — none; 2029 — none; 2030 — $253 million; 2031 — none and thereafter — $1.60 billion.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at March 31, 2026 or December 31, 2025.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) is as follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Three months ended March 31, 2026
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(103)	$21	$(82)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on securities	$(22)	(98)	20	(78)	$(100)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		—	—	—
Reclassification adjustment for investment income included in net earnings (*)		1	—	1
Total net unrealized gains (losses) on cash flow hedges	(2)	1	—	1	(1)
Foreign currency translation adjustments	(28)	—	—	—	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(50)	$(97)	$20	$(77)	$(127)

Three months ended March 31, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$69	$(14)	$55
Reclassification adjustment for realized (gains) losses included in net earnings (*)		7	(1)	6
Total net unrealized gains (losses) on securities	$(202)	76	(15)	61	$(141)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		1	—	1
Reclassification adjustment for investment income included in net earnings (*)		3	(1)	2
Total net unrealized gains (losses) on cash flow hedges	(10)	4	(1)	3	(7)
Foreign currency translation adjustments	(30)	(3)	—	(3)	(33)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(240)	$77	$(16)	$61	$(179)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plan   Under AFG’s stock incentive plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first three months of 2026, AFG issued 150,544 shares of restricted Common Stock (fair value of $132.82 per share) under the stock incentive plan.

Total compensation expense related to the stock incentive plan was $5 million and $4 million in the first three months of 2026 and 2025, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended March 31,
	2026		2025
	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$239		$197

Income taxes at statutory rate	$50	21%	$41	21%
Effect of:
State and local income taxes, net of federal income tax effect (*)	3	1%	3	2%
Income tax credits	(4)	(2%)	—	—%
Impact of nontaxable or nondeductible items:
Tax preference investments	(1)	—%	(1)	(1%)
Other	1	—%	—	—%
Other adjustments	(1)	—%	—	—%
Provision for income taxes as shown in the statement of earnings	$48	20%	$43	22%
(*)State taxes in Florida and Illinois represent the majority (greater than 50%) of the state and local net tax effect in the first three months of both 2026 and 2025.

K.    Contingencies

There have been no significant changes to the matters discussed and referred to in Note M — “Contingencies” of AFG’s 2025 Form 10-K, which covers property and casualty insurance reserves for claims related to environmental exposures, asbestos and other mass tort claims and environmental and occupational injury and disease claims of subsidiaries’ former railroad and manufacturing operations.

L.    Insurance

Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first three months of 2026 and 2025 (in millions):

	Three months ended March 31,
	2026	2025
Balance at beginning of year	$15,094	$14,179
Less reinsurance recoverables, net of allowance	5,306	4,957
Net liability at beginning of year	9,788	9,222
Provision for losses and LAE occurring in the current period	976	985
Net decrease in the provision for claims of prior years	(70)	(20)
Total losses and LAE incurred	906	965
Payments for losses and LAE of:
Current year	(92)	(104)
Prior years	(796)	(863)
Total payments	(888)	(967)
Foreign currency translation and other	(2)	(2)
Net liability at end of period	9,804	9,218
Add back reinsurance recoverables, net of allowance	5,110	4,752
Gross unpaid losses and LAE included in the balance sheet at end of period	$14,914	$13,970

The net decrease in the provision for claims of prior years during the first three months of 2026 reflects (i) lower than anticipated losses in the crop business and lower than expected claim severity in the ocean marine and commercial auto

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
businesses (within the Property and transportation sub-segment) and (ii) lower than anticipated claim frequency in the fidelity and crime business and lower than expected claim severity in the surety business (within the Specialty financial sub-segment). In the Specialty casualty sub-segment, lower than anticipated claim severity in the workers’ compensation businesses was offset by higher than anticipated severity in certain social inflation exposed businesses.

The net decrease in the provision for claims of prior years during the first three months of 2025 reflects (i) lower than anticipated losses in the crop business and lower than anticipated claim frequency and severity in the trucking business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers' compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the financial institutions business (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the excess liability businesses (within the Specialty casualty sub-segment).

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2026 and 2025 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2026	2025	2026	2025
Balance at December 31	$10	$11	$20	$19
Provision (credit) for expected credit losses	(1)	(1)	(1)	(1)
Write-offs charged against the allowance	—	—	—	—
Balance at March 31	$9	$10	$19	$18

M.    Subsequent Event

Charleston Harbor Resort & Marina   In April 2026, AFG reached definitive agreements to sell the Charleston Harbor Resort & Marina. Subject to receipt of necessary third-party approvals and satisfaction of customary closing conditions, the transaction is expected to close in the second or third quarter of 2026. AFG currently expects to recognize a pretax gain of approximately $125 million on the sale, which will be included in net investment income.

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

Actual results and/or financial condition could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including but not limited to the following and the risks and uncertainties AFG describes in the “Risk Factors” section of its most recent Annual Report on Form 10-K, as updated by its other reports filed with the Securities and Exchange Commission, including:
•whether or not the sale of Charleston Harbor Resort & Marina closes and AFG’s net gain as a result of the sale;
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

AFG reported net earnings of $191 million ($2.29 per share, diluted) for the first three months of 2026 compared to $154 million ($1.84 per share, diluted) for the first three months of 2025, reflecting higher underwriting profit.

Outlook
Management expects overall premium growth and strong underwriting results in the current property and casualty insurance market. In addition, management anticipates improved returns on alternative investments, relative to the returns earned in 2025 and the first quarter of 2026, will have a positive impact on net investment income beginning in the second half of 2026.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2025 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	March 31, 2026	2025	2024
Principal amount of long-term debt	$1,848	$1,848	$1,498
Total capital	6,653	6,718	6,204
Ratio of debt to total capital:
Including subordinated debt	27.8%	27.5%	24.1%
Excluding subordinated debt	17.6%	17.5%	13.3%

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

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$474	$342
Net cash provided by (used in) investing activities	(613)	23
Net cash used in financing activities	(235)	(495)
Net change in cash and cash equivalents	$(374)	$(130)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $162 million during the first three months of 2026 and $42 million in the first three months of 2025, accounting for a $120 million increase in cash flows from operating activities in the 2026 period compared to the 2025 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $312 million and $300 million in the first three months of 2026 and 2025, respectively.

Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
investment activity in the managed investment entities was a $173 million use of cash in the first three months of 2026 compared to a $218 million source of cash in the first three months of 2025, accounting for a $391 million increase in net cash used in investing activities in the first three months of 2026 compared to the 2025 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were a $440 million use of cash in the first three months of 2026 compared to $195 million in the first three months of 2025, an increase of $245 million reflecting the investment of cash in fixed maturity investments.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of Common Stock and dividend payments. Net cash used in financing activities was $235 million for the first three months of 2026 compared to $495 million in the first three months of 2025, a decrease of $260 million. AFG paid cash dividends totaling $198 million in the first three months of 2026 compared to $233 million in the first three months of 2025, resulting in a $35 million decrease in cash used in financing activities in the 2026 quarter compared to the 2025 quarter. During the first three months of 2026, AFG repurchased $60 million of its Common Stock compared to $58 million in the comparable 2025 period, an increase in cash used in financing activities of $2 million. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $21 million in the first three months of 2026 compared to retirements exceeding issuances by $207 million in the first three months of 2025, accounting for a $228 million decrease in net cash used in financing activities in the 2026 period compared to the 2025 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements.

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

During the first three months of 2026, AFG repurchased 466,097 shares of its Common Stock for $60 million and paid a special cash dividend totaling $125 million ($1.50 per share) in February.

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

At March 31, 2026, AFG (parent) held approximately $408 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2025 or the first three months of 2026.

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

Investments
AFG’s investment portfolio at March 31, 2026, contained $11.40 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $80 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $555 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $198 million in equity securities carried at fair value with holding gains and losses included in net investment income. AFG’s investment portfolio also includes $2.44 billion in investments accounted for using the equity method (limited partnerships and similar investments). Under the equity method, AFG records its share of the earnings or losses of the investee based on when it is reported by the investee in its financial statements rather than in the period in which the investee declares a dividend. AFG’s share of the earnings or losses from equity method investments is included in net investment income and is generally recorded on a quarter lag due to the timing of the receipt of the investee’s financial statements.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 91% was priced using pricing services at March 31, 2026 and 2% was priced using non-binding broker quotes. The remaining 7% was priced internally using a variety of inputs including credit spreads, trade information, prices of comparable securities, estimates of cash flow and other security specific features. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note C — “Fair Value Measurements” to the financial statements.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at March 31, 2026 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$11,477
Percentage impact on fair value of 100 bps increase in interest rates	(3.5%)
Pretax impact on fair value of fixed maturity portfolio	$(402)
Approximately 96% of the fixed maturities held by AFG at March 31, 2026, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 1% were rated “non-investment grade” and 3% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
AFG has $75 million of direct exposure to office commercial real estate through property ownership, mortgages or equity method investments. AFG’s fixed maturity portfolio includes securities (the majority of which are AAA-rated) with a carrying value of approximately $235 million that have minimal exposure to office commercial real estate.

Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at March 31, 2026, is shown in the following table (dollars in millions). There were $451 million of available for sale fixed maturity securities with no unrealized gains or losses at March 31, 2026.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,912	$6,034
Amortized cost of securities, net of allowance for expected credit losses	$4,800	$6,272
Gross unrealized gain (loss)	$112	$(238)
Fair value as % of amortized cost	102%	96%
Number of security positions	869	1,097
Number individually exceeding $2 million gain or loss	2	26
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Residential mortgage-backed securities	$32	$(117)
Other asset-backed securities	21	(49)
Banking	13	(6)
States and municipalities	6	(35)
Percentage rated investment grade	97%	97%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at March 31, 2026, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	8%
After one year through five years	22%	15%
After five years through ten years	17%	10%
After ten years	1%	3%
	43%	36%
CLOs and other asset-backed securities (average life of approximately 3.5 years)	35%	30%
Residential mortgage-backed securities (average life of approximately 6 years)	22%	34%
	100%	100%

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at March 31, 2026
Securities with unrealized gains:
Exceeding $500,000 (44 securities)	$691	$39	106%
$500,000 or less (825 securities)	4,221	73	102%
	$4,912	$112	102%
Securities with unrealized losses:
Exceeding $500,000 (95 securities)	$1,324	$(150)	90%
$500,000 or less (1,002 securities)	4,710	(88)	98%
	$6,034	$(238)	96%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at March 31, 2026
Investment grade fixed maturities with losses for:
Less than one year (430 securities)	$3,300	$(39)	99%
One year or longer (535 securities)	2,561	(191)	93%
	$5,861	$(230)	96%
Non-investment grade fixed maturities with losses for:
Less than one year (40 securities)	$53	$(2)	96%
One year or longer (92 securities)	120	(6)	95%
	$173	$(8)	96%

When a decline in the value of a specific investment is considered to be other-than-temporary, an allowance for credit losses (impairment) is charged to earnings (accounted for as a realized loss). The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors as detailed in AFG’s 2025 Form 10-K under Management’s Discussion and Analysis — “Investments.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2026. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

Uncertainties
Management believes that the areas posing the greatest risk of material loss are the adequacy of its insurance reserves and contingencies arising out of its former railroad and manufacturing operations. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2025 Form 10–K.

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
March 31, 2026
Assets:
Cash and investments	$17,276	$—	$(133)	(*)	$17,143
Assets of managed investment entities	—	3,987	—		3,987
Other assets	11,223	—	—	(*)	11,223
Total assets	$28,499	$3,987	$(133)		$32,353
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$18,825	$—	$—		$18,825
Liabilities of managed investment entities	—	3,977	(123)	(*)	3,854
Long-term debt and other liabilities	4,996	—	—		4,996
Total liabilities	23,821	3,977	(123)		27,675

Shareholders’ equity:
Common Stock and Capital surplus	1,511	10	(10)		1,511
Retained earnings	3,294	—	—		3,294
Accumulated other comprehensive income (loss), net of tax	(127)	—	—		(127)
Total shareholders’ equity	4,678	10	(10)		4,678
Total liabilities and shareholders’ equity	$28,499	$3,987	$(133)		$32,353

December 31, 2025
Assets:
Cash and investments	$17,325	$—	$(143)	(*)	$17,182
Assets of managed investment entities	—	4,050	—		4,050
Other assets	11,410	—	—	(*)	11,410
Total assets	$28,735	$4,050	$(143)		$32,642
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$18,830	$—	$—		$18,830
Liabilities of managed investment entities	—	4,050	(143)	(*)	3,907
Long-term debt and other liabilities	5,085	—	—		5,085
Total liabilities	23,915	4,050	(143)		27,822

Shareholders’ equity:
Common Stock and Capital surplus	1,513	—	—		1,513
Retained earnings	3,357	—	—		3,357
Accumulated other comprehensive income (loss), net of tax	(50)	—	—		(50)
Total shareholders’ equity	4,820	—	—		4,820
Total liabilities and shareholders’ equity	$28,735	$4,050	$(143)		$32,642
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended March 31, 2026
Revenues:
Net earned premiums	$1,609	$—	$—		$1,609
Net investment income	174	—	13	(b)	187
Realized gains (losses) on securities	(18)	—	—		(18)
Income of managed investment entities:
Investment income	—	67	—		67
Gain (loss) on change in fair value of assets/liabilities	—	1	(21)	(b)	(20)
Other income	31	—	(2)	(c)	29
Total revenues	1,796	68	(10)		1,854
Costs and Expenses:
Insurance benefits and expenses	1,462	—	—		1,462
Expenses of managed investment entities	—	68	(10)	(b)(c)	58
Interest charges on borrowed money and other expenses	95	—	—		95
Total costs and expenses	1,557	68	(10)		1,615
Earnings before income taxes	239	—	—		239
Provision for income taxes	48	—	—		48
Net earnings	$191	$—	$—		$191

Three months ended March 31, 2025
Revenues:
Net earned premiums	$1,580	$—	$—		$1,580
Net investment income	175	—	(2)	(b)	173
Realized gains (losses) on securities	3	—	—		3
Income of managed investment entities:
Investment income	—	76	—		76
Gain (loss) on change in fair value of assets/liabilities	—	5	(8)	(b)	(3)
Other income	30	—	(3)	(c)	27
Total revenues	1,788	81	(13)		1,856
Costs and Expenses:
Insurance benefits and expenses	1,495	—	—		1,495
Expenses of managed investment entities	—	79	(11)	(b)(c)	68
Interest charges on borrowed money and other expenses	96	—	—		96
Total costs and expenses	1,591	79	(11)		1,659
Earnings before income taxes	197	2	(2)		197
Provision for income taxes	43	—	—		43
Net earnings	$154	$2	$(2)		$154
(a)Includes a loss of $13 million in the first three months of 2026 and income of $2 million in the first three months of 2025, representing the change in fair value of AFG’s CLO investments and $2 million and $3 million of income in the first three months of 2026 and 2025, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $8 million in both the first three months of 2026 and 2025, in distributions recorded as interest expense by the CLOs.
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

	Three months ended March 31,
	2026	2025
Components of net earnings:
Core operating earnings before income taxes	$257	$194
Pretax non-core item:
Realized gains (losses) on securities	(18)	3
Earnings before income taxes	239	197
Provision for income taxes:
Core operating earnings	51	42
Non-core item:
Realized gains (losses) on securities	(3)	1
Total provision for income taxes	48	43
Net earnings	$191	$154

Net earnings:
Core net operating earnings	$206	$152
Realized gains (losses) on securities	(15)	2
Net earnings	$191	$154

Diluted per share amounts:
Core net operating earnings	$2.47	$1.81
Realized gains (losses) on securities	(0.18)	0.03
Net earnings	$2.29	$1.84

Net earnings were $191 million in the first three months of 2026 compared to $154 million in the first three months of 2025 reflecting higher core net operating earnings partially offset by net realized losses on securities in the first three months of 2026 compared to net realized gains on securities in the first three months of 2025. Core net operating earnings in the first three months of 2026 increased $54 million compared to the first three months of 2025 reflecting higher underwriting profit. Net realized losses on securities in the first three months of 2026 include after-tax losses of $13 million and net realized gains on securities in the first three months of 2025 include after-tax gains of $5 million, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended March 31, 2026 and 2025 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2026
Revenues:
Net earned premiums	$1,609	$—	$—	$1,609	$—	$1,609
Net investment income	168	13	6	187	—	187
Realized gains (losses) on securities	—	—	—	—	(18)	(18)
Income of MIEs:
Investment income	—	67	—	67	—	67
Gain (loss) on change in fair value of assets/liabilities	—	(20)	—	(20)	—	(20)
Other income	4	(2)	27	29	—	29
Total revenues	1,781	58	33	1,872	(18)	1,854

Costs and Expenses:
Losses and loss adjustment expenses	906	—	—	906	—	906
Commissions and other underwriting expenses	547	—	9	556	—	556
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	58	—	58	—	58
Other expenses	19	—	53	72	—	72
Total costs and expenses	1,472	58	85	1,615	—	1,615
Earnings before income taxes	309	—	(52)	257	(18)	239
Provision for income taxes	62	—	(11)	51	(3)	48
Core Net Operating Earnings	247	—	(41)	206
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(15)	(15)	15	—
Net Earnings	$247	$—	$(56)	$191	$—	$191

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended March 31, 2025
Revenues:
Net earned premiums	$1,580	$—	$—	$1,580	$—	$1,580
Net investment income	170	(2)	5	173	—	173
Realized gains (losses) on securities	—	—	—	—	3	3
Income of MIEs:
Investment income	—	76	—	76	—	76
Gain (loss) on change in fair value of assets/liabilities	—	(3)	—	(3)	—	(3)
Other income	3	(3)	27	27	—	27
Total revenues	1,753	68	32	1,853	3	1,856

Costs and Expenses:
Losses and loss adjustment expenses	965	—	—	965	—	965
Commissions and other underwriting expenses	521	—	9	530	—	530
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	68	—	68	—	68
Other expenses	21	—	56	77	—	77
Total costs and expenses	1,507	68	84	1,659	—	1,659
Earnings before income taxes	246	—	(52)	194	3	197
Provision for income taxes	53	—	(11)	42	1	43
Core Net Operating Earnings	193	—	(41)	152
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	2	2	(2)	—
Net Earnings	$193	$—	$(39)	$154	$—	$154
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

AFG’s property and casualty insurance operations contributed $309 million in pretax earnings in the first three months of 2026 compared to $246 million in the first three months of 2025, an increase of $63 million (26%), reflecting higher underwriting profit.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three months ended March 31,
	2026	2025	% Change
Gross written premiums	$2,435	$2,291	6%
Reinsurance premiums ceded	(771)	(680)	13%
Net written premiums	1,664	1,611	3%
Change in unearned premiums	(55)	(31)	77%
Net earned premiums	1,609	1,580	2%
Loss and loss adjustment expenses	906	965	(6%)
Commissions and other underwriting expenses	547	521	5%
Underwriting gain	156	94	66%

Net investment income	168	170	(1%)
Other income and expenses, net	(15)	(18)	(17%)
Earnings before income taxes	$309	$246	26%

	Three months ended March 31,
	2026	2025	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	56.3%	61.0%	(4.7%)
Underwriting expense ratio	34.0%	33.0%	1.0%
Combined ratio	90.3%	94.0%	(3.7%)

Aggregate — including exited lines
Loss and LAE ratio	56.4%	61.1%	(4.7%)
Underwriting expense ratio	34.0%	33.0%	1.0%
Combined ratio	90.4%	94.1%	(3.7%)

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

Gross Written Premiums
Gross written premiums (“GWP”) were $2.44 billion for the first three months of 2026 compared to $2.29 billion for the first three months of 2025, an increase of $144 million (6%). Detail of gross written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2026		2025
	GWP	%	GWP	%	% Change
Property and transportation	$999	41%	$897	39%	11%
Specialty casualty	1,089	45%	1,068	47%	2%
Specialty financial	347	14%	326	14%	6%
	$2,435	100%	$2,291	100%	6%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) were 32% of gross written premiums for the first three months of 2026 compared to 30% for the first three months of 2025, an increase of 2 percentage points. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended March 31,
	2026		2025		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(403)	40%	$(334)	37%	3%
Specialty casualty	(300)	28%	(296)	28%	—%
Specialty financial	(68)	20%	(50)	15%	5%
	$(771)	32%	$(680)	30%	2%

Net Written Premiums
Net written premiums (“NWP”) were $1.66 billion for the first three months of 2026 compared to $1.61 billion for the first three months of 2025, an increase of $53 million (3%). Detail of net written premiums is shown below (dollars in millions):

	Three months ended March 31,
	2026		2025
	NWP	%	NWP	%	% Change
Property and transportation	$596	36%	$563	35%	6%
Specialty casualty	789	47%	772	48%	2%
Specialty financial	279	17%	276	17%	1%
	$1,664	100%	$1,611	100%	3%

Net Earned Premiums
Net earned premiums (“NEP”) were $1.61 billion for the first three months of 2026 compared to $1.58 billion for the first three months of 2025, an increase of $29 million (2%). Detail of net earned premiums is shown below (dollars in millions):

	Three months ended March 31,
	2026		2025
	NEP	%	NEP	%	% Change
Property and transportation	$526	33%	$500	32%	5%
Specialty casualty	799	50%	794	50%	1%
Specialty financial	284	17%	286	18%	(1%)
	$1,609	100%	$1,580	100%	2%

Gross written premiums for the first three months of 2026 increased $144 million (6%) compared to the first three months of 2025 driven primarily by new business opportunities, a good renewal rate environment and increased exposures. Overall average renewal rates increased approximately 3% in the first three months of 2026. Excluding the workers’ compensation businesses, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums increased $102 million (11%) in the first three months of 2026 compared to the first three months of 2025. This increase was due primarily to growth in crop insurance products that are heavily ceded, and to a lesser extent, new business opportunities, higher exposures and a favorable rate environment in the transportation businesses. Average renewal rates increased approximately 6% for this group in the first three months of 2026. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the first three months of 2026 compared to the first three months of 2025, reflecting growth in the heavily ceded crop insurance products.

Specialty casualty Gross written premiums increased $21 million (2%) in the first three months of 2026 compared to the first three months of 2025. The primary drivers of growth included new business opportunities and favorable renewal pricing in the targeted markets and workers’ compensation businesses. This growth was tempered by heightened competitive conditions in the excess and surplus lines business. Average renewal rates increased approximately 3% for this group in the first three months of 2026. Excluding the workers’ compensation businesses, renewal rates for this group

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
increased approximately 6%. Reinsurance premiums ceded as a percentage of gross written premiums in the first three months of 2026 were comparable to the first three months of 2025.

Specialty financial Gross written premiums increased $21 million (6%) in the first three months of 2026 compared to the first three months of 2025, due primarily to growth in the lender services businesses. Average renewal rates increased approximately 1% for this group in the first three months of 2026. Reinsurance premiums ceded as a percentage of gross written premiums increased 5 percentage points in the first three months of 2026 compared to the first three months of 2025, reflecting higher cessions of catastrophe exposed business in the financial institutions business.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio:

	Three months ended March 31,			Three months ended March 31,
	2026	2025	Change	2026	2025
Property and transportation
Loss and LAE ratio	57.1%	62.1%	(5.0%)
Underwriting expense ratio	30.5%	30.4%	0.1%
Combined ratio	87.6%	92.5%	(4.9%)
Underwriting profit				$65	$37

Specialty casualty
Loss and LAE ratio	64.7%	67.6%	(2.9%)
Underwriting expense ratio	31.1%	30.0%	1.1%
Combined ratio	95.8%	97.6%	(1.8%)
Underwriting profit				$34	$20

Specialty financial
Loss and LAE ratio	31.2%	41.1%	(9.9%)
Underwriting expense ratio	48.8%	45.9%	2.9%
Combined ratio	80.0%	87.0%	(7.0%)
Underwriting profit				$57	$37

Total Specialty
Loss and LAE ratio	56.3%	61.0%	(4.7%)
Underwriting expense ratio	34.0%	33.0%	1.0%
Combined ratio	90.3%	94.0%	(3.7%)
Underwriting profit				$156	$94

Aggregate — including exited lines
Loss and LAE ratio	56.4%	61.1%	(4.7%)
Underwriting expense ratio	34.0%	33.0%	1.0%
Combined ratio	90.4%	94.1%	(3.7%)
Underwriting profit				$156	$94

The Specialty property and casualty insurance operations generated an underwriting profit of $156 million in the first three months of 2026 compared to $94 million in the first three months of 2025, an increase of $62 million (66%), reflecting higher year-over-year underwriting profit in each of the Specialty sub-segments. Overall catastrophe losses were $35 million (2.2 points on the combined ratio) in the first three months of 2026 compared to $72 million (4.5 points) in the first three months of 2025.

Property and transportation Underwriting profit for this group was $65 million for the first three months of 2026 compared to $37 million for the first three months of 2025, an increase of $28 million (76%), reflecting higher underwriting profit in the agricultural, transportation and ocean marine businesses. Catastrophe losses were $12 million (2.2 points on the combined ratio) in the first three months of 2026 compared to $10 million (2.0 points) in the first three months of 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty Underwriting profit for this group was $34 million for the first three months of 2026 compared to $20 million for the first three months of 2025, an increase of $14 million (70%). Higher underwriting profit in the targeted markets, workers’ compensation and executive and professional liability businesses were the principal drivers of these improved results. Catastrophe losses were $11 million (1.4 points on the combined ratio) in the first three months of 2026 compared to catastrophe losses of $27 million (3.4 points) in the first three months of 2025.

Specialty financial Underwriting profit for this group was $57 million for the first three months of 2026 compared to $37 million in the first three months of 2025, an increase of $20 million (54%), reflecting higher underwriting profit in the financial institutions and fidelity and crime businesses. Catastrophe losses were $12 million (4.2 points on the combined ratio) in the first three months of 2026 compared to $35 million (11.9 points) in the first three months of 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 56.4% for the first three months of 2026 compared to 61.1% for the first three months of 2025, a decrease of 4.7 percentage points. The components of losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended March 31,
	Amount		Ratio		Change in
	2026	2025	2026	2025	Ratio
Property and transportation
Current year, excluding catastrophe losses	$336	$320	63.9%	64.0%	(0.1%)
Prior accident years development	(47)	(19)	(9.0%)	(3.9%)	(5.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	12	10	2.2%	2.0%	0.2%
Property and transportation losses and LAE and ratio	$301	$311	57.1%	62.1%	(5.0%)

Specialty casualty
Current year, excluding catastrophe losses	$506	$497	63.3%	62.6%	0.7%
Prior accident years development	—	12	—%	1.6%	(1.6%)
Current year catastrophe losses including the impact of net reinstatement premiums	11	27	1.4%	3.4%	(2.0%)
Specialty casualty losses and LAE and ratio	$517	$536	64.7%	67.6%	(2.9%)

Specialty financial
Current year, excluding catastrophe losses	$99	$96	34.9%	33.8%	1.1%
Prior accident years development	(23)	(13)	(7.9%)	(4.6%)	(3.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	12	35	4.2%	11.9%	(7.7%)
Specialty financial losses and LAE and ratio	$88	$118	31.2%	41.1%	(9.9%)

Total Specialty
Current year, excluding catastrophe losses	$941	$913	58.5%	57.8%	0.7%
Prior accident years development	(70)	(20)	(4.4%)	(1.3%)	(3.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	35	72	2.2%	4.5%	(2.3%)
Total Specialty losses and LAE and ratio	$906	$965	56.3%	61.0%	(4.7%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$941	$913	58.5%	57.8%	0.7%
Prior accident years development	(70)	(20)	(4.3%)	(1.3%)	(3.0%)
Current year catastrophe losses including the impact of net reinstatement premiums	35	72	2.2%	4.6%	(2.4%)
Aggregate losses and LAE and ratio	$906	$965	56.4%	61.1%	(4.7%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 58.5% for the first three months of 2026 compared to 57.8% for the first three months of 2025, an increase of 0.7 percentage points.

Property and transportation   The 0.1 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the property and inland marine and ocean marine businesses, both of which have a lower loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment, partially offset by growth in the transportation businesses, which has a higher loss and LAE ratio than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty   The 0.7 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the workers’ compensation and public sector businesses, both of which have a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
higher loss and LAE ratio than some of the other businesses in the Specialty casualty sub-segment and a decrease in net earned premiums in the executive liability and the excess and surplus lines businesses, both of which have a lower loss and LAE ratio than some of the other businesses in the Specialty casualty sub-segment.

Specialty financial   The 1.1 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in AFG’s European operations, which has a higher loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment and a decrease in net earned premiums in the surety business, which has a lower loss and LAE ratio than some of the other businesses in the Specialty financial sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $70 million in the first three months of 2026 compared to $20 million in the first three months of 2025, an increase of $50 million (250%).

Property and transportation Net favorable reserve development of $47 million in the first three months of 2026 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the ocean marine and commercial auto businesses. Net favorable reserve development of $19 million in the first three months of 2025 reflects lower than anticipated losses in the crop business and lower than anticipated claim frequency and severity in the trucking business.

Specialty casualty Net favorable reserve development of less than $1 million in the first three months of 2026 reflects lower than anticipated claim severity in the workers’ compensation businesses, offset by higher than anticipated severity in certain social inflation exposed businesses. Net adverse reserve development of $12 million in the first three months of 2025 reflects higher than anticipated claim severity in the excess liability businesses, partially offset by lower than anticipated claim severity in the workers' compensation businesses.

Specialty financial Net favorable reserve development of $23 million in the first three months of 2026 reflects lower than anticipated claim frequency in the fidelity and crime business and lower than expected claim severity in the surety business. Net favorable reserve development of $13 million in the first three months of 2025 reflects lower than anticipated claim frequency and severity in the financial institutions business.

Catastrophe losses
AFG generally seeks to reduce its exposure to catastrophes (whether resulting from climate change or otherwise) through individual risk selection, including minimizing coastal and known fault-line exposures, and the purchase of reinsurance. AFG currently has comprehensive property catastrophe reinsurance coverage in place (including a $70 million per occurrence net retention) for losses up to $625 million in the vast majority of circumstances. This coverage consists of a combination of $205 million from traditional reinsurance and $350 million of coverage through a fully collateralized catastrophe bond. Based on data available at December 31, 2025, management estimates that AFG’s exposure to a catastrophic earthquake or windstorm that industry models indicate should statistically occur once in every 500 years is less than 3% of AFG’s Shareholders’ Equity.

Catastrophe losses of $35 million in the first three months of 2026 resulted primarily from winter and convective storms in multiple regions of the United States. Catastrophe losses of $72 million in the first three months of 2025 resulted primarily from California wildfires.

Commissions and Other Underwriting Expense
Commissions and other underwriting expenses (“U/W Exp”) were $547 million in the first three months of 2026 compared to $521 million for the first three months of 2025, an increase of $26 million (5%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 34.0% for the first

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
three months of 2026 compared to 33.0% for the first three months of 2025, an increase of 1.0 percentage points. Detail of commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended March 31,
	2026		2025		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$160	30.5%	$152	30.4%	0.1%
Specialty casualty	248	31.1%	238	30.0%	1.1%
Specialty financial	139	48.8%	131	45.9%	2.9%
	$547	34.0%	$521	33.0%	1.0%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.1 percentage points in the first three months of 2026 compared to the first three months of 2025. The increase reflects higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics, partially offset by the impact of growth in the crop and transportation businesses, both of which have a lower commissions and other underwriting expense ratio than some of the other businesses in the Property and transportation sub-segment.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.1 percentage points in the first three months of 2026 compared to the first three months of 2025 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and lower reinsurance ceding commissions in certain excess and surplus businesses, partially offset by the impact of higher ceding commissions in the public sector business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.9 percentage points in the first three months of 2026 compared to the first three months of 2025 due primarily to higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and higher profit-based commissions to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $168 million in the first three months of 2026 compared to $170 million in the first three months of 2025, a decrease of $2 million (1%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended March 31,
	2026	2025	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$171	$158	$13	8%
Alternative investments	(3)	12	(15)	(125%)
Total net investment income	$168	$170	$(2)	(1%)

Average invested assets (at amortized cost)	$16,855	$15,881	$974	6%

Yield (net investment income as a % of average invested assets):
Excluding alternative investments	4.87%	4.81%	0.06%
Alternative investments	(0.43%)	1.75%	(2.18%)
Overall P&C portfolio	3.99%	4.28%	(0.29%)

Yield on fixed maturities (before investment expenses)	5.04%	5.13%	(0.09%)

The decrease in the property and casualty insurance segment’s net investment income for the first three months of 2026 compared to the first three months of 2025 reflects the impact of lower returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs), partially offset by higher balances of invested assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $15 million for the first three months of 2026 compared to $18 million for the first three months of 2025, an improvement of $3 million (17%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended March 31,
	2026	2025
Other income	$4	$3
Other expenses:
Amortization of intangibles	5	5
Interest expense on funds withheld	10	11
Other	4	5
Total other expenses	19	21
Other income and expenses, net	$(15)	$(18)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $52 million in both the first three months of 2026 and 2025.

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three months ended March 31,
	2026	2025	% Change
Revenues:
Net investment income	$6	$5	20%
Other income — P&C fees	25	25	—%
Other income	2	2	—%
Total revenues	33	32	3%

Costs and Expenses:
P&C — loss adjustment and underwriting expenses	9	9	—%
Other expense — expenses associated with P&C fees	16	16	—%
Other expenses	37	40	(8%)
Costs and expenses, excluding interest charges on borrowed money	62	65	(5%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(29)	(33)	(12%)
Interest charges on borrowed money	23	19	21%
Loss before income taxes, excluding realized gains and losses	$(52)	$(52)	—%

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In both the first three months of 2026 and 2025, AFG collected $25 million in fees for these services. Management views this fee income, net of the $16 million in both the first three months of 2026 and 2025, in expenses incurred to generate such fees, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting and claims servicing expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses and loss adjustment expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Income
Other income in the table above includes $2 million and $3 million in the first three months of 2026 and the first three months of 2025, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $37 million in the first three months of 2026 compared to $40 million in the first three months of 2025, a decrease of $3 million (8%). Other expenses for the 2025 quarter include a $4 million charge to increase liabilities related to AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $23 million in the first three months of 2026 compared to $19 million in the first three months of 2025, an increase of $4 million (21%), reflecting the issuance of $350 million principal amount of 5.00% Senior Notes in September 2025.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $18 million in the first three months of 2026 compared to net gains of $3 million in the first three months of 2025, a change of $21 million (700%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended March 31,
	2026	2025
Realized gains (losses) before impairment allowances:
Change in the fair value of equity securities	$(12)	$9
Change in the fair value of derivatives	(1)	1
	(13)	10

Change in allowance for impairments on securities	(5)	(7)
Realized gains (losses) on securities	$(18)	$3

The $12 million net realized loss from the change in the fair value of equity securities in the first three months of 2026 includes losses of $7 million on investments in asset managers, $6 million on investments in media companies and $4 million on investments in healthcare companies, partially offset by gains of $7 million on investments in natural gas companies. The $9 million net realized gain from the change in the fair value of equity securities in the first three months of 2025 includes gains of $5 million on investments in media companies and $2 million on investments in natural gas companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $48 million for the first three months of 2026 compared to $43 million for the first three months of 2025, an increase of $5 million (12%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively. As of March 31, 2026, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2026, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2025 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at March 31, 2026 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$11,477
Percentage impact on fair value of 100 bps increase in interest rates	(3.5%)
Pretax impact on fair value of fixed maturity portfolio	$(402)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the first fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the first fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2026 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter:
January	124,688	$128.34	124,688	4,875,312
February	137,522	128.66	137,522	4,737,790
March	203,887	127.04	203,887	4,533,903
Total	466,097	$127.86	466,097
(*)Represents the remaining shares that may be repurchased until December 31, 2030 under the Plan authorized by AFG’s Board of Directors in December 2025.

In connection with its stock incentive plan, AFG acquired 160 shares of its Common Stock (at an average of $133.27 per share) in January 2026, 38,268 shares (at an average of $129.87 per share) in February 2026 and 308 shares (at an average of $128.28 per share) in March 2026.

ITEM 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 6. Exhibits

Number	Exhibit Description
31(a)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of Co-Chief Executive Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
31(c)	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)..

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Group, Inc.

May 7, 2026	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer