Form 10-Q
period 2026-06-30
AMERICAN FINANCIAL GROUP INC
filed 2026-08-06
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2026, there were 82,921,466 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$1,438	$1,727
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $11,425 and $11,101; allowance for expected credit losses of $25 and $21)	11,258	11,052
Fixed maturities, trading at fair value	80	91
Equity securities, at fair value	779	785
Investments accounted for using the equity method	2,437	2,421
Mortgage loans	920	947
Real estate and other investments	157	159
Total cash and investments	17,069	17,182

Recoverables from reinsurers	5,267	5,528
Prepaid reinsurance premiums	1,375	1,089
Agents’ balances and premiums receivable	2,046	1,641
Deferred policy acquisition costs	366	333
Assets of managed investment entities	4,142	4,050
Other receivables	1,117	1,212
Other assets	1,325	1,280
Goodwill	327	327
Total assets	$33,034	$32,642

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$14,842	$15,094
Unearned premiums	4,297	3,736
Payable to reinsurers	1,133	1,195
Liabilities of managed investment entities	3,993	3,907
Long-term debt	1,821	1,820
Other liabilities	2,127	2,070
Total liabilities	28,213	27,822

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 82,916,648 and 83,422,202 shares outstanding	83	83
Capital surplus	1,434	1,430
Retained earnings	3,446	3,357
Accumulated other comprehensive income (loss), net of tax	(142)	(50)
Total shareholders’ equity	4,821	4,820
Total liabilities and shareholders’ equity	$33,034	$32,642

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Net earned premiums	$1,694	$1,647	$3,303	$3,227
Net investment income	221	184	408	357
Realized gains (losses) on securities	16	2	(2)	5
Income of managed investment entities:
Investment income	69	68	136	144
Gain (loss) on change in fair value of assets/liabilities	1	(4)	(19)	(7)
Other income	29	27	58	54
Total revenues	2,030	1,924	3,884	3,780

Costs and Expenses:
Losses and loss adjustment expenses	1,000	1,007	1,906	1,972
Commissions and other underwriting expenses	560	534	1,116	1,064
Interest charges on borrowed money	24	19	47	38
Expenses of managed investment entities	58	60	116	128
Other expenses	72	75	144	152
Total costs and expenses	1,714	1,695	3,329	3,354
Earnings before income taxes	316	229	555	426
Provision for income taxes	68	55	116	98
Net Earnings	$248	$174	$439	$328

Earnings per Common Share:
Total basic earnings	$2.99	$2.07	$5.28	$3.92
Total diluted earnings	$2.99	$2.07	$5.28	$3.92
Average number of Common Shares:
Basic	83.0	83.5	83.1	83.7
Diluted	83.0	83.5	83.1	83.7

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net earnings	$248	$174	$439	$328

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(16)	34	(98)	89
Reclassification adjustment for realized (gains) losses included in net earnings	4	6	8	12
Total net unrealized gains (losses) on securities	(12)	40	(90)	101
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(3)	—	(3)	1
Reclassification adjustment for investment income included in net earnings	—	2	1	4
Total net unrealized gains (losses) on cash flow hedges	(3)	2	(2)	5
Foreign currency translation adjustments	—	5	—	2
Other comprehensive income (loss), net of tax	(15)	47	(92)	108

Comprehensive income	$233	$221	$347	$436

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at March 31, 2026	83,086,295	$1,511	$3,294	$(127)	$4,678
Net earnings	—	—	248	—	248
Other comprehensive loss	—	—	—	(15)	(15)
Dividends ($0.88 per share)	—	—	(73)	—	(73)
Shares issued:
Restricted stock awards	—	—	—	—	—
Other benefit plans	35,741	5	—	—	5
Dividend reinvestment plan	2,274	—	—	—	—
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(201,641)	(3)	(23)	—	(26)
Shares exchanged — benefit plans	(988)	—	—	—	—
Forfeitures of restricted stock	(5,033)	—	—	—	—
Balance at June 30, 2026	82,916,648	$1,517	$3,446	$(142)	$4,821

Balance at March 31, 2025	83,668,453	$1,493	$3,078	$(179)	$4,392
Net earnings	—	—	174	—	174
Other comprehensive income	—	—	—	47	47
Dividends ($0.80 per share)	—	—	(68)	—	(68)
Shares issued:
Restricted stock awards	—	—	—	—	—
Other benefit plans	37,907	5	—	—	5
Dividend reinvestment plan	2,076	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(319,736)	(6)	(33)	—	(39)
Shares exchanged — benefit plans	(141)	—	—	—	—
Forfeitures of restricted stock	(2,898)	—	—	—	—
Balance at June 30, 2025	83,385,661	$1,497	$3,151	$(132)	$4,516

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2025	83,422,202	$1,513	$3,357	$(50)	$4,820
Net earnings	—	—	439	—	439
Other comprehensive loss	—	—	—	(92)	(92)
Dividends ($3.26 per share)	—	—	(272)	—	(272)
Shares issued:
Restricted stock awards	150,544	—	—	—	—
Other benefit plans	51,853	7	—	—	7
Dividend reinvestment plan	8,354	1	—	—	1
Stock-based compensation expense	—	9	—	—	9
Shares acquired and retired	(667,738)	(12)	(74)	—	(86)
Shares exchanged — benefit plans	(39,724)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(8,843)	—	—	—	—
Balance at June 30, 2026	82,916,648	$1,517	$3,446	$(142)	$4,821

Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466
Net earnings	—	—	328	—	328
Other comprehensive income	—	—	—	108	108
Dividends ($3.60 per share)	—	—	(302)	—	(302)
Shares issued:
Exercise of stock options	18,932	1	—	—	1
Restricted stock awards	166,297	—	—	—	—
Other benefit plans	53,564	7	—	—	7
Dividend reinvestment plan	9,096	1	—	—	1
Stock-based compensation expense	—	9	—	—	9
Shares acquired and retired	(782,134)	(15)	(82)	—	(97)
Shares exchanged — benefit plans	(42,950)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(15,402)	—	—	—	—
Balance at June 30, 2025	83,385,661	$1,497	$3,151	$(132)	$4,516

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six months ended June 30,
	2026	2025
Operating Activities:
Net earnings	$439	$328
Adjustments:
Depreciation and amortization	49	44
Realized gains on investing activities	(4)	(6)
Net sales of trading securities	11	2
Change in:
Reinsurance and other receivables	(335)	45
Other assets	(46)	2
Insurance claims and reserves	309	97
Payable to reinsurers	(62)	(39)
Other liabilities	43	29
Managed investment entities’ assets/liabilities	146	33
Other operating activities, net	16	(2)
Net cash provided by operating activities	566	533

Investing Activities:
Purchases of:
Fixed maturities	(1,515)	(1,046)
Equity securities	(85)	(11)
Mortgage loans	(15)	(145)
Other investments	(81)	(122)
Real estate, property and equipment	(58)	(58)
Proceeds from:
Maturities and redemptions of fixed maturities	1,135	996
Repayments of mortgage loans	41	25
Sales of fixed maturities	48	46
Sales of equity securities	96	15
Sales of other investments	78	26
Sales of real estate, property and equipment	7	2
Managed investment entities:
Purchases of investments	(797)	(837)
Proceeds from sales and redemptions of investments	567	1,170
Other investing activities, net	(3)	(2)
Net cash provided by (used in) investing activities	(582)	59

Financing Activities:
Issuances of Common Stock	5	7
Repurchases of Common Stock	(86)	(97)
Cash dividends paid on Common Stock	(271)	(301)
Issuances of managed investment entities’ liabilities	446	1,119
Retirements of managed investment entities’ liabilities	(367)	(1,458)
Net cash used in financing activities	(273)	(730)
Net Change in Cash and Cash Equivalents	(289)	(138)
Cash and cash equivalents at beginning of period	1,727	1,406
Cash and cash equivalents at end of period	$1,438	$1,268

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	G.	Goodwill and Other Intangibles
B.	Segments of Operations	H.	Long-Term Debt
C.	Fair Value Measurements	I.	Shareholders’ Equity
D.	Investments	J.	Income Taxes
E.	Derivatives	K.	Contingencies
F.	Managed Investment Entities	L.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to June 30, 2026, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first six months of 2026.

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

Derivatives   Derivatives included in AFG’s Balance Sheet are recorded at fair value. Changes in fair value of derivatives are included in earnings unless the derivatives are designated and qualify as highly effective cash flow hedges. AFG’s derivatives that do not qualify for hedge accounting under GAAP consist primarily of components of certain fixed maturity securities (convertible fixed maturities and certain structured securities) and a total return swap related to its deferred compensation obligations to employees.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

At June 30, 2026, assets and liabilities of managed investment entities included $136 million in assets and $111 million in liabilities of temporary warehousing entities that were established to provide AFG the ability to form new CLOs. At closing, all warehoused assets will be transferred to the new CLOs and the liabilities will be repaid.

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

At June 30, 2026, AFG has a $210 million lease liability included in other liabilities and a lease right-of-use asset of $188 million included in other assets compared to $216 million and $198 million, respectively, at December 31, 2025.

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

Earnings Per Share   Although basic earnings per share only considers shares of Common Stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to AFG’s stock-based compensation plan: second quarter of both 2026 and 2025 — none; first six months of 2026 — none and 2025 — less than 0.1 million.

There were no anti-dilutive potential common shares for the second quarter or the first six months of 2026 or 2025.

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

AFG reports its property and casualty insurance business in the following Specialty sub-segments: (i) Property and transportation, which includes physical damage and liability coverage for buses and trucks and other specialty transportation niches, inland and ocean marine, agricultural-related products and other commercial property coverages, (ii) Specialty casualty, which includes primarily excess and surplus and excess liability, general liability for the energy, construction and environmental industries, executive and professional liability, specialty coverages in targeted markets, and workers’ compensation insurance, and (iii) Specialty financial, which includes risk management insurance programs for lending and leasing institutions (including equipment leasing and collateral and lender-placed mortgage property insurance), surety and fidelity products and trade credit insurance. AFG’s reportable segments and their components were determined based primarily upon similar economic characteristics, products and services. The impacts of all intercompany transactions between segments have been eliminated.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

AFG’s Chief Operating Decision Makers (“CODMs”) are its Co-CEOs. The CODMs evaluate the performance of the Property and casualty insurance segment based on return on equity and underwriting profit. The CODMs use this measure to allocate resources and make capital decisions.

Sales of property and casualty insurance outside of the United States represented 4% of AFG’s revenues in both the second quarter and first six months of 2026 and 2025.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	June 30, 2026	December 31, 2025
Assets
Property and casualty insurance (*)	$28,065	$27,654
Other	4,969	4,988
Total assets	$33,034	$32,642
(*)Not allocable to sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Property and casualty insurance:
Net earned premiums:
Specialty
Property and transportation	$590	$576	$1,116	$1,076
Specialty casualty	814	799	1,613	1,593
Specialty financial	290	272	574	558
Total net earned premiums	1,694	1,647	3,303	3,227
Net investment income	221	179	389	349
Other income	3	—	7	3
Total property and casualty insurance	1,918	1,826	3,699	3,579
Other	96	96	187	196
Total revenues before realized gains (losses)	2,014	1,922	3,886	3,775
Realized gains (losses) on securities	16	2	(2)	5
Total revenues	$2,030	$1,924	$3,884	$3,780

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$57	$27	$122	$64
Specialty casualty	45	49	79	69
Specialty financial	42	38	99	75
Other lines	(2)	(1)	(2)	(1)
Total underwriting (a)	142	113	298	207
Investment and other income, net	208	160	361	312
Total property and casualty insurance	350	273	659	519
Other (b)	(50)	(46)	(102)	(98)
Total earnings before realized gains (losses) and income taxes	300	227	557	421
Realized gains (losses) on securities	16	2	(2)	5
Total earnings before income taxes	$316	$229	$555	$426
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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Property and casualty insurance:
Specialty:
Property and transportation:
Net earned premiums	$590	$576	$1,116	$1,076
Losses and loss adjustment expenses	369	387	670	698
Commissions and other underwriting expenses	164	162	324	314
Underwriting profit	$57	$27	$122	$64

Specialty casualty:
Net earned premiums	$814	$799	$1,613	$1,593
Losses and loss adjustment expenses	525	516	1,042	1,052
Commissions and other underwriting expenses	244	234	492	472
Underwriting profit	$45	$49	$79	$69

Specialty financial:
Net earned premiums	$290	$272	$574	$558
Losses and loss adjustment expenses	104	103	192	221
Commissions and other underwriting expenses	144	131	283	262
Underwriting profit	$42	$38	$99	$75

Other lines:
Losses and loss adjustment expenses	$2	$1	$2	$1
Underwriting profit (loss)	$(2)	$(1)	$(2)	$(1)

Total property and casualty insurance segment:
Net earned premiums	$1,694	$1,647	$3,303	$3,227
Losses and loss adjustment expenses	1,000	1,007	1,906	1,972
Commissions and other underwriting expenses	552	527	1,099	1,048
Underwriting profit	$142	$113	$298	$207

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$140	$3	$—	$143
States, municipalities and political subdivisions	—	771	2	773
Foreign government	—	232	—	232
Residential mortgage-backed securities (“MBS”)	—	3,180	3	3,183
Collateralized loan obligations	—	1,096	—	1,096
Other asset-backed securities	—	2,250	317	2,567
Corporate and other	1	2,883	380	3,264
Total AFS fixed maturities	141	10,415	702	11,258
Trading fixed maturities	—	69	11	80
Equity securities	482	50	247	779
Assets of managed investment entities (“MIE”)	210	3,918	14	4,142
Total assets accounted for at fair value	$833	$14,452	$974	$16,259
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	202	3,777	14	3,993
Other liabilities — derivatives	—	5	—	5
Total liabilities accounted for at fair value	$202	$3,782	$17	$4,001

December 31, 2025
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$157	$4	$—	$161
States, municipalities and political subdivisions	—	831	4	835
Foreign government	—	238	—	238
Residential MBS	—	2,744	3	2,747
Collateralized loan obligations	—	1,160	—	1,160
Other asset-backed securities	—	2,215	310	2,525
Corporate and other	1	2,990	395	3,386
Total AFS fixed maturities	158	10,182	712	11,052
Trading fixed maturities	—	66	25	91
Equity securities	478	51	256	785
Assets of managed investment entities	310	3,725	15	4,050
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$946	$14,025	$1,008	$15,979
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	298	3,594	15	3,907
Other liabilities — derivatives	—	3	—	3
Total liabilities accounted for at fair value	$298	$3,597	$18	$3,913

Approximately 6% of the total assets carried at fair value at June 30, 2026, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 89% ($862 million) of the total fair value of Level 3 assets at June 30, 2026. Approximately 72% ($620 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Level 3 investments ($242 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 8% ($79 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 3% ($33 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the second quarter and first six months of 2026 and 2025 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2026	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2026
AFS fixed maturities:
State and municipal	$6	$—	$—	$—	$(1)	$—	$(3)	$2
Residential MBS	3	—	—	—	—	—	—	3
Other asset-backed securities	356	(7)	(8)	15	(39)	—	—	317
Corporate and other	380	(4)	—	24	(24)	4	—	380
Total AFS fixed maturities	745	(11)	(8)	39	(64)	4	(3)	702
Trading fixed maturities	13	—	—	—	—	—	(2)	11
Equity securities	242	2	—	6	—	—	(3)	247
Assets of MIE	15	(1)	—	—	—	—	—	14
Total Level 3 assets	$1,015	$(10)	$(8)	$45	$(64)	$4	$(8)	$974

Contingent consideration — acquisitions	$(3)	$—	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(3)	$—	$—	$—	$—	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at March 31, 2025	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2025
AFS fixed maturities:
State and municipal	$4	$—	$—	$—	$—	$2	$—	$6
Residential MBS	1	—	—	—	—	—	—	1
Other asset-backed securities	281	—	3	6	(6)	—	—	284
Corporate and other	462	7	1	25	(34)	—	—	461
Total AFS fixed maturities	748	7	4	31	(40)	2	—	752
Trading fixed maturities	13	—	—	—	—	—	—	13
Equity securities	297	20	—	3	—	7	(41)	286
Assets of MIE	12	(2)	—	1	—	—	—	11
Total Level 3 assets	$1,070	$25	$4	$35	$(40)	$9	$(41)	$1,062

Contingent consideration — acquisitions	$(1)	$—	$—	$—	$—	$—	$—	$(1)
Total Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2025	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2026
AFS fixed maturities:
State and municipal	$4	$—	$—	$—	$(1)	$2	$(3)	$2
Residential MBS	3	—	—	—	—	—	—	3
Other asset-backed securities	310	(7)	(8)	44	(49)	27	—	317
Corporate and other	395	(8)	—	42	(61)	12	—	380
Total AFS fixed maturities	712	(15)	(8)	86	(111)	41	(3)	702
Trading fixed maturities	25	1	—	—	(13)	—	(2)	11
Equity securities	256	(12)	—	6	—	—	(3)	247
Assets of MIE	15	(2)	—	1	—	—	—	14
Total Level 3 assets	$1,008	$(28)	$(8)	$93	$(124)	$41	$(8)	$974

Contingent consideration — acquisitions	$(3)	$—	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(3)	$—	$—	$—	$—	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2024	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at June 30, 2025
AFS fixed maturities:
State and municipal	$1	$—	$—	$—	$—	$5	$—	$6
Residential MBS	1	—	—	—	—	—	—	1
Other asset-backed securities	296	—	5	16	(33)	—	—	284
Corporate and other	470	1	5	39	(48)	1	(7)	461
Total AFS fixed maturities	768	1	10	55	(81)	6	(7)	752
Trading fixed maturities	26	1	—	—	(14)	—	—	13
Equity securities	292	18	—	16	—	7	(47)	286
Assets of MIE	10	(3)	—	4	—	—	—	11
Total Level 3 assets	$1,096	$17	$10	$75	$(95)	$13	$(54)	$1,062

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$1	$—	$—	$(1)
Total Level 3 liabilities	$(2)	$—	$—	$—	$1	$—	$—	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and cash equivalents	$1,438	$1,438	$1,438	$—	$—
Mortgage loans	920	908	—	—	908
Total financial assets not accounted for at fair value	$2,358	$2,346	$1,438	$—	$908

Long-term debt	$1,821	$1,551	$—	$1,548	$3
Total financial liabilities not accounted for at fair value	$1,821	$1,551	$—	$1,548	$3

December 31, 2025
Financial assets:
Cash and cash equivalents	$1,727	$1,727	$1,727	$—	$—
Mortgage loans	947	937	—	—	937
Total financial assets not accounted for at fair value	$2,674	$2,664	$1,727	$—	$937

Long-term debt	$1,820	$1,609	$—	$1,606	$3
Total financial liabilities not accounted for at fair value	$1,820	$1,609	$—	$1,606	$3

D.    Investments

Available for sale fixed maturities at June 30, 2026 and December 31, 2025, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
June 30, 2026
Fixed maturities:
U.S. government and government agencies	$144	$—	$—	$(1)	$(1)	$143
States, municipalities and political subdivisions	795	—	5	(27)	(22)	773
Foreign government	230	—	2	—	2	232
Residential MBS	3,281	1	28	(125)	(97)	3,183
Collateralized loan obligations	1,103	4	—	(3)	(3)	1,096
Other asset-backed securities	2,610	6	11	(48)	(37)	2,567
Corporate and other	3,262	14	46	(30)	16	3,264
Total fixed maturities	$11,425	$25	$92	$(234)	$(142)	$11,258

December 31, 2025
Fixed maturities:
U.S. government and government agencies	$160	$—	$1	$—	$1	$161
States, municipalities and political subdivisions	853	—	8	(26)	(18)	835
Foreign government	236	—	2	—	2	238
Residential MBS	2,808	1	43	(103)	(60)	2,747
Collateralized loan obligations	1,167	5	1	(3)	(2)	1,160
Other asset-backed securities	2,539	5	29	(38)	(9)	2,525
Corporate and other	3,338	10	81	(23)	58	3,386
Total fixed maturities	$11,101	$21	$165	$(193)	$(28)	$11,052

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026			December 31, 2025
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$334	$371	$37	$332	$365	$33
Perpetual preferred stocks	390	408	18	398	420	22
Total equity securities carried at fair value	$724	$779	$55	$730	$785	$55

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

			Net Investment Income
	Carrying Value		Three months ended June 30,		Six months ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Real estate-related investments (*)	$1,399	$1,431	$2	$(16)	$7	$1
Private equity	936	895	36	7	46	1
Private debt	102	95	—	3	3	5
Total investments accounted for using the equity method	$2,437	$2,421	$38	$(6)	$56	$7
(*)88% and 87% of the carrying value relates to underlying investments in multi-family properties as of June 30, 2026 and December 31, 2025, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $429 million and $456 million as of June 30, 2026 and December 31, 2025, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
June 30, 2026
Fixed maturities:
U.S. government and government agencies	$(1)	$71	99%	$—	$28	100%
States, municipalities and political subdivisions	(2)	245	99%	(25)	259	91%
Foreign government	—	21	100%	—	—	—%
Residential MBS	(18)	1,267	99%	(107)	861	89%
Collateralized loan obligations	(1)	576	100%	(2)	114	98%
Other asset-backed securities	(9)	862	99%	(39)	692	95%
Corporate and other	(11)	783	99%	(19)	571	97%
Total fixed maturities	$(42)	$3,825	99%	$(192)	$2,525	93%

December 31, 2025
Fixed maturities:
U.S. government and government agencies	$—	$15	100%	$—	$44	100%
States, municipalities and political subdivisions	—	47	100%	(26)	426	94%
Foreign government	—	52	100%	—	5	100%
Residential MBS	(4)	186	98%	(99)	914	90%
Collateralized loan obligations	—	124	100%	(3)	147	98%
Other asset-backed securities	(1)	311	100%	(37)	803	96%
Corporate and other	(2)	174	99%	(21)	794	97%
Total fixed maturities	$(7)	$909	99%	$(186)	$3,133	94%

At June 30, 2026, the gross unrealized losses on fixed maturities of $234 million relate to approximately 1,100 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 96% of the gross unrealized loss and 98% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2026.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at March 31, 2026	$11	$15	$26
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions to previously recognized expected credit losses	—	3	3
Reductions due to sales or redemptions	—	(4)	(4)
Balance at June 30, 2026	$11	$14	$25

Balance at March 31, 2025	$11	$30	$41
Provision for expected credit losses on securities with no previous allowance	—	1	1
Additions (reductions) to previously recognized expected credit losses	(1)	—	(1)
Reductions due to sales or redemptions	—	(26)	(26)
Balance at June 30, 2025	$10	$5	$15

Balance at December 31, 2025	$11	$10	$21
Provision for expected credit losses on securities with no previous allowance	—	5	5
Additions to previously recognized expected credit losses	—	3	3
Reductions due to sales or redemptions	—	(4)	(4)
Balance at June 30, 2026	$11	$14	$25

Balance at December 31, 2024	$11	$23	$34
Provision for expected credit losses on securities with no previous allowance	—	3	3
Additions (reductions) to previously recognized expected credit losses	(1)	5	4
Reductions due to sales or redemptions	—	(26)	(26)
Balance at June 30, 2025	$10	$5	$15
(*)Includes residential MBS, collateralized loan obligations and other asset-backed securities (“ABS”).

In the first six months of 2026 and 2025, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of June 30, 2026 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$773	$766	7%
After one year through five years	1,952	1,954	17%
After five years through ten years	1,448	1,464	13%
After ten years	244	228	2%
	4,417	4,412	39%
CLOs and other ABS (average life of approximately 3.5 years)	3,703	3,663	33%
Residential MBS (average life of approximately 6 years)	3,280	3,183	28%
Total	$11,400	$11,258	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers that exceeded 10% of shareholders’ equity at June 30, 2026 or December 31, 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Investment Income   The following table shows investment income earned and investment expenses incurred (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income:
Fixed maturities:
Interest and amortization	$148	$141	$293	$281
Change in fair value (*)	—	7	—	2
Equity securities:
Dividends	5	15	15	21
Change in fair value	2	4	(8)	4
Equity in earnings (losses) of partnerships and similar investments, net	38	(6)	56	7
Cash and cash equivalents	10	10	22	23
Mortgage loans	14	11	26	20
Other	10	8	17	12
Gross investment income	227	190	421	370
Investment expenses	(6)	(6)	(13)	(13)
Net investment income	$221	$184	$408	$357
(*)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended June 30, 2026				Three months ended June 30, 2025
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(11)	$(3)	$(14)	$(16)	$(8)	$—	$(8)	$51
Equity securities	30	—	30	—	10	—	10	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	19	(3)	16	(16)	2	—	2	51
Tax effects	(3)	1	(2)	4	—	—	—	(11)
Net of tax	$16	$(2)	$14	$(12)	$2	$—	$2	$40

	Six months ended June 30, 2026				Six months ended June 30, 2025
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(12)	$(8)	$(20)	$(114)	$(7)	$(7)	$(14)	$127
Equity securities	18	—	18	—	19	—	19	—
Mortgage loans and other investments	—	—	—	—	—	—	—	—
Total pretax	6	(8)	(2)	(114)	12	(7)	5	127
Tax effects	(1)	2	1	24	(2)	1	(1)	(26)
Net of tax	$5	$(6)	$(1)	$(90)	$10	$(6)	$4	$101

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the second quarter and first six months of 2026 and 2025 on securities that were still owned at June 30, 2026 and June 30, 2025 as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Included in realized gains (losses)	$12	$9	$(2)	$16
Included in net investment income	2	2	(5)	3
	$14	$11	$(7)	$19

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Six months ended June 30,
	2026	2025
Gross gains	$2	$3
Gross losses	(4)	(11)

E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		June 30, 2026		December 31, 2025
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$—	$5	$1	$3

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	72	—	53	—
Total return swap	Other assets/Other liabilities	—	—	—	—
		$72	$5	$54	$3

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

Under the terms of the swaps, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The notional amounts of the interest rate swaps generally decline over each swap’s respective life (the active swaps expire between October 2026 and October 2034) in anticipation of the expected decline in AFG’s portfolio of fixed maturity securities with floating interest rates based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $799 million at June 30, 2026 compared to $464 million at December 31, 2025, reflecting seven new swaps entered into in the first six months of 2026 ($425 million notional amount at issuance), partially offset by scheduled amortization. Amounts reclassified from AOCI to net investment income were losses of $1 million and $2 million in the second quarter of 2026 and 2025 and losses of $2 million and $5 million in the first six months of 2026 and 2025, respectively. Based on a forward interest rate curve at June 30, 2026, management estimates that it will reclassify approximately $4 million of pre-tax net losses on interest rate swaps from AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $19 million and $10 million at June 30, 2026 and December 31, 2025, respectively, is included in other assets in AFG’s Balance Sheet.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The fixed maturities with embedded derivatives consist of convertible fixed maturity securities and certain structured securities. AFG records the change in the fair value of these securities in net earnings. These investments are part of AFG’s overall investment strategy and represent a small component of AFG’s overall investment portfolio.

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap. AFG’s Balance Sheet includes a $3 million receivable for collateral posted related to the swap (included in other assets) at June 30, 2026, and a liability of less than $1 million to return collateral related to the swap (included in other liabilities) at December 31, 2025.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of Earnings Line	2026	2025	2026	2025
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$(1)	$(2)	$(2)	$(5)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(9)	—	(10)	1
Fixed maturities with embedded derivatives	Net investment income	—	7	—	2
Total return swap	Other expenses	14	9	10	6
Earnings (losses) on non-designated hedges		5	16	—	9
Total earnings (losses) on derivatives		$4	$14	$(2)	$4

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

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $149 million (including $112 million invested in the most subordinate tranches and $25 million invested in temporary warehousing entities) at June 30, 2026.

In the first six months of 2025, AFG formed one new CLO, which issued $406 million face amount of liabilities (including $40 million face amount purchased by AFG). In the first six months of 2025, one CLO was substantially liquidated in accordance with the CLO indenture.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches and temporary warehousing entities (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$133	$122	$143	$175
Purchases	15	40	26	75
Sales	(3)	(9)	(3)	(88)
Distributions	(5)	(7)	(13)	(18)
CLO earnings (losses) attributable to AFG	9	2	(4)	4
Balance at end of period	$149	$148	$149	$148

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$11	$12	$(63)	$(45)
Liabilities	(10)	(16)	44	38
Management fees paid to AFG	3	2	5	5
CLO earnings (losses) attributable to AFG	9	2	(4)	4
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $139 million and $77 million at June 30, 2026 and December 31, 2025, respectively. Excluding the most subordinated tranches, the aggregate unpaid principal balance of the CLOs’ debt exceeded the carrying value by $12 million at June 30, 2026 and the carrying value of the CLOs’ debt exceeded the aggregate unpaid principal balance by $13 million at December 31, 2025. At June 30, 2026 and December 31, 2025, the CLO assets did not include any loans in default for which the CLOs are not accruing interest.

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.10 billion at June 30, 2026 and $1.16 billion at December 31, 2025.

G.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $327 million during the first six months of 2026.

Included in other assets in AFG’s Balance Sheet is $179 million at June 30, 2026 and $189 million at December 31, 2025 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $85 million and $75 million, respectively. Amortization of intangibles was $5 million in both the second quarter of 2026 and 2025 and $10 million in both the first six months of 2026 and 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
H.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2026			December 31, 2025
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.00% Senior Notes due September 2035	350	(6)	344	350	(6)	344
5.25% Senior Notes due April 2030	253	(2)	251	253	(3)	250
Other	3	—	3	3	—	3
	1,173	(9)	1,164	1,173	(10)	1,163

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,848	$(27)	$1,821	$1,848	$(28)	$1,820

Scheduled principal payments on debt for the balance of 2026, the subsequent five years and thereafter are as follows: 2026 — none; 2027 — none; 2028 — none; 2029 — none; 2030 — $253 million; 2031 — none and thereafter — $1.60 billion.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at June 30, 2026 or December 31, 2025.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) is as follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended June 30, 2026
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(21)	$5	$(16)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on securities	$(100)	(16)	4	(12)	$(112)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(4)	1	(3)
Reclassification adjustment for investment income included in net earnings (*)		1	(1)	—
Total net unrealized gains (losses) on cash flow hedges	(1)	(3)	—	(3)	(4)
Foreign currency translation adjustments	(28)	—	—	—	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(127)	$(19)	$4	$(15)	$(142)

Quarter ended June 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$43	$(9)	$34
Reclassification adjustment for realized (gains) losses included in net earnings (*)		8	(2)	6
Total net unrealized gains (losses) on securities	$(141)	51	(11)	40	$(101)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		1	(1)	—
Reclassification adjustment for investment income included in net earnings (*)		2	—	2
Total net unrealized gains (losses) on cash flow hedges	(7)	3	(1)	2	(5)
Foreign currency translation adjustments	(33)	4	1	5	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(179)	$58	$(11)	$47	$(132)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Six months ended June 30, 2026
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(124)	$26	$(98)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		10	(2)	8
Total net unrealized gains (losses) on securities	$(22)	(114)	24	(90)	$(112)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(4)	1	(3)
Reclassification adjustment for investment income included in net earnings (*)		2	(1)	1
Total net unrealized gains (losses) on cash flow hedges	(2)	(2)	—	(2)	(4)
Foreign currency translation adjustments	(28)	—	—	—	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(50)	$(116)	$24	$(92)	$(142)

Six months ended June 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$112	$(23)	$89
Reclassification adjustment for realized (gains) losses included in net earnings (*)		15	(3)	12
Total net unrealized gains (losses) on securities	$(202)	127	(26)	101	$(101)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		2	(1)	1
Reclassification adjustment for investment income included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on cash flow hedges	(10)	7	(2)	5	(5)
Foreign currency translation adjustments	(30)	1	1	2	(28)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(240)	$135	$(27)	$108	$(132)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plan   Under AFG’s stock incentive plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first six months of 2026, AFG issued 150,544 shares of restricted Common Stock (fair value of $132.82 per share) under the stock incentive plan.

Total compensation expense related to the stock incentive plan was $4 million and $5 million in the second quarter of 2026 and 2025, respectively, and $9 million in both the first six months of 2026 and 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$316		$229		$555		$426

Income taxes at statutory rate	$67	21%	$48	21%	$117	21%	$89	21%
Effect of:
State and local income taxes, net of federal income tax effect	2	1%	7	3%	5	1%	10	2%
Income tax credits	(1)	—%	—	—%	(5)	(1%)	—	—%
Impact of nontaxable or nondeductible items:
Tax preference investments	(1)	—%	(2)	(1%)	(2)	—%	(3)	(1%)
Other	3	1%	2	1%	4	1%	2	1%
Other adjustments	(2)	(1%)	—	—%	(3)	(1%)	—	—%
Provision for income taxes as shown in the statement of earnings	$68	22%	$55	24%	$116	21%	$98	23%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Insurance

Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first six months of 2026 and 2025 (in millions):

	Six months ended June 30,
	2026	2025
Balance at beginning of year	$15,094	$14,179
Less reinsurance recoverables, net of allowance	5,306	4,957
Net liability at beginning of year	9,788	9,222
Provision for losses and LAE occurring in the current period	2,031	2,003
Net decrease in the provision for claims of prior years	(125)	(31)
Total losses and LAE incurred	1,906	1,972
Payments for losses and LAE of:
Current year	(467)	(448)
Prior years	(1,435)	(1,450)
Total payments	(1,902)	(1,898)
Foreign currency translation and other	(3)	(10)
Net liability at end of period	9,789	9,286
Add back reinsurance recoverables, net of allowance	5,053	4,548
Gross unpaid losses and LAE included in the balance sheet at end of period	$14,842	$13,834

The net decrease in the provision for claims of prior years during the first six months of 2026 reflects (i) lower than anticipated losses in the crop business, lower than expected claim severity and frequency in the inland marine business and lower than anticipated claim severity in the commercial auto, aviation and ocean marine businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the fidelity and crime business and lower than expected claim severity in the surety and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated severity in certain social inflation exposed businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first six months of 2025 reflects (i) lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation and agribusiness operations and lower than expected claim frequency in the inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the trade credit, surety and fidelity businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated claim severity in the excess and surplus and social services businesses (within the Specialty casualty sub-segment).

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2026 and 2025 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2026	2025	2026	2025
Balance at March 31	$9	$10	$19	$18
Provision (credit) for expected credit losses	—	(1)	2	1
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$9	$9	$21	$19

Balance at December 31	$10	$11	$20	$19
Provision (credit) for expected credit losses	(1)	(2)	1	—
Write-offs charged against the allowance	—	—	—	—
Balance at June 30	$9	$9	$21	$19

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	32	Results of Operations	42
Overview	33	General	42
Critical Accounting Policies	33	Results of Operations — Second Quarter	43
Liquidity and Capital Resources	34	Segmented Statement of Earnings	43
Ratios	34	Property and Casualty Insurance	44
Condensed Consolidated Cash Flows	34	Holding Company, Other and Unallocated	52
Parent and Subsidiary Liquidity	35	Results of Operations — First Six Months	54
Investments	36	Segmented Statement of Earnings	54
Uncertainties	38	Property and Casualty Insurance	55
Managed Investment Entities	39	Holding Company, Other and Unallocated	62
		Recent Accounting Standards	63

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

AFG reported net earnings of $248 million ($2.99 per share, diluted) for the second quarter of 2026 compared to $174 million ($2.07 per share, diluted) for the second quarter of 2025 and $439 million ($5.28 per share, diluted) for the first six months of 2026 compared to $328 million ($3.92 per share, diluted) for the first six months of 2025. The increases in the 2026 periods reflect higher underwriting profit and higher net investment income from AFG’s alternative investment portfolio.

Outlook
Management expects its diversification and disciplined, opportunistic underwriting culture to produce overall premium growth and strong underwriting results even as some markets in the property and casualty industry have softened. In addition, management anticipates improved returns on alternative investments, relative to the returns earned in 2025 and the first quarter of 2026, will continue to have a positive impact on net investment income in the second half of 2026.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2025 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	June 30, 2026	2025	2024
Principal amount of long-term debt	$1,848	$1,848	$1,498
Total capital	6,811	6,718	6,204
Ratio of debt to total capital:
Including subordinated debt	27.1%	27.5%	24.1%
Excluding subordinated debt	17.2%	17.5%	13.3%

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

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$566	$533
Net cash provided by (used in) investing activities	(582)	59
Net cash used in financing activities	(273)	(730)
Net change in cash and cash equivalents	$(289)	$(138)

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities increased cash flows from operating activities by $146 million during the first six months of 2026 and $33 million in the first six months of 2025, accounting for a $113 million increase in cash flows from operating activities in the 2026 period compared to the 2025 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $420 million and $500 million in the first six months of 2026 and 2025, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Net Cash Provided by (Used in) Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $230 million use of cash in the first six months of 2026 compared to a $333 million source of cash in the first six months of 2025, accounting for a $563 million increase in net cash used in investing activities in the first six months of 2026 compared to the 2025 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were a $352 million use of cash in the first six months of 2026 compared to $274 million in the first six months of 2025, an increase of $78 million reflecting the investment of cash provided by operations, primarily in fixed maturity investments.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of Common Stock and dividend payments. Net cash used in financing activities was $273 million for the first six months of 2026 compared to $730 million in the first six months of 2025, a decrease of $457 million. AFG paid cash dividends totaling $271 million in the first six months of 2026 compared to $301 million in the first six months of 2025, resulting in a $30 million decrease in cash used in financing activities in the first six months of 2026 compared to the first six months of 2025. During the first six months of 2026, AFG repurchased $86 million of its Common Stock compared to $97 million in the comparable 2025 period, a decrease in cash used in financing activities of $11 million. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $79 million in the first six months of 2026 compared to retirements exceeding issuances by $339 million in the first six months of 2025, accounting for a $418 million decrease in net cash used in financing activities in the 2026 period compared to the 2025 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements.

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

During the first six months of 2026, AFG repurchased 667,738 shares of its Common Stock for $86 million and paid a special cash dividend totaling $125 million ($1.50 per share) in February.

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

At June 30, 2026, AFG (parent) held approximately $406 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2025 or the first six months of 2026.

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

AFG believes its insurance subsidiaries maintain sufficient liquidity to pay claims and underwriting expenses and that these subsidiaries have sufficient capital to meet commitments in the event of unforeseen reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Management believes that the capital levels in AFG’s insurance subsidiaries are adequate to maintain its business and rating agency ratings. Nonetheless, changes in statutory accounting rules, changes in rating agency measures, significant declines in the fair value of the insurance subsidiaries’ investment portfolios or significant ratings downgrades on these investments, could create a need for additional capital.

Investments
AFG’s investment portfolio at June 30, 2026, contained $11.26 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $80 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $550 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $229 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 91% was priced using pricing services at June 30, 2026 and 2% was priced using non-binding broker quotes. The remaining 7% was priced internally using a variety of inputs including credit spreads, trade information, prices of comparable securities, estimates of cash flow and other security specific features. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note C — “Fair Value Measurements” to the financial statements.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2026 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$11,338
Percentage impact on fair value of 100 bps increase in interest rates	(3.5%)
Pretax impact on fair value of fixed maturity portfolio	$(397)
Approximately 97% of the fixed maturities held by AFG at June 30, 2026, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 1% were rated “non-investment grade” and 2% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at June 30, 2026, is shown in the following table (dollars in millions). There were $391 million of available for sale fixed maturity securities with no unrealized gains or losses at June 30, 2026.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$4,517	$6,350
Amortized cost of securities, net of allowance for expected credit losses	$4,425	$6,584
Gross unrealized gain (loss)	$92	$(234)
Fair value as % of amortized cost	102%	96%
Number of security positions	820	1,122
Number individually exceeding $2 million gain or loss	—	25
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Residential mortgage-backed securities	$28	$(125)
Banking	13	(5)
Other asset-backed securities	11	(48)
Asset managers	6	(7)
States and municipalities	5	(27)
Percentage rated investment grade	98%	98%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at June 30, 2026, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	8%
After one year through five years	26%	11%
After five years through ten years	20%	9%
After ten years	1%	3%
	50%	31%
CLOs and other asset-backed securities (average life of approximately 3.5 years)	27%	35%
Residential mortgage-backed securities (average life of approximately 6 years)	23%	34%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at June 30, 2026
Securities with unrealized gains:
Exceeding $500,000 (31 securities)	$527	$26	105%
$500,000 or less (789 securities)	3,990	66	102%
	$4,517	$92	102%
Securities with unrealized losses:
Exceeding $500,000 (97 securities)	$1,421	$(150)	90%
$500,000 or less (1,025 securities)	4,929	(84)	98%
	$6,350	$(234)	96%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at June 30, 2026
Investment grade fixed maturities with losses for:
Less than one year (492 securities)	$3,775	$(40)	99%
One year or longer (513 securities)	2,425	(185)	93%
	$6,200	$(225)	96%
Non-investment grade fixed maturities with losses for:
Less than one year (31 securities)	$50	$(2)	96%
One year or longer (86 securities)	100	(7)	93%
	$150	$(9)	94%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2026. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
June 30, 2026
Assets:
Cash and investments	$17,218	$—	$(149)	(*)	$17,069
Assets of managed investment entities	—	4,142	—		4,142
Other assets	11,823	—	—	(*)	11,823
Total assets	$29,041	$4,142	$(149)		$33,034
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$19,139	$—	$—		$19,139
Liabilities of managed investment entities	—	4,117	(124)	(*)	3,993
Long-term debt and other liabilities	5,081	—	—		5,081
Total liabilities	24,220	4,117	(124)		28,213

Shareholders’ equity:
Common Stock and Capital surplus	1,517	25	(25)		1,517
Retained earnings	3,446	—	—		3,446
Accumulated other comprehensive income (loss), net of tax	(142)	—	—		(142)
Total shareholders’ equity	4,821	25	(25)		4,821
Total liabilities and shareholders’ equity	$29,041	$4,142	$(149)		$33,034

December 31, 2025
Assets:
Cash and investments	$17,325	$—	$(143)	(*)	$17,182
Assets of managed investment entities	—	4,050	—		4,050
Other assets	11,410	—	—	(*)	11,410
Total assets	$28,735	$4,050	$(143)		$32,642
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$18,830	$—	$—		$18,830
Liabilities of managed investment entities	—	4,050	(143)	(*)	3,907
Long-term debt and other liabilities	5,085	—	—		5,085
Total liabilities	23,915	4,050	(143)		27,822

Shareholders’ equity:
Common Stock and Capital surplus	1,513	—	—		1,513
Retained earnings	3,357	—	—		3,357
Accumulated other comprehensive income (loss), net of tax	(50)	—	—		(50)
Total shareholders’ equity	4,820	—	—		4,820
Total liabilities and shareholders’ equity	$28,735	$4,050	$(143)		$32,642
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended June 30, 2026
Revenues:
Net earned premiums	$1,694	$—	$—		$1,694
Net investment income	230	—	(9)	(b)	221
Realized gains (losses) on securities	16	—	—		16
Income of managed investment entities:
Investment income	—	69	—		69
Gain (loss) on change in fair value of assets/liabilities	—	(3)	4	(b)	1
Other income	32	—	(3)	(c)	29
Total revenues	1,972	66	(8)		2,030
Costs and Expenses:
Insurance benefits and expenses	1,560	—	—		1,560
Expenses of managed investment entities	—	66	(8)	(b)(c)	58
Interest charges on borrowed money and other expenses	96	—	—		96
Total costs and expenses	1,656	66	(8)		1,714
Earnings before income taxes	316	—	—		316
Provision for income taxes	68	—	—		68
Net earnings	$248	$—	$—		$248

Three months ended June 30, 2025
Revenues:
Net earned premiums	$1,647	$—	$—		$1,647
Net investment income	186	—	(2)	(b)	184
Realized gains (losses) on securities	2	—	—		2
Income of managed investment entities:
Investment income	—	68	—		68
Gain (loss) on change in fair value of assets/liabilities	—	—	(4)	(b)	(4)
Other income	29	—	(2)	(c)	27
Total revenues	1,864	68	(8)		1,924
Costs and Expenses:
Insurance benefits and expenses	1,541	—	—		1,541
Expenses of managed investment entities	—	68	(8)	(b)(c)	60
Interest charges on borrowed money and other expenses	94	—	—		94
Total costs and expenses	1,635	68	(8)		1,695
Earnings before income taxes	229	—	—		229
Provision for income taxes	55	—	—		55
Net earnings	$174	$—	$—		$174
(a)Includes income of $9 million and $2 million in the second quarter of 2026 and 2025, respectively, representing the change in fair value of AFG’s CLO investments and $3 million and $2 million of income in the second quarter of 2026 and 2025, respectively, in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $5 million and $6 million in the second quarter of 2026 and 2025, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Six months ended June 30, 2026
Revenues:
Net earned premiums	$3,303	$—	$—		$3,303
Net investment income	404	—	4	(b)	408
Realized gains (losses) on securities	(2)	—	—		(2)
Income of managed investment entities:
Investment income	—	136	—		136
Gain (loss) on change in fair value of assets/liabilities	—	(2)	(17)	(b)	(19)
Other income	63	—	(5)	(c)	58
Total revenues	3,768	134	(18)		3,884
Costs and Expenses:
Insurance benefits and expenses	3,022	—	—		3,022
Expenses of managed investment entities	—	134	(18)	(b)(c)	116
Interest charges on borrowed money and other expenses	191	—	—		191
Total costs and expenses	3,213	134	(18)		3,329
Earnings before income taxes	555	—	—		555
Provision for income taxes	116	—	—		116
Net earnings	$439	$—	$—		$439

Six months ended June 30, 2025
Revenues:
Net earned premiums	$3,227	$—	$—		$3,227
Net investment income	361	—	(4)	(b)	357
Realized gains (losses) on securities	5	—	—		5
Income of managed investment entities:
Investment income	—	144	—		144
Gain (loss) on change in fair value of assets/liabilities	—	5	(12)	(b)	(7)
Other income	59	—	(5)	(c)	54
Total revenues	3,652	149	(21)		3,780
Costs and Expenses:
Insurance benefits and expenses	3,036	—	—		3,036
Expenses of managed investment entities	—	147	(19)	(b)(c)	128
Interest charges on borrowed money and other expenses	190	—	—		190
Total costs and expenses	3,226	147	(19)		3,354
Earnings before income taxes	426	2	(2)		426
Provision for income taxes	98	—	—		98
Net earnings	$328	$2	$(2)		$328
(a)Includes a loss of $4 million in the first six months of 2026 and income of $4 million in the first six months of 2025, representing the change in fair value of AFG’s CLO investments and $5 million of income in both the first six months of 2026 and 2025 in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $13 million and $14 million in the first six months of 2026 and 2025, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Components of net earnings:
Core operating earnings before income taxes	$300	$227	$557	$421
Pretax non-core item:
Realized gains (losses) on securities	16	2	(2)	5
Earnings before income taxes	316	229	555	426
Provision for income taxes:
Core operating earnings	66	48	117	90
Non-core items:
Realized gains (losses) on securities	2	—	(1)	1
Other (*)	—	7	—	7
Total provision for income taxes	68	55	116	98
Net earnings	$248	$174	$439	$328

Net earnings:
Core net operating earnings	$234	$179	$440	$331
Realized gains (losses) on securities	14	2	(1)	4
Other (*)	—	(7)	—	(7)
Net earnings	$248	$174	$439	$328

Diluted per share amounts:
Core net operating earnings	$2.82	$2.14	$5.29	$3.96
Realized gains (losses) on securities	0.17	0.02	(0.01)	0.05
Other (*)	—	(0.09)	—	(0.09)
Net earnings	$2.99	$2.07	$5.28	$3.92
(*)Adjustment to income tax expense related to the sale of subsidiaries in a prior year.

Net earnings were $248 million in the second quarter of 2026 compared to $174 million in the second quarter of 2025 reflecting higher core net operating earnings and higher net realized gains on securities in the second quarter of 2026 compared to the second quarter of 2025. Core net operating earnings in the second quarter of 2026 increased $55 million compared to the second quarter of 2025 reflecting higher underwriting profit and higher net investment income from AFG’s alternative investment portfolio. Net realized gains on securities in the second quarter of 2026 and 2025 include after-tax gains of $10 million and $7 million, respectively, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

Net earnings were $439 million in the first six months of 2026 compared to $328 million in the first six months of 2025 reflecting higher core net operating earnings, which increased $109 million compared to the first six months of 2025 reflecting higher underwriting profit and higher net investment income from AFG’s alternative investment portfolio. Net realized losses on securities in the first six months of 2026 include after-tax losses of $1 million and net realized gains on

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
securities in the first six months of 2025 include after-tax gains of $12 million, resulting from the change in fair value of equity securities that were still held at the balance sheet date.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended June 30, 2026 and 2025 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2026
Revenues:
Net earned premiums	$1,694	$—	$—	$1,694	$—	$1,694
Net investment income	221	(9)	9	221	—	221
Realized gains (losses) on securities	—	—	—	—	16	16
Income of MIEs:
Investment income	—	69	—	69	—	69
Gain (loss) on change in fair value of assets/liabilities	—	1	—	1	—	1
Other income	3	(3)	29	29	—	29
Total revenues	1,918	58	38	2,014	16	2,030

Costs and Expenses:
Losses and loss adjustment expenses	1,000	—	—	1,000	—	1,000
Commissions and other underwriting expenses	552	—	8	560	—	560
Interest charges on borrowed money	—	—	24	24	—	24
Expenses of MIEs	—	58	—	58	—	58
Other expenses	16	—	56	72	—	72
Total costs and expenses	1,568	58	88	1,714	—	1,714
Earnings before income taxes	350	—	(50)	300	16	316
Provision for income taxes	72	—	(6)	66	2	68
Core Net Operating Earnings	278	—	(44)	234
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	14	14	(14)	—
Net Earnings	$278	$—	$(30)	$248	$—	$248

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended June 30, 2025
Revenues:
Net earned premiums	$1,647	$—	$—	$1,647	$—	$1,647
Net investment income	179	(2)	7	184	—	184
Realized gains (losses) on securities	—	—	—	—	2	2
Income of MIEs:
Investment income	—	68	—	68	—	68
Gain (loss) on change in fair value of assets/liabilities	—	(4)	—	(4)	—	(4)
Other income	—	(2)	29	27	—	27
Total revenues	1,826	60	36	1,922	2	1,924

Costs and Expenses:
Losses and loss adjustment expenses	1,007	—	—	1,007	—	1,007
Commissions and other underwriting expenses	527	—	7	534	—	534
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	60	—	60	—	60
Other expenses	19	—	56	75	—	75
Total costs and expenses	1,553	60	82	1,695	—	1,695
Earnings before income taxes	273	—	(46)	227	2	229
Provision for income taxes	55	—	(7)	48	7	55
Core Net Operating Earnings	218	—	(39)	179
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	2	2	(2)	—
Other	—	—	(7)	(7)	7	—
Net Earnings	$218	$—	$(44)	$174	$—	$174
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

AFG’s property and casualty insurance operations contributed $350 million in pretax earnings in the second quarter of 2026 compared to $273 million in the second quarter of 2025, an increase of $77 million (28%), reflecting higher underwriting profit and higher net investment income from AFG’s alternative investment portfolio.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended June 30, 2026 and 2025 (dollars in millions):

	Three months ended June 30,
	2026	2025	% Change
Gross written premiums	$2,850	$2,653	7%
Reinsurance premiums ceded	(935)	(850)	10%
Net written premiums	1,915	1,803	6%
Change in unearned premiums	(221)	(156)	42%
Net earned premiums	1,694	1,647	3%
Loss and loss adjustment expenses	1,000	1,007	(1%)
Commissions and other underwriting expenses	552	527	5%
Underwriting gain	142	113	26%

Net investment income	221	179	23%
Other income and expenses, net	(13)	(19)	(32%)
Earnings before income taxes	$350	$273	28%

	Three months ended June 30,
	2026	2025	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	58.9%	61.1%	(2.2%)
Underwriting expense ratio	32.6%	32.0%	0.6%
Combined ratio	91.5%	93.1%	(1.6%)

Aggregate — including exited lines
Loss and LAE ratio	59.0%	61.1%	(2.1%)
Underwriting expense ratio	32.6%	32.0%	0.6%
Combined ratio	91.6%	93.1%	(1.5%)

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

Gross Written Premiums
Gross written premiums (“GWP”) were $2.85 billion for the second quarter of 2026 compared to $2.65 billion for the second quarter of 2025, an increase of $197 million (7%). Detail of gross written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2026		2025
	GWP	%	GWP	%	% Change
Property and transportation	$1,351	48%	$1,247	47%	8%
Specialty casualty	1,119	39%	1,062	40%	5%
Specialty financial	380	13%	344	13%	10%
	$2,850	100%	$2,653	100%	7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) were 33% of gross written premiums for the second quarter of 2026 compared to 32% for the second quarter of 2025, an increase of 1 percentage point. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended June 30,
	2026		2025		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(554)	41%	$(488)	39%	2%
Specialty casualty	(307)	27%	(297)	28%	(1%)
Specialty financial	(74)	19%	(65)	19%	—%
	$(935)	33%	$(850)	32%	1%

Net Written Premiums
Net written premiums (“NWP”) were $1.92 billion for the second quarter of 2026 compared to $1.80 billion for the second quarter of 2025, an increase of $112 million (6%). Detail of net written premiums is shown below (dollars in millions):

	Three months ended June 30,
	2026		2025
	NWP	%	NWP	%	% Change
Property and transportation	$797	42%	$759	42%	5%
Specialty casualty	812	42%	765	42%	6%
Specialty financial	306	16%	279	16%	10%
	$1,915	100%	$1,803	100%	6%

Net Earned Premiums
Net earned premiums (“NEP”) were $1.69 billion for the second quarter of 2026 compared to $1.65 billion for the second quarter of 2025, an increase of $47 million (3%). Detail of net earned premiums is shown below (dollars in millions):

	Three months ended June 30,
	2026		2025
	NEP	%	NEP	%	% Change
Property and transportation	$590	35%	$576	35%	2%
Specialty casualty	814	48%	799	48%	2%
Specialty financial	290	17%	272	17%	7%
	$1,694	100%	$1,647	100%	3%

Gross written premiums for the second quarter of 2026 increased $197 million (7%) compared to the second quarter of 2025 driven primarily by new business opportunities, a favorable renewal rate environment and increased exposures. Overall average renewal rates increased approximately 4% in the second quarter of 2026. Excluding the workers’ compensation businesses, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums increased $104 million (8%) in the second quarter of 2026 compared to the second quarter of 2025. This increase was primarily attributable to growth in crop insurance products that are heavily ceded, along with new business opportunities, higher exposures and a favorable rate environment in several of the transportation businesses. Average renewal rates increased approximately 8% for this group in the second quarter of 2026. Reinsurance premiums ceded as a percentage of gross written premiums increased 2 percentage points in the second quarter of 2026 compared to the second quarter of 2025, reflecting growth in the heavily ceded crop insurance products and growth in certain alternative risk transfer products in the transportation businesses, which cede a higher percentage of premiums than some of the other businesses in this sub-segment.

Specialty casualty Gross written premiums increased $57 million (5%) in the second quarter of 2026 compared to the second quarter of 2025. The primary drivers of growth included new business opportunities, increased exposures and favorable renewal pricing in multiple Specialty casualty businesses. Average renewal rates increased approximately 2% for this group in the second quarter of 2026. Excluding the workers’ compensation businesses, renewal rates for this

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
group increased approximately 4%. Reinsurance premiums ceded as a percentage of gross written premiums in the second quarter of 2026 were comparable to the second quarter of 2025.

Specialty financial Gross written premiums increased $36 million (10%) in the second quarter of 2026 compared to the second quarter of 2025, due primarily to growth in the financial institutions business. Average renewal rates decreased less than 1% for this group in the second quarter of 2026. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the second quarter of 2026 and the second quarter of 2025.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio:

	Three months ended June 30,			Three months ended June 30,
	2026	2025	Change	2026	2025
Property and transportation
Loss and LAE ratio	62.6%	67.2%	(4.6%)
Underwriting expense ratio	27.7%	28.0%	(0.3%)
Combined ratio	90.3%	95.2%	(4.9%)
Underwriting profit				$57	$27

Specialty casualty
Loss and LAE ratio	64.6%	64.5%	0.1%
Underwriting expense ratio	29.9%	29.4%	0.5%
Combined ratio	94.5%	93.9%	0.6%
Underwriting profit				$45	$49

Specialty financial
Loss and LAE ratio	35.6%	38.1%	(2.5%)
Underwriting expense ratio	50.0%	48.0%	2.0%
Combined ratio	85.6%	86.1%	(0.5%)
Underwriting profit				$42	$38

Total Specialty
Loss and LAE ratio	58.9%	61.1%	(2.2%)
Underwriting expense ratio	32.6%	32.0%	0.6%
Combined ratio	91.5%	93.1%	(1.6%)
Underwriting profit				$144	$114

Aggregate — including exited lines
Loss and LAE ratio	59.0%	61.1%	(2.1%)
Underwriting expense ratio	32.6%	32.0%	0.6%
Combined ratio	91.6%	93.1%	(1.5%)
Underwriting profit				$142	$113

The Specialty property and casualty insurance operations generated an underwriting profit of $144 million in the second quarter of 2026 compared to $114 million in the second quarter of 2025, an increase of $30 million (26%), due primarily to higher year-over-year underwriting profit in the Property and transportation group. Overall catastrophe losses were $31 million (1.8 points on the combined ratio) in the second quarter of 2026 compared to $38 million (2.3 points) in the second quarter of 2025.

Property and transportation Underwriting profit for this group was $57 million for the second quarter of 2026 compared to $27 million for the second quarter of 2025, an increase of $30 million (111%), reflecting higher underwriting profit in the transportation and agricultural businesses. Catastrophe losses were $12 million (2.1 points on the combined ratio) in the second quarter of 2026 compared to $12 million (2.0 points) in the second quarter of 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty Underwriting profit for this group was $45 million for the second quarter of 2026 compared to $49 million for the second quarter of 2025, a decrease of $4 million (8%). Higher underwriting profit in the general liability businesses focused on energy, construction and environmental risks, along with higher underwriting profit in the excess and surplus and targeted markets businesses was more than offset by lower underwriting profit in the workers’ compensation and executive and professional liability businesses. Catastrophe losses were $9 million (1.0 points on the combined ratio) in the second quarter of 2026 compared to catastrophe losses of $7 million (0.9 points) in the second quarter of 2025.

Specialty financial Underwriting profit for this group was $42 million for the second quarter of 2026 compared to $38 million in the second quarter of 2025, an increase of $4 million (11%), reflecting higher underwriting profit in the financial institutions, fidelity and crime and surety businesses. Catastrophe losses were $10 million (3.4 points on the combined ratio) in the second quarter of 2026 compared to $19 million (7.3 points) in the second quarter of 2025.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $2 million in the second quarter of 2026 and $1 million in the second quarter of 2025 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 59.0% for the second quarter of 2026 compared to 61.1% for the second quarter of 2025, a decrease of 2.1 percentage points. The components of losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended June 30,
	Amount		Ratio		Change in
	2026	2025	2026	2025	Ratio
Property and transportation
Current year, excluding catastrophe losses	$399	$388	67.5%	67.4%	0.1%
Prior accident years development	(42)	(13)	(7.0%)	(2.2%)	(4.8%)
Current year catastrophe losses including the impact of net reinstatement premiums	12	12	2.1%	2.0%	0.1%
Property and transportation losses and LAE and ratio	$369	$387	62.6%	67.2%	(4.6%)

Specialty casualty
Current year, excluding catastrophe losses	$517	$499	63.7%	62.4%	1.3%
Prior accident years development	(1)	10	(0.1%)	1.2%	(1.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	9	7	1.0%	0.9%	0.1%
Specialty casualty losses and LAE and ratio	$525	$516	64.6%	64.5%	0.1%

Specialty financial
Current year, excluding catastrophe losses	$108	$93	37.3%	34.0%	3.3%
Prior accident years development	(14)	(9)	(5.1%)	(3.2%)	(1.9%)
Current year catastrophe losses including the impact of net reinstatement premiums	10	19	3.4%	7.3%	(3.9%)
Specialty financial losses and LAE and ratio	$104	$103	35.6%	38.1%	(2.5%)

Total Specialty
Current year, excluding catastrophe losses	$1,024	$980	60.5%	59.5%	1.0%
Prior accident years development	(57)	(12)	(3.4%)	(0.7%)	(2.7%)
Current year catastrophe losses including the impact of net reinstatement premiums	31	38	1.8%	2.3%	(0.5%)
Total Specialty losses and LAE and ratio	$998	$1,006	58.9%	61.1%	(2.2%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,024	$980	60.5%	59.5%	1.0%
Prior accident years development	(55)	(11)	(3.3%)	(0.7%)	(2.6%)
Current year catastrophe losses including the impact of net reinstatement premiums	31	38	1.8%	2.3%	(0.5%)
Aggregate losses and LAE and ratio	$1,000	$1,007	59.0%	61.1%	(2.1%)

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 60.5% for the second quarter of 2026 compared to 59.5% for the second quarter of 2025, an increase of 1.0 percentage point.

Property and transportation   The 0.1 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop and transportation businesses, both of which have a higher loss and LAE ratio than some of the other businesses in this sub-segment, partially offset by lower claim frequency in the commercial auto businesses, lower claim severity in the aviation business and growth in the inland marine and ocean marine businesses, both of which have a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Specialty casualty   The 1.3 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the workers’ compensation and public sector businesses, both of which have a

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
higher loss and LAE ratio than some of the other businesses in this sub-segment, and a decrease in net earned premiums in the executive liability and certain excess and surplus lines businesses, both of which have a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Specialty financial   The 3.3 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in AFG’s European operations, which has a higher loss and LAE ratio than some of the other businesses in this sub-segment and a decrease in net earned premiums in the surety business, which has a lower loss and LAE ratio than some of the other businesses in this sub-segment. These increases were partially offset by growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $57 million in the second quarter of 2026 compared to $12 million in the second quarter of 2025, an increase of $45 million (375%).

Property and transportation Net favorable reserve development of $42 million in the second quarter of 2026 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the inland marine, commercial auto and equine businesses. Net favorable reserve development of $13 million in the second quarter of 2025 reflects lower than anticipated severity in the aviation, agribusiness and ocean marine businesses.

Specialty casualty Net favorable reserve development of $1 million in the second quarter of 2026 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in certain social inflation exposed businesses. Net adverse reserve development of $10 million in the second quarter of 2025 reflects higher than anticipated claim severity in the excess and surplus and social services businesses, partially offset by lower than anticipated claim severity in the workers' compensation businesses.

Specialty financial Net favorable reserve development of $14 million in the second quarter of 2026 reflects lower than anticipated claim frequency and severity in the fidelity and crime business and lower than expected claim severity in the surety and financial institutions businesses. Net favorable reserve development of $9 million in the second quarter of 2025 reflects lower than expected claim frequency in the financial institutions business and lower than anticipated claim severity in the surety and trade credit businesses.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the second quarter of 2026 and $1 million in the second quarter of 2025 related to business outside of the Specialty group that AFG no longer writes.

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

Catastrophe losses of $31 million in the second quarter of 2026 resulted primarily from convective storms in multiple regions of the United States. Catastrophe losses of $38 million in the second quarter of 2025 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
Commissions and other underwriting expenses (“U/W Exp”) were $552 million in the second quarter of 2026 compared to $527 million for the second quarter of 2025, an increase of $25 million (5%). AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, was 32.6% for the second quarter of

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
2026 compared to 32.0% for the second quarter of 2025, an increase of 0.6 percentage points. Detail of commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended June 30,
	2026		2025		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$164	27.7%	$162	28.0%	(0.3%)
Specialty casualty	244	29.9%	234	29.4%	0.5%
Specialty financial	144	50.0%	131	48.0%	2.0%
	$552	32.6%	$527	32.0%	0.6%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.3 percentage points in the second quarter of 2026 compared to the second quarter of 2025. This decrease reflects growth in the crop and commercial auto businesses, both of which have a lower commissions and other underwriting expense ratio than some of the other businesses in this sub-segment, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.5 percentage points in the second quarter of 2026 compared to the second quarter of 2025 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and the impact of changes in the mix of business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.0 percentage points in the second quarter of 2026 compared to the second quarter of 2025 due primarily to higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and higher profit-based commissions to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $221 million in the second quarter of 2026 compared to $179 million in the second quarter of 2025, an increase of $42 million (23%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended June 30,
	2026	2025	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$171	$171	$—	—%
Alternative investments	50	8	42	525%
Total net investment income	$221	$179	$42	23%

Average invested assets (at amortized cost)	$16,916	$15,921	$995	6%

Yield (net investment income as a % of average invested assets):
Excluding alternative investments	4.85%	5.19%	(0.34%)
Alternative investments	7.10%	1.16%	5.94%
Overall P&C portfolio	5.23%	4.50%	0.73%

Yield on fixed maturities (before investment expenses)	5.13%	5.24%	(0.11%)

The increase in the property and casualty insurance segment’s net investment income for the second quarter of 2026 compared to the second quarter of 2025 reflects the impact of higher returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $13 million for the second quarter of 2026 compared to $19 million for the second quarter of 2025, an improvement of $6 million (32%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended June 30,
	2026	2025
Other income	$3	$—
Other expenses:
Amortization of intangibles	5	5
Interest expense on funds withheld	10	12
Other	1	2
Total other expenses	16	19
Other income and expenses, net	$(13)	$(19)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $50 million in the second quarter of 2026 compared to $46 million in the second quarter of 2025, an increase of $4 million (9%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the three months ended June 30, 2026 and 2025 (dollars in millions):

	Three months ended June 30,
	2026	2025	% Change
Revenues:
Net investment income	$9	$7	29%
Other income — P&C fees	24	23	4%
Other income	5	6	(17%)
Total revenues	38	36	6%

Costs and Expenses:
P&C — loss adjustment and underwriting expenses	8	7	14%
Other expense — expenses associated with P&C fees	16	16	—%
Other expenses	40	40	—%
Costs and expenses, excluding interest charges on borrowed money	64	63	2%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(26)	(27)	(4%)
Interest charges on borrowed money	24	19	26%
Loss before income taxes, excluding realized gains and losses	$(50)	$(46)	9%

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the second quarter of 2026, AFG collected $24 million in fees for these services compared to $23 million in the second quarter of 2025. Management views this fee income, net of expenses incurred to generate such fees of $16 million in both the second quarter of 2026 and 2025, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting and claims servicing expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses and loss adjustment expenses in AFG’s segmented results.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Income
Other income in the table above includes $3 million and $2 million in the second quarter of 2026 and the second quarter of 2025, respectively, in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $24 million in the second quarter of 2026 compared to $19 million in the second quarter of 2025, an increase of $5 million (26%), reflecting the issuance of $350 million principal amount of 5.00% Senior Notes in September 2025.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net gains of $16 million in the second quarter of 2026 compared to $2 million in the second quarter of 2025, an increase of $14 million (700%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended June 30,
	2026	2025
Realized gains (losses) before impairment allowances:
Disposals	$(2)	$(8)
Change in the fair value of equity securities	30	10
Change in the fair value of derivatives	(9)	—
	19	2

Change in allowance for impairments on securities	(3)	—
Realized gains (losses) on securities	$16	$2

The $30 million net realized gain from the change in the fair value of equity securities in the second quarter of 2026 includes gains of $18 million on investments in manufacturing companies and $11 million on investments in banks and financing companies. The $10 million net realized gain from the change in the fair value of equity securities in the second quarter of 2025 includes gains of $10 million on investments in manufacturing companies and $6 million on investments in banks and financing companies, partially offset by losses of $2 million on investments in energy companies, $2 million on investments in media companies and $2 million on investments in natural gas companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $68 million for the second quarter of 2026 compared to $55 million for the second quarter of 2025, an increase of $13 million (24%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the six months ended June 30, 2026 and 2025 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2026
Revenues:
Net earned premiums	$3,303	$—	$—	$3,303	$—	$3,303
Net investment income	389	4	15	408	—	408
Realized gains (losses) on securities	—	—	—	—	(2)	(2)
Income of MIEs:
Investment income	—	136	—	136	—	136
Gain (loss) on change in fair value of assets/liabilities	—	(19)	—	(19)	—	(19)
Other income	7	(5)	56	58	—	58
Total revenues	3,699	116	71	3,886	(2)	3,884

Costs and Expenses:
Losses and loss adjustment expenses	1,906	—	—	1,906	—	1,906
Commissions and other underwriting expenses	1,099	—	17	1,116	—	1,116
Interest charges on borrowed money	—	—	47	47	—	47
Expenses of MIEs	—	116	—	116	—	116
Other expenses	35	—	109	144	—	144
Total costs and expenses	3,040	116	173	3,329	—	3,329
Earnings before income taxes	659	—	(102)	557	(2)	555
Provision for income taxes	134	—	(17)	117	(1)	116
Core Net Operating Earnings	525	—	(85)	440
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(1)	(1)	1	—
Net Earnings	$525	$—	$(86)	$439	$—	$439

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Six months ended June 30, 2025
Revenues:
Net earned premiums	$3,227	$—	$—	$3,227	$—	$3,227
Net investment income	349	(4)	12	357	—	357
Realized gains (losses) on securities	—	—	—	—	5	5
Income of MIEs:
Investment income	—	144	—	144	—	144
Gain (loss) on change in fair value of assets/liabilities	—	(7)	—	(7)	—	(7)
Other income	3	(5)	56	54	—	54
Total revenues	3,579	128	68	3,775	5	3,780

Costs and Expenses:
Losses and loss adjustment expenses	1,972	—	—	1,972	—	1,972
Commissions and other underwriting expenses	1,048	—	16	1,064	—	1,064
Interest charges on borrowed money	—	—	38	38	—	38
Expenses of MIEs	—	128	—	128	—	128
Other expenses	40	—	112	152	—	152
Total costs and expenses	3,060	128	166	3,354	—	3,354
Earnings before income taxes	519	—	(98)	421	5	426
Provision for income taxes	108	—	(18)	90	8	98
Core Net Operating Earnings	411	—	(80)	331
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	4	4	(4)	—
Other	—	—	(7)	(7)	7	—
Net Earnings	$411	$—	$(83)	$328	$—	$328
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $659 million in pretax earnings in the first six months of 2026 compared to $519 million in the first six months of 2025, an increase of $140 million (27%), reflecting higher underwriting profit and higher net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the six months ended June 30, 2026 and 2025 (dollars in millions):

	Six months ended June 30,
	2026	2025	% Change
Gross written premiums	$5,285	$4,944	7%
Reinsurance premiums ceded	(1,706)	(1,530)	12%
Net written premiums	3,579	3,414	5%
Change in unearned premiums	(276)	(187)	48%
Net earned premiums	3,303	3,227	2%
Loss and loss adjustment expenses	1,906	1,972	(3%)
Commissions and other underwriting expenses	1,099	1,048	5%
Underwriting gain	298	207	44%

Net investment income	389	349	11%
Other income and expenses, net	(28)	(37)	(24%)
Earnings before income taxes	$659	$519	27%

	Six months ended June 30,
	2026	2025	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	57.6%	61.1%	(3.5%)
Underwriting expense ratio	33.3%	32.5%	0.8%
Combined ratio	90.9%	93.6%	(2.7%)

Aggregate — including exited lines
Loss and LAE ratio	57.7%	61.1%	(3.4%)
Underwriting expense ratio	33.3%	32.5%	0.8%
Combined ratio	91.0%	93.6%	(2.6%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) were $5.29 billion for the first six months of 2026 compared to $4.94 billion for the first six months of 2025, an increase of $341 million (7%). Detail of gross written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2026		2025
	GWP	%	GWP	%	% Change
Property and transportation	$2,350	44%	$2,144	43%	10%
Specialty casualty	2,208	42%	2,130	43%	4%
Specialty financial	727	14%	670	14%	9%
	$5,285	100%	$4,944	100%	7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) were 32% of gross written premiums in the first six months of 2026 compared to 31% of gross written premiums for the first six months of 2025, an increase of 1.0 percentage point. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Six months ended June 30,
	2026		2025		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(957)	41%	$(822)	38%	3%
Specialty casualty	(607)	27%	(593)	28%	(1%)
Specialty financial	(142)	20%	(115)	17%	3%
	$(1,706)	32%	$(1,530)	31%	1%

Net Written Premiums
Net written premiums (“NWP”) were $3.58 billion for the first six months of 2026 compared to $3.41 billion for the first six months of 2025, an increase of $165 million (5%). Detail of net written premiums is shown below (dollars in millions):

	Six months ended June 30,
	2026		2025
	NWP	%	NWP	%	% Change
Property and transportation	$1,393	39%	$1,322	39%	5%
Specialty casualty	1,601	45%	1,537	45%	4%
Specialty financial	585	16%	555	16%	5%
	$3,579	100%	$3,414	100%	5%

Net Earned Premiums
Net earned premiums (“NEP”) were $3.30 billion for the first six months of 2026 compared to $3.23 billion for the first six months of 2025, an increase of $76 million (2%). Detail of net earned premiums is shown below (dollars in millions):

	Six months ended June 30,
	2026		2025
	NEP	%	NEP	%	% Change
Property and transportation	$1,116	34%	$1,076	33%	4%
Specialty casualty	1,613	49%	1,593	50%	1%
Specialty financial	574	17%	558	17%	3%
	$3,303	100%	$3,227	100%	2%

Gross written premiums for the first six months of 2026 increased $341 million (7%) compared to the first six months of 2025. The Specialty property and casualty insurance operations continue to achieve year-over-year premium growth as a result of new business opportunities, a favorable renewal rate environment and increased exposures. Overall average renewal rates increased approximately 4% in the first six months of 2026. Excluding the workers’ compensation businesses, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums increased $206 million (10%) in the first six months of 2026 compared to the first six months of 2025. This increase was due primarily to growth in crop insurance products that are heavily ceded, and to a lesser extent, new business opportunities, higher exposures and a favorable rate environment in the transportation businesses. Average renewal rates increased approximately 7% for this group in the first six months of 2026. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the first six months of 2026 compared to the first six months of 2025, reflecting growth in the heavily ceded crop insurance products and growth in certain alternative risk transfer products in the transportation businesses, which cede a higher percentage of premiums than some of the other businesses in this sub-segment.

Specialty casualty Gross written premiums increased $78 million (4%) in the first six months of 2026 compared to the first six months of 2025, reflecting new business opportunities and favorable renewal pricing in the targeted markets and workers’ compensation businesses, higher year-over-year premiums in the mergers and acquisitions liability business and growth across several other businesses in this sub-segment. Average renewal rates increased approximately 2% for this group in the first six months of 2026. Excluding the workers’ compensation businesses, renewal rates for this group

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
increased approximately 5%. Reinsurance premiums ceded as a percentage of gross written premiums in the first six months of 2026 were comparable to the first six months of 2025.

Specialty financial Gross written premiums increased $57 million (9%) in the first six months of 2026 compared to the first six months of 2025, due primarily to growth in the lender services businesses. Average renewal rates were flat for this group in the first six months of 2026. Reinsurance premiums ceded as a percentage of gross written premiums increased 3 percentage points in the first six months of 2026 compared to the first six months of 2025, reflecting higher cessions of catastrophe exposed business in the financial institutions business.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio:

	Six months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025
Property and transportation
Loss and LAE ratio	60.1%	64.9%	(4.8%)
Underwriting expense ratio	29.0%	29.1%	(0.1%)
Combined ratio	89.1%	94.0%	(4.9%)
Underwriting profit				$122	$64

Specialty casualty
Loss and LAE ratio	64.6%	66.1%	(1.5%)
Underwriting expense ratio	30.5%	29.7%	0.8%
Combined ratio	95.1%	95.8%	(0.7%)
Underwriting profit				$79	$69

Specialty financial
Loss and LAE ratio	33.4%	39.6%	(6.2%)
Underwriting expense ratio	49.4%	46.9%	2.5%
Combined ratio	82.8%	86.5%	(3.7%)
Underwriting profit				$99	$75

Total Specialty
Loss and LAE ratio	57.6%	61.1%	(3.5%)
Underwriting expense ratio	33.3%	32.5%	0.8%
Combined ratio	90.9%	93.6%	(2.7%)
Underwriting profit				$300	$208

Aggregate — including exited lines
Loss and LAE ratio	57.7%	61.1%	(3.4%)
Underwriting expense ratio	33.3%	32.5%	0.8%
Combined ratio	91.0%	93.6%	(2.6%)
Underwriting profit				$298	$207

The Specialty property and casualty insurance operations generated an underwriting profit of $300 million for the first six months of 2026 compared to $208 million for the first six months of 2025, an increase of $92 million (44%), reflecting higher year-over-year underwriting profit in each of the Specialty sub-segments. Overall catastrophe losses were $66 million (2.0 points on the combined ratio) in the first six months of 2026 compared to catastrophe losses of $110 million (3.4 points) in the first six months of 2025.

Property and transportation Underwriting profit for this group was $122 million for the first six months of 2026 compared to $64 million for the first six months of 2025, an increase of $58 million (91%), reflecting higher underwriting profit in the agricultural and transportation businesses. Catastrophe losses were $24 million (2.2 points on the combined ratio) in the first six months of 2026 compared to $22 million (2.1 points) in the first six months of 2025.

Specialty casualty Underwriting profit for this group was $79 million for the first six months of 2026 compared to $69 million for the first six months of 2025, an increase of $10 million (14%). Higher underwriting profit in the general

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
liability businesses focused on energy, construction and environmental risks as well as the targeted markets and excess and surplus businesses was partially offset by lower underwriting profit in the workers’ compensation and the mergers and acquisitions liability business. Catastrophe losses were $20 million (1.3 points on the combined ratio) in the first six months of 2026 compared to catastrophe losses of $34 million (2.1 points) in the first six months of 2025.

Specialty financial Underwriting profit for this group was $99 million for the first six months of 2026 compared to $75 million for the first six months of 2025, an increase of $24 million (32%), reflecting higher underwriting profit in the financial institutions and fidelity and crime businesses. Catastrophe losses were $22 million (3.8 points on the combined ratio) in the first six months of 2026 compared to $54 million (9.7 points) in the first six months of 2025.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year reserve development of $2 million in the first six months of 2026 and $1 million in the first six months of 2025 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
AFG’s overall loss and LAE ratio was 57.7% for the first six months of 2026 compared to 61.1% for the first six months of 2025, a decrease of 3.4 percentage points. The components of losses and LAE amounts and ratio are detailed below (dollars in millions):

	Six months ended June 30,
	Amount		Ratio		Change in
	2026	2025	2026	2025	Ratio
Property and transportation
Current year, excluding catastrophe losses	$735	$708	65.9%	65.8%	0.1%
Prior accident years development	(89)	(32)	(8.0%)	(3.0%)	(5.0%)
Current year catastrophe losses including the impact of net reinstatement premiums	24	22	2.2%	2.1%	0.1%
Property and transportation losses and LAE and ratio	$670	$698	60.1%	64.9%	(4.8%)

Specialty casualty
Current year, excluding catastrophe losses	$1,023	$996	63.4%	62.6%	0.8%
Prior accident years development	(1)	22	(0.1%)	1.4%	(1.5%)
Current year catastrophe losses including the impact of net reinstatement premiums	20	34	1.3%	2.1%	(0.8%)
Specialty casualty losses and LAE and ratio	$1,042	$1,052	64.6%	66.1%	(1.5%)

Specialty financial
Current year, excluding catastrophe losses	$207	$189	36.1%	33.8%	2.3%
Prior accident years development	(37)	(22)	(6.5%)	(3.9%)	(2.6%)
Current year catastrophe losses including the impact of net reinstatement premiums	22	54	3.8%	9.7%	(5.9%)
Specialty financial losses and LAE and ratio	$192	$221	33.4%	39.6%	(6.2%)

Total Specialty
Current year, excluding catastrophe losses	$1,965	$1,893	59.5%	58.7%	0.8%
Prior accident years development	(127)	(32)	(3.9%)	(1.0%)	(2.9%)
Current year catastrophe losses including the impact of net reinstatement premiums	66	110	2.0%	3.4%	(1.4%)
Total Specialty losses and LAE and ratio	$1,904	$1,971	57.6%	61.1%	(3.5%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,965	$1,893	59.5%	58.7%	0.8%
Prior accident years development	(125)	(31)	(3.8%)	(1.0%)	(2.8%)
Current year catastrophe losses including the impact of net reinstatement premiums	66	110	2.0%	3.4%	(1.4%)
Aggregate losses and LAE and ratio	$1,906	$1,972	57.7%	61.1%	(3.4%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 59.5% for the first six months of 2026 compared to 58.7% for the first six months of 2025, an increase of 0.8 percentage points.

Property and transportation   The 0.1 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop and transportation businesses, both of which have a higher loss and LAE ratio than some of the other businesses in this sub-segment, partially offset by lower claim frequency in the commercial auto businesses, lower claim severity in the aviation business and growth in the inland marine and ocean marine businesses, both of which have a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Specialty casualty   The 0.8 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the workers’ compensation and public sector businesses, both of which have a higher loss and LAE ratio than some of the other businesses in this sub-segment, and a decrease in net earned premiums in the executive liability and certain excess and surplus lines businesses, both of which have a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Specialty financial   The 2.3 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in AFG’s European operations, which has a higher loss and LAE ratio than some of the other businesses in this sub-segment, and a decrease in net earned premiums in the surety business, which has a lower loss and LAE ratio than some of the other businesses in this sub-segment. These increases were partially offset by growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $127 million in the first six months of 2026 compared to $32 million in the first six months of 2025, an increase of $95 million (297%).

Property and transportation Net favorable reserve development of $89 million in the first six months of 2026 reflects lower than anticipated losses in the crop business, lower than expected claim severity and frequency in the inland marine business and lower than anticipated claim severity in the commercial auto, aviation and ocean marine businesses. Net favorable reserve development of $32 million in the first six months of 2025 reflects lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation and agribusiness operations and lower than expected claim frequency in the inland marine business.

Specialty casualty Net favorable reserve development of $1 million in the first six months of 2026 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated severity in certain social inflation exposed businesses. Net adverse reserve development of $22 million in the first six months of 2025 reflects higher than anticipated claim severity in the excess and surplus and social services businesses, partially offset by lower than anticipated claim severity in the workers’ compensation businesses.

Specialty financial Net favorable reserve development of $37 million in the first six months of 2026 reflects lower than anticipated claim frequency and severity in the fidelity and crime business and lower than expected claim severity in the surety and financial institutions businesses. Net favorable reserve development of $22 million in the first six months of 2025 reflects lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the trade credit, surety and fidelity businesses.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $2 million in the first six months of 2026 and $1 million in the first six months of 2025 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $66 million in the first six months of 2026 resulted primarily from winter and convective storms in multiple regions of the United States. Catastrophe losses of $110 million in the first six months of 2025 resulted primarily from California wildfires and storms in multiple regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Commissions and Other Underwriting Expenses
Commissions and other underwriting expenses (“U/W Exp”) were $1.10 billion in the first six months of 2026 compared to $1.05 billion for the first six months of 2025, an increase of $51 million (5%). AFG’s underwriting expense ratio was 33.3% for the first six months of 2026 compared to 32.5% for the first six months of 2025, an increase of 0.8 percentage points. Detail of commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Six months ended June 30,
	2026		2025		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$324	29.0%	$314	29.1%	(0.1%)
Specialty casualty	492	30.5%	472	29.7%	0.8%
Specialty financial	283	49.4%	262	46.9%	2.5%
	$1,099	33.3%	$1,048	32.5%	0.8%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.1 percentage points in the first six months of 2026 compared to the first six months of 2025. This decrease reflects growth in the crop and commercial auto businesses, both of which have a lower commissions and other underwriting expense ratio than some of the other businesses in this sub-segment, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.8 percentage points in the first six months of 2026 compared to the first six months of 2025 reflecting higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and the impact of changes in the mix of business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 2.5 percentage points in the first six months of 2026 compared to the first six months of 2025 due primarily to higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and higher profit-based commissions to agents in the financial institutions business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations was $389 million in the first six months of 2026 compared to $349 million in the first six months of 2025, an increase of $40 million (11%). The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Six months ended June 30,
	2026	2025	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$342	$329	$13	4%
Alternative investments	47	20	27	135%
Total net investment income	$389	$349	$40	11%

Average invested assets (at amortized cost)	$16,868	$15,894	$974	6%

Yield (net investment income as a % of average invested assets):
Excluding alternative investments	4.87%	5.01%	(0.14%)
Alternative investments	3.34%	1.45%	1.89%
Overall P&C portfolio	4.61%	4.39%	0.22%

Yield on fixed maturities (before investment expenses)	5.10%	5.19%	(0.09%)

The increase in the property and casualty insurance segment’s net investment income for the first six months of 2026 compared to the first six months of 2025 reflects the impact of higher returns on AFG’s alternative investment portfolio (partnerships and similar investments and AFG-managed CLOs) and higher balances of invested assets.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations was a net expense of $28 million for the first six months of 2026 compared to $37 million for the first six months of 2025, an improvement of $9 million (24%). The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Six months ended June 30,
	2026	2025
Other income	$7	$3
Other expenses:
Amortization of intangibles	10	10
Interest expense on funds withheld	20	23
Other	5	7
Total other expenses	35	40
Other income and expenses, net	$(28)	$(37)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $102 million in the first six months of 2026 compared to $98 million in the first six months of 2025, an increase of $4 million (4%).

The following table details AFG’s loss before income taxes from operations outside of its property and casualty insurance segment for the six months ended June 30, 2026 and 2025 (dollars in millions):

	Six months ended June 30,
	2026	2025	% Change
Revenues:
Net investment income	$15	$12	25%
Other income — P&C fees	49	48	2%
Other income	7	8	(13%)
Total revenues	71	68	4%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	17	16	6%
Other expense — expenses associated with P&C fees	32	32	—%
Other expenses	77	80	(4%)
Costs and expenses, excluding interest charges on borrowed money	126	128	(2%)
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(55)	(60)	(8%)
Interest charges on borrowed money	47	38	24%
Loss before income taxes, excluding realized gains and losses	$(102)	$(98)	4%

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $15 million in the first six months of 2026 compared to $12 million in the first six months of 2025, an increase of $3 million (25%) reflecting the impact of higher average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first six months of 2026, AFG collected $49 million in fees for these services compared to $48 million in the first six months of 2025. Management views this fee income, net of expenses incurred to generate such fees of $32 million in both the first six months of 2026 and 2025, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
underwriting and claims servicing expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses and loss adjustment expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $5 million in both the first six months of 2026 and the first six months of 2025 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.” Excluding amounts eliminated in consolidation, AFG recorded other income outside of its property and casualty insurance segment of $2 million in the first six months of 2026 compared to $3 million in the first six months of 2025, a decrease of $1 million (33%).

Holding Company and Other — Other Expenses
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $77 million in the first six months of 2026 compared to $80 million in the first six months of 2025, a decrease of $3 million (4%). Other expenses in the first six months of 2025 include a $4 million charge to increase liabilities related to AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $47 million in the first six months of 2026 compared to $38 million in the first six months of 2025, an increase of $9 million (24%), reflecting the issuance of $350 million principal amount of 5.00% Senior Notes in September 2025.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $2 million in the first six months of 2026 compared to net gains of $5 million in the first six months of 2025, a change of $7 million (140%). Realized gains (losses) on securities consisted of the following (in millions):

	Six months ended June 30,
	2026	2025
Realized gains (losses) before impairment allowances:
Disposals	$(2)	$(8)
Change in the fair value of equity securities	18	19
Change in the fair value of derivatives	(10)	1
	6	12

Change in allowance for impairments on securities	(8)	(7)
Realized gains (losses) on securities	$(2)	$5
The $18 million net realized gain from the change in the fair value of equity securities in the first six months of 2026 includes gains of $15 million on manufacturing companies, $8 million on investments in banks and financing companies, $6 million on investments in natural gas companies and $5 million on investments in energy companies, partially offset by losses of $7 million on investments in media companies and $4 million on investments in asset managers. The $19 million net realized gain from the change in the fair value of equity securities in the first six months of 2025 includes gains of $10 million on investments in manufacturing companies, $6 million on investments in banks and financing companies and $3 million on investments in media companies.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $116 million for the first six months of 2026 compared to $98 million for the first six months of 2025, an increase of $18 million (18%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively. As of June 30, 2026, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2026, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2025 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at June 30, 2026 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$11,338
Percentage impact on fair value of 100 bps increase in interest rates	(3.5%)
Pretax impact on fair value of fixed maturity portfolio	$(397)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the second fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the second fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2026 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	466,097	$127.86	466,097	4,533,903
Second quarter:
April	6,641	$125.98	6,641	4,527,262
May	95,000	131.28	95,000	4,432,262
June	100,000	128.75	100,000	4,332,262
Total	667,738	$128.46	667,738
(*)Represents the remaining shares that may be repurchased until December 31, 2030 under the Plan authorized by AFG’s Board of Directors in December 2025.

In connection with its stock incentive plan, AFG acquired 38,736 shares of its Common Stock (at an average of $129.87 per share) in the first quarter of 2026, 357 shares (at an average of $130.47 per share) in April 2026 and 631 shares (at an average of $128.86 per share) in June 2026.

ITEM 5. Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

August 6, 2026	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer