Form 10-Q
period 2026-09-30
AMERICAN FINANCIAL GROUP INC
filed 2026-11-05
CIK 1042046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐
Smaller reporting company  ☐                   Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2026, there were 82,757,593 shares of the Registrant’s Common Stock outstanding, excluding 14.9 million shares owned by subsidiaries.

AMERICAN FINANCIAL GROUP, INC. 10-Q

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART I
ITEM 1. — FINANCIAL STATEMENTS
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(Dollars in Millions)

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$1,348	$1,727
Investments:
Fixed maturities, available for sale at fair value (amortized cost — $12,277 and $11,101; allowance for expected credit losses of $27 and $21)	11,771	11,052
Fixed maturities, trading at fair value	75	91
Equity securities, at fair value	765	785
Investments accounted for using the equity method	2,458	2,421
Mortgage loans	829	947
Real estate and other investments	105	159
Total cash and investments	17,351	17,182

Recoverables from reinsurers	6,039	5,528
Prepaid reinsurance premiums	1,558	1,089
Agents’ balances and premiums receivable	2,215	1,641
Deferred policy acquisition costs	375	333
Assets of managed investment entities	4,556	4,050
Other receivables	1,915	1,212
Other assets	1,402	1,280
Goodwill	327	327
Total assets	$35,738	$32,642

Liabilities and Equity:
Unpaid losses and loss adjustment expenses	$16,095	$15,094
Unearned premiums	4,769	3,736
Payable to reinsurers	1,479	1,195
Liabilities of managed investment entities	4,401	3,907
Long-term debt	1,821	1,820
Other liabilities	2,446	2,070
Total liabilities	31,011	27,822

Shareholders’ equity:
Common Stock, no par value — 200,000,000 shares authorized — 82,749,654 and 83,422,202 shares outstanding	83	83
Capital surplus	1,438	1,430
Retained earnings	3,634	3,357
Accumulated other comprehensive income (loss), net of tax	(428)	(50)
Total shareholders’ equity	4,727	4,820
Total liabilities and shareholders’ equity	$35,738	$32,642

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Net earned premiums	$2,164	$2,013	$5,467	$5,240
Net investment income	356	205	764	562
Realized gains (losses) on:
Securities	(35)	12	(37)	17
Subsidiaries	—	1	—	1
Income of managed investment entities:
Investment income	71	70	207	214
Gain (loss) on change in fair value of assets/liabilities	(2)	—	(21)	(7)
Other income	29	30	87	84
Total revenues	2,583	2,331	6,467	6,111

Costs and Expenses:
Losses and loss adjustment expenses	1,470	1,355	3,376	3,327
Commissions and other underwriting expenses	571	529	1,687	1,593
Interest charges on borrowed money	23	19	70	57
Expenses of managed investment entities	62	61	178	189
Other expenses	98	99	242	251
Total costs and expenses	2,224	2,063	5,553	5,417
Earnings before income taxes	359	268	914	694
Provision for income taxes	77	53	193	151
Net Earnings	$282	$215	$721	$543

Earnings per Common Share:
Total basic earnings	$3.40	$2.58	$8.68	$6.50
Total diluted earnings	$3.40	$2.58	$8.68	$6.50
Average number of Common Shares:
Basic	82.9	83.4	83.1	83.6
Diluted	82.9	83.4	83.1	83.6

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net earnings	$282	$215	$721	$543

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	(270)	57	(368)	146
Reclassification adjustment for realized (gains) losses included in net earnings	4	1	12	13
Total net unrealized gains (losses) on securities	(266)	58	(356)	159
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(18)	—	(21)	1
Reclassification adjustment for investment income included in net earnings	—	2	1	6
Total net unrealized gains (losses) on cash flow hedges	(18)	2	(20)	7
Foreign currency translation adjustments	(2)	(1)	(2)	1
Other comprehensive income (loss), net of tax	(286)	59	(378)	167

Comprehensive income (loss)	$(4)	$274	$343	$710

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at June 30, 2026	82,916,648	$1,517	$3,446	$(142)	$4,821
Net earnings	—	—	282	—	282
Other comprehensive loss	—	—	—	(286)	(286)
Dividends ($0.88 per share)	—	—	(72)	—	(72)
Shares issued:
Restricted stock awards	—	—	—	—	—
Other benefit plans	20,757	3	—	—	3
Dividend reinvestment plan	1,987	—	—	—	—
Stock-based compensation expense	—	5	—	—	5
Shares acquired and retired	(180,101)	(4)	(22)	—	(26)
Shares exchanged — benefit plans	(2,165)	—	—	—	—
Forfeitures of restricted stock	(7,472)	—	—	—	—
Balance at September 30, 2026	82,749,654	$1,521	$3,634	$(428)	$4,727

Balance at June 30, 2025	83,385,661	$1,497	$3,151	$(132)	$4,516
Net earnings	—	—	215	—	215
Other comprehensive income	—	—	—	59	59
Dividends ($0.80 per share)	—	—	(66)	—	(66)
Shares issued:
Restricted stock awards	—	—	—	—	—
Other benefit plans	22,269	3	—	—	3
Dividend reinvestment plan	2,058	—	—	—	—
Stock-based compensation expense	—	4	—	—	4
Shares acquired and retired	(6,000)	—	(1)	—	(1)
Shares exchanged — benefit plans	(437)	—	—	—	—
Forfeitures of restricted stock	(2,121)	—	—	—	—
Balance at September 30, 2025	83,401,430	$1,504	$3,299	$(73)	$4,730

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED) — CONTINUED
(Dollars in Millions)

		Shareholders’ Equity
	Common Shares	Common Stock and Capital Surplus	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance at December 31, 2025	83,422,202	$1,513	$3,357	$(50)	$4,820
Net earnings	—	—	721	—	721
Other comprehensive loss	—	—	—	(378)	(378)
Dividends ($4.14 per share)	—	—	(344)	—	(344)
Shares issued:
Restricted stock awards	150,544	—	—	—	—
Other benefit plans	72,610	10	—	—	10
Dividend reinvestment plan	10,341	1	—	—	1
Stock-based compensation expense	—	14	—	—	14
Shares acquired and retired	(847,839)	(16)	(96)	—	(112)
Shares exchanged — benefit plans	(41,889)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(16,315)	—	—	—	—
Balance at September 30, 2026	82,749,654	$1,521	$3,634	$(428)	$4,727

Balance at December 31, 2024	83,978,258	$1,495	$3,211	$(240)	$4,466
Net earnings	—	—	543	—	543
Other comprehensive income	—	—	—	167	167
Dividends ($4.40 per share)	—	—	(368)	—	(368)
Shares issued:
Exercise of stock options	18,932	1	—	—	1
Restricted stock awards	166,297	—	—	—	—
Other benefit plans	75,833	10	—	—	10
Dividend reinvestment plan	11,154	1	—	—	1
Stock-based compensation expense	—	13	—	—	13
Shares acquired and retired	(788,134)	(15)	(83)	—	(98)
Shares exchanged — benefit plans	(43,387)	(1)	(4)	—	(5)
Forfeitures of restricted stock	(17,523)	—	—	—	—
Balance at September 30, 2025	83,401,430	$1,504	$3,299	$(73)	$4,730

AMERICAN FINANCIAL GROUP, INC. 10-Q
AMERICAN FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine months ended September 30,
	2026	2025
Operating Activities:
Net earnings	$721	$543
Adjustments:
Depreciation and amortization	71	64
Realized gains on investing activities	(96)	(19)
Net sales of trading securities	14	6
Change in:
Reinsurance and other receivables	(2,226)	(2,272)
Other assets	(60)	14
Insurance claims and reserves	2,034	1,765
Payable to reinsurers	284	386
Other liabilities	240	173
Managed investment entities’ assets/liabilities	(4)	104
Other operating activities, net	(7)	(15)
Net cash provided by operating activities	971	749

Investing Activities:
Purchases of:
Fixed maturities	(2,915)	(1,493)
Equity securities	(107)	(20)
Mortgage loans	(15)	(279)
Other investments	(125)	(171)
Real estate, property and equipment	(85)	(99)
Businesses	—	(7)
Proceeds from:
Maturities and redemptions of fixed maturities	1,722	1,636
Repayments of mortgage loans	185	94
Sales of fixed maturities	102	78
Sales of equity securities	123	83
Sales of other investments	129	38
Sales of real estate, property and equipment	94	2
Cash and cash equivalents of businesses acquired	—	3
Managed investment entities:
Purchases of investments	(1,313)	(1,577)
Proceeds from sales and redemptions of investments	918	1,640
Other investing activities, net	(2)	1
Net cash used in investing activities	(1,289)	(71)

Financing Activities:
Additional long-term borrowings	—	344
Issuances of Common Stock	7	9
Repurchases of Common Stock	(112)	(98)
Cash dividends paid on Common Stock	(343)	(367)
Issuances of managed investment entities’ liabilities	1,365	2,454
Retirements of managed investment entities’ liabilities	(978)	(2,584)
Net cash used in financing activities	(61)	(242)
Net Change in Cash and Cash Equivalents	(379)	436
Cash and cash equivalents at beginning of period	1,727	1,406
Cash and cash equivalents at end of period	$1,348	$1,842

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO NOTES

A.	Accounting Policies	G.	Goodwill and Other Intangibles
B.	Segments of Operations	H.	Long-Term Debt
C.	Fair Value Measurements	I.	Shareholders’ Equity
D.	Investments	J.	Income Taxes
E.	Derivatives	K.	Contingencies
F.	Managed Investment Entities	L.	Insurance

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

Certain reclassifications have been made to prior periods to conform to the current year’s presentation. All significant intercompany balances and transactions have been eliminated. The results of operations of companies since their formation or acquisition are included in the consolidated financial statements. Events or transactions occurring subsequent to September 30, 2026, and prior to the filing of this Form 10-Q, have been evaluated for potential recognition or disclosure herein.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Fair Value Measurements   Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The standards establish a hierarchy of valuation techniques based on whether the assumptions that market participants would use in pricing the asset or liability (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect AFG’s assumptions about the assumptions market participants would use in pricing the asset or liability. AFG did not have any significant nonrecurring fair value measurements in the first nine months of 2026.

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

At September 30, 2026, assets and liabilities of managed investment entities included $36 million in assets and $31 million in liabilities of a temporary warehousing entity that was established to provide AFG the ability to form a new CLO. At closing, all warehoused assets will be transferred to the new CLO and the liabilities will be repaid.

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

At September 30, 2026, AFG has a $200 million lease liability included in other liabilities and a lease right-of-use asset of $174 million included in other assets compared to $216 million and $198 million, respectively, at December 31, 2025.

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

Earnings Per Share   Although basic earnings per share only considers shares of Common Stock outstanding during the period, the calculation of diluted earnings per share includes the following adjustments to weighted average common shares related to AFG’s stock-based compensation plan: third quarter of both 2026 and 2025 — none; first nine months of 2026 — none and 2025 — less than 0.1 million.

There were no anti-dilutive potential common shares for the third quarter or the first nine months of 2026 or 2025.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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

Sales of property and casualty insurance outside of the United States represented 3% and 4% of AFG’s revenues in the third quarter of 2026 and 2025, respectively, and 4% in both the first nine months of 2026 and 2025.

The following tables (in millions) show AFG’s assets, revenues and earnings before income taxes by segment and sub-segment.

	September 30, 2026	December 31, 2025
Assets
Property and casualty insurance (*)	$30,382	$27,654
Other	5,356	4,988
Total assets	$35,738	$32,642
(*)Not allocable to sub-segments.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Property and casualty insurance:
Net earned premiums:
Specialty
Property and transportation	$1,026	$935	$2,142	$2,011
Specialty casualty	831	810	2,444	2,403
Specialty financial	307	268	881	826
Total net earned premiums	2,164	2,013	5,467	5,240
Net investment income (a)	289	205	678	554
Other income	3	6	10	9
Total property and casualty insurance	2,456	2,224	6,155	5,803
Other (a)	162	94	349	290
Total revenues before realized gains (losses)	2,618	2,318	6,504	6,093
Realized gains (losses) on securities	(35)	12	(37)	17
Realized gain on subsidiaries	—	1	—	1
Total revenues	$2,583	$2,331	$6,467	$6,111

Earnings Before Income Taxes
Property and casualty insurance:
Underwriting:
Specialty
Property and transportation	$68	$55	$190	$119
Specialty casualty	42	33	121	102
Specialty financial	23	51	122	126
Other lines	(3)	(1)	(5)	(2)
Total underwriting (b)	130	138	428	345
Investment and other income, net	276	190	637	502
Total property and casualty insurance	406	328	1,065	847
Other (c)	(12)	(73)	(114)	(171)
Total earnings before realized gains (losses) and income taxes	394	255	951	676
Realized gains (losses) on securities	(35)	12	(37)	17
Realized gain on subsidiaries	—	1	—	1
Total earnings before income taxes	$359	$268	$914	$694
(a)The sale of Charleston Harbor Resort and Marina in August 2026 generated $126 million in pretax net investment income. Since a property and casualty subsidiary and AFG parent each owned half of the property, these earnings are split evenly between the property and casualty segment and holding company results in “Other”.
(b)Significant segment expenses, which are losses and loss adjustment expenses and commissions and other underwriting expenses, are shown in the table below by sub-segment.
(c)Includes interest charges on borrowed money and other holding company expenses. Holding company expenses include special charges of $24 million and $25 million in the third quarter of 2026 and 2025, respectively, to increase environmental liabilities related to AFG’s former railroad and manufacturing operations.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows the components of underwriting profit, including significant segment expenses, for the Property and casualty insurance segment (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Property and casualty insurance:
Specialty:
Property and transportation:
Net earned premiums	$1,026	$935	$2,142	$2,011
Losses and loss adjustment expenses	796	728	1,466	1,426
Commissions and other underwriting expenses	162	152	486	466
Underwriting profit	$68	$55	$190	$119

Specialty casualty:
Net earned premiums	$831	$810	$2,444	$2,403
Losses and loss adjustment expenses	539	541	1,581	1,593
Commissions and other underwriting expenses	250	236	742	708
Underwriting profit	$42	$33	$121	$102

Specialty financial:
Net earned premiums	$307	$268	$881	$826
Losses and loss adjustment expenses	132	85	324	306
Commissions and other underwriting expenses	152	132	435	394
Underwriting profit	$23	$51	$122	$126

Other lines:
Losses and loss adjustment expenses	$3	$1	$5	$2
Underwriting profit (loss)	$(3)	$(1)	$(5)	$(2)

Total property and casualty insurance segment:
Net earned premiums	$2,164	$2,013	$5,467	$5,240
Losses and loss adjustment expenses	1,470	1,355	3,376	3,327
Commissions and other underwriting expenses	564	520	1,663	1,568
Underwriting profit	$130	$138	$428	$345

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Assets and liabilities measured and carried at fair value in the financial statements are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Available for sale (“AFS”) fixed maturities:
U.S. government and government agencies	$129	$3	$—	$132
States, municipalities and political subdivisions	—	693	5	698
Foreign government	—	228	—	228
Residential mortgage-backed securities (“MBS”)	—	3,455	2	3,457
Collateralized loan obligations	—	1,237	—	1,237
Other asset-backed securities	—	2,317	355	2,672
Corporate and other	1	2,985	361	3,347
Total AFS fixed maturities	130	10,918	723	11,771
Trading fixed maturities	—	66	9	75
Equity securities	456	60	249	765
Assets of managed investment entities (“MIE”)	343	4,197	16	4,556
Total assets accounted for at fair value	$929	$15,241	$997	$17,167
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	332	4,054	15	4,401
Other liabilities — derivatives	—	30	—	30
Total liabilities accounted for at fair value	$332	$4,084	$18	$4,434

December 31, 2025
Assets:
Available for sale fixed maturities:
U.S. government and government agencies	$157	$4	$—	$161
States, municipalities and political subdivisions	—	831	4	835
Foreign government	—	238	—	238
Residential MBS	—	2,744	3	2,747
Collateralized loan obligations	—	1,160	—	1,160
Other asset-backed securities	—	2,215	310	2,525
Corporate and other	1	2,990	395	3,386
Total AFS fixed maturities	158	10,182	712	11,052
Trading fixed maturities	—	66	25	91
Equity securities	478	51	256	785
Assets of managed investment entities	310	3,725	15	4,050
Other assets — derivatives	—	1	—	1
Total assets accounted for at fair value	$946	$14,025	$1,008	$15,979
Liabilities:
Contingent consideration — acquisitions	$—	$—	$3	$3
Liabilities of managed investment entities	298	3,594	15	3,907
Other liabilities — derivatives	—	3	—	3
Total liabilities accounted for at fair value	$298	$3,597	$18	$3,913

Approximately 6% of the total assets carried at fair value at September 30, 2026, were Level 3 assets. Internally developed prices for fixed maturities are estimated using a variety of inputs, including appropriate credit spreads over the treasury yield (of a similar duration), trade information and prices of comparable securities and other security specific features (such as optional early redemption). Internally developed Level 3 asset fair values represent approximately 88% ($877 million) of the total fair value of Level 3 assets at September 30, 2026. Approximately 73% ($644 million) of these internally developed Level 3 assets are priced using a pricing model that uses a discounted cash flow approach to estimate the fair value of fixed maturity securities. The credit spread applied by management is the significant unobservable input of the pricing model. In instances where the security is currently callable at par value and the pricing model suggests a higher price, management caps the fair value at par value. The remainder of the internally developed

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Level 3 investments ($233 million) are priced using internal models or inputs from third parties that are not market observable. Management believes that any justifiable changes in unobservable inputs used to determine internally developed fair values would not have resulted in a material change in AFG’s financial position.

Approximately 8% ($78 million) of the Level 3 assets were investments whose prices were determined based on financial information provided by third party asset managers. Approximately 4% ($42 million) of Level 3 assets were priced using non-binding broker quotes or pricing services, for which there is a lack of transparency as to the inputs used to determine fair value.

Changes in balances of Level 3 financial assets and liabilities carried at fair value during the third quarter and first nine months of 2026 and 2025 are presented below (in millions). The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2026	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2026
AFS fixed maturities:
State and municipal	$2	$—	$—	$—	$—	$3	$—	$5
Residential MBS	3	—	—	—	(1)	—	—	2
Other asset-backed securities	317	(3)	(4)	53	(5)	—	(3)	355
Corporate and other	380	—	(4)	6	(21)	—	—	361
Total AFS fixed maturities	702	(3)	(8)	59	(27)	3	(3)	723
Trading fixed maturities	11	—	—	—	(2)	—	—	9
Equity securities	247	(1)	—	3	—	—	—	249
Assets of MIE	14	(1)	—	3	—	—	—	16
Total Level 3 assets	$974	$(5)	$(8)	$65	$(29)	$3	$(3)	$997

Contingent consideration — acquisitions	$(3)	$—	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(3)	$—	$—	$—	$—	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at June 30, 2025	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2025
AFS fixed maturities:
State and municipal	$6	$—	$—	$—	$(1)	$—	$—	$5
Residential MBS	1	—	—	—	—	2	—	3
Other asset-backed securities	284	1	(1)	8	(15)	—	—	277
Corporate and other	461	13	3	17	(82)	—	(12)	400
Total AFS fixed maturities	752	14	2	25	(98)	2	(12)	685
Trading fixed maturities	13	1	—	—	—	—	—	14
Equity securities	286	1	—	4	—	—	—	291
Assets of MIE	11	(2)	—	5	—	—	—	14
Total Level 3 assets	$1,062	$14	$2	$34	$(98)	$2	$(12)	$1,004

Contingent consideration — acquisitions	$(1)	$—	$—	$—	$—	$—	$—	$(1)
Total Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2025	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2026
AFS fixed maturities:
State and municipal	$4	$—	$—	$—	$(1)	$5	$(3)	$5
Residential MBS	3	—	—	—	(1)	—	—	2
Other asset-backed securities	310	(10)	(12)	97	(54)	27	(3)	355
Corporate and other	395	(8)	(4)	48	(82)	12	—	361
Total AFS fixed maturities	712	(18)	(16)	145	(138)	44	(6)	723
Trading fixed maturities	25	1	—	—	(15)	—	(2)	9
Equity securities	256	(13)	—	9	—	—	(3)	249
Assets of MIE	15	(3)	—	4	—	—	—	16
Total Level 3 assets	$1,008	$(33)	$(16)	$158	$(153)	$44	$(11)	$997

Contingent consideration — acquisitions	$(3)	$—	$—	$—	$—	$—	$—	$(3)
Total Level 3 liabilities	$(3)	$—	$—	$—	$—	$—	$—	$(3)

		Total realized/unrealized gains (losses) included in
	Balance at December 31, 2024	Net earnings	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Transfer into Level 3	Transfer out of Level 3	Balance at September 30, 2025
AFS fixed maturities:
State and municipal	$1	$—	$—	$—	$(1)	$5	$—	$5
Residential MBS	1	—	—	—	—	2	—	3
Other asset-backed securities	296	1	4	24	(48)	—	—	277
Corporate and other	470	14	8	56	(130)	1	(19)	400
Total AFS fixed maturities	768	15	12	80	(179)	8	(19)	685
Trading fixed maturities	26	2	—	—	(14)	—	—	14
Equity securities	292	19	—	20	—	7	(47)	291
Assets of MIE	10	(5)	—	9	—	—	—	14
Total Level 3 assets	$1,096	$31	$12	$109	$(193)	$15	$(66)	$1,004

Contingent consideration — acquisitions	$(2)	$—	$—	$—	$1	$—	$—	$(1)
Total Level 3 liabilities	$(2)	$—	$—	$—	$1	$—	$—	$(1)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Fair Value of Financial Instruments   The carrying value and fair value of financial instruments that are not carried at fair value in the financial statements are summarized below (in millions):

	Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Cash and cash equivalents	$1,348	$1,348	$1,348	$—	$—
Mortgage loans	829	829	—	—	829
Total financial assets not accounted for at fair value	$2,177	$2,177	$1,348	$—	$829

Long-term debt	$1,821	$1,518	$—	$1,515	$3
Total financial liabilities not accounted for at fair value	$1,821	$1,518	$—	$1,515	$3

December 31, 2025
Financial assets:
Cash and cash equivalents	$1,727	$1,727	$1,727	$—	$—
Mortgage loans	947	937	—	—	937
Total financial assets not accounted for at fair value	$2,674	$2,664	$1,727	$—	$937

Long-term debt	$1,820	$1,609	$—	$1,606	$3
Total financial liabilities not accounted for at fair value	$1,820	$1,609	$—	$1,606	$3

D.    Investments

Available for sale fixed maturities at September 30, 2026 and December 31, 2025, consisted of the following (in millions):

	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized		Net Unrealized	Fair Value
			Gains	Losses
September 30, 2026
Fixed maturities:
U.S. government and government agencies	$136	$—	$—	$(4)	$(4)	$132
States, municipalities and political subdivisions	768	—	1	(71)	(70)	698
Foreign government	230	—	—	(2)	(2)	228
Residential MBS	3,714	2	11	(266)	(255)	3,457
Collateralized loan obligations	1,244	4	1	(4)	(3)	1,237
Other asset-backed securities	2,753	5	4	(80)	(76)	2,672
Corporate and other	3,432	16	12	(81)	(69)	3,347
Total fixed maturities	$12,277	$27	$29	$(508)	$(479)	$11,771

December 31, 2025
Fixed maturities:
U.S. government and government agencies	$160	$—	$1	$—	$1	$161
States, municipalities and political subdivisions	853	—	8	(26)	(18)	835
Foreign government	236	—	2	—	2	238
Residential MBS	2,808	1	43	(103)	(60)	2,747
Collateralized loan obligations	1,167	5	1	(3)	(2)	1,160
Other asset-backed securities	2,539	5	29	(38)	(9)	2,525
Corporate and other	3,338	10	81	(23)	58	3,386
Total fixed maturities	$11,101	$21	$165	$(193)	$(28)	$11,052

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Equity securities which are reported at fair value with holding gains and losses recognized in net earnings, consisted of the following at September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026			December 31, 2025
	Actual Cost	Fair Value	Fair Value Over Cost	Actual Cost	Fair Value	Fair Value Over Cost
Common stocks	$342	$380	$38	$332	$365	$33
Perpetual preferred stocks	374	385	11	398	420	22
Total equity securities carried at fair value	$716	$765	$49	$730	$785	$55

The following table summarizes investments accounted for using the equity method, by strategy (in millions):

			Net Investment Income
	Carrying Value		Three months ended September 30,		Nine months ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Real estate-related investments (*)	$1,391	$1,431	$(16)	$12	$(9)	$13
Private equity	964	895	60	13	106	14
Private debt	103	95	1	2	4	7
Total investments accounted for using the equity method	$2,458	$2,421	$45	$27	$101	$34
(*)88% and 87% of the carrying value relates to underlying investments in multi-family properties as of September 30, 2026 and December 31, 2025, respectively.

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

With respect to partnerships and similar investments, AFG had unfunded commitments of $433 million and $456 million as of September 30, 2026 and December 31, 2025, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows gross unrealized losses (dollars in millions) on available for sale fixed maturities by investment category and length of time that individual securities have been in a continuous unrealized loss position at the following balance sheet dates.

	Less Than Twelve Months			Twelve Months or More
	Unrealized Loss	Fair Value	Fair Value as % of Cost	Unrealized Loss	Fair Value	Fair Value as % of Cost
September 30, 2026
Fixed maturities:
U.S. government and government agencies	$(4)	$103	96%	$—	$24	100%
States, municipalities and political subdivisions	(29)	390	93%	(42)	235	85%
Foreign government	(2)	188	99%	—	8	100%
Residential MBS	(115)	2,481	96%	(151)	792	84%
Collateralized loan obligations	(1)	246	100%	(3)	105	97%
Other asset-backed securities	(42)	1,484	97%	(38)	598	94%
Corporate and other	(60)	2,022	97%	(21)	428	95%
Total fixed maturities	$(253)	$6,914	96%	$(255)	$2,190	90%

December 31, 2025
Fixed maturities:
U.S. government and government agencies	$—	$15	100%	$—	$44	100%
States, municipalities and political subdivisions	—	47	100%	(26)	426	94%
Foreign government	—	52	100%	—	5	100%
Residential MBS	(4)	186	98%	(99)	914	90%
Collateralized loan obligations	—	124	100%	(3)	147	98%
Other asset-backed securities	(1)	311	100%	(37)	803	96%
Corporate and other	(2)	174	99%	(21)	794	97%
Total fixed maturities	$(7)	$909	99%	$(186)	$3,133	94%

At September 30, 2026, the gross unrealized losses on fixed maturities of $508 million relate to approximately 1,550 securities. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 98% of the gross unrealized loss and 98% of the fair value of securities with unrealized losses.

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

Management believes AFG will recover its cost basis (net of any allowance) in the securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2026.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
A progression of the allowance for expected credit losses on available for sale fixed maturity securities is shown below (in millions):

	Structured Securities (*)	Corporate and Other	Total
Balance at June 30, 2026	$11	$14	$25
Provision for expected credit losses on securities with no previous allowance	1	—	1
Additions to previously recognized expected credit losses	—	3	3
Reductions due to sales or redemptions	(1)	(1)	(2)
Balance at September 30, 2026	$11	$16	$27

Balance at June 30, 2025	$10	$5	$15
Provision for expected credit losses on securities with no previous allowance	—	—	—
Additions to previously recognized expected credit losses	1	—	1
Reductions due to sales or redemptions	—	—	—
Balance at September 30, 2025	$11	$5	$16

Balance at December 31, 2025	$11	$10	$21
Provision for expected credit losses on securities with no previous allowance	1	5	6
Additions to previously recognized expected credit losses	—	6	6
Reductions due to sales or redemptions	(1)	(5)	(6)
Balance at September 30, 2026	$11	$16	$27

Balance at December 31, 2024	$11	$23	$34
Provision for expected credit losses on securities with no previous allowance	—	3	3
Additions to previously recognized expected credit losses	—	5	5
Reductions due to sales or redemptions	—	(26)	(26)
Balance at September 30, 2025	$11	$5	$16
(*)Includes residential MBS, collateralized loan obligations and other asset-backed securities (“ABS”).

In the first nine months of 2026 and 2025, AFG did not purchase any securities with expected credit losses.

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturities as of September 30, 2026 (dollars in millions). Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Amortized	Fair Value
	Cost, net (*)	Amount	%
Maturity
One year or less	$692	$675	6%
After one year through five years	1,912	1,879	16%
After five years through ten years	1,592	1,534	13%
After ten years	354	317	3%
	4,550	4,405	38%
CLOs and other ABS (average life of approximately 3.5 years)	3,988	3,909	33%
Residential MBS (average life of approximately 7.5 years)	3,712	3,457	29%
Total	$12,250	$11,771	100%
(*)Amortized cost, net of allowance for expected credit losses.

Certain risks are inherent in fixed maturity securities, including loss upon default, price volatility in reaction to changes in interest rates, and general market factors and risks associated with reinvestment of proceeds due to prepayments or redemptions in a period of declining interest rates.

There were no investments in individual issuers that exceeded 10% of shareholders’ equity at September 30, 2026 or December 31, 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Net Investment Income   The following table shows investment income earned and investment expenses incurred (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income:
Fixed maturities:
Interest and amortization	$154	$148	$447	$429
Change in fair value (a)	—	4	—	6
Equity securities:
Dividends	9	6	24	27
Change in fair value	(3)	(6)	(11)	(2)
Equity in earnings of partnerships and similar investments	45	27	101	34
Cash and cash equivalents	11	14	33	37
Mortgage loans	13	11	39	31
Sale of Charleston Harbor	126	—	126	—
Other	7	7	24	19
Gross investment income	362	211	783	581
Investment expenses	(6)	(6)	(19)	(19)
Net investment income	$356	$205	$764	$562
(a)The change in the fair value of fixed maturities classified as trading and derivatives embedded in convertible fixed maturities related to limited partnerships and similar investments.

Realized gains (losses) and changes in unrealized appreciation (depreciation) included in AOCI related to fixed maturity securities are summarized as follows (in millions):

	Three months ended September 30, 2026				Three months ended September 30, 2025
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(7)	$(4)	$(11)	$(337)	$—	$(1)	$(1)	$74
Equity securities	(6)	—	(6)	—	13	—	13	—
Mortgage loans and other investments	—	(18)	(18)	—	—	—	—	—
Total pretax	(13)	(22)	(35)	(337)	13	(1)	12	74
Tax effects	3	4	7	71	(3)	1	(2)	(16)
Net of tax	$(10)	$(18)	$(28)	$(266)	$10	$—	$10	$58

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
	Realized gains (losses)				Realized gains (losses)
	Before Impairments	Impairment Allowance	Total	Change in Unrealized	Before Impairments	Impairment Allowance	Total	Change in Unrealized
Fixed maturities	$(19)	$(12)	$(31)	$(451)	$(7)	$(8)	$(15)	$201
Equity securities	12	—	12	—	32	—	32	—
Mortgage loans and other investments	—	(18)	(18)	—	—	—	—	—
Total pretax	(7)	(30)	(37)	(451)	25	(8)	17	201
Tax effects	2	6	8	95	(5)	2	(3)	(42)
Net of tax	$(5)	$(24)	$(29)	$(356)	$20	$(6)	$14	$159

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
All equity securities are carried at fair value through net earnings. AFG recorded net holding gains (losses) on equity securities during the third quarter and first nine months of 2026 and 2025 on securities that were still owned at September 30, 2026 and September 30, 2025 as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Included in realized gains (losses)	$(8)	$7	$9	$24
Included in net investment income	(2)	(5)	(11)	(2)
	$(10)	$2	$(2)	$22

Gross realized gains and losses (excluding changes in impairment allowance and mark-to-market of derivatives) on available for sale fixed maturity investment transactions consisted of the following (in millions):

	Nine months ended September 30,
	2026	2025
Gross gains	$3	$4
Gross losses	(6)	(13)

Sale of Real Estate     The net proceeds from the August 2026 sale of Charleston Harbor Resort and Marina included a $75 million mortgage loan on the hotel property payable to an AFG subsidiary.

E.    Derivatives

As discussed under “Derivatives” in Note A — “Accounting Policies,” AFG uses derivatives to mitigate certain market risks related to its investment portfolio and deferred compensation obligations to employees.

The following table presents the classification of derivative assets and liabilities included in AFG’s Balance Sheet at fair value (in millions):

		September 30, 2026		December 31, 2025
	Balance Sheet Line	Asset	Liability	Asset	Liability
Derivatives designated and qualifying as cash flow hedges:
Interest rate swaps	Other assets/Other liabilities	$—	$27	$1	$3

Derivatives not designated as hedging instruments:
Fixed maturities with embedded derivatives	Fixed maturities	67	—	53	—
Total return swap	Other assets/Other liabilities	—	3	—	—
		$67	$30	$54	$3

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

Under the terms of the swaps, which expire between October 2026 and October 2034, AFG receives fixed-rate interest payments in exchange for variable interest payments based on SOFR. The total outstanding notional amount of AFG’s interest rate swaps was $1.33 billion at September 30, 2026 compared to $464 million at December 31, 2025, reflecting new swaps entered into in the first nine months of 2026 ($997 million notional amount at issuance), partially offset by scheduled amortization. Amounts reclassified from AOCI to net investment income were losses of less than $1 million and $3 million in the third quarter of 2026 and 2025 and losses of $2 million and $8 million in the first nine months of 2026 and 2025, respectively. Based on a forward interest rate curve at September 30, 2026, management estimates that it will reclassify approximately $5 million of pre-tax net losses on interest rate swaps from AOCI to net investment income over the next twelve months. The actual amount will vary based on changes in SOFR. A collateral receivable supporting these swaps of $50 million and $10 million at September 30, 2026 and December 31, 2025, respectively, is included in other assets in AFG’s Balance Sheet.

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

AFG is exposed to fair value changes from certain equity and fixed maturity market-based exposures related to its deferred compensation obligations to certain employees. To mitigate this risk, AFG entered into a total return swap. AFG’s Balance Sheet includes a $3 million receivable for collateral posted related to the swap (included in other assets) at September 30, 2026, and a liability of less than $1 million to return collateral related to the swap (included in other liabilities) at December 31, 2025.

The following table summarizes the gains (losses) included in AFG’s Statement of Earnings for changes in the fair value of derivatives (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of Earnings Line	2026	2025	2026	2025
Qualifying cash flow hedges:
Interest rate swaps	Net investment income	$—	$(3)	$(2)	$(8)

Non-designated hedges:
Fixed maturities with embedded derivatives	Realized gains (losses) on securities	(6)	1	(16)	2
Fixed maturities with embedded derivatives	Net investment income	—	4	—	6
Total return swap	Other expenses	(2)	6	8	12
Earnings (losses) on non-designated hedges		(8)	11	(8)	20
Total earnings (losses) on derivatives		$(8)	$8	$(10)	$12

F.    Managed Investment Entities

AFG is the investment manager and it has investments ranging from 5.4% to 100% of the most subordinate debt tranche of eleven active collateralized loan obligations (“CLOs”), which are considered variable interest entities. AFG also owns portions of the senior debt tranches of certain of these CLOs. Upon formation, these entities issued securities in various senior and subordinate classes and invested the proceeds primarily in secured bank loans, which serve as collateral for the debt securities issued by each CLO. None of the collateral was purchased from AFG. AFG’s investments in the subordinate debt tranches of these entities receive residual income from the CLOs only after the CLOs pay expenses (including management fees to AFG) and interest on and returns of capital to senior levels of debt securities. There are no contractual requirements for AFG to provide additional funding for these entities. AFG has not provided and does not intend to provide any financial support to these entities.

AFG’s maximum exposure to economic loss on the CLOs that it manages is limited to its investment in those CLOs, which had an aggregate fair value of $155 million (including $138 million invested in the most subordinate tranches and $5 million invested in a temporary warehousing entity) at September 30, 2026.

In the first nine months of 2026, AFG formed one new CLO, which issued $404 million face amount of liabilities (including $36 million face amount purchased by AFG). In the first nine months of 2025, AFG formed two new CLOs, which issued $813 million face amount of liabilities (including $80 million face amount purchased by AFG) and three CLOs were substantially liquidated in accordance with the CLO indentures.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The following table shows a progression of the fair value of AFG's investment in CLO tranches and temporary warehousing entities (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$149	$148	$143	$175
Purchases	44	55	70	130
Sales	(32)	(58)	(35)	(146)
Distributions	(10)	(13)	(23)	(31)
CLO earnings attributable to AFG	4	6	—	10
Balance at end of period	$155	$138	$155	$138

The revenues and expenses of the CLOs are separately identified in AFG’s Statement of Earnings, after the elimination of management fees and earnings attributable to AFG as measured by the change in the fair value of AFG’s investments in the CLOs. Selected financial information related to the CLOs is shown below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gains (losses) on change in fair value of assets/liabilities (*):
Assets	$12	$(6)	$(51)	$(51)
Liabilities	(14)	6	30	44
Management fees paid to AFG	3	3	8	8
CLO earnings attributable to AFG	4	6	—	10
(*)Included in revenues in AFG’s Statement of Earnings.

The aggregate unpaid principal balance of the CLOs’ fixed maturity investments exceeded the fair value of the investments by $122 million and $77 million at September 30, 2026 and December 31, 2025, respectively. Excluding the most subordinated tranches, the carrying value of the CLOs’ debt exceeded the aggregate unpaid principal balance by $1 million and $13 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the CLO assets did not include any loans in default for which the CLOs are not accruing interest.

In addition to the CLOs that it manages, AFG had investments in CLOs that are managed by third parties (therefore not consolidated), which are included in available for sale fixed maturity securities and had a fair value of $1.24 billion at September 30, 2026 and $1.16 billion at December 31, 2025.

G.    Goodwill and Other Intangibles

There were no changes in the goodwill balance of $327 million during the first nine months of 2026.

Included in other assets in AFG’s Balance Sheet is $174 million at September 30, 2026 and $189 million at December 31, 2025 of amortizable intangible assets related to acquisitions. These amounts are net of accumulated amortization of $90 million and $75 million, respectively. Amortization of intangibles was $5 million in both the third quarter of 2026 and 2025 and $15 million in both the first nine months of 2026 and 2025. In the third quarter of 2025, AFG wrote off $2 million of amortizable intangible assets that became obsolete in connection with certain changes in AFG’s business (included in realized gains (losses) on subsidiaries in AFG’s Statement of Earnings).

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
H.    Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2026			December 31, 2025
	Principal	Discount and Issue Costs	Carrying Value	Principal	Discount and Issue Costs	Carrying Value
Direct Senior Obligations of AFG:
4.50% Senior Notes due June 2047	$567	$(1)	$566	$567	$(1)	$566
5.00% Senior Notes due September 2035	350	(6)	344	350	(6)	344
5.25% Senior Notes due April 2030	253	(2)	251	253	(3)	250
Other	3	—	3	3	—	3
	1,173	(9)	1,164	1,173	(10)	1,163

Direct Subordinated Obligations of AFG:
4.50% Subordinated Debentures due September 2060	200	(5)	195	200	(5)	195
5.125% Subordinated Debentures due December 2059	200	(5)	195	200	(5)	195
5.625% Subordinated Debentures due June 2060	150	(4)	146	150	(4)	146
5.875% Subordinated Debentures due March 2059	125	(4)	121	125	(4)	121
	675	(18)	657	675	(18)	657
	$1,848	$(27)	$1,821	$1,848	$(28)	$1,820

Scheduled principal payments on debt for the balance of 2026, the subsequent five years and thereafter are as follows: 2026 — none; 2027 — none; 2028 — none; 2029 — none; 2030 — $253 million; 2031 — none and thereafter — $1.60 billion.

AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (currently 1.25%) over a SOFR-based floating rate. No amounts were borrowed under this facility at September 30, 2026 or December 31, 2025.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
The progression of the components of accumulated other comprehensive income (loss) is as follows (in millions):

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Quarter ended September 30, 2026
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(342)	$72	$(270)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		5	(1)	4
Total net unrealized gains (losses) on securities	$(112)	(337)	71	(266)	$(378)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(23)	5	(18)
Reclassification adjustment for investment income included in net earnings (*)		—	—	—
Total net unrealized gains (losses) on cash flow hedges	(4)	(23)	5	(18)	(22)
Foreign currency translation adjustments	(28)	(2)	—	(2)	(30)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(142)	$(362)	$76	$(286)	$(428)

Quarter ended September 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$72	$(15)	$57
Reclassification adjustment for realized (gains) losses included in net earnings (*)		2	(1)	1
Total net unrealized gains (losses) on securities	$(101)	74	(16)	58	$(43)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(1)	1	—
Reclassification adjustment for investment income included in net earnings (*)		3	(1)	2
Total net unrealized gains (losses) on cash flow hedges	(5)	2	—	2	(3)
Foreign currency translation adjustments	(28)	—	(1)	(1)	(29)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(132)	$76	$(17)	$59	$(73)

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax	Tax	Net of tax	AOCI Ending Balance
Nine months ended September 30, 2026
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$(466)	$98	$(368)
Reclassification adjustment for realized (gains) losses included in net earnings (*)		15	(3)	12
Total net unrealized gains (losses) on securities	$(22)	(451)	95	(356)	$(378)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		(27)	6	(21)
Reclassification adjustment for investment income included in net earnings (*)		2	(1)	1
Total net unrealized gains (losses) on cash flow hedges	(2)	(25)	5	(20)	(22)
Foreign currency translation adjustments	(28)	(2)	—	(2)	(30)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(50)	$(478)	$100	$(378)	$(428)

Nine months ended September 30, 2025
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period		$184	$(38)	$146
Reclassification adjustment for realized (gains) losses included in net earnings (*)		17	(4)	13
Total net unrealized gains (losses) on securities	$(202)	201	(42)	159	$(43)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period		1	—	1
Reclassification adjustment for investment income included in net earnings (*)		8	(2)	6
Total net unrealized gains (losses) on cash flow hedges	(10)	9	(2)	7	(3)
Foreign currency translation adjustments	(30)	1	—	1	(29)
Pension and other postretirement plan adjustments	2	—	—	—	2
Total	$(240)	$211	$(44)	$167	$(73)
(*)The reclassification adjustments affected the following lines in AFG’s Statement of Earnings:

OCI component	Affected line in the statement of earnings
Pretax - Net unrealized gains (losses) on securities	Realized gains (losses) on securities
Pretax - Net unrealized gains (losses) on cash flow hedges	Net investment income
Tax	Provision for income taxes

Stock Incentive Plan   Under AFG’s stock incentive plan, employees of AFG and its subsidiaries are eligible to receive equity awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock awards. In the first nine months of 2026, AFG issued 150,544 shares of restricted Common Stock (fair value of $132.82 per share) under the stock incentive plan.

Total compensation expense related to the stock incentive plan was $5 million and $4 million in the third quarter of 2026 and 2025 and $14 million and $13 million in the first nine months of 2026 and 2025, respectively.

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
J.    Income Taxes

The following is a reconciliation of income taxes at the statutory rate of 21% to the provision for income taxes as shown in AFG’s Statement of Earnings (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT	Amount	% of EBT
Earnings before income taxes (“EBT”)	$359		$268		$914		$694

Income taxes at statutory rate	$75	21%	$57	21%	$192	21%	$146	21%
Effect of:
State and local income taxes, net of federal income tax effect	2	1%	—	—%	7	1%	10	1%
Foreign tax effects	(1)	(1%)	(1)	—%	(1)	—%	(1)	—%
Cross-border tax laws	—	—%	(2)	—%	—	—%	(2)	—%
Income tax credits	(2)	(1%)	(3)	(1%)	(7)	(1%)	(3)	—%
Changes in valuation allowance	—	—%	(5)	(2%)	—	—%	(5)	—%
Impact of nontaxable or nondeductible items:
Tax preference investments	(1)	(1%)	(3)	(1%)	(3)	(1%)	(5)	(1%)
Other	2	1%	4	1%	6	1%	5	1%
Changes in unrecognized income tax benefits	—	—%	3	1%	—	—%	3	—%
Other adjustments	2	1%	3	1%	(1)	—%	3	—%
Provision for income taxes as shown in the statement of earnings	$77	21%	$53	20%	$193	21%	$151	22%

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
L.    Insurance

Insurance Reserves The following table provides an analysis of changes in the liability for losses and loss adjustment expenses during the first nine months of 2026 and 2025 (in millions):

	Nine months ended September 30,
	2026	2025
Balance at beginning of year	$15,094	$14,179
Less reinsurance recoverables, net of allowance	5,306	4,957
Net liability at beginning of year	9,788	9,222
Provision for losses and LAE occurring in the current period	3,531	3,381
Net decrease in the provision for claims of prior years	(155)	(54)
Total losses and LAE incurred	3,376	3,327
Payments for losses and LAE of:
Current year	(909)	(836)
Prior years	(1,955)	(1,998)
Total payments	(2,864)	(2,834)
Foreign currency translation and other	(3)	(7)
Net liability at end of period	10,297	9,708
Add back reinsurance recoverables, net of allowance	5,798	5,371
Gross unpaid losses and LAE included in the balance sheet at end of period	$16,095	$15,079

The net decrease in the provision for claims of prior years during the first nine months of 2026 reflects (i) lower than anticipated losses in the crop business, lower than expected claim severity and frequency in the inland marine business and the agribusiness operations and lower than anticipated claim severity in the commercial auto, aviation and equine businesses (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency and severity in the fidelity and crime business and lower than expected claim severity in the surety and financial institutions businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than anticipated severity in certain social inflation exposed businesses (within the Specialty casualty sub-segment).

The net decrease in the provision for claims of prior years during the first nine months of 2025 reflects (i) lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation business and lower than expected claim frequency and severity in the inland marine business (within the Property and transportation sub-segment), (ii) lower than anticipated claim severity in the workers’ compensation and executive liability businesses (within the Specialty casualty sub-segment) and (iii) lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the surety, fidelity and trade credit businesses (within the Specialty financial sub-segment). This favorable development was partially offset by higher than expected claim severity in the excess and surplus, social services, excess liability, public sector and general liability businesses (within the Specialty casualty sub-segment).

Recoverables from Reinsurers and Premiums Receivable Progressions of the 2026 and 2025 allowance for expected credit losses on recoverables from reinsurers and premiums receivable are shown below (in millions):

	Recoverables from Reinsurers		Premiums Receivable
	2026	2025	2026	2025
Balance at June 30	$9	$9	$21	$19
Provision (credit) for expected credit losses	—	—	—	1
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$9	$9	$21	$20

Balance at December 31	$10	$11	$20	$19
Provision (credit) for expected credit losses	(1)	(2)	1	1
Write-offs charged against the allowance	—	—	—	—
Balance at September 30	$9	$9	$21	$20

AMERICAN FINANCIAL GROUP, INC. 10-Q
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MD&A
	Page		Page
Forward-Looking Statements	32	Results of Operations	42
Overview	33	General	42
Critical Accounting Policies	33	Results of Operations — Third Quarter	43
Liquidity and Capital Resources	34	Segmented Statement of Earnings	43
Ratios	34	Property and Casualty Insurance	44
Condensed Consolidated Cash Flows	34	Holding Company, Other and Unallocated	52
Parent and Subsidiary Liquidity	35	Results of Operations — First Nine Months	55
Investments	36	Segmented Statement of Earnings	55
Uncertainties	38	Property and Casualty Insurance	56
Managed Investment Entities	39	Holding Company, Other and Unallocated	63
		Recent Accounting Standards	65

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

AFG reported net earnings of $282 million ($3.40 per share, diluted) for the third quarter of 2026 compared to $215 million ($2.58 per share, diluted) for the third quarter of 2025, reflecting higher net investment income, partially offset by net realized losses on securities in the 2026 period compared to net realized gains on securities in the 2025 period.

AFG reported net earnings of $721 million ($8.68 per share, diluted) for the first nine months of 2026 compared to $543 million ($6.50 per share, diluted) for the first nine months of 2025, reflecting higher underwriting profit and higher net investment income, partially offset by net realized losses on securities in the 2026 period compared to net realized gains on securities in the 2025 period.

Outlook
Management expects its diversification and disciplined, opportunistic underwriting culture to produce overall premium growth and strong underwriting results even as some markets in the property and casualty industry have softened. In addition, management anticipates improved returns on alternative investments, relative to the returns earned in 2025 and the first quarter of 2026, will continue to have a positive impact on net investment income into 2027.

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

For a discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in AFG’s 2025 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Ratios
AFG’s debt to total capital ratio on a consolidated basis is shown below (dollars in millions):

		December 31,
	September 30, 2026	2025	2024
Principal amount of long-term debt	$1,848	$1,848	$1,498
Total capital	7,003	6,718	6,204
Ratio of debt to total capital:
Including subordinated debt	26.4%	27.5%	24.1%
Excluding subordinated debt	16.7%	17.5%	13.3%

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

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$971	$749
Net cash used in investing activities	(1,289)	(71)
Net cash used in financing activities	(61)	(242)
Net change in cash and cash equivalents	$(379)	$436

Net Cash Provided by Operating Activities   AFG’s property and casualty insurance operations typically produce positive net operating cash flows as premiums collected and investment income exceed policy acquisition costs, claims payments and operating expenses. AFG’s net cash provided by operating activities is impacted by the level and timing of premiums, claim and expense payments and recoveries from reinsurers. Cash flows provided by operating activities also include the activity of AFG’s managed investment entities (collateralized loan obligations (“CLO”)) other than those activities included in investing or financing activities. The changes in the assets and liabilities of the managed investment entities included in operating activities reduced cash flows from operating activities by $4 million during the first nine months of 2026 and increased cash flows from operating activities by $104 million in the first nine months of 2025, accounting for a $108 million decrease in cash flows from operating activities in the 2026 period compared to the 2025 period. As discussed in Note A — “Accounting Policies — Managed Investment Entities” to the financial statements, AFG has no right to use the CLO assets and no obligation to pay the CLO liabilities and such assets and liabilities are shown

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
separately in AFG’s Balance Sheet. Excluding the impact of the managed investment entities, net cash provided by operating activities was $975 million and $645 million in the first nine months of 2026 and 2025, respectively.

Net Cash Used in Investing Activities   AFG’s investing activities consist primarily of the investment of funds provided by its property and casualty businesses. Investing activities also include the purchase and disposal of managed investment entity investments, which are presented separately in AFG’s Balance Sheet. Net investment activity in the managed investment entities was a $395 million use of cash in the first nine months of 2026 compared to a $63 million source of cash in the first nine months of 2025, accounting for a $458 million increase in net cash used in investing activities in the first nine months of 2026 compared to the 2025 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements. Excluding the activity of the managed investment entities, investing activities were an $894 million use of cash in the first nine months of 2026 compared to $134 million in the first nine months of 2025, an increase of $760 million reflecting the investment of cash provided by operations and the opportunistic investment of cash on hand in a favorable interest rate environment in the first nine months of 2026.

Net Cash Used in Financing Activities   AFG’s financing activities consist primarily of issuances and retirements of long-term debt, issuances and repurchases of Common Stock and dividend payments. Net cash used in financing activities was $61 million for the first nine months of 2026 compared to $242 million in the first nine months of 2025, a decrease of $181 million. AFG paid cash dividends totaling $343 million in the first nine months of 2026 compared to $367 million in the first nine months of 2025, resulting in a $24 million decrease in cash used in financing activities in the first nine months of 2026 compared to the first nine months of 2025. During the first nine months of 2026, AFG repurchased $112 million of its Common Stock compared to $98 million in the comparable 2025 period, an increase in cash used in financing activities of $14 million. The net proceeds from AFG’s issuance of $350 million in 5.00% Senior Notes in September 2025 was a $344 million source of cash in the first nine months of 2025. Financing activities also include issuances and retirements of managed investment entity liabilities, which are nonrecourse to AFG and presented separately in AFG’s Balance Sheet. Issuances of managed investment entity liabilities exceeded retirements by $387 million in the first nine months of 2026 compared to retirements exceeding issuances by $130 million in the first nine months of 2025, accounting for a $517 million decrease in net cash used in financing activities in the 2026 period compared to the 2025 period. See Note A — “Accounting Policies — Managed Investment Entities” and Note F — “Managed Investment Entities” to the financial statements.

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

During the first nine months of 2026, AFG repurchased 847,839 shares of its Common Stock for $112 million and paid a special cash dividend totaling $125 million ($1.50 per share) in February. On November 3, 2026, AFG declared a special cash dividend of $3.50 per share, payable on November 25, 2026. The aggregate amount of this special dividend will be approximately $290 million.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
At September 30, 2026, AFG (parent) held approximately $389 million in cash and investments. Management believes that AFG’s cash balances are held at stable banking institutions, although the amounts of many of these deposits are in excess of federally insured balances. AFG can borrow up to $450 million under its revolving credit facility, which expires in June 2028. Amounts borrowed under this agreement bear interest at rates ranging from 1.00% to 1.75% (based on AFG’s credit rating, currently 1.25%) over a SOFR-based floating rate. There were no borrowings under AFG’s credit facility, or under any other parent company short-term borrowing arrangements, during 2025 or the first nine months of 2026.

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

Investments
AFG’s investment portfolio at September 30, 2026, contained $11.77 billion in fixed maturity securities classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and $75 million in fixed maturities classified as trading with holding gains and losses included in net investment income. In addition, AFG’s investment portfolio includes $536 million in equity securities carried at fair value with holding gains and losses included in realized gains (losses) on securities and $229 million in equity securities carried at fair value with holding gains and losses included in net investment income.

Fair values for AFG’s portfolio are determined by AFG’s internal investment professionals using data from nationally recognized pricing services, non-binding broker quotes and other market information. Fair values of equity securities are determined by published closing prices when available. For AFG’s fixed maturity portfolio, approximately 90% was priced using pricing services at September 30, 2026 and 3% was priced using non-binding broker quotes. The remaining 7% was priced internally using a variety of inputs including credit spreads, trade information, prices of comparable securities, estimates of cash flow and other security specific features. When prices obtained for the same security vary, AFG’s internal investment professionals select the price they believe is most indicative of an exit price. For additional information on determination of fair value, see Note C — “Fair Value Measurements” to the financial statements.

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

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
In general, the fair value of AFG’s fixed maturity investments is inversely correlated to changes in interest rates. The following table demonstrates the sensitivity of such fair values to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2026 (dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$11,846
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(474)
Approximately 97% of the fixed maturities held by AFG at September 30, 2026, were rated “investment grade” (credit rating of AAA to BBB) by nationally recognized rating agencies, 1% were rated “non-investment grade” and 2% were not rated. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated and non-investment grade. Management believes that the high-quality investment portfolio should generate a stable and predictable investment return.
Summarized information for the unrealized gains and losses recorded in AFG’s Balance Sheet at September 30, 2026, is shown in the following table (dollars in millions). There were $252 million of available for sale fixed maturity securities with no unrealized gains or losses at September 30, 2026.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Available for Sale Fixed Maturities
Fair value of securities	$2,415	$9,104
Amortized cost of securities, net of allowance for expected credit losses	$2,386	$9,612
Gross unrealized gain (loss)	$29	$(508)
Fair value as % of amortized cost	101%	95%
Number of security positions	425	1,561
Number individually exceeding $2 million gain or loss	—	43
Concentration of gains (losses) by type or industry (exceeding 5% of unrealized):
Residential mortgage-backed securities	$11	$(266)
Banking	4	(13)
Other asset-backed securities	4	(80)
Asset managers	2	(20)
States and municipalities	1	(71)
Percentage rated investment grade	95%	98%

The table below sets forth the scheduled maturities of AFG’s available for sale fixed maturity securities at September 30, 2026, based on their fair values. Securities with sinking funds are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities With Unrealized Gains	Securities With Unrealized Losses
Maturity
One year or less	3%	6%
After one year through five years	23%	14%
After five years through ten years	11%	14%
After ten years	1%	3%
	38%	37%
CLOs and other asset-backed securities (average life of approximately 3.5 years)	55%	27%
Residential mortgage-backed securities (average life of approximately 7.5 years)	7%	36%
	100%	100%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The table below (dollars in millions) summarizes the unrealized gains and losses on fixed maturity securities by dollar amount:

	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost
Fixed Maturities at September 30, 2026
Securities with unrealized gains:
Exceeding $500,000 (7 securities)	$60	$5	109%
$500,000 or less (418 securities)	2,355	24	101%
	$2,415	$29	101%
Securities with unrealized losses:
Exceeding $500,000 (249 securities)	$3,528	$(348)	91%
$500,000 or less (1,312 securities)	5,576	(160)	97%
	$9,104	$(508)	95%

The following table (dollars in millions) summarizes the unrealized losses for all securities with unrealized losses by issuer quality and the length of time those securities have been in an unrealized loss position:

	Aggregate Fair Value	Aggregate Unrealized Loss	Fair Value as % of Cost
Securities with Unrealized Losses at September 30, 2026
Investment grade fixed maturities with losses for:
Less than one year (951 securities)	$6,855	$(250)	96%
One year or longer (484 securities)	2,100	(247)	89%
	$8,955	$(497)	95%
Non-investment grade fixed maturities with losses for:
Less than one year (45 securities)	$59	$(3)	95%
One year or longer (81 securities)	90	(8)	92%
	$149	$(11)	93%

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

Based on its analysis, management believes AFG will recover its cost basis (net of any allowance) in the fixed maturity securities with unrealized losses and that AFG has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2026. Although AFG has the ability to continue holding its fixed maturity investments with unrealized losses, its intent to hold them may change due to deterioration in the issuers’ creditworthiness, decisions to lessen exposure to a particular issuer or industry, asset/liability management decisions, market movements, changes in views about appropriate asset allocation or the desire to offset taxable realized gains. Should AFG’s ability or intent change regarding a particular security, a charge for impairment would likely be required. While it is not possible to accurately predict if or when a specific security will become impaired, increases in the allowance for credit losses could be material to results of operations in future periods. Significant declines in the fair value of AFG’s investment portfolio could have a significant adverse effect on AFG’s liquidity. For information on AFG’s realized gains (losses) on securities, see “Results of Operations — Realized Gains (Losses) on Securities.”

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
CONDENSED CONSOLIDATING BALANCE SHEET

	Before CLO Consolidation	Managed Investment Entities	Consol. Entries		Consolidated As Reported
September 30, 2026
Assets:
Cash and investments	$17,506	$—	$(155)	(*)	$17,351
Assets of managed investment entities	—	4,556	—		4,556
Other assets	13,831	—	—	(*)	13,831
Total assets	$31,337	$4,556	$(155)		$35,738
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$20,864	$—	$—		$20,864
Liabilities of managed investment entities	—	4,551	(150)	(*)	4,401
Long-term debt and other liabilities	5,746	—	—		5,746
Total liabilities	26,610	4,551	(150)		31,011

Shareholders’ equity:
Common Stock and Capital surplus	1,521	5	(5)		1,521
Retained earnings	3,634	—	—		3,634
Accumulated other comprehensive income (loss), net of tax	(428)	—	—		(428)
Total shareholders’ equity	4,727	5	(5)		4,727
Total liabilities and shareholders’ equity	$31,337	$4,556	$(155)		$35,738

December 31, 2025
Assets:
Cash and investments	$17,325	$—	$(143)	(*)	$17,182
Assets of managed investment entities	—	4,050	—		4,050
Other assets	11,410	—	—	(*)	11,410
Total assets	$28,735	$4,050	$(143)		$32,642
Liabilities:
Unpaid losses and loss adjustment expenses and unearned premiums	$18,830	$—	$—		$18,830
Liabilities of managed investment entities	—	4,050	(143)	(*)	3,907
Long-term debt and other liabilities	5,085	—	—		5,085
Total liabilities	23,915	4,050	(143)		27,822

Shareholders’ equity:
Common Stock and Capital surplus	1,513	—	—		1,513
Retained earnings	3,357	—	—		3,357
Accumulated other comprehensive income (loss), net of tax	(50)	—	—		(50)
Total shareholders’ equity	4,820	—	—		4,820
Total liabilities and shareholders’ equity	$28,735	$4,050	$(143)		$32,642
(*)Elimination of the fair value of AFG’s investment in CLOs and related accrued interest.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Three months ended September 30, 2026
Revenues:
Net earned premiums	$2,164	$—	$—		$2,164
Net investment income	360	—	(4)	(b)	356
Realized gains (losses) on:
Securities	(35)	—	—		(35)
Subsidiaries	—	—	—		—
Income of managed investment entities:
Investment income	—	71	—		71
Gain (loss) on change in fair value of assets/liabilities	—	5	(7)	(b)	(2)
Other income	32	—	(3)	(c)	29
Total revenues	2,521	76	(14)		2,583
Costs and Expenses:
Insurance benefits and expenses	2,041	—	—		2,041
Expenses of managed investment entities	—	75	(13)	(b)(c)	62
Interest charges on borrowed money and other expenses	121	—	—		121
Total costs and expenses	2,162	75	(13)		2,224
Earnings before income taxes	359	1	(1)		359
Provision for income taxes	77	—	—		77
Net earnings	$282	$1	$(1)		$282

Three months ended September 30, 2025
Revenues:
Net earned premiums	$2,013	$—	$—		$2,013
Net investment income	211	—	(6)	(b)	205
Realized gains (losses) on:
Securities	12	—	—		12
Subsidiaries	1	—	—		1
Income of managed investment entities:
Investment income	—	70	—		70
Gain (loss) on change in fair value of assets/liabilities	—	3	(3)	(b)	—
Other income	33	—	(3)	(c)	30
Total revenues	2,270	73	(12)		2,331
Costs and Expenses:
Insurance benefits and expenses	1,884	—	—		1,884
Expenses of managed investment entities	—	72	(11)	(b)(c)	61
Interest charges on borrowed money and other expenses	118	—	—		118
Total costs and expenses	2,002	72	(11)		2,063
Earnings before income taxes	268	1	(1)		268
Provision for income taxes	53	—	—		53
Net earnings	$215	$1	$(1)		$215
(a)Includes income of $4 million and $6 million in the third quarter of 2026 and 2025, respectively, representing the change in fair value of AFG’s CLO investments and $3 million of income in both the third quarter of 2026 and 2025 in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $10 million and $8 million in the third quarter of 2026 and 2025, respectively, in distributions recorded as interest expense by the CLOs.
(c)Elimination of management fees earned by AFG.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

	Before CLO Consol. (a)	Managed Investment Entities	Consol. Entries		Consolidated As Reported
Nine months ended September 30, 2026
Revenues:
Net earned premiums	$5,467	$—	$—		$5,467
Net investment income	764	—	—	(b)	764
Realized gains (losses) on securities	(37)	—	—		(37)
Income of managed investment entities:
Investment income	—	207	—		207
Gain (loss) on change in fair value of assets/liabilities	—	3	(24)	(b)	(21)
Other income	95	—	(8)	(c)	87
Total revenues	6,289	210	(32)		6,467
Costs and Expenses:
Insurance benefits and expenses	5,063	—	—		5,063
Expenses of managed investment entities	—	209	(31)	(b)(c)	178
Interest charges on borrowed money and other expenses	312	—	—		312
Total costs and expenses	5,375	209	(31)		5,553
Earnings before income taxes	914	1	(1)		914
Provision for income taxes	193	—	—		193
Net earnings	$721	$1	$(1)		$721

Nine months ended September 30, 2025
Revenues:
Net earned premiums	$5,240	$—	$—		$5,240
Net investment income	572	—	(10)	(b)	562
Realized gains (losses) on:
Securities	17	—	—		17
Subsidiaries	1	—	—		1
Income of managed investment entities:
Investment income	—	214	—		214
Gain (loss) on change in fair value of assets/liabilities	—	8	(15)	(b)	(7)
Other income	92	—	(8)	(c)	84
Total revenues	5,922	222	(33)		6,111
Costs and Expenses:
Insurance benefits and expenses	4,920	—	—		4,920
Expenses of managed investment entities	—	219	(30)	(b)(c)	189
Interest charges on borrowed money and other expenses	308	—	—		308
Total costs and expenses	5,228	219	(30)		5,417
Earnings before income taxes	694	3	(3)		694
Provision for income taxes	151	—	—		151
Net earnings	$543	$3	$(3)		$543
(a)Includes a loss of less than $1 million in the first nine months of 2026 and income of $10 million in the first nine months of 2025, representing the change in fair value of AFG’s CLO investments and $8 million of income in both the first nine months of 2026 and 2025 in CLO management fees earned.
(b)Elimination of the change in fair value of AFG’s investments in the CLOs, including $23 million and $22 million in the first nine months of 2026 and 2025, respectively, in distributions recorded as interest expense by the CLOs.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Components of net earnings:
Core operating earnings before income taxes	$418	$280	$975	$701
Pretax non-core items:
Realized gains (losses) on securities	(35)	12	(37)	17
Realized gain on subsidiaries	—	1	—	1
Special A&E charges	(24)	(25)	(24)	(25)
Earnings before income taxes	359	268	914	694
Provision for income taxes:
Core operating earnings	89	56	206	146
Non-core items:
Realized gains (losses) on securities	(7)	2	(8)	3
Realized gain on subsidiaries	—	—	—	—
Special A&E charges	(5)	(5)	(5)	(5)
Other (*)	—	—	—	7
Total provision for income taxes	77	53	193	151
Net earnings	$282	$215	$721	$543

Net earnings:
Core net operating earnings	$329	$224	$769	$555
Realized gains (losses) on securities	(28)	10	(29)	14
Realized gain on subsidiaries	—	1	—	1
Special A&E charges	(19)	(20)	(19)	(20)
Other (*)	—	—	—	(7)
Net earnings	$282	$215	$721	$543

Diluted per share amounts:
Core net operating earnings	$3.97	$2.69	$9.26	$6.65
Realized gains (losses) on securities	(0.34)	0.12	(0.35)	0.17
Realized gain on subsidiaries	—	0.01	—	0.01
Special A&E charges	(0.23)	(0.24)	(0.23)	(0.24)
Other (*)	—	—	—	(0.09)
Net earnings	$3.40	$2.58	$8.68	$6.50
(*)Adjustment to income tax expense related to the sale of subsidiaries in a prior year.

Net earnings were $282 million in the third quarter of 2026 compared to $215 million in the third quarter of 2025 reflecting higher core net operating earnings, partially offset by net realized losses on securities in the third quarter of 2026 compared to net realized gains on securities in the third quarter of 2025. Core net operating earnings in the third quarter of 2026 increased $105 million compared to the third quarter of 2025 reflecting higher net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Net earnings were $721 million in the first nine months of 2026 compared to $543 million in the first nine months of 2025 reflecting higher core net operating earnings, partially offset by net realized losses on securities in the first nine months of 2026 compared to net realized gains on securities in the first nine months of 2025. Core net operating earnings increased $214 million compared to the first nine months of 2025 reflecting higher underwriting profit and higher net investment income.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the three months ended September 30, 2026 and 2025 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2026
Revenues:
Net earned premiums	$2,164	$—	$—	$2,164	$—	$2,164
Net investment income	289	(4)	71	356	—	356
Realized gains (losses) on securities	—	—	—	—	(35)	(35)
Income of MIEs:
Investment income	—	71	—	71	—	71
Gain (loss) on change in fair value of assets/liabilities	—	(2)	—	(2)	—	(2)
Other income	3	(3)	29	29	—	29
Total revenues	2,456	62	100	2,618	(35)	2,583

Costs and Expenses:
Losses and loss adjustment expenses	1,470	—	—	1,470	—	1,470
Commissions and other underwriting expenses	564	—	7	571	—	571
Interest charges on borrowed money	—	—	23	23	—	23
Expenses of MIEs	—	62	—	62	—	62
Other expenses	16	—	58	74	24	98
Total costs and expenses	2,050	62	88	2,200	24	2,224
Earnings before income taxes	406	—	12	418	(59)	359
Provision for income taxes	85	—	4	89	(12)	77
Core Net Operating Earnings	321	—	8	329
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(28)	(28)	28	—
Special A&E charge, net of tax	—	—	(19)	(19)	19	—
Net Earnings	$321	$—	$(39)	$282	$—	$282

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Three months ended September 30, 2025
Revenues:
Net earned premiums	$2,013	$—	$—	$2,013	$—	$2,013
Net investment income	205	(6)	6	205	—	205
Realized gains (losses) on:
Securities	—	—	—	—	12	12
Subsidiaries	—	—	—	—	1	1
Income of MIEs:
Investment income	—	70	—	70	—	70
Gain (loss) on change in fair value of assets/liabilities	—	—	—	—	—	—
Other income	6	(3)	27	30	—	30
Total revenues	2,224	61	33	2,318	13	2,331

Costs and Expenses:
Losses and loss adjustment expenses	1,355	—	—	1,355	—	1,355
Commissions and other underwriting expenses	520	—	9	529	—	529
Interest charges on borrowed money	—	—	19	19	—	19
Expenses of MIEs	—	61	—	61	—	61
Other expenses	21	—	53	74	25	99
Total costs and expenses	1,896	61	81	2,038	25	2,063
Earnings before income taxes	328	—	(48)	280	(12)	268
Provision for income taxes	64	—	(8)	56	(3)	53
Core Net Operating Earnings	264	—	(40)	224
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	10	10	(10)	—
Realized gain on subsidiaries, net of tax	1	—	—	1	(1)	—
Special A&E charge, net of tax	—	—	(20)	(20)	20	—
Net Earnings	$265	$—	$(50)	$215	$—	$215
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

AFG’s property and casualty insurance operations contributed $406 million in pretax earnings in the third quarter of 2026 compared to $328 million in the third quarter of 2025, an increase of $78 million (24%), reflecting higher net investment income.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the three months ended September 30, 2026 and 2025 (dollars in millions):

	Three months ended September 30,
	2026	2025	% Change
Gross written premiums	$3,959	$3,665	8%
Reinsurance premiums ceded	(1,505)	(1,413)	7%
Net written premiums	2,454	2,252	9%
Change in unearned premiums	(290)	(239)	21%
Net earned premiums	2,164	2,013	8%
Loss and loss adjustment expenses	1,470	1,355	8%
Commissions and other underwriting expenses	564	520	8%
Underwriting gain	130	138	(6%)

Net investment income	289	205	41%
Other income and expenses, net	(13)	(15)	(13%)
Earnings before income taxes	$406	$328	24%

	Three months ended September 30,
	2026	2025	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	67.8%	67.2%	0.6%
Underwriting expense ratio	26.0%	25.8%	0.2%
Combined ratio	93.8%	93.0%	0.8%

Aggregate — including exited lines
Loss and LAE ratio	68.0%	67.3%	0.7%
Underwriting expense ratio	26.0%	25.8%	0.2%
Combined ratio	94.0%	93.1%	0.9%

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

Gross Written Premiums
Gross written premiums (“GWP”) increased $294 million (8%) compared to the third quarter of 2025. Detail of gross written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2026		2025
	GWP	%	GWP	%	% Change
Property and transportation	$2,214	56%	$1,975	54%	12%
Specialty casualty	1,342	34%	1,337	36%	—%
Specialty financial	403	10%	353	10%	14%
	$3,959	100%	$3,665	100%	8%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) as a percentage of gross written premiums decreased 1 percentage point compared to the third quarter of 2025. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Three months ended September 30,
	2026		2025		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(1,021)	46%	$(924)	47%	(1%)
Specialty casualty	(407)	30%	(423)	32%	(2%)
Specialty financial	(77)	19%	(66)	19%	—%
	$(1,505)	38%	$(1,413)	39%	(1%)

Net Written Premiums
Net written premiums (“NWP”) increased $202 million (9%) compared to the third quarter of 2025. Detail of net written premiums is shown below (dollars in millions):

	Three months ended September 30,
	2026		2025
	NWP	%	NWP	%	% Change
Property and transportation	$1,193	49%	$1,051	47%	14%
Specialty casualty	935	38%	914	40%	2%
Specialty financial	326	13%	287	13%	14%
	$2,454	100%	$2,252	100%	9%

Net Earned Premiums
Net earned premiums (“NEP”) increased $151 million (8%) compared to the third quarter of 2025. Detail of net earned premiums is shown below (dollars in millions):

	Three months ended September 30,
	2026		2025
	NEP	%	NEP	%	% Change
Property and transportation	$1,026	48%	$935	47%	10%
Specialty casualty	831	38%	810	40%	3%
Specialty financial	307	14%	268	13%	15%
	$2,164	100%	$2,013	100%	8%

Gross written premiums for the third quarter of 2026 increased $294 million (8%) compared to the third quarter of 2025 driven primarily by new business opportunities, a favorable renewal rate environment and strong policy retention. Overall average renewal rates increased approximately 5% in the third quarter of 2026. Excluding the workers’ compensation businesses, renewal pricing increased approximately 6%.

Property and transportation Gross written premiums increased $239 million (12%) in the third quarter of 2026 compared to the third quarter of 2025. This increase was primarily attributable to growth in certain crop insurance products, along with new business opportunities and a favorable rate environment in several of the transportation businesses. Average renewal rates increased approximately 7% for this group in the third quarter of 2026. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the third quarter of 2026 and the third quarter of 2025.

Specialty casualty Gross written premiums increased $5 million in the third quarter of 2026 compared to the third quarter of 2025. The primary drivers of growth included new business opportunities, strong policy retention and higher rates in several Specialty casualty businesses, which were partially offset by non-renewals of under-performing accounts in certain targeted markets businesses. Average renewal rates increased approximately 4% for this group in the third quarter of 2026. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 6%. Reinsurance premiums ceded as a percentage of gross written premiums decreased 2 percentage points in the third quarter of 2026 compared to the third quarter of 2025 reflecting lower premiums in the public sector and mergers and

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
acquisitions liability businesses, both of which cede a larger percentage of premiums than some of the other businesses in this sub-segment.

Specialty financial Gross written premiums increased $50 million (14%) in the third quarter of 2026 compared to the third quarter of 2025, due primarily to growth across the lender services businesses. Average renewal rates increased approximately 4% for this group in the third quarter of 2026. Reinsurance premiums ceded as a percentage of gross written premiums were comparable in the third quarter of 2026 and the third quarter of 2025.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio:

	Three months ended September 30,			Three months ended September 30,
	2026	2025	Change	2026	2025
Property and transportation
Loss and LAE ratio	77.7%	77.8%	(0.1%)
Underwriting expense ratio	15.7%	16.3%	(0.6%)
Combined ratio	93.4%	94.1%	(0.7%)
Underwriting profit				$68	$55

Specialty casualty
Loss and LAE ratio	64.8%	66.8%	(2.0%)
Underwriting expense ratio	30.1%	29.0%	1.1%
Combined ratio	94.9%	95.8%	(0.9%)
Underwriting profit				$42	$33

Specialty financial
Loss and LAE ratio	43.0%	31.8%	11.2%
Underwriting expense ratio	49.5%	49.3%	0.2%
Combined ratio	92.5%	81.1%	11.4%
Underwriting profit				$23	$51

Total Specialty
Loss and LAE ratio	67.8%	67.2%	0.6%
Underwriting expense ratio	26.0%	25.8%	0.2%
Combined ratio	93.8%	93.0%	0.8%
Underwriting profit				$133	$139

Aggregate — including exited lines
Loss and LAE ratio	68.0%	67.3%	0.7%
Underwriting expense ratio	26.0%	25.8%	0.2%
Combined ratio	94.0%	93.1%	0.9%
Underwriting profit				$130	$138

The Specialty property and casualty insurance operations generated an underwriting profit of $133 million in the third quarter of 2026 compared to $139 million in the third quarter of 2025, a decrease of $6 million (4%). Higher year-over-year underwriting profit in the Property and transportation and Specialty casualty groups was more than offset by lower underwriting profit in the Specialty financial group. Overall catastrophe losses were $23 million (1.0 points on the combined ratio) in the third quarter of 2026 compared to $23 million (1.2 points) in the third quarter of 2025.

Property and transportation Underwriting profit for this group was $68 million for the third quarter of 2026 compared to $55 million for the third quarter of 2025, an increase of $13 million (24%), reflecting higher underwriting profit in the agricultural and transportation businesses. Catastrophe losses were $4 million (0.4 points on the combined ratio) in both of the third quarters of 2026 and 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty casualty Underwriting profit for this group was $42 million for the third quarter of 2026 compared to $33 million for the third quarter of 2025, an increase of $9 million (27%). Higher underwriting profit in the excess and surplus and targeted markets businesses was partially offset by lower levels of favorable prior year development in the workers’ compensation businesses. Catastrophe losses were $3 million (0.4 points on the combined ratio) in the third quarter of 2026 compared to catastrophe losses of $8 million (1.0 points) in the third quarter of 2025.

Specialty financial Underwriting profit for this group was $23 million for the third quarter of 2026 compared to $51 million in the third quarter of 2025, a decrease of $28 million (55%). This decrease reflects an isolated large loss in the European operations and lower overall levels of favorable prior year development. Catastrophe losses were $16 million (5.2 points on the combined ratio) in the third quarter of 2026 compared to $11 million (4.1 points) in the third quarter of 2025.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year development of $3 million in the third quarter of 2026 and $1 million in the third quarter of 2025 related to business outside of the Specialty group that AFG no longer writes.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Losses and Loss Adjustment Expenses
The components of losses and LAE amounts and ratio are detailed below (dollars in millions):

	Three months ended September 30,
	Amount		Ratio		Change in
	2026	2025	2026	2025	Ratio
Property and transportation
Current year, excluding catastrophe losses	$816	$735	79.7%	78.5%	1.2%
Prior accident years development	(24)	(11)	(2.4%)	(1.1%)	(1.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	4	4	0.4%	0.4%	—%
Property and transportation losses and LAE and ratio	$796	$728	77.7%	77.8%	(0.1%)

Specialty casualty
Current year, excluding catastrophe losses	$541	$534	65.0%	65.9%	(0.9%)
Prior accident years development	(5)	(1)	(0.6%)	(0.1%)	(0.5%)
Current year catastrophe losses including the impact of net reinstatement premiums	3	8	0.4%	1.0%	(0.6%)
Specialty casualty losses and LAE and ratio	$539	$541	64.8%	66.8%	(2.0%)

Specialty financial
Current year, excluding catastrophe losses	$120	$86	39.0%	32.4%	6.6%
Prior accident years development	(4)	(12)	(1.2%)	(4.7%)	3.5%
Current year catastrophe losses including the impact of net reinstatement premiums	16	11	5.2%	4.1%	1.1%
Specialty financial losses and LAE and ratio	$132	$85	43.0%	31.8%	11.2%

Total Specialty
Current year, excluding catastrophe losses	$1,477	$1,355	68.3%	67.2%	1.1%
Prior accident years development	(33)	(24)	(1.5%)	(1.2%)	(0.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	23	23	1.0%	1.2%	(0.2%)
Total Specialty losses and LAE and ratio	$1,467	$1,354	67.8%	67.2%	0.6%

Aggregate — including exited lines
Current year, excluding catastrophe losses	$1,477	$1,355	68.3%	67.2%	1.1%
Prior accident years development	(30)	(23)	(1.4%)	(1.1%)	(0.3%)
Current year catastrophe losses including the impact of net reinstatement premiums	23	23	1.1%	1.2%	(0.1%)
Aggregate losses and LAE and ratio	$1,470	$1,355	68.0%	67.3%	0.7%

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 68.3% for the third quarter of 2026 compared to 67.2% for the third quarter of 2025, an increase of 1.1 percentage points.

Property and transportation   The 1.2 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop and transportation businesses, both of which have a higher loss and LAE ratio than some of the other businesses in this sub-segment and higher claim severity in the ocean marine business.

Specialty casualty   The 0.9 percentage points decrease in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects lower claim severity in the excess and surplus lines businesses.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial   The 6.6 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects a large isolated loss in AFG’s European operations, partially offset by growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $33 million in the third quarter of 2026 compared to $24 million in the third quarter of 2025, an increase of $9 million (38%).

Property and transportation Net favorable reserve development of $24 million in the third quarter of 2026 reflects lower than anticipated losses in the crop business and lower than expected claim severity in the inland marine and commercial auto businesses. Net favorable reserve development of $11 million in the third quarter of 2025 reflects lower than anticipated claim severity in the inland marine, aviation and ocean marine businesses, partially offset by higher than expected claim severity in the agribusiness operations.

Specialty casualty Net favorable reserve development of $5 million in the third quarter of 2026 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in certain social inflation exposed businesses. Net favorable reserve development of $1 million in the third quarter of 2025 reflects lower than expected claim severity in the workers’ compensation businesses, partially offset by higher than anticipated claim severity in the excess and surplus and social services businesses.

Specialty financial Net favorable reserve development of $4 million in the third quarter of 2026 reflects lower than anticipated claim severity in the fidelity and crime and surety businesses. Net favorable reserve development of $12 million in the third quarter of 2025 reflects lower than expected claim frequency in the financial institutions business and lower than anticipated claim severity in the surety and fidelity businesses.

Asbestos and environmental reserves During the third quarter of 2026, AFG completed an in-depth internal review of its asbestos and environmental exposures relating to the run-off operations of its property and casualty insurance segment and its exposures related to former railroad and manufacturing operations and sites. AFG annually conducts a comprehensive review of its asbestos and environmental reserves. In connection with its annual reviews, AFG engages with outside counsel and, as appropriate, engineering and consulting firms and specialty actuarial firms.

During the 2026 internal review, no new trends were identified, and recent claims activity was generally consistent with AFG’s expectations resulting from the most recent external study in 2020 and subsequent annual in-depth internal reviews. As a result, and consistent with the internal review in the third quarter of 2025, the 2026 review resulted in no net change to AFG’s property and casualty insurance segment’s asbestos and environmental reserves. See Management’s Discussion and Analysis — “Uncertainties — Asbestos and Environmental-related (“A&E”) Insurance Reserves” in AFG’s 2025 Form 10-K.

At September 30, 2026, the property and casualty insurance segment’s insurance reserves include A&E reserves of $332 million, net of reinsurance recoverables. At September 30, 2026, the property and casualty insurance segment’s three-year survival ratios compare favorably with industry survival ratios published by S&P Global Market Intelligence (as of December 31, 2025) as detailed in the following table:

	Property and Casualty Insurance Reserves
	Three-Year Survival Ratio (Times Paid Losses)
	Asbestos	Environmental	Total A&E
AFG (9/30/2026)	18.8	37.7	24.0
Industry (12/31/2025)	7.8	8.3	8.0
In addition, the 2026 and 2025 internal reviews encompassed reserves for asbestos and environmental exposures of AFG’s former railroad and manufacturing operations. For a discussion of the $24 million and $25 million pretax non-core special charge increases in AFG’s liabilities for those operations recorded in the third quarter of 2026 and the third quarter of 2025, respectively, see “Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated,” for the quarters ended September 30, 2026 and 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $3 million in the third quarter of 2026 and $1 million in the third quarter of 2025 related to business outside of the Specialty group that AFG no longer writes.

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

Catastrophe losses of $23 million in the third quarter of 2026 resulted primarily from convective storms in multiple regions of the United States. Catastrophe losses of $23 million in the third quarter of 2025 resulted primarily from storms in multiple regions of the United States.

Commissions and Other Underwriting Expenses
Commissions and other underwriting expenses (“U/W Exp”) increased $44 million (8%) compared to the third quarter of 2025. AFG’s underwriting expense ratio, calculated as commissions and other underwriting expenses divided by net premiums earned, increased 0.2 percentage points compared to the third quarter of 2025. Detail of commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Three months ended September 30,
	2026		2025		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$162	15.7%	$152	16.3%	(0.6%)
Specialty casualty	250	30.1%	236	29.0%	1.1%
Specialty financial	152	49.5%	132	49.3%	0.2%
	$564	26.0%	$520	25.8%	0.2%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.6 percentage points in the third quarter of 2026 compared to the third quarter of 2025. This decrease reflects growth in the crop and commercial auto businesses, both of which have a lower commissions and other underwriting expense ratio than some of the other businesses in this sub-segment, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.1 percentage points in the third quarter of 2026 compared to the third quarter of 2025 reflecting lower ceding commissions in certain excess and surplus businesses resulting from changes in reinsurance treaties, higher profit-based commissions to agents in certain targeted markets businesses and higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.2 percentage points in the third quarter of 2026 compared to the third quarter of 2025 due primarily to higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics and the impact of changes in the mix of business.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations increased $84 million (41%) compared to the third quarter of 2025. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Three months ended September 30,
	2026	2025	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$241	$162	$79	49%
Alternative investments	48	43	5	12%
Total net investment income	$289	$205	$84	41%

Average invested assets (at amortized cost)	$17,218	$16,095	$1,123	7%

Yield (net investment income as a % of average invested assets):
Excluding alternative investments	6.71%	4.87%	1.84%
Alternative investments	6.74%	6.18%	0.56%
Overall P&C portfolio	6.71%	5.09%	1.62%

Yield on fixed maturities (before investment expenses)	5.15%	5.12%	0.03%

The increase in the property and casualty insurance segment’s net investment income for the third quarter of 2026 compared to the third quarter of 2025 is due primarily to the sale of Charleston Harbor Resort and Marina (“Charleston Harbor”) in August 2026, which generated $126 million in pretax net investment income. Since a property and casualty subsidiary and AFG (parent) each owned half of the property, these earnings are split evenly between the property and casualty segment and the holding company. Excluding the segment’s $63 million share of the income from the Charleston Harbor sale, the property and casualty insurance segment’s net investment income for the third quarter of 2026 increased $21 million (10%) reflecting higher average invested assets and improved results from alternative investments.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations improved $2 million (13%) compared to the third quarter of 2025. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Three months ended September 30,
	2026	2025
Other income	$3	$6
Other expenses:
Amortization of intangibles	5	5
Interest expense on funds withheld	10	11
Other	1	5
Total other expenses	16	21
Other income and expenses, net	$(13)	$(15)

The decrease in other income in the third quarter of 2026 compared to the third quarter of 2025 reflects a death benefit received on a company-owned life insurance policy in the third quarter of 2025.

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $12 million in the third quarter of 2026 compared to $73 million in the third quarter of 2025, a decrease of $61 million (84%). AFG’s net core pretax income outside of its property and casualty insurance segment totaled $12 million in the third quarter of 2026 compared to a loss of $48 million in the third quarter of 2025, a change of $60 million (125%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core income (loss) before income taxes from operations outside of its property and casualty insurance segment for the three months ended September 30, 2026 and 2025 (dollars in millions):

	Three months ended September 30,
	2026	2025	% Change
Revenues:
Net investment income, excluding sale of Charleston Harbor	$8	$6	33%
Net investment income - sale of Charleston Harbor (a)	63	—	—%
Other income — P&C fees	25	23	9%
Other income	4	4	—%
Total revenues	100	33	203%

Costs and Expenses:
P&C — loss adjustment and underwriting expenses	7	9	(22%)
Other expense — expenses associated with P&C fees	18	14	29%
Other expenses (b)	40	39	3%
Costs and expenses, excluding interest charges on borrowed money	65	62	5%
Income (loss) before income taxes, excluding realized gains and losses and interest charges on borrowed money	35	(29)	(221%)
Interest charges on borrowed money	23	19	21%
Core income (loss) before income taxes, excluding realized gains and losses	12	(48)	(125%)
Pretax non-core special A&E charge	(24)	(25)	(4%)
GAAP loss before income taxes, excluding realized gains and losses	$(12)	$(73)	(84%)
(a)AFG (parent)’s share of the net investment income from the August 2026 sale of Charleston Harbor.
(b)Excludes pretax non-core special A&E charges of $24 million and $25 million in the third quarters of 2026 and 2025, respectively.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $71 million in the third quarter of 2026 compared to $6 million in the third quarter of 2025, an increase of $65 million due primarily to the income from the sale of Charleston Harbor in the third quarter of 2026. Excluding the income from the sale of Charleston Harbor, net investment income on investments held outside AFG’s property and casualty insurance segment increased $2 million (33%) in the third quarter of 2026 compared to 2025.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the third quarter of 2026, AFG collected $25 million in fees for these services compared to $23 million in the third quarter of 2025. Management views this fee income, net of expenses incurred to generate such fees of $18 million in the third quarter of 2026 and $14 million in the third quarter 2025, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting and claims servicing expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses and loss adjustment expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $3 million in both the third quarters of 2026 and 2025 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $23 million in the third quarter of 2026 compared to $19 million in the third quarter of 2025, an increase of $4 million (21%), reflecting the issuance of $350 million principal amount of 5.00% Senior Notes in September 2025.

Holding Company and Other — Special A&E Charges
During the third quarters of 2026 and 2025, AFG performed in-depth internal reviews of A&E exposures as discussed under “Asbestos and environmental reserves” under “Results of Operations — Property and Casualty Insurance Segment — Net prior year reserve development.” As a result of the 2026 and 2025 reviews, AFG’s holding companies and other operations outside of its property and casualty insurance operations recorded pretax special non-core A&E charges of $24 million in the third quarter of 2026 and $25 million in the third quarter of 2025 to increase liabilities related to the A&E exposures of AFG’s former railroad and manufacturing operations. The charges in both periods reflect increases in the anticipated scope and costs of investigation and remediation at a limited number of sites.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $35 million in the third quarter of 2026 compared to net gains of $12 million in the third quarter of 2025, a change of $47 million (392%). Realized gains (losses) on securities consisted of the following (in millions):

	Three months ended September 30,
	2026	2025
Realized gains (losses) before impairment allowances:
Disposals	$(1)	$(1)
Change in the fair value of equity securities	(6)	13
Change in the fair value of derivatives	(6)	1
	(13)	13

Change in allowance for impairments on securities	(22)	(1)
Realized gains (losses) on securities	$(35)	$12

The $6 million net realized loss from the change in the fair value of equity securities in the third quarter of 2026 includes losses of $6 million on investments in banks and financing companies and $4 million on investments in media companies, partially offset by gains of $4 million on investments in technology companies. The $13 million net realized gain from the change in the fair value of equity securities in the third quarter of 2025 includes gains of $11 million on investments in media companies and $6 million on investments in banks and financing companies, partially offset by losses of $10 million on investments in manufacturing companies.

The $22 million change in allowance for impairments on securities in the third quarter of 2026 relates primarily to an allowance recorded on a mortgage loan.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $77 million for the third quarter of 2026 compared to $53 million for the third quarter of 2025, an increase of $24 million (45%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Segmented Statement of Earnings
AFG reports its operations as two segments: (i) Property and casualty insurance (“P&C”) and (ii) Other, which includes holding company costs and income and expenses related to the managed investment entities (“MIEs”).

AFG’s net earnings, determined in accordance with GAAP, include certain items that may not be indicative of its ongoing core operations. The following tables for the nine months ended September 30, 2026 and 2025 identify such items by segment and reconcile net earnings to core net operating earnings, a non-GAAP financial measure that AFG believes is a useful tool for investors and analysts in analyzing ongoing operating trends (in millions):

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2026
Revenues:
Net earned premiums	$5,467	$—	$—	$5,467	$—	$5,467
Net investment income	678	—	86	764	—	764
Realized gains (losses) on securities	—	—	—	—	(37)	(37)
Income of MIEs:
Investment income	—	207	—	207	—	207
Gain (loss) on change in fair value of assets/liabilities	—	(21)	—	(21)	—	(21)
Other income	10	(8)	85	87	—	87
Total revenues	6,155	178	171	6,504	(37)	6,467

Costs and Expenses:
Losses and loss adjustment expenses	3,376	—	—	3,376	—	3,376
Commissions and other underwriting expenses	1,663	—	24	1,687	—	1,687
Interest charges on borrowed money	—	—	70	70	—	70
Expenses of MIEs	—	178	—	178	—	178
Other expenses	51	—	167	218	24	242
Total costs and expenses	5,090	178	261	5,529	24	5,553
Earnings before income taxes	1,065	—	(90)	975	(61)	914
Provision for income taxes	219	—	(13)	206	(13)	193
Core Net Operating Earnings	846	—	(77)	769
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	(29)	(29)	29	—
Special A&E charge, net of tax	—	—	(19)	(19)	19	—
Net Earnings	$846	$—	$(125)	$721	$—	$721

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

		Other
	P&C	Consol. MIEs	Holding Co., other and unallocated	Total	Non-core reclass	GAAP Total
Nine months ended September 30, 2025
Revenues:
Net earned premiums	$5,240	$—	$—	$5,240	$—	$5,240
Net investment income	554	(10)	18	562	—	562
Realized gains (losses) on:
Securities	—	—	—	—	17	17
Subsidiaries	—	—	—	—	1	1
Income of MIEs:
Investment income	—	214	—	214	—	214
Gain (loss) on change in fair value of assets/liabilities	—	(7)	—	(7)	—	(7)
Other income	9	(8)	83	84	—	84
Total revenues	5,803	189	101	6,093	18	6,111

Costs and Expenses:
Losses and loss adjustment expenses	3,327	—	—	3,327	—	3,327
Commissions and other underwriting expenses	1,568	—	25	1,593	—	1,593
Interest charges on borrowed money	—	—	57	57	—	57
Expenses of MIEs	—	189	—	189	—	189
Other expenses	61	—	165	226	25	251
Total costs and expenses	4,956	189	247	5,392	25	5,417
Earnings before income taxes	847	—	(146)	701	(7)	694
Provision for income taxes	172	—	(26)	146	5	151
Core Net Operating Earnings	675	—	(120)	555
Non-core earnings (loss) (*):
Realized gains (losses) on securities, net of tax	—	—	14	14	(14)	—
Realized gain on subsidiaries, net of tax	1	—	—	1	(1)	—
Special A&E charge, net of tax	—	—	(20)	(20)	20	—
Other	—	—	(7)	(7)	7	—
Net Earnings	$676	$—	$(133)	$543	$—	$543
(*)See the reconciliation of core earnings to GAAP net earnings under “Results of Operations — General” for details on the tax impacts of these reconciling items.

Property and Casualty Insurance Segment — Results of Operations
AFG’s property and casualty insurance operations contributed $1.07 billion in pretax earnings in the first nine months of 2026 compared to $847 million in the first nine months of 2025, an increase of $218 million (26%), reflecting higher net investment income and higher underwriting profit.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s earnings before income taxes from its property and casualty insurance operations for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	Nine months ended September 30,
	2026	2025	% Change
Gross written premiums	$9,244	$8,609	7%
Reinsurance premiums ceded	(3,211)	(2,943)	9%
Net written premiums	6,033	5,666	6%
Change in unearned premiums	(566)	(426)	33%
Net earned premiums	5,467	5,240	4%
Loss and loss adjustment expenses	3,376	3,327	1%
Commissions and other underwriting expenses	1,663	1,568	6%
Underwriting gain	428	345	24%

Net investment income	678	554	22%
Other income and expenses, net	(41)	(52)	(21%)
Earnings before income taxes	$1,065	$847	26%

	Nine months ended September 30,
	2026	2025	Change
Combined Ratios:
Specialty lines
Loss and LAE ratio	61.6%	63.4%	(1.8%)
Underwriting expense ratio	30.4%	29.9%	0.5%
Combined ratio	92.0%	93.3%	(1.3%)

Aggregate — including exited lines
Loss and LAE ratio	61.8%	63.5%	(1.7%)
Underwriting expense ratio	30.4%	29.9%	0.5%
Combined ratio	92.2%	93.4%	(1.2%)

AFG reports the underwriting performance of its Specialty property and casualty insurance business in the following sub-segments: (i) Property and transportation, (ii) Specialty casualty and (iii) Specialty financial.

Gross Written Premiums
Gross written premiums (“GWP”) increased $635 million (7%) compared to the first nine months of 2025. Detail of gross written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2026		2025
	GWP	%	GWP	%	% Change
Property and transportation	$4,564	49%	$4,119	48%	11%
Specialty casualty	3,550	39%	3,467	40%	2%
Specialty financial	1,130	12%	1,023	12%	10%
	$9,244	100%	$8,609	100%	7%

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Reinsurance Premiums Ceded
Reinsurance premiums ceded (“Ceded”) as a percentage of gross written premiums increased 1.0 percentage points compared to the first nine months of 2025. Detail of reinsurance premiums ceded is shown below (dollars in millions):

	Nine months ended September 30,
	2026		2025		Change in
	Ceded	% of GWP	Ceded	% of GWP	% of GWP
Property and transportation	$(1,978)	43%	$(1,746)	42%	1%
Specialty casualty	(1,014)	29%	(1,016)	29%	—%
Specialty financial	(219)	19%	(181)	18%	1%
	$(3,211)	35%	$(2,943)	34%	1%

Net Written Premiums
Net written premiums (“NWP”) increased $367 million (6%) compared to the first nine months of 2025. Detail of net written premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2026		2025
	NWP	%	NWP	%	% Change
Property and transportation	$2,586	43%	$2,373	42%	9%
Specialty casualty	2,536	42%	2,451	43%	3%
Specialty financial	911	15%	842	15%	8%
	$6,033	100%	$5,666	100%	6%

Net Earned Premiums
Net earned premiums (“NEP”) increased $227 million (4%) compared to the first nine months of 2025. Detail of net earned premiums is shown below (dollars in millions):

	Nine months ended September 30,
	2026		2025
	NEP	%	NEP	%	% Change
Property and transportation	$2,142	39%	$2,011	38%	7%
Specialty casualty	2,444	45%	2,403	46%	2%
Specialty financial	881	16%	826	16%	7%
	$5,467	100%	$5,240	100%	4%

Gross written premiums for the first nine months of 2026 increased $635 million (7%) compared to the first nine months of 2025. The Specialty property and casualty insurance operations continue to achieve year-over-year premium growth as a result of new business opportunities, a favorable renewal rate environment, strong policy retention and increased exposures. Overall average renewal rates increased approximately 4% in the first nine months of 2026. Excluding the workers’ compensation businesses, renewal pricing increased approximately 5%.

Property and transportation Gross written premiums increased $445 million (11%) in the first nine months of 2026 compared to the first nine months of 2025. This increase was due primarily to growth in certain crop insurance products, and to a lesser extent, new business opportunities, higher exposures and a favorable rate environment in several of the transportation businesses. Average renewal rates increased approximately 7% for this group in the first nine months of 2026. Reinsurance premiums ceded as a percentage of gross written premiums in the first nine months of 2026 were comparable to the first nine months of 2025.

Specialty casualty Gross written premiums increased $83 million (2%) in the first nine months of 2026 compared to the first nine months of 2025, reflecting new business opportunities in the workers’ compensation businesses and the general liability businesses focused on energy, construction and environmental risks and new business opportunities and favorable renewal pricing in the excess and surplus businesses. Average renewal rates increased approximately 3% for this group in the first nine months of 2026. Excluding the workers’ compensation businesses, renewal rates for this group increased approximately 5%. Reinsurance premiums ceded as a percentage of gross written premiums in the first nine months of 2026 were comparable to the first nine months of 2025.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Specialty financial Gross written premiums increased $107 million (10%) in the first nine months of 2026 compared to the first nine months of 2025, due primarily to growth across the lender services businesses. Average renewal rates increased approximately 1% for this group in the first nine months of 2026. Reinsurance premiums ceded as a percentage of gross written premiums increased 1 percentage point in the first nine months of 2026 compared to the first nine months of 2025, reflecting higher cessions of catastrophe exposed business in the financial institutions business.

Combined Ratio
The table below (dollars in millions) details the components of the combined ratio:

	Nine months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025
Property and transportation
Loss and LAE ratio	68.5%	70.9%	(2.4%)
Underwriting expense ratio	22.7%	23.2%	(0.5%)
Combined ratio	91.2%	94.1%	(2.9%)
Underwriting profit				$190	$119

Specialty casualty
Loss and LAE ratio	64.6%	66.3%	(1.7%)
Underwriting expense ratio	30.3%	29.4%	0.9%
Combined ratio	94.9%	95.7%	(0.8%)
Underwriting profit				$121	$102

Specialty financial
Loss and LAE ratio	36.8%	37.1%	(0.3%)
Underwriting expense ratio	49.4%	47.7%	1.7%
Combined ratio	86.2%	84.8%	1.4%
Underwriting profit				$122	$126

Total Specialty
Loss and LAE ratio	61.6%	63.4%	(1.8%)
Underwriting expense ratio	30.4%	29.9%	0.5%
Combined ratio	92.0%	93.3%	(1.3%)
Underwriting profit				$433	$347

Aggregate — including exited lines
Loss and LAE ratio	61.8%	63.5%	(1.7%)
Underwriting expense ratio	30.4%	29.9%	0.5%
Combined ratio	92.2%	93.4%	(1.2%)
Underwriting profit				$428	$345

The Specialty property and casualty insurance operations generated an underwriting profit of $433 million for the first nine months of 2026 compared to $347 million for the first nine months of 2025, an increase of $86 million (25%), reflecting higher year-over-year underwriting profit in the Property and transportation and Specialty casualty groups. Overall catastrophe losses were $89 million (1.6 points on the combined ratio) in the first nine months of 2026 compared to catastrophe losses of $133 million (2.5 points) in the first nine months of 2025.

Property and transportation Underwriting profit for this group was $190 million for the first nine months of 2026 compared to $119 million for the first nine months of 2025, an increase of $71 million (60%), reflecting higher underwriting profit in the agricultural and transportation businesses. Catastrophe losses were $28 million (1.3 points on the combined ratio) in the first nine months of 2026 compared to $26 million (1.3 points) in the first nine months of 2025.

Specialty casualty Underwriting profit for this group was $121 million for the first nine months of 2026 compared to $102 million for the first nine months of 2025, an increase of $19 million (19%). Higher underwriting profit in the excess and surplus and targeted markets businesses along with higher underwriting profit in the general liability businesses focused on energy, construction and environmental risks was partially offset by lower levels of favorable prior year development in the workers’ compensation businesses. Catastrophe losses were $23 million (0.8 points on the combined

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
ratio) in the first nine months of 2026 compared to catastrophe losses of $42 million (1.7 points) in the first nine months of 2025.

Specialty financial Underwriting profit for this group was $122 million for the first nine months of 2026 compared to $126 million for the first nine months of 2025, a decrease of $4 million (3%). Higher underwriting profit in the financial institutions and fidelity and crime businesses was more than offset by a large isolated loss in the European operations and lower levels of favorable prior year development in certain businesses. Catastrophe losses were $38 million (4.4 points on the combined ratio) in the first nine months of 2026 compared to $65 million (7.9 points) in the first nine months of 2025.

Aggregate Aggregate underwriting results for AFG’s property and casualty insurance segment includes adverse prior year development of $5 million in the first nine months of 2026 and $2 million in the first nine months of 2025 related to business outside of the Specialty group that AFG no longer writes.

Losses and Loss Adjustment Expenses
The components of losses and LAE amounts and ratio are detailed below (dollars in millions):

	Nine months ended September 30,
	Amount		Ratio		Change in
	2026	2025	2026	2025	Ratio
Property and transportation
Current year, excluding catastrophe losses	$1,551	$1,443	72.5%	71.7%	0.8%
Prior accident years development	(113)	(43)	(5.3%)	(2.1%)	(3.2%)
Current year catastrophe losses including the impact of net reinstatement premiums	28	26	1.3%	1.3%	—%
Property and transportation losses and LAE and ratio	$1,466	$1,426	68.5%	70.9%	(2.4%)

Specialty casualty
Current year, excluding catastrophe losses	$1,564	$1,530	64.0%	63.7%	0.3%
Prior accident years development	(6)	21	(0.2%)	0.9%	(1.1%)
Current year catastrophe losses including the impact of net reinstatement premiums	23	42	0.8%	1.7%	(0.9%)
Specialty casualty losses and LAE and ratio	$1,581	$1,593	64.6%	66.3%	(1.7%)

Specialty financial
Current year, excluding catastrophe losses	$327	$275	37.1%	33.4%	3.7%
Prior accident years development	(41)	(34)	(4.7%)	(4.2%)	(0.5%)
Current year catastrophe losses including the impact of net reinstatement premiums	38	65	4.4%	7.9%	(3.5%)
Specialty financial losses and LAE and ratio	$324	$306	36.8%	37.1%	(0.3%)

Total Specialty
Current year, excluding catastrophe losses	$3,442	$3,248	62.9%	62.0%	0.9%
Prior accident years development	(160)	(56)	(2.9%)	(1.1%)	(1.8%)
Current year catastrophe losses including the impact of net reinstatement premiums	89	133	1.6%	2.5%	(0.9%)
Total Specialty losses and LAE and ratio	$3,371	$3,325	61.6%	63.4%	(1.8%)

Aggregate — including exited lines
Current year, excluding catastrophe losses	$3,442	$3,248	62.9%	62.0%	0.9%
Prior accident years development	(155)	(54)	(2.8%)	(1.0%)	(1.8%)
Current year catastrophe losses including the impact of net reinstatement premiums	89	133	1.7%	2.5%	(0.8%)
Aggregate losses and LAE and ratio	$3,376	$3,327	61.8%	63.5%	(1.7%)

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Current accident year losses and LAE, excluding catastrophe losses
The current accident year loss and LAE ratio, excluding catastrophe losses, for AFG’s Specialty property and casualty insurance operations was 62.9% for the first nine months of 2026 compared to 62.0% for the first nine months of 2025, an increase of 0.9 percentage points.

Property and transportation   The 0.8 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the crop and transportation businesses, both of which have a higher loss and LAE ratio than some of the other businesses in this sub-segment, partially offset by lower claim frequency in the commercial auto businesses and lower claim severity in the aviation business.

Specialty casualty   The 0.3 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects growth in the workers’ compensation and public sector businesses, both of which have a higher loss and LAE ratio than some of the other businesses in this sub-segment, and a decrease in net earned premiums in the executive liability and certain excess and surplus lines businesses, both of which have a lower loss and LAE ratio than some of the other businesses in this sub-segment, partially offset by lower claim severity in the excess and surplus businesses.

Specialty financial   The 3.7 percentage points increase in the loss and LAE ratio for the current year, excluding catastrophe losses, reflects a large isolated loss in AFG’s European operations, partially offset by growth in the financial institutions business, which has a lower loss and LAE ratio than some of the other businesses in this sub-segment.

Net prior year reserve development
AFG’s Specialty property and casualty insurance operations recorded net favorable reserve development related to prior accident years of $160 million in the first nine months of 2026 compared to $56 million in the first nine months of 2025, an increase of $104 million (186%).

Property and transportation Net favorable reserve development of $113 million in the first nine months of 2026 reflects lower than anticipated losses in the crop business, lower than expected claim severity and frequency in the inland marine business and the agribusiness operations and lower than anticipated claim severity in the commercial auto, aviation and equine businesses. Net favorable reserve development of $43 million in the first nine months of 2025 reflects lower than anticipated losses in the crop business, lower than anticipated claim severity in the aviation business and lower than expected claim frequency and severity in the inland marine business.

Specialty casualty Net favorable reserve development of $6 million in the first nine months of 2026 reflects lower than anticipated claim severity in the workers’ compensation businesses, partially offset by higher than anticipated severity in certain social inflation exposed businesses. Net adverse reserve development of $21 million in the first nine months of 2025 reflects higher than expected claim severity in the excess and surplus, social services, excess liability, public sector and general liability businesses, partially offset by lower than anticipated claim severity in the workers’ compensation and executive liability businesses.

Specialty financial Net favorable reserve development of $41 million in the first nine months of 2026 reflects lower than anticipated claim frequency and severity in the fidelity and crime business and lower than expected claim severity in the surety and financial institutions businesses. Net favorable reserve development of $34 million in the first nine months of 2025 reflects lower than anticipated claim frequency in the financial institutions business and lower than expected claim severity in the surety, fidelity and trade credit businesses.

Aggregate Aggregate net prior accident years reserve development for AFG’s property and casualty insurance segment includes net adverse reserve development of $5 million in the first nine months of 2026 and $2 million in the first nine months of 2025 related to business outside the Specialty group that AFG no longer writes.

Catastrophe losses
Catastrophe losses of $89 million in the first nine months of 2026 resulted primarily from winter and convective storms in multiple regions of the United States. Catastrophe losses of $133 million in the first nine months of 2025 resulted primarily from California wildfires and storms in multiple regions of the United States.

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Commissions and Other Underwriting Expenses
Commissions and other underwriting expenses (“U/W Exp”) increased $95 million (6%) compared to the first nine months of 2025. AFG’s underwriting expense ratio increased 0.5 percentage points compared to the first nine months of 2025. Detail of commissions and other underwriting expenses and underwriting expense ratios is shown below (dollars in millions):

	Nine months ended September 30,
	2026		2025		Change in
	U/W Exp	% of NEP	U/W Exp	% of NEP	% of NEP
Property and transportation	$486	22.7%	$466	23.2%	(0.5%)
Specialty casualty	742	30.3%	708	29.4%	0.9%
Specialty financial	435	49.4%	394	47.7%	1.7%
	$1,663	30.4%	$1,568	29.9%	0.5%

Property and transportation   Commissions and other underwriting expenses as a percentage of net earned premiums decreased 0.5 percentage points in the first nine months of 2026 compared to the first nine months of 2025. This decrease reflects growth in the crop and commercial auto businesses, both of which have a lower commissions and other underwriting expense ratio than some of the other businesses in this sub-segment, partially offset by higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics.

Specialty casualty   Commissions and other underwriting expenses as a percentage of net earned premiums increased 0.9 percentage points in the first nine months of 2026 compared to the first nine months of 2025 reflecting lower ceding commissions in certain excess and surplus businesses resulting from changes in reinsurance treaties, higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics, and the impact of changes in the mix of business.

Specialty financial   Commissions and other underwriting expenses as a percentage of net earned premiums increased 1.7 percentage points in the first nine months of 2026 compared to the first nine months of 2025 due primarily to higher profit-based commissions to agents in the financial institutions business, higher costs for software and other expenses associated with certain initiatives in IT security, customer experience and data analytics, and the impact of changes in the mix of business.

Property and Casualty Net Investment Income
Net investment income in AFG’s property and casualty insurance operations increased $124 million (22%) compared to the first nine months of 2025. The average invested assets and overall yield earned on investments held by AFG’s property and casualty insurance operations are provided below (dollars in millions):

	Nine months ended September 30,
	2026	2025	Change	% Change
Net investment income:
Net investment income, excluding alternative investments	$583	$491	$92	19%
Alternative investments	95	63	32	51%
Total net investment income	$678	$554	$124	22%

Average invested assets (at amortized cost)	$17,036	$15,988	$1,048	7%

Yield (net investment income as a % of average invested assets):
Excluding alternative investments	5.47%	4.95%	0.52%
Alternative investments	4.48%	3.04%	1.44%
Overall P&C portfolio	5.31%	4.62%	0.69%

Yield on fixed maturities (before investment expenses)	5.09%	5.17%	(0.08%)

The increase in the property and casualty insurance segment’s net investment income for the first nine months of 2026 compared to the first nine months of 2025 is due primarily to the sale of Charleston Harbor in August 2026, which generated $126 million in pretax net investment income. Since a property and casualty subsidiary and AFG (parent) each

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
owned half of the property, these earnings are split evenly between the property and casualty segment and the holding company. Excluding the segment’s $63 million share of the income from the Charleston Harbor sale, the property and casualty insurance segment’s net investment income for the first nine months of 2026 increased $61 million (11%) reflecting higher average invested assets and improved results from alternative investments.

Property and Casualty Other Income and Expenses, Net
Other income and expenses, net for AFG’s property and casualty insurance operations improved $11 million (21%) compared to the first nine months of 2025. The table below details the items included in other income and expenses, net for AFG’s property and casualty insurance operations (in millions):

	Nine months ended September 30,
	2026	2025
Other income	$10	$9
Other expenses:
Amortization of intangibles	15	15
Interest expense on funds withheld	30	34
Other	6	12
Total other expenses	51	61
Other income and expenses, net	$(41)	$(52)

Holding Company, Other and Unallocated — Results of Operations
AFG’s net GAAP pretax loss outside of its property and casualty insurance segment (excluding realized gains and losses) totaled $114 million in the first nine months of 2026 compared to $171 million in the first nine months of 2025, a decrease of $57 million (33%). AFG’s net core pretax loss outside of its property and casualty insurance segment totaled $90 million in the first nine months of 2026 compared to $146 million in the first nine months of 2025, a decrease of $56 million (38%).

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
The following table details AFG’s GAAP and core loss before income taxes from operations outside of its property and casualty insurance segment for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	Nine months ended September 30,
	2026	2025	% Change
Revenues:
Net investment income, excluding sale of Charleston Harbor	$23	$18	28%
Net investment income - sale of Charleston Harbor (a)	63	—	—%
Other income — P&C fees	74	71	4%
Other income	11	12	(8%)
Total revenues	171	101	69%

Costs and Expenses:
Property and casualty insurance — loss adjustment and underwriting expenses	24	25	(4%)
Other expense — expenses associated with P&C fees	50	46	9%
Other expenses (b)	117	119	(2%)
Costs and expenses, excluding interest charges on borrowed money	191	190	1%
Loss before income taxes, excluding realized gains and losses and interest charges on borrowed money	(20)	(89)	(78%)
Interest charges on borrowed money	70	57	23%
Core loss before income taxes, excluding realized gains and losses	(90)	(146)	(38%)
Pretax non-core special A&E charge	(24)	(25)	(4%)
GAAP loss before income taxes, excluding realized gains and losses	$(114)	$(171)	(33%)
(a)AFG (parent)’s share of the net investment income from the August 2026 sale of Charleston Harbor.
(b)Excludes pretax non-core special A&E charges of $24 million and $25 million in the first nine months of 2026 and 2025, respectively.

Holding Company and Other — Net Investment Income
AFG recorded net investment income on investments held outside of its property and casualty insurance segment of $86 million in the first nine months of 2026 compared to $18 million in the first nine months of 2025, an increase of $68 million due primarily to the income from the sale of Charleston Harbor in August 2026. Excluding the income from the sale of Charleston Harbor, net investment income on AFG’s investments held outside of its property and casualty insurance segment increased $5 million (28%) in the first nine months of 2026 compared to 2025, reflecting the impact of higher average investment balances.

Holding Company and Other — P&C Fees and Related Expenses
Summit, a workers’ compensation insurance subsidiary, collects fees from a small group of unaffiliated insurers for providing underwriting, policy administration and claims services. In addition, certain of AFG’s property and casualty insurance businesses collect fees from customers for ancillary services such as workplace safety programs and premium financing. In the first nine months of 2026, AFG collected $74 million in fees for these services compared to $71 million in the first nine months of 2025. Management views this fee income, net of expenses incurred to generate such fees of $50 million in the first nine months of 2026 and $46 million in the first nine months of 2025, as a reduction in the cost of underwriting its property and casualty insurance policies. The expenses related to providing such services are embedded in property and casualty underwriting and claims servicing expenses. Consistent with internal management reporting, these fees and the related expenses are netted and recorded as a reduction of commissions and other underwriting expenses and loss adjustment expenses in AFG’s segmented results.

Holding Company and Other — Other Income
Other income in the table above includes $8 million in both the first nine months of 2026 and 2025 in management fees paid to AFG by the AFG-managed CLOs (AFG’s consolidated managed investment entities). The management fees are eliminated in consolidation — see the other income line in the Consolidate MIEs column under “Results of Operations — Segmented Statement of Earnings.”

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
Holding Company and Other — Other Expenses
Excluding the non-core special A&E charges discussed below, AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded other expenses of $117 million in the first nine months of 2026 compared to $119 million in the first nine months of 2025, a decrease of $2 million (2%). Other expenses in the first nine months of 2025 include a $4 million charge to increase liabilities related to AFG’s former railroad and manufacturing operations.

Holding Company and Other — Interest Charges on Borrowed Money
AFG’s holding companies and other operations outside of its property and casualty insurance segment recorded interest expense of $70 million in the first nine months of 2026 compared to $57 million in the first nine months of 2025, an increase of $13 million (23%), reflecting the issuance of $350 million principal amount of 5.00% Senior Notes in September 2025.

Holding Company and Other — Special A&E Charges
See “Holding Company and Other — Special A&E Charges” under “Results of Operations — Holding Company, Other and Unallocated” for the quarters ended September 30, 2026 and 2025 for a discussion of the $24 million and $25 million pretax non-core special A&E charges recorded in the third quarter of 2026 and the third quarter of 2025, respectively.

Realized Gains (Losses) on Securities
AFG’s realized gains (losses) on securities were net losses of $37 million in the first nine months of 2026 compared to net gains of $17 million in the first nine months of 2025, a change of $54 million (318%). Realized gains (losses) on securities consisted of the following (in millions):

	Nine months ended September 30,
	2026	2025
Realized gains (losses) before impairment allowances:
Disposals	$(3)	$(9)
Change in the fair value of equity securities	12	32
Change in the fair value of derivatives	(16)	2
	(7)	25

Change in allowance for impairments on securities	(30)	(8)
Realized gains (losses) on securities	$(37)	$17
The $12 million net realized gain from the change in the fair value of equity securities in the first nine months of 2026 includes gains of $14 million on manufacturing companies, $7 million on investments in energy companies, $6 million on investments in natural gas companies and $6 million on investments in technology companies, partially offset by losses of $11 million on investments in media companies and $6 million on investments in asset managers. The $32 million net realized gain from the change in the fair value of equity securities in the first nine months of 2025 includes gains of $14 million on investments in media companies and $12 million on investments in banks and financing companies.

The $30 million change in allowance for impairments on securities in the first nine months of 2026 relates primarily to an allowance recorded on a mortgage loan.

Consolidated Income Taxes
AFG’s consolidated provision for income taxes was $193 million for the first nine months of 2026 compared to $151 million for the first nine months of 2025, an increase of $42 million (28%). See Note J — “Income Taxes” to the financial statements for an analysis of items affecting AFG’s effective tax rate.

ACCOUNTING STANDARDS TO BE ADOPTED

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional information and disaggregation of specified expense categories in the notes to financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or

AMERICAN FINANCIAL GROUP, INC. 10-Q
Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued
retrospectively. As of September 30, 2026, AFG has not adopted ASU 2024-03. Management is evaluating the impact of the standard to AFG’s income statement expense disclosures. Since ASU 2024-03 only requires additional disclosures, the adoption of this guidance will not have an impact on AFG’s results of operations or financial condition.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2026, there were no material changes to the information provided in Item 7A — Quantitative and Qualitative Disclosures about Market Risk of AFG’s 2025 Form 10-K.

Consistent with the discussion in Item 2 — Management’s Discussion and Analysis — “Investments,” the following table demonstrates the sensitivity of the fair value of AFG’s fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on AFG’s fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have had at September 30, 2026 (based on the duration of the portfolio, dollars in millions). Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

Fair value of fixed maturity portfolio	$11,846
Percentage impact on fair value of 100 bps increase in interest rates	(4.0%)
Pretax impact on fair value of fixed maturity portfolio	$(474)

ITEM 4. Controls and Procedures

AFG’s management, with participation of its Co-Chief Executive Officers and its Chief Financial Officer, has evaluated AFG’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the period covered by this report. Based on that evaluation, AFG’s Co-CEOs and CFO concluded that the controls and procedures are effective. There have been no changes in AFG’s internal control over financial reporting during the third fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

In the ordinary course of business, AFG and its subsidiaries routinely enhance their information systems by either upgrading current systems or implementing new systems. There have been no changes in AFG’s business processes and procedures during the third fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, AFG’s internal control over financial reporting.

AMERICAN FINANCIAL GROUP, INC. 10-Q
PART II
OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities   AFG repurchased shares of its Common Stock during 2026 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (*)
First quarter	466,097	$127.86	466,097	4,533,903
Second quarter:	201,641	129.85	201,641	4,332,262
Third quarter:
July	—	$—	—	4,332,262
August	—	—	—	4,332,262
September	180,101	138.31	180,101	4,152,161
Total	847,839	$130.56	847,839
(*)Represents the remaining shares that may be repurchased until December 31, 2030 under the Plan authorized by AFG’s Board of Directors in December 2025.

In connection with its stock incentive plan, AFG acquired 38,736 shares of its Common Stock (at an average of $129.87 per share) in the first quarter of 2026, 988 shares (at an average of $129.44 per share) in the second quarter of 2026, 1,463 shares (at an average of $138.92 per share) in July 2026 and 702 shares (at an average of $142.75 per share) in August 2026.

ITEM 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

American Financial Group, Inc.

November 5, 2026	By:	/s/ Brian S. Hertzman
Brian S. Hertzman
Senior Vice President and Chief Financial Officer